Form 10-K
period 1994-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 1995-02-24
CIK 32689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-K
                           (Mark One)

     Annual report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1994 or

     Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
     For the transition period from ___________ to __________.

                 Commission file number: 1-3368
              THE EMPIRE DISTRICT ELECTRIC COMPANY
     (Exact name of registrant as specified in its charter)

                 Kansas                           44-0236370
        (State of Incorporation)               (I.R.S. Employer
                                             Identification No.)

  602 Joplin Street, Joplin, Missouri               64801
(Address of principal executive offices)          (zip code)

          Registrant's telephone number: (417) 623-4700

   Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                       which registered

Common Stock ($1 par value)                           New York Stock Exchange
5% Cumulative Preferred Stock ($10 par value)         New York Stock Exchange
4-3/4% Cumulative Preferred Stock ($10 par value)     New York Stock Exchange
Preference Stock Purchase Rights                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 1, 1995, 13,954,629 shares of common stock were outstanding. Based upon the closing price on the New York Stock Exchange on February 1, 1995, the aggregate market value of the common stock of the Company held by nonaffiliates was approximately $230,251,379.

      The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

 The Company's proxy statement, filed pursuant     Part of Item 10 of Part III
 to Regulation 14A under the Securities Exchange   All of Item 11 of Part III
 Act of 1934, for its 1994 Annual Meeting of       Part of Item 12 of Part III
 Stockholders to be held on April 26, 1995.        All of Item 13 of Part III

TABLE OF CONTENTS

                                                               Page
PART I

ITEM 1.   BUSINESS                                               3
          General                                                3
          Electric Generating Facilities and Capacity            3
          Construction Program                                   4
          Fuel                                                   5
          Employees                                              6
          Electric Operating Statistics                          7
          Executive Officers and Other Officers of the
            Registrant                                           8
          Regulation                                             8
          General                                                8
          Rates                                                  8
          Fuel Adjustment Clauses                                8
          Environmental Matters                                  9
          Conditions Respecting Financing                        9
ITEM 2.   PROPERTIES                                            10
ITEM 3.   LEGAL PROCEEDINGS                                     11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   11


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                         11
ITEM 6.   SELECTED FINANCIAL DATA                               13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                 14
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           19
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE              34


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    34
ITEM 11.  EXECUTIVE COMPENSATION                                34
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                      34
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        34


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K                                         35
SIGNATURES                                                      38
INDEX TO EXHIBITS                                               39

PART I


ITEM 1. BUSINESS

General
      The Empire District Electric Company (the "Company"), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. The Company also provides water service to three towns in Missouri. In 1994, 99.5% of the Company's gross operating revenues were provided from the sale of electricity and 0.5% from the sale of water.
      The territory served by the Company's electric operations embraces an area of about 10,000 square miles with a population of over 330,000. The service territory is located principally in the southwestern part of Missouri and also includes smaller areas in Southeastern Kansas, Northeastern Oklahoma and Northwestern Arkansas. The principal activities of these areas are industry, agriculture and tourism. Of the Company's total 1994 retail electric revenues, approximately 87% came from Missouri customers, 7% from Kansas customers, 3% from Oklahoma customers and 3% from Arkansas customers.
      The Company supplies electric service at retail to 120 incorporated communities and to various unincorporated areas and at wholesale to four municipally-owned distribution systems and two rural electric cooperatives. The largest urban area served by the Company is the City of Joplin, Missouri, and its immediate vicinity, with a population of approximately 135,000. The Company operates under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 42% of the Company's total electric operating revenues in 1994 were derived from incorporated communities with franchises having at least ten years remaining and approximately 29% was derived from incorporated communities in which the Company's franchises have remaining terms of ten years or less. Although the Company's franchises contain no renewal provisions, in recent years the Company has obtained renewals of all its expiring franchises prior to the expiration dates.
      The Company's electric revenues in 1994 were derived as follows: residential 41%, commercial 30%, industrial 18%, wholesale 8% and other 3%. Producers of food and kindred products accounted for approximately 5% of electric revenues in 1994. The Company's largest single on-system wholesale customer is the City of Monett, Missouri, which in 1994 accounted for approximately 3% of electric revenues. The Company's largest single retail customer is Praxair, Inc., whose industrial chemical plant accounted for just over 1% of electric revenues in 1994.

Electric Generating Facilities and Capacity
      At December 31, 1994, the Company's generating plants consisted of the Asbury Plant (aggregate generating capacity of 211 megawatts), the Riverton Plant (aggregate generating capacity of 169.5 megawatts), the Empire Energy Center (aggregate generating capacity of 180 megawatts) and the Ozark Beach Hydroelectric Plant (aggregate generating capacity of 16 megawatts). The Company also has a 12% ownership interest (80 megawatt capacity) in Unit No. 1 at the Iatan Generating Station. See Item 2, "Properties - Electric Facilities" for further information about these plants and other plants under construction.
      The Company and the ten other power suppliers in Kansas and Western Missouri who comprise the MOKAN Power Pool have agreed to share reserve capacity and provide emergency standby services for fellow members. Pool members participate in studies for long-range generation and transmission facilities' requirements. Pursuant to the MOKAN agreement, the Company is obligated annually to maintain a capacity margin of not less than 15.3%. The Company is also a member of the Southwest Power Pool, a regional division of the North American Electric Reliability
Council. During 1994, the Company became a member of Western Systems Power Pool, a marketing pool which facilitates the purchase and sale of power among members.

      The Company currently supplements its on-system generating capacity with purchases of capacity and energy from neighboring utilities in order to meet the demands of its customers and the capacity margins applicable to it under the MOKAN agreement. The Company has entered into agreements for such purchases with Associated Electric Cooperative, Inc. ("AEC"), Kansas Gas & Electric ("KG&E"), Public Service Company of Oklahoma ("PSO") and Southwestern Public Service Company ("SPS") for periods into the year 2000. In addition, on January 16, 1995, the Company entered into an agreement with Western Resources ("WR") for the purchase of capacity and energy through May 31, 2010. The amount of capacity purchased under these contracts reflects the Company's on-system capacity, its current expectation of the future power needs of its service territory and its current plans to construct additional generating units as indicated under "Construction Program" below. The following chart sets forth the Company's purchase commitments and anticipated owned capacity (in megawatts) during the indicated contract years (which run from June 1 to May 31 of the following year).

                        Purchased   Anticipated
             Contract     Power        Owned
               Year    Commitment    Capacity     Total
               1992        200          657        857
               1993        220          657        877
               1994        267          657        924
               1995        225          734        959
               1996        260          734        994
               1997        210          832        1042
               1998        230          832        1062
               1999        255          832        1087

The charges for capacity purchases under the contracts referred to above during calendar year 1994 amounted to approximately $9.6 million. Minimum charges for capacity purchases under such contracts total approximately $68 million for the period June 1, 1995, through May 31, 2000.
      The maximum hourly demand on the Company's system reached a new record high of 741 megawatts on July 5, 1994. The Company's previous record peak of 739 megawatts was established in August 1993. The maximum hourly winter demand during 1994 was 674 megawatts which occurred during the month of February.

Construction Program
      Total gross property additions (including construction work in progress) for the five years ended December 31, 1994, amounted to $211.7 million, and retirements during the same period amounted to $13.6 million.
       The Company's total construction-related expenditures, including AFUDC, were $71.6 million in 1994 and for the next three years are estimated for planning purposes to be as follows:

                                   Construction Expenditures
                                           (millions)
                                  1995     1996    1997    Total
     New generating facilities    $13.5   $15.4     $5.4   $34.3
     Additions to existing
       generating facilities        6.1     8.2     11.5    25.8
     Transmission facilities        5.8    11.9      8.8    26.5
     Distribution system
       additions                   25.9    25.4     22.7    74.0
     General and other
       additions                    3.4     2.1      1.5     7.0
          Total                   $54.7   $63.0    $49.9  $167.6

     The Company's projected construction plan for the years 1995 through 1997 includes expenditures for two new 98-megawatt gas-fired combustion turbine units. One of these units is expected to be placed in service in mid-1995, and the other unit is expected to be placed in service during 1997. These two units will be located at the Company's new State Line Power Plant, west of Joplin, Missouri. Because of the long-term agreement recently entered into with WR for the purchase of capacity and energy, and changes in the Company's anticipated load growth, the Company's long-term construction plans no longer include the baseload and combined cycle units previously disclosed. The foregoing plans for construction of new capacity are subject to change, as they have in the past, and the above expenditures could vary significantly from such estimate, both as to amount and as to timing.

       The Company's estimated construction expenditures are reviewed and adjusted for, among other things, revised estimates of future capacity needs and the cost of funds. Actual construction expenditures may vary significantly from the estimates due to a number of factors, including changes in equipment delivery schedules, changes in customer requirements, construction delays, ability to raise capital, environmental matters, the extent to which the Company receives timely and adequate rate increases, the extent of competition from independent power producers and co-generators, other changes in business conditions and changes in legislation and regulation, including regulations governing the wheeling of power.

Fuel
      Coal supplied approximately 97.7% of the Company's total fuel requirements in 1994 based on kilowatt-hours generated. The remainder was supplied by natural gas (2.1%) and oil (0.2%).
     The Company's Asbury Plant is fueled entirely by coal except for startup fuel. The Company is currently using a blend consisting of approximately 86% Western coal and 14% local coal on an mmbtu basis. Under normal conditions, the Company attempts to keep approximately a 45 day supply on hand. As of December 31,
1994,   the  Company  had  sufficient  coal  on  hand  to  supply
anticipated requirements at Asbury for 36 days. See Item 7, "Management's Discussion and Analysis of Financial Condition and
Results   of  Operations"  for  information  concerning  railroad
transportation  difficulties which have  impacted  the  Company's coal supplies.
      The Riverton Plant's fuel requirements are primarily met by blended coal with the remainder supplied by natural gas and oil. During 1994, a blend of approximately 75% Western coal and 25% local coal on an mmbtu basis was burned at the Plant. Under normal conditions, the Company attempts to keep approximately a 45 day supply on hand. As of December 31, 1994, the Company had
coal   supplies   on   hand  at  Riverton  to  meet   anticipated
requirements for 27 days.
     The Company has a long-term contract, expiring in 2004, with a subsidiary of Peabody Holding Company, Inc., for the supply of low sulfur Western coal to meet its requirements for such coal at the Asbury and Riverton Plants during the term of the contract. This Peabody coal is supplied from the Rochelle Mine in Campbell County, Wyoming and is shipped from there to the Asbury Plant by rail, a distance of approximately 800 miles. The coal is delivered under a transportation contract with Western Railroad Properties, Inc., Union Pacific Railroad Company and The Kansas City Southern Railway Company. The Company owns one unit train which delivers Peabody coal to the Asbury Plant, leases rail cars on an as needed basis to supplement inventory and is currently negotiating a one-year lease for an additional train, which is expected to be available by the middle of the second quarter of 1995. The Peabody coal is transported from Asbury to Riverton via truck. Transportation costs account for over half of the cost of the Peabody Coal. Anticipated requirements for local coal at both Plants are supplied under a coal supply agreement with the Mackie-Clemens Fuel Company which expires on December 31, 1999.
      Both peaking units at the Empire Energy Center, which are currently fueled by light oil, are undergoing a conversion to permit operation with natural gas as well. The fuel conversion is expected to be completed in the first quarter of 1995. The Company attempts to maintain a supply of oil at this facility which would support full load operation for approximately three days. In a previous rate case, the Missouri Commission allowed the Company to include this amount in its cost of service calculation. Based on current fuel prices, it is expected that these units will be operated primarily on natural gas following completion of the conversion.
      The Company has entered into a firm agreement with Williams Natural Gas Company for the transportation of natural gas to the Empire Energy Center, the new State Line Power Plant or the Riverton Plant, as elected by the Company. The effective date of the agreement will be the earlier of June 1, 1997, or the date of initial delivery under the agreement. The Company expects that its remaining gas transportation requirements, as well as the majority of its gas supply requirements, will be met by spot purchases.

      The Iatan Plant is a coal-fired generating station which is jointly-owned by Kansas City Power and Light ("KCPL") (70%), St. Joseph Light & Power Company ("SJLP") (18%) and the Company (12%). Low sulfur Western coal in quantities sufficient to meet Iatan's requirements is supplied under a long-term contract expiring on December 31, 2003, between the joint owners and the Arco Coal Company, a division of the Atlantic Richfield Company. The coal is transported by rail under a contract expiring on December 31, 1995, with Burlington Northern, Kansas City Southern Railway Company and the MO-KAN-TEX railroads. The joint owners have reached a tentative agreement with the railroads for a new transportation contract running through the year 2000.
      The following table sets forth a comparison of the cost, including transportation costs, per million btu of various types of fuels used in the Company's facilities:

                                      1994      1993      1992
     Coal - Iatan                    $0.888    $0.940    $0.921
     Coal - Asbury                    1.040     1.017     0.973
     Coal - Riverton                  1.173     1.173     1.132
     Natural Gas - Riverton           1.820     2.299     1.803
     Oil                              4.006     3.560     3.928

     The Company's weighted cost of fuel burned per kilowatt-hour generated was 1.194 cents in 1994, 1.252 cents in 1993 and  1.146 cents in 1992.

Employees
      At December 31, 1994, the Company had 650 full-time employees, of whom 343 were members of Local 1474 of The International Brotherhood of Electrical Workers ("IBEW"). On December 30, 1993, the Company signed a labor agreement with the IBEW expiring on October 31, 1996.

ELECTRIC OPERATING STATISTICS
                              1994       1993       1992       1991       1990
Electric Operating
Revenues (000s):
  Residential (Note 1)        $71,977    $68,477    $59,645    $62,682    $56,718
  Commercial (Note 1)          54,052     50,264     45,264     43,841     39,892
  Industrial (Note 1)          31,317     28,880     26,596     26,289     24,647
  Public authorities            3,509      3,419      3,177      3,069      2,856
  Wholesale on-system           8,173      8,038      6,837      6,745      6,661
  Miscellaneous                 2,393      2,302      1,975      2,052      2,174
   Total system               171,421    161,380    143,494    144,678    132,948
  Wholesale off-system          5,391      6,244      5,997      4,938      7,904
   Total electric
    operating revenues       $176,812   $167,624   $149,491   $149,616   $140,852
Electricity generated and
 purchased (000s of Kwh):
  Steam                     2,495,055  2,322,749  2,307,854  2,243,083  2,253,848
  Hydro                        83,556    102,673     77,644     79,865     59,551
  Combustion turbine           51,358     39,532      5,048     63,387     24,407
   Total generated          2,629,969  2,464,954  2,390,546  2,386,335  2,337,806
  Purchased                 1,394,470  1,443,410  1,119,025  1,096,056  1,138,202
   Total generated and
     purchased              4,024,439  3,908,364  3,509,571  3,482,391  3,476,008
  Interchange (net)               630     11,266      2,657     (2,917)     6,728
   Total system input       4,025,069  3,919,630  3,512,228  3,479,474  3,482,736
Maximum hourly system
 demand (Kw)                  741,000    739,000    680,000    678,000    668,000
 Owned capacity (Including
  interst in Iatan) (Kw)      656,500    657,300    657,300    657,300    657,300
Annual load factor (%)          57.32      54.88      52.77      54.02      51.77
Electric sales (000s of
Kwh):
  Residential               1,264,721  1,248,482  1,068,595  1,142,752  1,057,656
  Commercial                1,018,052    950,906    850,829    826,774    774,868
  Industrial                  827,067    760,737    695,271    689,377    668,797
  Public authorities           86,463     83,239     78,050     77,068     74,205
  Wholesale on-system         234,228    232,815    220,916    227,087    216,033
   Total system             3,430,531  3,276,179  2,913,661  2,963,058  2,791,559
  Wholesale off-system        304,554    366,729    360,251    270,920    453,311
   Total electric sales     3,735,085  3,642,908  3,273,912  3,233,978  3,244,870
Company use (000s of Kwh)       9,260      9,117      8,924      9,222      9,419
Lost and unaccounted for
(000s of Kwh)                 280,724    267,605    229,392    236,274    228,447
   Total system input       4,025,069  3,919,630  3,512,228  3,479,474  3,482,736
Customers (average number
of monthly bills
rendered):
  Residential                 109,032    105,079    101,943     99,916     98,437
  Commercial                   19,175     18,447     17,796     17,276     16,938
  Industrial                      318        283        267        264        262
  Public authorities            1,558      1,517      1,467      1,427      1,388
  Wholesale on-system               7          7          7          7          7
   Total system               130,090    125,333    121,480    118,890    117,032
  Wholesale off-system              6          5          5          4          5
   Total                      130,096    125,338    121,485    118,894    117,037
Average annual residential
 sales per customer (Kwh)      11,600     11,881     10,482     11,437     10,744
Average annual residential
 revenue per customer         $660.14    $651.67    $585.08    $627.34    $576.18
Average residential
 revenue per Kwh              $0.0569    $0.0548    $0.0558    $0.0549    $0.0536
Average commercial revenue
 per Kwh                      $0.0531    $0.0529    $0.0532    $0.0530    $0.0515
Average industrial revenue
 per Kwh                      $0.0379    $0.0380    $0.0383    $0.0381    $0.0369

<FOOTNOTE>
Note (1): In connection with the Missouri electric rate proceeding described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's rate structure was changed in 1994 to more accurately reflect the cost of providing service, resulting in a greater rate increase for residential customers than for commercial and industrial customers.

Executive Officers and Other Officers of the Registrant
      The names of the officers of the Company, their ages and years of service with the Company as of December 31, 1994, positions held and effective date of such positions are presented below. Each of the officers of the Company has held executive officer or management positions within the Company for at least the last five years.

               Age at                                        With the  Officer
Name          12/31/94  Positions with the Company             Company   since
                                                                since
R.L. Lamb      62        President (1982), Director (1978)      1955      1974
M.W. McKinney  50        Executive Vice President (1994), Vice  1967      1982
                         President - Customer Services
                          (1982-1994), Director (1991)
V.E. Brill     53        Vice President - Finance (1983),       1962      1975
                         Director (1989)
R.B. Fancher   54        Vice President - Corporate Services    1972      1984
                         (1984)
D.A. Vice      59        Vice President - Transmission and      1965      1984
                         Distribution (1984)
J.H. Weitzel   62        Vice President - Production (1984)     1959      1984
G.C. Hunter    55        Secretary-Treasurer (1989)             1965      1983
G.A. Knapp     43        Controller and Assistant Treasurer     1978      1983
                         (1983)
D.W. Gibson    48        Director of Financial Services and     1979      1991
                         Assistant Secretary (1991)

Regulation
     General. The Company, as a public utility, is subject to the jurisdiction of the Missouri Public Service Commission ("Missouri Commission"), the State Corporation Commission of the State of
Kansas ("Kansas Commission"), the Corporation Commission of Oklahoma ("Oklahoma Commission") and the Arkansas Public Service Commission ("Arkansas Commission") with respect to services and facilities, rates and charges, accounting, valuation of property, depreciation and various other matters. Each such Commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. The Kansas Commission also has jurisdiction over the issuance of securities. The Company's transmission and sale at wholesale of electric energy in interstate commerce and its facilities are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale; the sale, lease or other disposition of such facilities and accounting matters.
      The Company's Ozark Beach Hydroelectric Plant is operated under a license from FERC. See Item 2, "Properties - Electric Facilities." The Company is disputing a Headwater Benefits Determination Report it received from FERC on September 9, 1991. The report calculates an assessment to the Company for headwater benefits received at the Ozark Beach Hydroelectric Plant for the period 1973 through 1990 in the amount of $705,724, and calculates an annual assessment thereafter of $42,914 for the years 1991 through 2011. The Company believes that the methodology used in making the assessment was incorrect and is contesting the determination. As of December 31, 1994, FERC had not  responded to the comments filed by the Company on  July  31,
1992.
      During 1994, approximately 92% of the Company's electric operating revenues were received from retail customers. Approximately 87%, 7%, 3% and 3% of such retail revenues were derived from sales in Missouri, Kansas, Oklahoma and Arkansas, respectively. Sales subject to FERC jurisdiction represented approximately 8% of the Company's electric operating revenues during 1994.
     Rates. See Item 7 for information concerning recent electric and water rate proceedings.
      Fuel Adjustment Clauses. Fuel adjustment clauses permit changes in fuel costs to be passed along to customers without the need for a rate proceeding. A fuel adjustment clause is not permitted under Missouri law. The Company, with approval from the Kansas Commission, eliminated the fuel adjustment clause applicable to the Company's retail electric sales in Kansas in 1989. Automatic fuel adjustment clauses are presently applicable to retail electric sales in Arkansas, Oklahoma and system wholesale kilowatt-hour sales under FERC jurisdiction. Significant increases in fuel costs may be recovered in Missouri and Kansas only through rate filings made with the appropriate Commissions.

Environmental Matters
      The Company is subject to various federal, state and local laws and regulations with respect to environmental matters. Items regulated include: air, water, hazardous waste, asbestos, PCBs, solid waste and other items. The Company believes that its operations are in compliance with present laws and regulations.
     The 1990 Amendments to the Clean Air Act ("1990 Amendments") affect the Asbury, Riverton and Iatan Power Plants. The Riverton and Iatan Plants are classified as Phase II facilities and will become affected units on January 1, 2000. The Asbury Plant is a Phase I facility that became an affected unit on January 1, 1995. All Phase I units were required to apply to the EPA for a permit to operate. During 1994, the Company received such a permit to operate the Asbury Plant. This permit is valid for a period of five years after which time the State of Missouri will administer and issue future permits.
      Emission allowances, which allow the holder to emit one ton of sulfur dioxide per allowance, are awarded to each affected generating unit under the provisions of the 1990 Amendments. Utilities covered by the 1990 Amendments must have emission allowances equal to the number of tons of sulfur dioxide emitted during a given year. Excess allowances may be traded between utilities or "banked" for future use. A market for the trading of emission allowances exists through the Chicago Board of Trade.
      The Asbury Plant is currently burning a blend of coal that emits approximately 1.2 lbs. of sulfur dioxide per million btu of coal burned. This rate of emissions will allow the Asbury Plant to maintain compliance with the number of allocated sulfur dioxide allowances under both Phase I and Phase II of the 1990 Amendments.
      The Iatan Plant currently emits 0.9 lbs. of sulfur dioxide per million btu which will enable the Plant to meet the sulfur dioxide requirements that will be imposed on it during Phase II of the 1990 Amendments.
      The Riverton Plant currently emits 2.2 lbs. of sulfur dioxide per million btu of coal burned. This level of emissions will create a shortage of available allowances in the year 2000 when Phase II of the 1990 Amendments takes effect at the facility. The Company is evaluating various methods to achieve compliance with the Phase II requirements applicable to the Riverton Plant, including using sulfur dioxide allowances from the Company's other plants, purchasing allowances from other sources, modifying certain coal handling equipment to permit the use of greater percentages of low sulfur coal, increasing the use of natural gas as a fuel at the Plant and purchasing additional power. As a result, the cost of achieving such compliance cannot be estimated at this time.
      The 1990 Amendments also contain limits on the amount of nitrogen oxide ("NOx") the Company's Iatan and Riverton Plants may emit. As currently operated, the Iatan Plant is in compliance with the Phase II limits that will become applicable to it in 2000. The Riverton Plant's current operation would not permit such compliance. The Company is reviewing options to add low NOx burners at the Riverton Plant to enable that facility to meet such limits. In addition, the 1990 Amendments require the EPA to complete additional studies on several issues such as low NOx burners and air toxic issues. Depending on the outcome of these studies, the Company could have additional compliance issues to address.
      The 1990 Amendments require the installation of continuous emission monitoring ("CEM") equipment for sulfur dioxide, nitrogen oxides, carbon dioxide, flow and particulate matter at the Asbury, Riverton and Iatan Plants. CEM equipment has been installed at each of these plants.
      The Company operates under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan and Riverton facilities are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required. Current discharge permits for the Iatan, Riverton and Asbury Plants have expiration dates of October 17, 1996, September 30, 1996, and June 15, 1998, respectively.
      All necessary environmental permits have been obtained for the construction of the Company's State Line Power Plant, which will be tested upon completion for the purpose of obtaining operating permits.

Conditions Respecting Financing
     The Company's Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the
"Mortgage"), and its Restated Articles of Incorporation (the "Restated Articles"), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional First Mortgage Bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The Mortgage generally permits the issuance of additional bonds only if net earnings (as defined) for a specified twelve-month period are at least twice the annual interest requirements on all bonds at the time outstanding, including the additional issue and all indebtedness of prior rank. Under this test, on December 31, 1994, approximately $94.6 million of additional bonds (at an assumed interest rate of 8.5%) would be permitted to be issued. In addition to such interest coverage requirement, the Mortgage provides that new bonds must be issued against, among other things, retired bonds and 60% of net property additions. At December 31, 1994, the Company had retired bonds and net property additions which would enable the issuance of at least $74.0 million principal amount of bonds.
      Under the Restated Articles, (a) additional cumulative preferred stock may be issued only if net income of the Company available for interest and dividends (as defined) for a specified twelve-month period is at least 1-1/2 times the sum of the annual interest requirements on all indebtedness and the annual dividend requirements on all cumulative preferred stock, to be outstanding immediately after the issuance of such additional shares, and (b) the amount of unsecured indebtedness outstanding may not exceed 20% of the sum of the outstanding secured indebtedness plus the capital and surplus of the Company. Under these restrictions, based on the twelve months ended December 31, 1994, the Company could issue shares of cumulative preferred stock with an aggregate par value of approximately $86.4 million (8-1/8% dividend rate assumed) and at December 31, 1994, could incur maximum unsecured indebtedness of approximately $78.3 million .

ITEM 2. PROPERTIES

Electric Facilities
       At December 31, 1994, the Company owned generating facilities (including its interest in Iatan Unit No. 1) with an aggregate generating capacity of 656.5 megawatts.
      The principal electric generating plant of the Company is the Asbury Plant with 211 megawatts of generating capacity. The Plant, located near Asbury, Missouri, is a coal-fired generating station with two steam turbine generating units. The Plant presently accounts for approximately 32% of the Company's owned generating capacity and in 1994 accounted for approximately 52% of the energy generated by the Company and 34% of the total energy sold by the Company. Routine plant maintenance, during which the entire Plant is taken out of service, is scheduled twice each year, normally for approximately three weeks in the spring and one week in the fall. Every fifth year the spring outage is extended to a total of six weeks to permit inspection of the Unit No. 1 turbine, which inspection was last performed in 1991. When the Plant is out of service, the Company typically experiences increased purchased power and fuel costs associated with replacement energy.
      The Company's generating plant located at Riverton, Kansas has three steam-electric generating units with an aggregate generating capacity of 124 megawatts and three gas-fired combustion turbine units with an aggregate generating capacity of
45.5 megawatts. Two of the steam-electric generating units, totaling 92 megawatts of capacity, burn coal as a primary fuel and have the capability of burning natural gas. The remaining steam-electric generating unit, which has 32 megawatts of capacity, is operated principally during periods of system peak load and burns only natural gas or oil. This unit is scheduled to be retired in June 1995.
      The Company owns a 12% undivided interest (including a 3% interest in the site and a 12% interest in certain common facilities) in the 670 megawatt coal-fired Unit No. 1 at the Iatan Generating Station located 35 miles northwest of Kansas
City, Missouri. The Company is entitled to 12% of the Unit's available capacity and is obligated for that percentage of the operating costs of the Unit. KCPL and SJLP own 70% and 18%, respectively, of the Unit. KCPL operates the unit for the joint owners. See Note 8 of "Notes to Financial Statements" under
Item 8.
      The Company also has two oil-fired combustion turbine peaking units at the Empire Energy Center in Jasper County, Missouri with an aggregate generating capacity of 180 megawatts. The Company is currently in the process of converting these peaking units to operate on natural gas as well as oil as a source of fuel. This conversion is expected to be completed by the end of the first quarter of 1995. Based on current fuel prices, it is expected that these units will be operated primarily on natural gas following completion of the conversion.

      The Company's State Line Power Plant, which is currently under construction west of Joplin, Missouri, will consist of two 98-Megawatt combustion turbine units which burn natural gas as a primary fuel and will have the capability of burning oil. The first unit is expected to be placed in service in mid-1995 and the second unit in mid-1997.
     The Company's hydroelectric generating plant, located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts, subject to river flow. The Company has a long-term license from FERC to operate this plant which forms Lake Taneycomo in Southwestern Missouri.
      At December 31, 1994, the Company's transmission system consisted of approximately 22 miles of 345 kV lines, 395 miles of 161 kV lines, 740 miles of 69 kV lines and 82 miles of 34.5 kV lines. Its distribution system consisted of approximately 5,675 miles of line.
      The electric generation stations owned by the Company are located on land owned in fee. The Company owns a 3% undivided interest as tenant in common with KCPL and SJLP in the land for the Iatan Generating Station. Substantially all the electric transmission and distribution facilities of the Company are located either (1) on property leased or owned in fee; (2) over streets, alleys, highways and other public places, under franchises or other rights; or (3) over private property by virtue of easements obtained from the record holders of title. Substantially all property, plant and equipment of the Company are subject to the Mortgage.

Water Facilities
      The Company also owns and operates water pumping facilities and distribution systems consisting of a total of approximately
70 miles of water mains in three communities in Missouri.


ITEM 3. LEGAL PROCEEDINGS

     No legal proceedings required to be disclosed by this Item are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


PART II


ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY  AND  RELATED
STOCKHOLDER MATTERS

      The Company's common stock is listed on the New York Stock Exchange. On February 1, 1995, there were 9,727 record holders of its common stock. The high and low sales prices for its common stock reported in The Wall Street Journal as New York Stock Exchange composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter of 1994 and 1993 were as follows:

                        Price of Common Stock           Dividends Paid
                        1994                1993           Per Share
                   High      Low       High      Low      1994    1993
First Qtr.       $20-1/2   $18-5/8   $23-1/4   $20-7/8   $0.32   $0.32
Second Qtr.       20        16-1/8    23-3/8    22        0.32    0.32
Third Qtr.        17-1/2    16-1/4    24-3/8    22-3/8    0.32    0.32
Fourth Qtr.       17        15        24-3/4    19-1/8    0.32    0.32

      Holders of the Company's common stock are entitled to dividends if, as and when declared by the Board of Directors of the Company out of funds legally available therefore, subject to the prior rights of holders of the Company's outstanding cumulative preferred stock and any preference stock.
      The Mortgage and the Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that the Company may not declare or pay any dividends (other than dividends payable in shares of its common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, its common stock if the cumulative aggregate amount thereof after August 31, 1944, (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to the rights and liabilities of the Company by a merger or consolidation. As of December 31, 1994, said dividend restriction did not affect any of the retained earnings of the Company.
      The Company's Dividend Reinvestment and Stock Purchase Plan (the "Reinvestment Plan") allows common and preferred stockholders to reinvest dividends of the Company into newly issued shares of the Company's common stock at 95% of market price average. Stockholders may also purchase, for cash and within specified limits, additional stock at 100% of market price average. The Company may elect to make shares purchased in the open market rather than newly issued shares available for purchase under the Reinvestment Plan. If the Company so elects, the purchase price to be paid by Reinvestment Plan participants will be 100% of the cost to the Company of such shares. Participants in the Reinvestment Plan do not pay commissions or service charges in connection with purchases under the Reinvestment Plan.
      The Company has a shareholders rights plan under which its common stockholders have one-half a Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group) ("Acquiring Person"), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. See Note 4 of "Notes to Financial Statements" under Item 8 for further information.
      The By-laws of the Company provide that K.S.A. Sections 17-1286 through 17-1298, the Kansas Control Share Acquisitions Act, will not apply to control share acquisitions of the Company's capital stock.
      See Note 3 of "Notes to Financial Statements" under Item 8 for additional information regarding the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

                          1994        1993        1992        1991        1990
Operating revenues       $177,757    $168,439    $150,302    $150,442    $141,612
Operating income          $32,005     $29,291     $30,090     $31,761     $27,071
Total allowance for
 funds used during
 construction              $1,715        $229        $119        $275      $1,419
Income before
 cumulative effect of
 a change in
 accounting principle     $19,683     $15,936     $16,905     $18,768     $15,473
Net income                $19,683     $15,936     $16,905     $18,768     $18,808
Earnings applicable
 to common stock          $18,120     $15,551     $16,513     $18,328     $18,296
Weighted average
 number of common
 shares outstanding
 (Note 1)              13,734,231  13,415,539  13,119,515  12,812,166  11,740,278
Earnings per share of
common stock (Note 1):
 Before cumulative
 effect of a change
 in accounting
   principle                $1.32       $1.16       $1.26       $1.43       $1.28
  Net income                $1.32       $1.16       $1.26       $1.43       $1.56
Cash dividends per
common share (Note 1)       $1.28       $1.28       $1.26       $1.22       $1.17
Common dividends paid
  as a percentage of
  earnings applicable
  to common stock            97.0%      110.4%       99.9%       85.3%       75.1%
Allowance for funds
 used during construction
 as a percentage of
 earnings applicable to
 common stock                 9.5%        1.5%        0.7%        1.5%        7.8%
Book value per common
 share outstanding
 at end of year (Note 1)   $12.42      $12.33      $12.26      $12.06      $11.73
Capitalization:
 Common equity           $173,780    $167,861    $163,293    $156,910    $148,847
 Preferred stock
  without mandatory
  redemption provisions   $32,902      $7,902      $7,902      $7,902      $7,902
 Preferred stock with
   mandatory redemption
   provisions                  $-          $-          $-        $200      $1,200
 First mortgage bonds    $184,977    $165,227    $143,619    $142,214    $142,310
Ratio of earnings to
 fixed charges               3.16        2.73        2.91        3.13        2.77
Ratio of earnings to
 combined fixed charges
 and preferred stock
 dividend requirements       2.70        2.63        2.80        2.99        2.63
Total assets             $520,213    $463,617    $406,731    $387,363    $378,562
Utility plant in
 service at original
 cost                    $611,360    $576,083    $543,323    $515,119    $493,543
Utility plant
 expenditures during
 the year                 $71,649     $42,648     $29,500     $21,991     $45,926

<FOOTNOTE>
Note (1): Amounts shown for 1991 and 1990 have been restated to reflect the two-for-one stock split effective January 29, 1992.

ITEM   7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Revenues and Kilowatt-Hour Sales
      Of the Company's total electric operating revenues during 1994, approximately 41% were from residential customers, 30% from commercial, 18% from industrial, 5% from wholesale on-system customers and 3% from wholesale off-system customers. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by customer class were as follows:

                                   Kwh Sales         Revenues
                                 1994     1993    1994     1993
       Residential                1.3%    16.8%    5.1%    14.8%
       Commercial                 7.1     11.8     7.5     11.0
       Industrial                 8.7      9.4     8.4      8.6
       Wholesale On-System        0.6      5.4     1.7     17.6
       Total System               4.7     12.4     6.3     12.4
       Wholesale Off-System     (17.0)     1.8   (13.7)     4.1
       Total Sales                2.5     11.3     5.5     12.1

      Residential Kwh sales increased during 1994, due primarily to a 3.8% increase in the average number of residential customers served compared to the year-ago period. This customer growth more than offset the effect of mild summer weather in 1994. Residential revenue was up due mainly to the effect of the electric rate increases and the changes in the Company's rate design discussed below.
      Commercial Kwh sales and revenue increased during the current year reflecting primarily a 3.9% growth in the average number of commercial customers. During 1994, retail Kwh sales and revenue were positively impacted by continuing expansion and increased economic activity throughout the Company's service territory, particularly in the Branson, Missouri area. Revenues from on-system wholesale Kwh sales were up slightly during 1994 due primarily to the operation of the Company's fuel adjustment clause applicable to such sales. Revenues from Kwh sales to other electric systems (off-system) were down during 1994 primarily as a result of a decrease in low-margin, pass-through sales of hydro energy to other electric systems.
      Kwh sales to, and related revenues from, the Company's own customers were up significantly during 1993, due primarily to the return of more normal summer temperatures following the mild summer experienced during 1992, to colder than normal temperatures during the heating season in early 1993 and to continued customer growth. Revenues from Kwh sales to other electric systems were up during 1993 primarily due to increased low-margin, pass-through sales of hydro energy to other electric systems.
      Rate increases also increased the Company's revenues during 1994. The following table sets forth information regarding the Company's recent electric rate increases:

                                                              Percent
                 Date      Increase     Date      Increase   Increase
 Jurisdiction  Requested  Requested   Effective   Granted     Granted
 Missouri       12-01-93  $7,968,879   08-15-94  $7,350,000     5.2
 Oklahoma       08-12-94     563,387   10-21-94     399,370     6.9
 Kansas         03-16-94     717,529   09-12-94     512,000     4.6

      On November 8, 1994, the Company filed a notice withdrawing the request for rate relief it filed with the Arkansas Public Service Commission on June 20, 1994, after comparing actual data with projected data included in the original request. The Company had originally filed a request on June 20, 1994, for a $274,824, or 4.5%, increase. The Missouri electric rate increase included at the request of the Missouri Public Service Commission a restructuring of the Company's rates to more accurately reflect the Company's cost of providing service. This restructuring resulted in a greater rate increase for the Company's residential customers than for its commercial and industrial customers, and in the shifting of revenue from winter billing periods to summer billing periods.
      The Company's future revenues from the sale of electricity will continue to be affected by economic conditions, business activities, competition, weather, regulation, changes in electric rate levels and changing patterns of electric energy use by customers. Inflation affects the Company's operations in that historical costs rather than current replacement costs are recovered in the Company's rates.
      On January 24, 1994, the Missouri Public Service Commission approved an increase in rates for the Company's Missouri water customers in the amount of $124,931, or 14.3%, effective February 13, 1994. The Company had originally filed a request on August 30, 1993, for a $165,829, or 20.4%, increase.

Operating Revenue Deductions
      During 1994, total operating and maintenance expenses increased approximately $2.1 million (2.0%) compared to 1993 levels. Purchased power costs were up approximately $1.2 million (3.5%) during 1994, although Kwh purchases declined 4.1%. The higher purchased power costs were due to an increase of 47 megawatts in capacity purchases during 1994, at a cost of approximately $3 million. The Company supplements its own generating capacity with purchases of capacity and energy from neighboring utilities in order to meet the demands of its customers and the capacity margins applicable to it under the MOKAN Power Pool agreement.
      Total fuel costs were up approximately $0.8 million (2.8%) during 1994 compared to the prior year, due primarily to a 7.8% increase in fuel-generated Kwhs to meet greater customer demand. Fuel costs did not increase at the same rate as Kwhs generated, primarily because of a 33.3% increase in generation at the jointly-owned Iatan Plant, one of the Company's lowest-cost generating units. This increase more than offset the effects of a slight decrease in generation at the Asbury Plant and higher fuel costs incurred during increased usage of the combustion turbine units at the Riverton Plant during periods of high demand when Energy Center Unit No. 2 was unavailable while repairs were being made to its generator shaft. Peaking units are more costly to operate than the Company's coal-fired units.
      Since  the  summer  of  1993, the Company  has  experienced significantly increased railroad delivery cycle times for shipments of Western coal to its Asbury Plant. The primary reason for these delays is the increased demand for low-sulfur Western coal by electric utilities across the country. In an effort to make required deliveries under their transportation agreement with the Company, the railroads have provided supplemental deliveries to the Company during this period using additional equipment. In order to reduce its dependence on the railroads to provide supplemental equipment and deliveries, the Company is negotiating a one-year lease for an additional train which is expected to be available by the middle of the second quarter of 1995. However, if the lease is not signed or delivery cycle times continue to increase, the Company's inventory levels of Western coal may decline to the point where the Company would be forced to increase usage of its higher-cost gas and oil fired generating units, or purchase additional power. Because no fuel adjustment clause is applicable to its retail sales in the states of Missouri or Kansas, the Company can recover any increase in the cost of fuel or purchased power related to sales in those states (in excess of that contemplated by its rate structures) only through an increase in rates.
      Other operating and maintenance expenses during 1994 were virtually level with 1993 amounts. Depreciation and amortization expense increased approximately $0.9 million (5.3%) during the year due to the additional plant and equipment placed in service. Total income taxes increased during 1994 due primarily to higher taxable income. See Note 7 of "Notes to Financial Statements" for additional information regarding income taxes. Other taxes were up approximately $0.5 million (5.5%) during the year reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.

      Operating expenses during 1993 were significantly higher than 1992 levels. Purchased power costs were up primarily due to increased purchases of energy to meet increased customer demand resulting from warm summer temperatures and to replace on-system generation during periods of unavailability of certain of the Company's plants due to flooding. Purchased power costs were higher than the previous year on a per-kilowatt-hour basis in large part because flooding reduced generation at a number of low-cost, coal-fired generating stations in the Midwest and because of planned outages of low-cost generating units at neighboring utilities. Fuel costs were up during 1993 compared to the prior year primarily due to increased usage of the more costly to operate combustion turbine units at the Energy Center and the Riverton Plant while the Iatan Plant was unavailable. Other operating and maintenance expenses were up reflecting increased employee benefits expense related to the adoption of SFAS 106. Maintenance expenses were up due to increased maintenance at the Asbury Plant and on the Company's distribution system.

Nonoperating Items
     Total allowance for funds used during construction ("AFUDC") amounted to approximately 9.5% of earnings applicable to common stock during 1994, 1.5% during 1993 and 0.7% during 1992. The increased level of AFUDC during 1994 reflects a higher level of construction work in progress and higher rates for AFUDC determined in accordance with formulas prescribed by the FERC. See Note 1 of "Notes to Financial Statements" for more discussion of AFUDC.
     Interest income decreased during 1994 compared to prior year levels reflecting less cash available for investment. Other interest charges were up during the year due to increased levels of short-term borrowing to finance the Company's construction program.

Competition
     The National Energy Policy Act of 1992 (the "Energy Act") is expected to result in significant changes in the electric industry. As a result of the Energy Act, federal and state regulations designed to increase competition within the industry are anticipated over the next several years. The primary source of competition for the industry is likely to be deregulation, which may require, among other things: open third-party access to a utility's transmission system by independent power producers and other utilities, thus allowing customers to select a different power producer, and use the transmission system of the utility formerly supplying those customers to deliver the energy (wheeling); and amendments to the Public Utility Holding Company Act which simplify the development of exempt wholesale generators ("EWGs") and companies engaged in the generation of electricity at qualifying facilities ("QFs") exclusively for wholesale customers by imposing lower regulatory requirements on those producers than are currently imposed on more traditional energy producers such as the Company. FERC has begun requiring utilities under its jurisdiction to provide access to their transmission systems to enable wheeling to wholesale customers. The Energy Act granted states the sole authority to allow individual retail customers to buy power in the open market. At this time, none of the states in which the Company operates has taken any such action.
      In addition, under the Public Utility Regulatory Policy Act of 1978, the Company is required to purchase energy from a QF if the QF can sell the energy at a price equal to or less than the Company's avoided cost (as reasonably determined by the Company) of generating the energy or acquiring it elsewhere. The Company is currently involved in proceedings before the Missouri and Kansas Commissions relating to a proposal by Ahlstrom Development Corporation ("Ahlstrom") to sell power to the Company from generating units yet to be constructed, which Ahlstrom claims to be QFs. While the Company does not believe that the Ahlstrom facility can meet its avoided cost, if the Commissions determine that the Company must accept the Ahlstrom proposal, a provision in the Company's long-term agreement with WR for the purchase of capacity and energy would permit the Company to terminate that agreement.
      Several factors exist which may enhance the Company's ability to compete as deregulation occurs. The Company is able to generate and purchase power relatively cheaply; in 1993, the latest year for which data is available, the Company's retail rates were approximately 25% less than the electric industry average. In addition, only 5% of the Company's electric operating revenues are derived from sales to on-system wholesale customers, the type of customer for which FERC is already requiring wheeling. At the same time, the Company could face increased competitive pressure as a result of its reliance on relatively large amounts of purchased power and its extensive interconnections with neighboring utilities. The Company is continually reviewing various options to maintain its competitive position for the benefit of its customers and stockholders.

Earnings
      Earnings per share of common stock were $1.32 during 1994 compared to $1.16 earned in 1993. The increase in earnings reflects the rate increases received in Missouri, Kansas and Oklahoma combined with the effect of continued customer growth. These increases were offset in part by increased fuel and purchased power costs discussed above, and by increased preferred stock dividend requirements resulting from the Company's issuance of preferred stock in a public offering in June 1994.
      The Company plans to file for rate relief in the states of Missouri and Kansas during the first half of 1995 to recover the costs of Unit No. 1 at the new State Line Power Plant. Any rate increases granted as a result of such filings are not expected to become effective until late 1995 or early 1996. The Company has not yet determined when it will file for rate relief in the remaining jurisdictions.
      Earnings per share of common stock were $1.16 during 1993 compared to $1.26 earned in 1992. While sales and revenues during 1993 were considerably above the prior year, the cost of providing electric energy to customers increased at a greater rate as purchased power, on which the Company relied more in 1993 than in 1992, became substantially more expensive than anticipated, due primarily to the impact of Midwest flooding. Other factors contributing to reduced earnings per share during 1993 were increased employee benefit expenses related to the adoption of SFAS 106 and increased usage of the Company's higher-cost generating units. See Note 6 of "Notes to Financial Statements" for additional information concerning adoption of
SFAS   106   and  recognition,  rate  recovery  and  funding   of
postretirement benefits.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled approximately $71.6 million, $44.4 million, and $31.4 million for the years 1994, 1993 and 1992, respectively. The increase in construction spending during 1994 is primarily a result of expenditures of approximately $23.5 million on a 98 Mw combustion turbine unit to be placed in service in mid-1995 at the Company's new State Line Power Plant. The Company has entered into an agreement with Westinghouse Electric Corporation to build a second 98 Mw combustion turbine unit at that site with scheduled completion in mid-1997, at a cost of approximately $23.7 million. Additions to the Company's transmission and distribution systems to meet projected increases in customer demand also contributed to the increased level of construction expenditures during 1994. Approximately one-half of construction expenditures and other funds requirements for 1994 were satisfied internally from operations; the remainder was provided from the sale of preferred stock and first mortgage bonds, the issuance of commercial paper, and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.
      The Company estimates that its construction expenditures will total approximately $54.7 million in 1995, $63.0 million in 1996 and $49.9 million in 1997. Of these amounts, the Company anticipates that it will spend $25.9 million, $25.4 million and $22.7 million in 1995, 1996 and 1997, respectively, for additions to the Company's distribution system to meet projected increases in customer demand. Also included are expenditures of $13.5 million, $15.4 million and $5.4 million anticipated in 1995, 1996 and 1997, respectively, for new generating facilities.
      The Company estimates that internally generated funds will provide approximately one-half of the funds required between 1995 and 1997 for estimated construction expenditures. As in the past, the Company will utilize short-term debt to finance the additional funds needed for such construction and repay such borrowings with the proceeds of sales of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated funds. Subject to market and other conditions, the Company currently plans to issue common stock and possibly first mortgage bonds during the first half of 1995. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. See Note 5 of "Notes to Financial Statements" regarding the Company's line of credit.

      At December 31, 1994, the Company's ratings for its first mortgage bonds, preferred stock and commercial paper were as follows:

                                                    Standard &
                     Duff & Phelps     Moody's        Poor's
 First Mortgage Bonds     A+             A1             A-
 Preferred Stock          A              a2             BBB+
 Commercial Paper         D-1            P-1            A-2

      The Company currently has on file with the Securities and Exchange Commission ("SEC") a shelf registration statement under which it may sell up to an additional $65 million aggregate principal amount of first mortgage bonds and/or par value of cumulative preferred stock from time to time, each in one or more series. The Company has also on file with the SEC a shelf registration statement covering the sale to the public, from time to time, of up to 1,800,000 shares of its common stock.
     On June 2, 1994, the Company sold 2,500,000 shares of its 8-1/8% Cumulative Preferred Stock, $10.00 par value in an underwritten public offering. On November 3, 1994, the Company sold $20,000,000 aggregate principal amount of its First Mortgage Bonds, 8-1/8% Series due 2009, in an underwritten public offering. The proceeds of both offerings were added to the Company's general funds and used to repay short-term indebtedness incurred in connection with its construction program. See Note 4 of "Notes to Financial Statements" for additional information regarding the Company's preferred stock, and Note 5 of "Notes to Financial Statements" for additional information regarding its long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The Empire District Electric Company


In our opinion, the financial statements listed in the index appearing under Item 14 on Page 35 present fairly, in all material respects, the financial position of The Empire District Electric Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As  discussed in the Summary of Accounting Policies note  to  the
financial   statements,  the  Company  changed  its   method   of
accounting for postretirement benefits other than pensions in 1993.



PRICE WATERHOUSE LLP

St. Louis, Missouri
January 16, 1995

Balance Sheet

                                                 December 31,
                                             1994            1993
Assets
 Utility plant, at original cost:
  Electric                                $606,519,616    $571,541,699
  Water                                      4,863,228       4,565,345
  Construction work in progress             45,317,772      10,971,528
                                           656,700,616     587,078,572
  Accumulated depreciation                 210,858,722     193,521,764

                                           445,841,894     393,556,808

 Current assets:
  Cash and cash equivalents                  3,362,653       2,802,957
  Accounts receivable - trade, net          10,653,580       9,993,605
  Accrued unbilled revenues                  5,041,575       6,100,232
  Accounts receivable - other                2,878,122       2,101,913
  Fuel, materials and supplies              12,970,376      11,627,521
  Prepaid expenses                             708,253         384,898
                                            35,614,559      33,011,126
 Deferred charges:
  Regulatory asset                          23,657,498      21,840,132
  Unamortized debt expenses                 13,166,603      13,568,995
  Other                                      1,932,798       1,639,949
                                            38,756,899      37,049,076
    Total Assets                          $520,213,352    $463,617,010


Capitalization and Liabilities
 Common stock, $1 par value,
   13,941,531 and 13,571,186
  shares issued and outstanding,           $13,941,531     $13,571,186
   respectively
 Capital in excess of par value            106,055,389     101,223,637
 Retained earnings                          53,783,342      53,066,108
    Total common stockholders' equity      173,780,262     167,860,931
 Preferred stock                            32,901,800       7,901,800
 Long-term debt                            184,976,950     165,227,031

                                           391,659,012     340,989,762
 Current liabilities:
  Accounts payable and accrued              11,459,243      11,754,869
   liabilities
  Commercial paper                          16,000,000      15,000,000
  Customer deposits                          2,385,182       2,203,424
  Interest accrued                           3,413,850       3,052,013
  Taxes accrued, including income            1,557,744         552,517
   taxes
                                            34,816,019      32,562,823

 Commitments and Contingencies
  (Note 9)
 Noncurrent liabilities and
  deferred credits:
  Regulatory liability                      20,683,409      20,945,953
  Deferred income taxes                     56,229,391      53,651,705
  Unamortized investment tax credits        10,741,000      11,347,000
  Postretirement benefits other than
   pensions                                  4,083,626       2,545,670
  Other                                      2,000,895       1,574,097
                                            93,738,321      90,064,425
    Total Capitalization and
     Liabilities                          $520,213,352    $463,617,010

<FOOTNOTE>

     See accompanying Notes to Financial Statements.

Statement of Income

                                           Year Ended December 31,
                                       1994          1993          1992
Operating revenues:
 Electric                          $176,811,882  $167,624,489  $149,490,712
 Water                                  945,077       814,435       811,417

                                    177,756,959   168,438,924   150,302,129

Operating revenue deductions:
 Operating expenses:
  Fuel                               30,401,171    29,579,342    26,498,217
  Purchased power                    34,610,643    33,451,206    22,533,383
  Other                              30,702,085    30,710,926    27,081,977

                                     95,713,899    93,741,474    76,113,577

 Maintenance and repairs             10,784,130    10,632,335    10,300,720
 Depreciation and amortization       18,339,180    17,407,978    16,521,590
 Provision for income taxes          10,679,000     7,666,000     8,380,000
 Other taxes                         10,236,194     9,700,408     8,895,985

                                    145,752,403   139,148,195   120,211,872

Operating income                     32,004,556    29,290,729    30,090,257

Other income and deductions:
 Allowance for equity funds used
  during construction                   730,359             -             -
 Interest income                         91,685       101,111       115,435
 Other - net                           (220,578)     (267,274)     (339,165)

                                        601,466     (166,163)     (223,730)

Income before interest charges       32,606,022    29,124,566    29,866,527

Interest charges:
 Long-term debt                      12,956,643    12,907,344    12,619,675
 Allowance for borrowed funds
  used during construction             (984,546)     (229,028)     (118,510)
 Other                                  950,826       510,266       459,939

                                     12,922,923    13,188,582    12,961,104

Net income                           19,683,099    15,935,984    16,905,423

Preferred stock dividend
 requirements                         1,563,028       385,090       392,590

Net income applicable to common
 stock                              $18,120,071   $15,550,894   $16,512,833

Weighted average number of common
 shares outstanding                  13,734,231    13,415,539    13,119,515

Earnings per weighted average
 share of common stock                    $1.32         $1.16         $1.26

Dividends per share of common stock       $1.28         $1.28         $1.26

<FOOTNOTE>
See accompanying Notes to Financial Statements.

Statement of Common Stockholders' Equity

                                           Year Ended December 31,
                                       1994          1993          1992
Common stock, $1 par value:
 Balance, beginning of year         $13,571,186   $13,284,980   $12,986,408
 Stock issued through:
  Dividend reinvestment and stock
   purchase plan                        290,342       220,084       235,237
  Employee benefit plans                 80,003        66,122        63,335

   Balance, end of year             $13,941,531   $13,571,186   $13,284,980

Capital in excess of par value:
 Balance, beginning of year        $101,223,637   $95,325,910   $89,260,335
 Excess of net proceeds over par
  value of stock issued:
   Stock plans                        5,687,298     5,823,913     5,977,541
 Expenses related to stock split              -             -      (64,353)
 Issuance costs canceled related
  to preferred stock redemption               -             -         3,424
 Expenses related to preferred
  stock issuance                       (914,902)            -             -
 Installments received on common
  stock/(stock purchase), net            59,356        73,814       148,963

   Balance, end of year            $106,055,389  $101,223,637   $95,325,910

Retained earnings:
 Balance, beginning of year         $53,066,108   $54,682,098   $54,663,060
 Net income                          19,683,099    15,935,984    16,905,423

                                     72,749,207    70,618,082    71,568,483
Less dividends paid:
 8-1/8% preferred stock               1,008,667             -             -
 5% preferred stock                     195,090       195,090       195,090
 4-3/4% preferred stock                 190,000       190,000       190,000
 9% preferred stock                           -             -         9,000
 Common stock                        17,572,108    17,166,884    16,492,295

                                     18,965,865    17,551,974    16,886,385

   Balance, end of year             $53,783,342   $53,066,108   $54,682,098

<FOOTNOTE>

See accompanying Notes to Financial Statements.

Statement of Cash Flows

                                           Year Ended December 31,
                                       1994          1993          1992
Operating activities
Net income                          $19,683,099   $15,935,984   $16,905,423
Adjustments to reconcile net
income to cash flows:
  Depreciation and amortization      19,336,048    18,247,883    17,346,466
  Deferred income taxes, net          1,440,000     4,050,000     2,770,000
  Investment tax credit, net           (606,000)     (610,000)     (615,000)
  Allowance for equity funds used
   during construction                 (730,359)            -             -
  Issuance of common stock for
  401(k) plans                          661,937       636,842       600,475
  Other                               1,252,201     2,189,668             -
  Cash flows impacted by changes in:
    Accounts receivable and
     accrued unbilled revenues         (377,527)   (2,314,867)   (1,016,859)
    Fuel, materials and supplies     (1,342,855)     (445,048)     (427,113)
    Prepaid expenses and deferred
     charges                           (870,280)   (5,571,943)   (1,658,757)
    Accounts payable and accrued
     liabilities                       (295,626)    4,162,234       120,050
    Customer deposits, interest
     and taxes accrued                1,548,822    (1,003,744)      512,189
    Other liabilities and other
     deferred credits                   310,717        40,053       141,286

    Net cash provided by
     operating activities            40,010,177    35,317,062    34,678,160

Investing activities
 Construction expenditures          (71,621,134)  (44,360,120)  (31,403,234)
 Allowance for equity funds used
  during construction                   730,359             -             -

   Net cash used in investing
    activities                      (70,890,775)  (44,360,120)  (31,403,234)

Financing activities
 Issuances of long-term debt         20,000,000    94,295,350    37,246,875
 Proceeds from issuance of
  preferred stock                    25,000,000             -             -
 Proceeds from issuance of common
  stock                               4,540,159     5,547,091     5,619,514
 Dividends                          (18,965,865)  (17,551,974)  (16,886,385)
 Repayment of long-term debt           (134,000)  (74,050,000)  (36,100,000)
 Net proceeds from short-term
  borrowings                          1,000,000             -     9,000,000
 Redemption and retirement of
  preferred stock                             -             -      (200,000)

   Net cash provided by (used in)
    financing activities             31,440,294     8,240,467    (1,319,996)

Net increase (decrease) in cash
 and cash equivalents                   559,696      (802,591)    1,954,930

Cash and cash equivalents,
 beginning of year                    2,802,957     3,605,548     1,650,618

Cash and cash equivalents, end of
 year                                $3,362,653    $2,802,957    $3,605,548

Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Interest paid was $12,766,000, $13,303,000, and $12,470,000, for the three years ended December 31, 1994, 1993 and 1992, respectively. Income taxes paid were $8,763,000, $5,293,000, and $6,577,000, for the three years ended December 31, 1994, 1993 and 1992, respectively.

<FOOTNOTE>
See accompanying Notes to Financial Statements.

1.   Summary of Accounting Policies

      The Company is subject to regulations of the Missouri Public Service Commission (MoPSC), the State Corporation Commission of the State of Kansas, the Corporation Commission of Oklahoma, the Arkansas Public Service Commission and the Federal Energy Regulatory Commission
(FERC). The accounting policies of the Company are in accordance with the rate-making practices of the regulatory authorities and, as such, conform to generally accepted accounting principles as applied to regulated public utilities. Following is a description of the Company's significant accounting policies:

     Property and plant
     The costs of additions to property and plant and replacements for retired property units are capitalized. Costs include labor, material and an allocation of general and administrative costs plus an allowance for funds used during construction. Maintenance expenditures and the renewal of items not considered units of property are charged to income as incurred. The cost of units retired is charged to accumulated depreciation, which is credited with salvage and charged with removal costs.

     Depreciation
      Provisions for depreciation are computed at straight-line rates as approved by regulatory authorities. Such provisions approximated 3.2%, 3.2% and 3.3% of depreciable property for 1994, 1993 and 1992, respectively.

     Allowance for funds used during construction
     As provided in the regulatory Uniform System of Accounts, utility plant is recorded at original cost, including an allowance for funds used during construction (AFUDC) when first placed in service. The AFUDC is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to the Company's construction program are capitalized as a cost of construction. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

     AFUDC does not represent current cash income. Recognition of this item as a cost of utility plant is in accordance with regulatory rate practice under which such plant costs are permitted as a component of rate base and the provision for depreciation.

      In accordance with the methodology prescribed by FERC, the Company utilized aggregate rates of 7.03% for 1994, 3.3% for 1993 and 3.84% for 1992 (on a before-tax basis) compounded semiannually. In 1993 and 1992, average short-term debt outstanding exceeded average construction work in progress. Under such circumstances, FERC rules prescribe the assumption that all construction work in progress is financed by short-term debt. Accordingly, all AFUDC for 1993 and 1992 was considered attributable to borrowed funds and was credited to interest expense.

     Income taxes
      The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) effective January 1, 1993. Adoption of SFAS 109 did not materially affect the Company's results of operations, but did affect certain balance sheet accounts resulting in the Company recording a regulatory asset in the amount of $20,263,152 and a regulatory liability in the amount of $20,361,010 in 1993.

      SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes represent the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The portion of the Company's deferred tax liability applicable to utility operations which has not been reflected in current service rates represents income taxes recoverable through future rates, and has been recorded as a regulatory asset on the balance sheet.

      Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the properties to which they relate.

     Postretirement benefits other than pensions
      The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) effective January 1, 1993. The impact of this change is discussed in Note 6 under Other Postretirement Benefits.

     SFAS No. 112
      Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Implementation of this Standard did not have a material effect on the Company's financial position, results of operations or cash flows.

     Unamortized debt discount, premium and expense
      Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues. Costs related to refunded long-term debt are amortized over the life of the related new debt issues.

     Accrued unbilled revenues
     The Company accrues on its books estimated, but unbilled, revenue and also a liability for the related taxes.

     Accumulated provision for uncollectible accounts
     The accumulated provision for uncollectible accounts was $248,000 at December 31, 1994 and 1993.

     Franchise taxes
       Operating  revenues  include  franchise  taxes  of  $3,276,352,
$3,097,161   and  $2,777,427  for  each  of  the  three  years   ended
December 31, 1994, 1993 and 1992, respectively.

     Liability insurance
      The Company carries excess liability insurance for workers' compensation and public liability claims. In order to provide for the cost of losses not covered by insurance, an allowance for injuries and damages is maintained based on loss experience of the Company.

2.   Rate Matters

      During the three years ending December 31, 1994 the following rate changes were effective:

     Missouri
      The MoPSC approved a stipulated agreement which authorized the Company to file revised rate schedules designed to produce an increase in overall Missouri jurisdictional gross annual electric revenues in the amount of $7,350,000, or 5.2%, effective August 15, 1994. The Company's original request was for an increase of $7,968,879, or 5.7%. A provision of the Missouri agreement authorized the Company to recover the cost of SFAS 106 in rates subsequent to August 15, 1994 and to reflect pension cost under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87) on an accrual basis with modifications to certain calculations. See further discussion in Note 6 - Other Postretirement Benefits.

      On January 24, 1994, the MoPSC approved an increase in rates for the Company's water customers in the amount of $124,931, or 14.3%, effective February 13, 1994. The Company had originally filed its request on August 30, 1993, for a $165,829, or 20.4%, increase.

     Kansas
      On September 7, 1994, the Kansas Corporation Commission approved a stipulated agreement between the Company and the Commission Staff authorizing the Company to file revised rate schedules designed to produce an increase in overall Kansas jurisdictional gross electric revenues in the amount of $512,000, or 4.6%, effective September 12, 1994. The Company's original request was for an increase of $717,529, or 6.7%.

     Oklahoma
     On October 19, 1994, the Oklahoma Corporation Commission approved a stipulated agreement between the Company and the Commission Staff authorizing the Company to file revised rate schedules designed to produce an increase in overall Oklahoma jurisdictional gross annual electric revenues in the amount of $399,370, or 6.9%, effective October 21, 1994. The Company's original request, as amended on August 12, 1994, was for an increase of $563,387, or 9.7%.

     Arkansas
      On November 8, 1994, the Company filed a notice withdrawing the request for rate relief it filed with the Arkansas Public Service Commission on June 20, 1994, after comparing actual data with projected data included in the original request. The Company originally requested an increase of $274,824, or 4.5% in annual revenues.

     FERC
      Effective June 22, 1992, the FERC approved an increase in rates for the Company's wholesale customers in the amount of $851,776, or 11.9%. The Company had originally filed a request on August 30, 1991, for a $1,157,770 increase.

3.   Common Stock

       The   Dividend  Reinvestment  and  Stock  Purchase  Plan   (the
Reinvestment Plan) allows common and preferred stockholders to reinvest dividends paid by the Company into newly issued shares of the Company's common stock at 95% of the market price average. Stockholders may also purchase, for cash and within specified limits, additional stock at 100% of the market price average. The Company may elect to make shares purchased in the open market rather than newly issued shares available for purchase under the Reinvestment Plan. If the Company so elects, the purchase price to be paid by Reinvestment Plan participants will be 100% of the cost to the Company of such shares. Participants in the Reinvestment Plan do not pay commissions or service charges in connection with purchases under the Reinvestment Plan.

      The Employee Stock Purchase Plan, which terminates May 31, 2000, permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. Contingent employee stock purchase subscriptions outstanding and the maximum prices per share were 68,505 shares at $15.30, 45,750 shares at $20.03, and 40,514 shares at $19.13, at
December 31, 1994, 1993 and 1992, respectively. Shares were issued at $15.53 per share in 1994, $19.13 per share in 1993 and $15.92 per share in 1992.

      The Company's Stock Incentive Plan (the Incentive Plan) provides for the grant of up to 800,000 shares of common stock through January 22, 1996. The terms and conditions of any option or stock grant are determined by the Board of Directors' compensation committee, within the provisions of the Incentive Plan. The Incentive Plan permits grants of stock options and restricted stock to qualified employees and permits Directors to receive common stock in lieu of cash compensation for service as a Director. During January 1994, 1993 and 1992, grants for 633, 2,119 and 2,566 shares, respectively, of restricted stock were made to qualified employees under this plan. For grants made to date, the restrictions typically lapse and the shares are issuable to employees who continue service with the Company three years from the date of grant. For employees whose service is terminated by death, retirement, disability, or under certain circumstances following a change in control of the Company prior to the restrictions lapsing, the shares are issuable immediately. For other terminations, the grant is forfeited. During 1994, 1993 and 1992, 3,198, 766 and 5,876 shares, respectively, were issued under the Incentive Plan. No options have been granted under the Incentive Plan.

      The Company's Employee 401(k) Retirement Plan (the 401(k) Plan) allows participating employees to defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each employee's deferrals by contributing shares of the Company's common stock, such matching contributions not to exceed 3% of the employee's annual compensation. The Company has authorized 500,000 shares for issuance pursuant to the 401(k) Plan. The Company contributed 36,479, 27,992 and 23,702 shares of common stock in 1994, 1993 and 1992, respectively, valued at market prices on the dates of contributions. The stock issuances to effect the contributions were not cash transactions and are not reflected as a source of cash in the Statement of Cash Flows.

      At December 31, 1994, 3,024,991 shares remain available for issuance under the foregoing plans.

4.   Preferred Stock

      The Company has 5,000,000 shares of $10.00 par value cumulative preferred stock authorized. At December 31, 1994 and 1993 these shares were designated as follows:

                                           Shares
                                      1994         1993
  Series without mandatory
   redemption provisions             3,300,000      800,000
  Undesignated                       1,700,000    4,200,000

       In the event of involuntary liquidation, holders of all outstanding series of preferred stock will be entitled to be paid the $10.00 par value of their shares plus accumulated and unpaid dividends before any distribution of assets to holders of common stock.

      The  Company  also  has  2,500,000 shares  of  preference  stock
authorized,   including  500,000  shares  of  Series  A  Participating
Preference Stock, none of which have been issued.

     Preferred stock without mandatory redemption provisions
      Preferred stock without mandatory redemption provisions issued and outstanding at December 31, 1994 and 1993 is as follows:

                                           Shares
                                        1994         1993
  5% cumulative (400,000 shares
   authorized)                         390,180      390,180
  4-3/4% cumulative (400,000
   shares authorized)                  400,000      400,000
  8-1/8% cumulative (2,500,00
   shares authorized                 2,500,000            -

                                     3,290,180      790,180

     In the event of voluntary liquidation or redemption of the 5% and 4-3/4% series of cumulative preferred stock, holders will be entitled to the following amounts per share plus accumulated and unpaid dividends: 5% cumulative - $10.50 (aggregate amount $4,096,890); and 4-3/4% cumulative - $10.20 (aggregate amount $4,080,000).

     Preference Stock Purchase Rights
     The Company had 6,970,766 and 6,785,593 Preference Stock Purchase Rights (Rights) outstanding at December 31, 1994 and 1993, respectively. Each Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one one-hundredth share, subject to adjustment. Each share of common stock currently has one-half of one Right. The Rights (other than those held by an acquiring person or group (Acquiring Person)), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or announces an intention to make a tender offer or exchange offer which would result in the Acquiring Person owning 10% or more of the common stock. The Rights may be redeemed by the Company in whole, but not in part, for $0.01 per Right, prior to 10 days after the first public announcement of the acquisition of 10% or more of the Company's common stock by an Acquiring Person.

      In addition, upon the occurrence of a merger or other business combination, or an event of the type described in the preceding paragraph, holders of the Rights, other than an Acquiring Person, will be entitled, upon exercise of a Right, to receive either common stock of the Company or common stock of the Acquiring Person having a value equal to two times the exercise price of the Right. Any time after an Acquiring Person acquires 10% or more (but less than 50%) of the Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the Acquiring Person) for common stock of the Company on a one-for-two basis.

5.   Long-term Debt

      The principal amount of all series of first mortgage bonds outstanding at any one time is limited by terms of the mortgage to $1,000,000,000. Substantially all property, plant and equipment is subject to the lien of the mortgage. At December 31 the long-term debt outstanding was as follows:

                                              1994          1993
  First mortgage bonds:
  5.70% Series due 1998                    $23,000,000   $23,000,000
  7-1/2% Series due 2002                    37,500,000    37,500,000
  8-1/8% Series due 2009 (1)                20,000,000             -
  9% Series due 2019                        30,000,000    30,000,000
  9-3/4% Series due 2020                     2,250,000     2,250,000
  7% Series due 2023                        45,000,000    45,000,000
  7-1/4% Series due 2028                    14,366,000    14,500,000
  5.3% Pollution Control Series due 2013     8,000,000     8,000,000
  5.2% Pollution Control Series due 2013     5,200,000     5,200,000

                                           185,316,000   165,450,000

   Less unamortized net discount               339,050       222,969

                                          $184,976,950  $165,227,031

(1) Holders of this series have the right to require the Company to repurchase all or any portion of the bonds at a price of 100% of the principal amount plus accrued interest, if any, on November 1, 2001.

       The carrying amount of the Company's long-term debt was $185,316,000 and $165,450,000 at December 31, 1994 and 1993,
respectively, and its fair market value was estimated to be approximately $167,751,000 and $168,521,000, respectively. This estimate was based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation. The estimated fair market value may not represent the actual value that could have been realized as of year-end or that will be realizable in the future.

      At December 31, 1994, the Company had a $20,000,000 unsecured line of credit. Borrowings are at the bank's prime commercial rate and are due 370 days from the date of each loan. In connection with the Company's line of credit there is an informal compensating balance arrangement under which the Company maintains deposits averaging 5% of the line of credit. This arrangement does not serve to legally restrict the use of the Company's cash. The line of credit is also utilized to support the Company's issuance of commercial paper although it is not assigned specifically to such support. There were no outstanding borrowings under this agreement at December 31, 1994 or 1993.

       Short-term commercial paper outstanding and notes payable averaged $16,319,000 and $8,970,000 daily during 1994 and 1993, respectively, with the highest month-end balances being $29,000,000 and $15,000,000, respectively. The weighted daily average interest rates during 1994, 1993 and 1992 were 4.3%, 3.3% and 3.8%, respectively. The weighted average interest rates of borrowings outstanding at December 31, 1994, 1993 and 1992 were 6.3%, 3.4% and 3.7%, respectively.

     The proceeds of two issuances of first mortgage bonds in December 1993, along with additional funds of the Company, were deposited in an irrevocable trust for the purpose of paying the redemption price of the 6-7/8% Pollution Control Series due 2006 and 6.80% Pollution Control Series due 2008, and were so used in 1994. As a result, the 6-7/8% Series and the 6.80% Series were considered to be no longer outstanding at December 31, 1993, and were extinguished for financial reporting purposes.

6.   Retirement Benefits

     Pensions
      The Company's noncontributory defined benefit pension plan includes all employees meeting minimum age and service requirements. The benefits are based on years of service and the employee's average annual basic earnings. Annual contributions to the plan are at least equal to the minimum funding requirements of ERISA. Plan assets consist of common stocks, United States government obligations, federal agency bonds, corporate bonds and commingled trust funds.

      Net pension cost for 1994, 1993 and 1992 is comprised of the following components:

                                      1994         1993         1992
  Service cost - benefits earned
   during the period                $1,610,855   $1,474,218   $1,387,850
  Interest cost on projected
   benefit obligation                3,920,751    3,654,127    3,357,947
  Actual return on plan assets        (514,240)  (5,897,665)  (4,080,822)
  Net amortization and deferral     (5,094,972)     751,892     (575,139)
  Other                                (58,275)      17,428      (89,836)

   Net pension benefit              $ (135,881)   $       -    $       -

      For years prior to 1994 the MoPSC recognized funded amounts for ratemaking and the Company charged these amounts to expense as paid. As discussed in Note 2, effective August 15, 1994, the MoPSC adopted SFAS 87 for ratemaking purposes although it modified certain calculations. Effective on that date, the Company commenced charging pension cost calculated under the provisions of SFAS 87 to expense. Such change had no material impact on the Company's financial position, results of operations or cash flows.

      Assumptions used in calculating the projected benefit obligation for 1994 and 1993 include the following:

                                          1994        1993
  Weighted average discount rate          8-1/4%      7-1/2%
  Rate of increase in compensation            5%          5%
  levels
  Expected long-term rate of return           9%          9%
  on plan assets

      The following table sets forth the plan's funded status at December 31, 1994 and 1993:

                                          1994          1993
  Actuarial present value of
  benefit obligations:
   Vested benefits                     $39,266,745   $39,612,506
   Nonvested benefits                      265,744       517,363

   Accumulated benefit obligation       39,532,489    40,129,869
   Effect of projected future
    compensation levels                 11,696,628    12,301,833

  Projected benefit obligation for
   service rendered to date             51,229,117    52,431,702
  Plan assets at fair value             56,773,077    59,307,720

  Plan assets in excess of
   projected benefit obligation          5,543,960     6,876,018
 Unrecognized net assets at
   January 1, 1986 being
   amortized over 17 years              (3,929,243)   (4,420,398)
 Unrecognized prior service cost         5,645,694     6,090,263
 Unrecognized net gain                  (7,854,724)   (9,087,802)

  Accrued pension cost                   $(594,313)    $(541,919)

     Other Postretirement Benefits
      The Company provides certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service.

      Effective January 1, 1993, the Company adopted SFAS 106, which requires recognition of these benefits on an accrual basis during the active service period of the employees. The Company elected to amortize its transition obligation (approximately $21.7 million) related to SFAS 106 over a twenty year period. Prior to adoption of SFAS 106, the Company recognized the cost of such postretirement benefits on a pay-as-you-go (i.e., cash) basis. Adoption of this
Standard had an adverse effect on earnings in 1994 and 1993 of approximately $682,000 and $1 million (net of income taxes), respectively, representing the Missouri jurisdictional portion of costs that were not deemed recoverable under ratemaking procedures. However, the MoPSC authorized the inclusion of SFAS 106 costs in rates effective August 15, 1994, as discussed in Note 2, Rate Matters. In addition, the states of Kansas and Oklahoma approved recovery of the SFAS 106 costs in the rate orders received by the Company in 1994. The Company is deferring SFAS 106 costs relating to the FERC and Arkansas jurisdictions as management believes that such amounts are probable of recovery. Accordingly, approximately $642,000 has been deferred at December 31, 1994, for the recovery of increased postretirement benefits costs.

     In accordance with the above rate orders, the Company established two separate trusts in 1994, one for those retirees who were subject to a collectively bargained agreement and the other for all other retirees, to fund retiree healthcare and life insurance benefits. The Company's funding policy is to contribute annually an amount at least equal to the revenues collected for the amount of postretirement benefits costs allowed in rates. Assets in these trusts amounted to approximately $867,000 at December 31, 1994, and were invested in a money market account.

     Postretirement benefits, a portion of which have been capitalized and/or deferred, for 1994 and 1993 included the following components:

                                      Year Ended December 31,
                                          1994          1993
       Service cost on benefits
        earned during the year             $490,964      $506,510
       Interest cost on projected
        benefit obligation                1,732,866     1,739,114
       Amortization of unrecognized
        transition obligation             1,084,017     1,084,017

       Net periodic postretirement
        benefit cost                     $3,307,847    $3,329,641

      The estimated funded status of the Company's obligations under SFAS 106 at December 31, 1994 and 1993 using a weighted average discount rate of 8-1/4% and 7-1/2%, respectively, is as follows:

                                         Year Ended December 31,
                                           1994          1993
       Accumulated postretirement
       benefit obligation:
        Retirees                         $9,979,495   $11,920,176
        Other fully eligible plan
         participants                     5,236,065     5,087,720
        Other active plan
         participants                     6,174,315     6,134,078

       Total benefit obligation          21,389,875    23,141,974

       Plan assets at fair value            867,033             -
       Accumulated postretirement
        obligation in excess of
        plan assets                     (20,522,842)  (23,141,974)

       Unrecognized transition
        obligation                       19,512,293    20,596,304
       Unrecognized net gain             (3,073,077)            -

       Accrued postretirement
        benefit cost                    $(4,083,626)  $(2,545,670)

      The assumed 1995 cost trend rate used to measure the expected cost of healthcare benefits is 9%. The trend rate decreases through 2026 to an ultimate rate of 6% for 2027 and subsequent years. The effect of a 1% increase in each future year's assumed healthcare cost trend rate would increase the current service and interest cost from $2.2 million to $2.9 million and the accumulated postretirement benefit obligation from $21.4 million to $25.9 million.

7.   Income Taxes

      The provision for income taxes is different from the amount of income tax determined by applying the statutory income tax rate to income before income taxes as a result of the following differences:

                                  1994          1993          1992
  Computed "expected"
   federal provision            $10,593,000    $8,246,000    $8,587,000
  State taxes, net of
   federal effect                   939,000       308,000       459,000
  Adjustment to taxes
  resulting from:
   Investment tax credit
    amortization                   (606,000)     (610,000)     (615,000)
   Other                           (342,000)     (314,000)      (81,000)

   Actual provision             $10,584,000    $7,630,000    $8,350,000

     Income tax expense components for the years shown are as follows:

                                  1994          1993          1992
  Taxes currently payable
  Included in operating
   revenue deductions:
    Federal                      $8,420,000    $3,762,000    $5,527,000
    State                         1,425,000       464,000       698,000
   Included in "other-net"          (95,000)      (36,000)      (30,000)

  Deferred taxes
   Depreciation and
    amortization                  2,035,000     2,265,000     2,237,000
   Loss on reacquired debt         (185,000)    2,385,000       567,000
   SFAS 106                        (318,000)     (550,000)            -
   Other                            (92,000)      (50,000)      (34,000)


  Deferred investment tax
   credits, net                    (606,000)     (610,000)     (615,000)

                                $10,584,000    $7,630,000    $8,350,000

      Empire began normalizing the effect of deferred state income taxes and other federal tax items in 1994 in conjunction with the MoPSC electric rate agreement discussed in Note 2 above. The impact of these changes was not material to the financial position, results of operations or cash flows of the Company.

      The following table summarizes the deferred tax assets and deferred tax liabilities:

                                     Balances as of December 31,
                                   1994                        1993
                        Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax
                           Assets     Liabilities      Assets     Liabilities
Noncurrent:
 Depreciation and other
  property related       $13,193,240   $73,903,229   $13,341,766   $69,261,326
 Unamortized
 investment tax credit     6,823,000             -     6,902,000             -
 Miscellaneous
  book/tax recognition
  differences              1,961,429     4,259,831     1,388,352     4,043,497
 Change in statutory
  tax rate                   547,000       591,000       524,000     2,503,000

Total deferred taxes     $22,524,669   $78,754,060   $22,156,118   $75,807,823

      At December 31, 1994 and 1993, the Company had regulatory assets of $22,359,272 and $21,484,130, respectively, and regulatory liabilities of $20,683,409 and $20,945,953, respectively, to reflect the anticipated future ratemaking effects of deferred taxes.

      During 1993, the Omnibus Budget Reconciliation Act was signed into law. This Act required an increase in the corporate income tax rate to 35% for net income greater than $10,000,000 and was effective retroactive through January 1, 1993. Additionally, in 1994, Missouri raised its state tax rate from 5% to 6.25% and reduced its federal income tax deduction from 100% to 50%. The deferred tax assets and liabilities were adjusted accordingly.

8.   Iatan Plant

      The Company owns a 12% undivided interest in a neighboring utility's coal-fired 670 megawatt generating unit. The Company is entitled to 12% of the available capacity and is obligated for that percentage of costs which are included in corresponding operating expense classifications in the Statement of Income. At December 31, 1994 and 1993, the Company's property, plant and equipment accounts include the cost of its ownership interest in the unit of $44,576,000 and $44,037,000 and accumulated depreciation of $21,303,000 and $19,627,000, respectively.

9.   Commitments and Contingencies

      The 1995 construction budget is $54,700,000. The three year construction program for 1995 through 1997 is estimated to be $167,600,000.

      The Company has entered into long-term agreements to purchase capacity and energy, to obtain supplies of coal and to provide natural gas transportation. Under such contracts, the Company incurred purchased power and fuel costs of approximately $48,000,000, $45,000,000 and $36,000,000 in 1994, 1993 and 1992, respectively.
Certain of these contracts provide for minimum and maximum annual amounts to be purchased and further provide, in part, for cash settlements to be made when minimum amounts are not purchased. In the event that no purchases of coal, energy and transportation services are made, an event considered unlikely by management, minimum annual cash settlements approximate $23,000,000 in 1995, $24,000,000 in 1996,
$28,000,000  in  1997, $22,000,000 in 1998, $24,000,000  in  1999  and
$31,000,000 in 2000 and reducing to lesser amounts thereafter through 2005.

10.  Selected Quarterly Information (Unaudited)

      A summary of operations for the quarterly periods of 1994 and 1993 is as follows:

                                                 Quarters
                               First       Second        Third       Fourth
                             (dollars in thousands except per share amounts)
1994:
 Operating revenues             $41,673      $41,595      $52,339      $42,150
 Operating income                 6,993        6,433       11,353        7,226
 Net income                       3,743        3,406        8,350        4,185
 Net income applicable to
  common stock                    3,647        3,147        7,746        3,580
 Earnings per average
  share of common stock            $.27         $.23         $.56         $.26

1993:
 Operating revenues             $39,408      $37,298      $51,370      $40,363
 Operating income                 7,354        6,059        9,934        5,944
 Net income                       4,085        2,718        6,578        2,555
 Net income applicable to
  common stock                    3,989        2,622        6,482        2,458
 Earnings per average
  share of common stock            $.30         $.20         $.48         $.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors and directorships may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 26, 1995, which is incorporated herein by reference.
      Pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, the information required by this Item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers and Other Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 26, 1995, which is incorporated herein by reference.


ITEM   12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

      To the knowledge of the Company, no person is the beneficial owner of 5% or more of any class of the Company's voting securities, and there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.
      Information regarding the number of shares of the Company's equity securities beneficially owned by the directors and certain executive officers of the Company and by the directors and executive officers as a group may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 26, 1995, which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item with respect to certain relationships and related transactions may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 26, 1995.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors

Balance sheet at December 31, 1994 and 1993                       20
Statement of income for each of the three years in the period
ended December 31, 1994                                            21
Statement of common stockholders' equity for each of the three
years in the period ended December 31, 1994                        22
Statement of cash flows for each of the three years in the
period ended December 31, 1994                                     23
Notes to financial statements (except Note 10 which is unaudited) 24 Schedule for the years ended December 31, 1994, 1993 and 1992:
  Schedule II - Valuation and qualifying accounts                  37

All other schedules are omitted as the required information is either not present, is not present in sufficient amounts, or the information required therein is included in the financial statements or notes thereto.


List of Exhibits

(3)   (a)  -The Restated Articles of Incorporation of the Company
            (Incorporated by reference to Exhibit 4(a) to Form S-3, File
            No. 33-54539).
      (b) -By-laws of Company as amended January 23, 1992 (Incorporated by reference to Exhibit 3(f) to Annual Report Form 10-K for year ended December 31, 1991, File No. 1-3368).
(4)   (a)  -Indenture of Mortgage and Deed of Trust dated as of September 1,
            1944 and First Supplemental Indenture thereto (Incorporated by reference to Exhibits B(1) and B(2) to Form 10, File No. 1-
            3368).
      (b) -Third Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 2(c) to Form S-7, File No. 2-59924).
      (c) -Sixth through Eighth Supplemental Indentures to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 2(c) to Form S-7, File No. 2-59924).
      (d) -Fourteenth Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(f) to Form S-3, File No. 33-56635).
      (e) -Sixteenth Supplemental Indenture dated as of November 1, 1989 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Annual Report on Form 10-K for year ended December 31, 1989, File No. 1-3368).
      (f) -Seventeenth Supplemental Indenture dated as of December 1, 1990 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(j) to Annual Report on Form 10-K foryear ended December 31, 1990, File No. 1-3368).
      (g) -Eighteenth Supplemental Indenture dated as of July 1, 1992 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30,
             1992, File No. 1-3368).
      (h) -Nineteenth Supplemental Indenture dated as of May 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit (l) to Form S-3, File No. 33-66748).
      (i) -Twentieth Supplemental Indenture dated as of June 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit (m) to Form S-3, File No. 33-66748).

      (j) -Twenty-First Supplemental Indenture dated as of October 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1993, File No.1-3368).
      (k) -Twenty-Second Supplemental Indenture dated as of November 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(k) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-3368).
      (l) -Twenty-Third Supplemental Indenture dated as of November 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(l) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-3368).
      (m) -Twenty-Fourth Supplemental Indenture dated as of March 1, 1994 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(m) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-3368).
      (n) -Twenty-Fifth Supplemental Indenture dated as of November 1, 1994 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(p) to Form S-3, File No. 33-56635).
      (o) -Rights Agreement dated July 26, 1990 (Incorporated by reference to Exhibit 4(a) to Form 8-K, dated July 26, 1990, File
            No. 1-3368).
      (p) -Amendment to Rights Agreement dated July 26, 1990 between the Company and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Rights Agent (Incorporated by reference to
            Exhibit 4 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
(10)  (a)  -1986 Stock Incentive Plan as amended July 23, 1992 (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368).
      (b) -Management Incentive Plan (A description of this Plan is incorporated by reference to page 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders held April 27,
            1989).
      (c) -Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-3368).
      (d) -The Empire District Electric Company Change in Control Severance Pay Plan and Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
      (e) -The Empire District Electric Company Supplemental Executive Retirement Plan.*
(12)       -Computation of Ratios of Earnings to Fixed Charges and Earnings
            to Combined Fixed Charges and Preferred Stock Dividend
            Requirements.*
(24)       -Consent of Price Waterhouse.*
(25)       -Powers of Attorney.*
(27)       -Financial Data Schedule for December 31, 1994.*

*Filed herewith.


Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1994.

SCHEDULE II
Valuation and Qualifying Accounts

Years ended December 31, 1994, 1993 and 1992

                                                                         Deductions from
                              Balance             Additions                  reserve         Balance
                                 at                      Charged to                            at
                                                     Other Accounts
                               begin    Charged                                             close of
                                ning       to      Descrip-   Amount   Descrip-   Amount     period
                                 of      income      tion                tion
                               period
Year ended December 31,
1994:
 Reserve deducted from                             Recovery
  assets:                                             of
   Accumulated provision                           amounts
    for uncollectible                             previously           Accounts
    accounts                  $248,238  $325,100   written    $255,578  written   $580,464    $248,452
                                                     off                  off
 Reserve not shown
  separately
  in balance sheet:                               Property,
                                                   plant &
   Injuries and damages                           equipment             Claims
                                                     and                  and
    reserve (Note A)          $924,378  $477,347   clearing   $449,657 expenses   $782,775  $1,068,607
                                                   accounts

Year ended December 31,
1993:
 Reserve deducted from                             Recovery
  assets:                                             of
   Accumulated provision                           amounts
    for uncollectible                             previously           Accounts
    accounts                  $248,035  $226,800   written    $216,130  written   $442,727    $248,238
                                                     off                  off
 Reserve not shown
  separately
  in balance                                      Property,
  sheet:                                           plant &
   Injuries and damages                           equipment             Claims
                                                     and                  and
    reserve (Note A)          $878,998  $424,807   clearing   $404,416 expenses   $783,843    $924,378
                                                   accounts

Year ended December 31,
1992:
 Reserve deducted from                             Recovery
  assets:                                             of
   Accumulated provision                           amounts
    for uncollectible                             previously           Accounts
    accounts                  $252,119  $165,200   written    $187,715  written   $356,999    $248,035
                                                     off                  off
 Reserve not shown
separately
  in balance sheet:                               Property,
                                                   plant &
   Injuries and damages                           equipment             Claims
                                                     and                  and
    reserve (Note A)          $881,561  $414,862   clearing   $400,013 expenses   $817,438    $878,998
                                                   accounts

<FOOTNOTE>
NOTE A: This reserve is provided for workers' compensation and public liability damages. The Company at December 31, 1994 carried insurance for workers' compensation claims in excess of $250,000 and for public liability claims in excess of $250,000. The injuries and damages reserve is included on the Balance Sheet in the section "Noncurrent liabilities and deferred credits" in the category "Other".

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE EMPIRE DISTRICT ELECTRIC
                                   COMPANY


                           R.L. LAMB
                 By............................
                      R. L. Lamb, President

Date:  February 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



                                                       Date--|
                           R. L. LAMB*                       |
               ..................................            |
               R. L. Lamb, President and Director            |
                  (Principal Executive Officer)              |
                                                             |
                           V. E. BRILL                       |
               ...................................           |
               V. E. Brill, Vice President-Finance           |
                          and Director                       |
                  (Principal Financial Officer)              |
                                                             |
                           G. A. KNAPP                       |
                  ............................               |
                  G. A. Knapp,  Controller and               |
                       Assistant Treasurer                   |
                 (Principal Accounting Officer)              |
                                                             |
                        M. F. CHUBB, JR.*                    |
                   ..........................                |
                   M. F. Chubb, Jr., Director                |
                                                             |
                         R. D. HAMMONS*                      |
                     .......................                 |
                     R. D. Hammons, Director                 |
                                                             |
                         R. C. HARTLEY*                      |
                     .......................                 |
                     R. C. Hartley, Director                 |
                                                             |
                                                             February 24, 1995
                        J. R. HERSCHEND*                     |
                    .........................                |
                    J. R. Herschend, Director                |
                                                             |
                         F. E. JEFFRIES*                     |
                    ........................                 |
                    F. E. Jeffries, Director                 |
                                                             |
                          R. E. MAYES*                       |
                      .....................                  |
                      R. E. Mayes, Director                  |
                                                             |
                         M. W. McKINNEY*                     |
                 ..............................              |
                 M. W. McKinney, Vice President-             |
                 Customer Services and Director              |
                                                             |
                          M. M. POSNER*                      |
                     ......................                  |
                     M. M. Posner, Director                  |
                                                             |
                                                             |
*By                        V. E. Brill                       |
                .................................            |
                (V. E. Brill, As attorney in fact            |
               for each of the persons indicated)            |
                                                             |
                                                           --|