Form 10-Q
period 1995-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 1995-05-15
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       X  For the quarterly period ended March 31, 1995 or

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ______________ to
     ____________.

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

             Registrant's telephone number: (417) 625-5100





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   No ___



 Common stock outstanding as of April 27, 1995:  14,933,857 shares.

             THE EMPIRE DISTRICT ELECTRIC COMPANY



                             INDEX



                                                      Page Number

Part I -  Financial Information:

Item 1.   Financial Statements:

          a.  Statement of Income                               3

          b.  Balance Sheet                                     5

          c.  Statement of Cash Flows                           6

          d.  Notes to Financial Statements                     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8

Part II - Other Information:

Item 1.   Legal Proceedings - (none)

Item 2.   Changes in Securities - (none)

Item 3.   Defaults Upon Senior Securities - (none)

Item 4.   Submission of Matters to a Vote of Security Holders  11

Item 5.   Other Information                                    12

Item 6.   Exhibits and Reports on Form 8-K                     12

Signatures                                                     13

                PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)
                                           Three Months Ended
                                                March 31,
                                            1995         1994
Operating revenues:
 Electric                               $42,161,522   $41,464,034
 Water                                      234,109       208,732
                                         42,395,631    41,672,766
Operating revenue deductions:
 Operating expenses:
  Fuel                                    7,391,065     7,266,739
  Purchased power                         7,898,548     8,586,366
  Other                                   7,622,122     7,323,494
 Total operating expenses                22,911,735    23,176,599

 Maintenance and repairs                  2,818,510     2,211,488
 Depreciation and amortization            4,672,709     4,535,713
 Provision for income taxes               2,016,755     2,197,700
 Other taxes                              2,528,617     2,558,414
                                         34,948,326    34,679,914

Operating income                          7,447,305     6,992,852
Other income and deductions:
  Allowance for equity funds used
   during construction                      403,445       122,488
  Interest income                            29,145        10,855
  Other - net                                50,460      (101,536)
                                            483,050        31,807
Income before interest charges            7,930,355     7,024,659
Interest charges:
  First mortgage bonds                    3,592,716     3,175,383
  Commercial paper                          272,056       155,160
  Allowance for borrowed funds used
   during construction                     (558,527)      (99,843)
  Other                                      58,121        51,180
                                          3,364,366     3,281,880
Net income                                4,565,989     3,742,779
Preferred stock dividend requirements       604,085        96,272
Net income applicable to common stock   $ 3,961,904   $ 3,646,507

Weighted average number of common
 shares outstanding                      13,966,088    13,592,071

Earnings per weighted average share of
 common stock                              $ 0.28        $ 0.27

Dividends per share of common stock        $ 0.32        $ 0.32


See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)
                                            Twelve Months Ended
                                                 March 31,
                                             1995         1994
Operating revenues:
 Electric                               $177,509,370  $169,876,891
 Water                                       970,454       826,311
                                         178,479,824   170,703,202
Operating revenue deductions:
 Operating expenses:
  Fuel                                    30,525,497    29,824,032
  Purchased power                         33,922,825    35,651,225
  Other                                   31,000,713    30,648,949
 Total operating expenses                 95,449,035    96,124,206

 Maintenance and repairs                  11,391,151    10,360,316
 Depreciation and amortization            18,476,176    17,676,396
 Provision for income taxes               10,498,055     7,725,330
 Other taxes                              10,206,397     9,887,338
                                         146,020,814   141,773,586

Operating income                          32,459,010    28,929,616
Other income and deductions:
 Allowance for equity funds used
  during construction                      1,011,316       122,488
 Interest income                             109,975        98,828
 Other - net                                 (68,582)     (285,508)
                                           1,052,709       (64,192)
Income before interest charges            33,511,719    28,865,424
Interest charges:
 First mortgage bonds                     13,373,976    13,001,914
 Commercial paper                            821,806       348,962
 Allowance for borrowed funds used
  during construction                     (1,443,229)     (299,105)
 Other                                       252,856       220,345
                                          13,005,409    13,272,116
Net income                                20,506,310    15,593,308
Preferred stock dividend requirements      2,070,841       385,090
Net income applicable to common stock   $ 18,435,469  $ 15,208,218

Weighted average number of common
 shares outstanding                       13,826,455    13,487,112

Earnings per weighted average share of
 common stock                              $ 1.33        $ 1.13

Dividends per share of common stock        $ 1.28        $ 1.28

See accompanying Notes to Financial Statements.

BALANCE SHEET
                                         March 31,
                                           1995       December 31,
                                       (Unaudited)       1994
ASSETS
 Utility plant, at original cost:
  Electric plant in service           $609,507,056  $606,519,616
  Water plant in service                 4,915,613     4,863,228
  Construction work in progress         54,425,072    45,317,772
                                       668,847,741   656,700,616
  Accumulated depreciation             213,899,013   210,858,722
                                       454,948,728   445,841,894
 Current assets:
  Cash and cash equivalents              2,680,214     3,362,653
  Accounts receivable - trade, net      10,094,255    10,653,580
  Accrued unbilled revenues              3,420,452     5,041,575
  Accounts receivable - other            2,818,804     2,878,122
  Fuel, materials and supplies          13,561,030    12,970,376
  Prepaid expenses                         532,634       708,253
                                        33,107,389    35,614,559
 Deferred charges:
  Regulatory asset                      26,415,305    23,657,498
  Unamortized debt expenses             12,960,628    13,166,603
  Other                                  2,235,777     1,932,798
                                        41,611,710    38,756,899
   Total Assets                       $529,667,827  $520,213,352

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
 14,024,339 and 13,941,531 shares
 issued and outstanding,
  respectively                         $14,024,339   $13,941,531
 Capital in excess of par value        107,527,137   106,055,389
 Retained earnings (Note 3)             53,279,765    53,783,342
   Total common stockholders' equity   174,831,241   173,780,262
 Preferred stock                        32,901,800    32,901,800
 Long-term debt                        184,906,916   184,976,950
                                       392,639,957   391,659,012
 Current liabilities:
  Accounts payable and accrued
   liabilities                           8,680,009    11,459,243
  Commercial paper                      18,500,000    16,000,000
  Customer deposits                      2,394,943     2,385,182
  Interest accrued                       5,434,014     3,413,850
  Taxes accrued, including income
   taxes                                 5,615,747     1,557,744
                                        40,624,713    34,816,019
 Noncurrent liabilities and deferred
   credits:
  Regulatory liability                  19,582,184    20,683,409
  Deferred income taxes                 60,303,527    56,229,391
  Unamortized investment tax credits    10,635,680    10,741,000
  Postretirement benefits other than
   pensions                              4,104,178     4,083,626
  Other                                  1,777,588     2,000,895
                                        96,403,157    93,738,321
   Total Capitalization and
    Liabilities                       $529,667,827  $520,213,352

See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                            Three Months Ended
                                                 March 31,
                                             1995        1994
Operating activities:
 Net income                             $  4,565,989  $  3,742,779
 Adjustments to reconcile net income
to cash flows:
  Depreciation                             4,955,443     4,755,408
  Deferred income taxes - net              4,074,136       378,197
  Investment tax credit - net               (105,320)     (132,080)
  Allowance for equity funds used
   during construction                      (403,445)      122,488
  Issuance of common stock for 401(k)
   plans                                     176,400       170,113
  Other                                            -       508,823
  Cash flows impacted by changes in:
   Receivables and accrued unbilled
    revenues                               2,239,766     1,342,489
   Fuel, materials and supplies             (590,654)      126,095
   Prepaid expenses and deferred
    charges                               (2,679,192)     (710,277)
   Accounts payable and accrued
    liabilities                           (2,779,234)   (3,401,192)
   Other liabilities and deferred
    credits                                4,787,914     5,044,477

Net cash provided by operating
 activites                                14,241,803    11,947,320

Investing activities:
  Construction expenditures              (14,062,277)  (14,831,804)
  Allowance for equity funds used
   during construction                       403,445      (122,488)

Net cash used in investing activities    (13,658,832)  (14,954,292)

Financing activities:
  Proceeds from issuance of common
   stock                                   1,378,156     1,402,771
  Dividends                               (5,069,566)   (4,442,417)
  Repayment of long-term debt                (74,000)            -
  Net proceeds from short-term
   borrowings                              2,500,000     6,200,000

Net cash provided (used in) financing
 activities                               (1,265,410)    3,160,354

Net (decrease) increase in cash and
 cash equivalents                           (682,439)      153,382

Cash and cash equivalents at beginning
 of period                                 3,362,653     2,802,957

Cash and cash equivalents at end of
 period                                 $  2,680,214  $  2,956,339

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies

      The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in the opinion of the Company necessary to present fairly the results for the interim periods presented.


Note 2 - Accounting Matters

      Effective January 1, 1996, the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets
and for Long-Lived Assets to be Disposed of." Adoption of this Statement is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 - Retained Earnings
                                                     First
                                                    Quarter
                                                     1995
 Balance at January 1, 1995                       $53,783,342
  Changes January 1 through March 31:
   Net Income                                       4,565,989
   Quarterly cash dividends on common stock:
    - $0.32 per share                              (4,465,481)
   Quarterly cash dividends on preferred stock:
    5% cumulative - $0.125 per share                  (48,773)
    8-1/8% cumulative - $0.203125 per share          (507,812)
    4-3/4% cumulative - $0.11875 per share            (47,500)

 Total changes January 1 through March 31            (503,577)

 Balance at March 31, 1995                        $53,279,765

Item 2.   Management's  Discussion and Analysis  of  Financial
      Condition and Results of Operations


RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 1995, compared to the same periods ended March 31, 1994.

Operating Revenues and Kilowatt-Hour Sales

     Of the Company's total electric operating revenues during the first quarter of 1995, approximately 45% were from residential customers, 28% from commercial customers, 17% from industrial customers, 4% from wholesale on-system customers and 2% from wholesale off-system customers. The following table presents the percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by customer class:

                          Kwh Sales             Revenue
                                Twelve               Twelve
                       First    Months      First    Months
                      Quarter    Ended     Quarter    Ended
     Residential        0.3%      0.2%       6.4%      5.9%
     Commercial         4.4       6.4       (0.2)      6.0
     Industrial         4.7       6.8       (2.5)      5.1
     Wholesale On-
      System            4.1       1.6       (5.6)     (1.6)

     Total System       2.7       3.7        2.1       5.3
     Wholesale Off-
      System          (24.1)    (18.8)     (27.1)    (19.3)

     Total Sales        1.0       1.5        1.3       4.4

     Residential Kwh sales increased slightly during the first
quarter  of  1995 compared to the first quarter of  1994.   An
increase   of  3.8%  in  the  average  number  of  residential
customers served offset the effect of mild winter temperatures experienced during the period. Residential revenue was up due mainly to the effect of electric rate increases and changes in the  Company's rate design during 1994 in connection with  the last Missouri electric rate case. This rate restructuring resulted, in part, in a greaterrate increase for the Company's residential customers than for its commercial and industrial customers.
      Commercial and industrial Kwh sales increased during the quarter reflecting continued growth in the average number of
customers  served.   Retail sales continue  to  be  positively
impacted   by   expansion  and  increased  economic   activity
throughout the Company's service territory.  Revenues from Kwh
sales   to   commercial  and  industrial  customers  decreased
however, primarily due to the restructuring of the Company's rates discussed above. On-system wholesale Kwh sales were up during the first quarter, yet revenues from those sales declined due to operation of the fuel adjustment clause applicable to such FERC regulated sales.
      Revenues from Kwh sales to other electric systems (off-system) were down during the first quarter, primarily as a result of a reduction in low-margin, pass-through sales of hydro energy to other electric systems.

      For  the  twelve  months ended  March  31,  1995,  total
kilowatt-hour sales and revenues to the Company's own customers were up over the year earlier period, reflecting primarily the continued strong customer growth throughout the Company's service territory along with the effect of the electric rate increases discussed above. Revenues from kilowatt-hour sales to other electric systems were down during the period due primarily to decreased low-margin, pass-through sales of hydro energy.
      On March 17, 1995, the Company filed a request with the Missouri Public Service Commission for an increase in rates for its Missouri electric customers in the amount of $8,543,910, or 5.3%. Any increase which might be granted as a result of this filing is not expected to be effective until late 1995 or early 1996. The Company anticipates filing for rate relief in its other jurisdictions later in 1995 or early in 1996.

Operating Revenue Deductions

      During  the  first  quarter  of  1995,  total  operating
expenses  decreased approximately $0.3 million (1.1%) compared to the first quarter of 1994.  Purchased power costs were down
approximately   $0.7  million  (8.0%)  during   the   quarter,
primarily due to improved availability of the Company's Asbury and  jointly-owned Iatan Plant  compared to  the  same  period last  year.  During the first quarter of 1994, the Company  ex
perienced  several  forced outages at the  Asbury  Plant.   In
addition, scheduled spring maintenance (which began during the first quarter of 1994), did not begin until the second quarter of 1995.
      Total  fuel  costs  were up approximately  $0.1  million
(1.7%)  during the first quarter of 1995, primarily due  to  a
5.8%  increase in fuel-generated Kwh's, as the Company  relied less  on purchased power and more on its own generation during the  quarter.  Fuel expense did not increase at the same  rate as fuel-generated Kwh's due to significantly lower coal prices at the Iatan Plant and lower natural gas prices.
      Other  operating  expenses increased approximately  $0.3
million  (4.1%) during the period, due primarily to  increased
work   performed   on   the  Company's  distribution   system.
Maintenance  and repairs expense increased approximately  $0.6 million (27.4%) , primarily due to increased transmission  and distribution maintenance, along with increased maintenance  at the  Riverton  Plant. The Company began its  scheduled  spring inspection  and  maintenance  outage  of  Steam  Unit  #7  (38 megawatts ("Mw") of capacity), at the Riverton Plant on February 27, 1995. This outage was scheduled to be completed by April 13,
1995,  however during the inspection indications of cracks  in the turbine rotor shaft were found.  In early May, indications of  additional cracks in the shaft (which were not  previously detected) were found during the repair process.  The repair of the unit is expected to be completed by the end of May of this year.  The total cost of repair is unknown; however, it is not anticipated to be material.
       Depreciation   and   amortization   expense   increased
approximately  $0.1 million (3.0%) during the quarter  due  to
the  additional plant and equipment placed in service.   Total
income taxes declined approximately $0.2 million (8.2%) during the first quarter due primarily to lower taxable income.

      During the twelve months ended March 31, 1995, total operating expenses were down approximately $0.7 million (0.7%) compared to the same period last year. Total purchased power costs were down approximately $1.7 million (4.8%), primarily due to a decrease in Kwh purchases of 9.1% resulting from greater availability of the Company's plants as discussed above. The effect of the decreased Kwh purchases was offset in part due to increased capacity purchases compared to the prior year. Total fuel costs were up approximately $0.7 million (2.4%) during the period, due primarily to a 9.3% increase in fuel-generated Kwh's. Fuel costs did not increase at the same rate as Kwh's generated, primarily because of a 32.7% increase in generation at the jointly-owned Iatan Plant, one of the Company's lowest-cost generation units The Iatan unit had been out of service for an extended period during the twelve months ended March 31, 1994, due to flooding and a generator winding failure.
      Other operating expenses during the twelve months ended March 31, 1995, increased only slightly compared to the same period last year. Maintenance and repair expenses increased approximately $1.0 million (9.9%) during the period, due to increased work performed on the Company's transmission and distribution systems, along with the increased maintenance at the Riverton Plant as discussed above, and the Energy Center. Total provision for income taxes increased due to higher taxable income. Other taxes were up approximately $0.3 million (3.2%) during the period reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.

Nonoperating Items

      Total allowance for funds used during construction (AFUDC) increased substantially during both current year periods, reflecting a higher level of construction work in progress, particularly due to construction of the Company's new State Line Plant, along with higher rates for AFUDC determined in accordance with formulas prescribed by the FERC.
      Interest income increased during both the first quarter and twelve-months ending March 31, 1995, reflecting higher interest rates earned on investments. "Other-net" was positively affected during the periods due to the Company's share of the gain recognized from the sale of 248 rail cars by the joint-owners of the Iatan Plant.
      Interest charges on first mortgage bonds increased in both current year periods due to the issuance of $20 million of the Company's First Mortgage Bonds in November, 1994. Interest charges on commercial paper were up during the periods due to increased levels of short-term borrowing to finance the Company's construction program.

Earnings

      For the first quarter of 1995, earnings per share of common stock were $0.28 compared to $0.27 earned during the first quarter of 1994. Earnings per common share for the tw elve months ended March 31, 1995, were $1.33 compared to $1.13
earned  during  the same period last year.   The  increase  in
earnings reflects the substantial increase experienced in AFUDC and the rate increases received in Missouri, Kansas and Oklahoma combined with the effect of continued customer growth.
These increases were offset in part by the effect of mild weather during the first three months of 1995 and by increased preferred dividend requirements resulting from the Company's issuance of preferred stock in June 1994.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $14.1 million during the first quarter of 1995, compared to $14.8 million for the same period in 1994. Approximately $6.4 million of expenditures during the current period are related to the construction of a 98 Mw combustion turbine unit to be placed in service in mid-1995 at the Company's new State Line Power Plant, and initial expenditures for a second 98 Mw combustion turbine unit at that site scheduled for completion
in  mid-1997.   Approximately 75% of construction expenditures
and other funds requirements were satisfied internally from operations during the first quarter of 1995; the remainder was provided from the issuance of commercial paper, and from the
sale   of   common   stock  through  the  Company's   Dividend
Reinvestment Plan and Employee Stock Purchase Plan.
      The Company's construction expenditures are expected  to
total   approximately  $54.7  million   in   1995,   including
approximately $25.9 million for additions to the Company's distribution system to meet projected increases in customer demand and approximately $13.5 million for new generating facilities.
      The Company currently estimates that internally generated funds will provide approximately one-half of the funds required for the remainder of its 1995 construction expenditures. As in the past, the Company will utilize short-term debt to finance the additional funds needed for such construction and repay such borrowings with the proceeds of sales of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated
funds.   The  Company plans to continue to utilize  short-term
debt  as  needed to support normal operations  and  for  other temporary requirements.
      On  April  27, 1995, the Company sold to the  public  in
separate   underwritten   offerings  $10   million   aggregate
principal amount of its First Mortgage Bonds, 7.60% Series due 2005 and 900,000 shares of its Common Stock. The net proceeds of both offerings of approximately $25 million were added to the Company's general funds and used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.

PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of Common Stockholders was held on April 26, 1995.

(b) The following persons were re-elected Directors of the Company to serve until the 1998 Annual Meeting of
     Stockholders:

     V. E. Brill (10,094,957 votes for; 183,542 withheld authority).
     R. C. Hartley (10,099,955 votes for; 178,544 withheld authority).
     F. E. Jeffries (10,107,485 votes for; 171,014 withheld authority).

     The  term  of  office as Director of the following  other
     Directors continued after the meeting:  M. F. Chubb, Jr.,
     R.  D. Hammons, J. R. Herschend, R. L. Lamb, R. E. Mayes,
     M. W. McKinney and M. M. Posner.

(c)  The  stockholders also approved the Company's 1996  Stock
     Incentive  Plan (8,722,134 votes for; 1,188,794  against;
     317,551 abstain).


Item 5.  Other Information.

      At March 31, 1995, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 3.14x and 2.59x, respectively. See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
      (4) Twenty-Sixth Supplemental Indenture dated as of
          April 1, 1995, to Indenture of Mortgage and Deed of Trust.

     (12) Computation  of  Ratio  and  Earnings  to  Fixed
          Charges  and  Earnings to Combined Fixed  Charges  and
          Preferred Stock Dividend Requirements.

     (27) Financial Data Schedule for March 31, 1995

(b) In a current report dated March 27, 1995, the Company filed, under Item 5. "Other Events," information concerning the Company's Missouri rate increase request and proceedings relating to a complaint filed by Ahlstrom Development Corporation and Cottonwood Energy Partners, LP.

                          SIGNATURES



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                          Registrant



                         By       V. E. Brill
                               ------------------
                                  V. E. Brill
                          Vice President - Finance




                         By       G. A. Knapp
                               -------------------
                                  G. A. Knapp
                       Controller and Assistant Treasurer

May 12, 1995