Form 10-Q
period 1995-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 1995-08-14
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1995 or

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



 Common stock outstanding as of August 1, 1995:  15,073,762 shares.

             THE EMPIRE DISTRICT ELECTRIC COMPANY



                             INDEX



                                                      Page Number

Part I - Financial Information:

Item 1. Financial Statements:

        a.Statements of Income                             3

        b.Balance Sheets                                   6

        c.Statements of Cash Flows                         7

        d.Notes to Financial Statements                    8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations      9

Part II - Other Information:

Item 1. Legal Proceedings - (none)

Item 2. Changes in Securities - (none)

Item 3. Defaults Upon Senior Securities - (none)

Item 4. Submission  of  Matters to  a  Vote  of  Security
        Holders - (none)

Item 5. Other Information                                 14

Item 6. Exhibits and Reports on Form 8-K                  14

Signatures                                                15

                PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF INCOME (UNAUDITED)
                                            Three Months Ended
                                               June 30,
                                            1995          1994
Operating revenues:
 Electric                               $42,226,197   $41,354,841
 Water                                      238,752       240,384
                                         42,464,949    41,595,225
Operating revenue deductions:
 Operating expenses:
  Fuel                                    6,814,283     7,080,266
  Purchased power                         8,339,702     9,015,726
  Other                                   7,827,310     7,557,958
 Total operating expenses                22,981,295    23,653,950

 Maintenance and repairs                  3,374,389     2,581,982
 Depreciation and amortization            4,826,221     4,588,054
 Provision for income taxes               1,803,790     1,823,770
 (Gain) Loss on Disposition of              (31,328)            -
Allowances
 Other taxes                              2,475,626     2,514,404
                                         35,429,993    35,162,160

Operating income                          7,034,956     6,433,065
Other income and deductions:
  Allowance for equity funds used           336,502       201,386
during construction
  Interest income                           140,047         5,046
  Other - net                              (122,453)       26,692
                                            354,096       233,124
Income before interest charges            7,389,052     6,666,189
Interest charges:
  Long-term debt                          3,873,631     3,174,683
  Commercial paper                           99,988       196,709
  Allowance for borrowed funds used        (400,971)     (187,478)
    during construction
  Other                                      84,633        76,495
                                          3,657,281     3,260,409
Net income                                3,731,771     3,405,780
Preferred stock dividend requirements       604,085       258,586
Net income applicable to common stock    $3,127,686    $3,147,194

Weighted average number of common        14,697,172    13,678,851
shares outstanding

Earnings per weighted average share of    $ 0.21        $ 0.23
common stock

Dividends per share of common stock       $ 0.32        $ 0.32


See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                             Six Months Ended
                                               June 30,
                                           1995          1994
Operating revenues:
 Electric                               $84,860,719   $82,818,875
 Water                                      472,861       449,116
                                         84,860,580    83,267,991
Operating revenue deductions:
 Operating expenses:
  Fuel                                   14,205,348    14,347,005
  Purchased power                        16,238,250    17,602,092
  Other                                  15,449,432    14,881,452
 Total operating expenses                45,893,030    46,830,549

 Maintenance and repairs                 6,192,899      4,793,470
 Depreciation and amortization           9,498,930      9,123,767
 Provision for income taxes              3,820,545      4,021,470
 (Gain) Loss on Disposition of             (31,328)             -
Allowances
 Other taxes                             5,004,243      5,072,818
                                        70,378,319     69,842,074

Operating income                        14,482,261     13,425,917
Other income and deductions:
 Allowance for equity funds used           739,947        323,874
during construction
 Interest income                           169,192         15,901
 Other - net                               (71,993)       (74,844)
                                           837,146        264,931
Income before interest charges          15,319,407     13,690,848
Interest charges:
 Long-term debt                          7,466,347      6,350,066
 Commercial paper                          372,044        351,869
 Allowance for borrowed funds used        (959,498)      (287,321)
during construction
 Other                                     142,754        127,675
                                         7,021,647      6,542,289
Net income                               8,297,760      7,148,559
Preferred stock dividend requirements    1,208,170        354,858
Net income applicable to common stock   $7,089,590     $6,793,701

Weighted average number of common       14,333,650     13,635,701
shares outstanding

Earnings per weighted average share of    $ 0.49        $ 0.50
common stock

Dividends per share of common stock       $ 0.64        $ 0.64

See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                           Twelve Months Ended
                                               June 30,
                                           1995          1994
Operating revenues:
 Electric                               $178,380,726  $174,133,099
 Water                                       968,822       867,816
                                         179,349,548   175,000,915
Operating revenue deductions:
 Operating expenses:
  Fuel                                    30,259,513    30,643,769
  Purchased power                         33,246,801    37,966,028
  Other                                   31,270,066    30,727,357
 Total operating expenses                 94,776,380    99,337,154

 Maintenance and repairs                  12,183,558    10,156,574
 Depreciation and amortization            18,714,344    17,959,857
 Provision for income taxes               10,478,075    8,167,840
 (Gain) Loss on Disposition of               (35,527)           -
    Allowances
 Other taxes                              10,167,619    10,076,055
                                         146,284,449   145,697,480

Operating income                          33,065,099    29,303,435
Other income and deductions:
 Allowance for equity funds used           1,146,432       323,874
during construction
 Interest income                             244,977        72,712
 Other - net                                (221,926)     (179,675)
                                             137,694       216,911
Income before interest charges            34,234,582    29,520,346
Interest charges:
 Long-term debt                           14,072,923    12,975,892
 Commercial paper                            725,086       458,502
 Allowance for borrowed funds used        (1,656,722)     (424,682)
   during construction
 Other                                       260,995       229,714
                                          13,402,282    13,239,426
Net income                                20,832,300    16,280,920
Preferred stock dividend requirements      2,409,382       547,403
Net income applicable to common stock    $18,422,918   $15,733,517

Weighted average number of common         14,080,338    13,563,030
shares outstanding

Earnings per weighted average share of    $ 1.31        $ 1.16
common stock

Dividends per share of common stock       $ 1.28        $ 1.28

See accompanying Notes to Financial Statements.

BALANCE SHEETS
                                         June 30,
                                           1995      December 31,
                                       (Unaudited)     1994
ASSETS
 Utility plant, at original cost:
 Electric                              $659,409,631  $606,519,616
 Water                                    4,979,986     4,863,228
  Construction work in progress          16,264,887    45,317,772
                                        680,654,504   656,700,616
  Accumulated depreciation              216,567,348   210,858,722
                                        464,087,156   445,841,894
 Current assets:
  Cash and cash equivalents               3,339,291     3,362,653
  Accounts receivable - trade, net       11,083,998    10,653,580
  Accrued unbilled revenues               5,321,722     5,041,575
  Accounts receivable - other             1,885,431     2,878,122
  Fuel, materials and supplies           14,652,033    12,970,376
  Prepaid expenses                          745,671       708,253
                                         37,028,146    35,614,559
 Deferred charges:
  Regulatory asset                       26,381,515    23,657,498
  Unamortized debt expenses              14,822,324    13,166,603
  Other                                   2,306,284     1,932,798
                                         43,510,123    38,756,899
   Total Assets                        $544,625,425  $520,213,352

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
13,766,399 and
  13,571,186 shares issued and
outstanding,
  respectively                          $15,062,574   $13,941,531
 Capital in excess of par value         122,841,368   106,055,389
 Retained earnings (Note 3)              51,610,281    53,783,342
   Total common stockholders' equity    189,514,223   173,780,262
 Preferred stock (Note 4)                32,901,800    32,901,800
 Long-term debt                         194,859,882   184,976,950
                                        417,275,905   391,659,012
 Current liabilities:
  Accounts payable and accrued           12,060,584    11,459,243
liabilities
  Commercial paper                        8,000,000    16,000,000
  Customer deposits                       2,458,386     2,385,182
  Interest accrued                        3,331,944     3,413,850
  Taxes accrued, including income         4,389,810     1,557,744
    taxes
                                         30,240,724    34,816,019
 Noncurrent liabilities and deferred
credits:
  Regulatory liability                   19,358,341    20,683,409
  Deferred income taxes                  61,222,985    56,229,391
  Unamortized investment tax credits     10,544,280    10,741,000
  Postretirement benefits other than      4,124,729     4,083,626
pensions
  Other                                   1,858,461     2,000,895
                                         97,108,796    93,738,321
   Total Capitalization and            $544,625,425  $520,213,352
Liabilities

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             Six Months Ended
                                               June 30,
                                           1995          1994
Operating activities:
 Net income                              $8,297,760    $7,148,559
 Adjustments to reconcile net income
to cash flows:
  Depreciation and amortization          10,056,015     9,569,630
  Deferred income taxes - net               925,577     1,825,714
  Investment tax credit - net              (196,720)     (240,320)
  Allowance for equity funds used          (739,947)      323,874
during construction
  Issuance of common stock for 401(k)       332,584       324,475
plans
  Other                                     (22,024)      851,603
  Cash flows impacted by changes in:
   Receivables and accrued unbilled         282,126    (1,050,054)
revenues
   Fuel, materials and supplies          (1,681,657)     (821,569)
   Prepaid expenses and deferred         (3,402,448)   (1,465,947)
charges
   Accounts payable and accrued             601,341       687,143
liabilities
   Other liabilities and deferred         4,106,744     4,074,866
credits

Net cash provided by operating           18,559,351    21,227,974
activities

Investing activities:
  Construction expenditures             (28,301,277)  (34,694,183)
  Allowance for equity funds used           739,947      (323,874)
during construction

Net cash used in investing activities   (27,561,330)  (35,018,057)

Financing activities:
  Proceeds from issuance of first        10,000,000             -
mortgage bonds
  Proceeds from issuance of common       17,574,438     1,730,566
stock
  Proceeds from issuance of preferred             -    25,000,000
stock
  Dividends                             (10,470,821)   (8,920,887)
  Repayment of first mortgage bonds        (125,000)            -
  Net repayments (issuances) from        (8,000,000)   (4,000,000)
short-term borrowings

Net cash provided (used in) financing     8,978,617    13,809,679
activities

Net increase (decrease) in cash and         (23,362)       19,596
cash equivalents

Cash and cash equivalents at beginning    3,362,653     2,802,957
of period

Cash and cash equivalents at end of      $3,339,291    $2,822,553
period

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

      The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary to present fairly the results for the interim periods presented.


Note 2 - Accounting Matters

     Effective January 1, 1996 the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of this statement is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 - Retained Earnings
                                                    Second
                                                    Quarter
                                                     1995
 Balance at January 1, 1995                       $  53,783,342
  Changes January 1 through March 31:
   Net Income                                         4,565,989
  Quarterly cash dividends on common stock:
   $0.32 per share                                   (4,465,481)
  Quarterly cash dividends on preferred stock:
   8-1/8% cumulative - $0.203125 per share             (507,812)
   5% cumulative - $0.125 per share                     (48,773)
   4-3/4% cumulative - $0.11875 per share               (47,500)
 Total changes January 1 through March 31              (503,577)

 Balance April 1, 1994                               53,279,765
  Changes April 1 through June 30:
   Net Income                                         3,731,771
  Quarterly cash dividends on common stock:
   $0.32 per share                                   (4,797,170)
  Quarterly cash dividends on preferred stock:
   8-1/8% cumulative - $0.203125                       (507,812)
   5% cumulative - $0.125 per share                     (48,773)
   4-3/4% cumulative - $0.11875 per share               (47,500)
 Total changes April 1 through June 30               (1,669,484)

 Balance June 30, 1994                            $  51,610,281

Item 2.   Management's  Discussion and Analysis  of  Financial
      Condition and Results of Operations


RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 1995, compared to the same periods ended June 30, 1994.

Operating Revenues and Kilowatt-Hour Sales

     Of the Company's total electric operating revenues during the second quarter of 1995, approximately 38% were from residential customers, 32% from commercial, 19% from industrial, 5% from wholesale on-system customers and 2% from wholesale off-system customers. The remainder of such revenues were derived from miscellaneous sources such as public street and highway lighting and other municipal establishments. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                             Operating
                       Kwh Sales             Revenues
                           Six   Twelve          Six   Twelve
                  Second Months  Months Second  Months Months
                 Quarter  Ended  Ended  Quarter Ended   Ended
 Residential     (5.5)    (2.3)   (3.5)    4.4     5.5     4.0
 Commercial      (1.3)     1.4     2.1    (0.4)   (0.3)    2.2
 Industrial       2.7      3.7     5.1     2.5     0.1     3.6
 Wholesale On-   (0.1)     2.0     0.6    (2.3)   (4.0)   (3.6)
 System

 Total System    (1.4)     0.7     0.6     2.2     2.1     2.9
 Wholesale Off- (11.2)   (17.0)  (14.5)  (16.6)  (21.7)  (17.0)
 System

 Total Sales     (2.2)    (0.6)   (0.7)    1.6     1.5     2.3

      Residential Kwh sales decreased 5.5% during the second quarter of 1995 compared to the second quarter of 1994. This decrease was due primarily to the effect of decreased cooling degree days and air conditioning load as a result of weather conditions which were cooler (principally during June) than the same period last year and approximately 30% cooler than long-term averages. The effect of the cooler weather was offset in part by an increase of 3.4% in the average number of residential customers served over the same period a year ago. Residential revenues were up 4.4% due mainly to the effect of electric rate increases and changes in the Company's rate design during 1994 in connection with the last Missouri electric rate case. This rate restructuring resulted, in part, in a greater rate increase for the Company's residential customers than for its commercial and industrial customers.

      Commercial Kwh sales and revenue declined during the second quarter of 1995 compared to the year ago period primarily due to cooler than normal weather during the second quarter of 1995. The weather impact more than offset an increase of 4.9% in the average number of commercial customers served over the same period last year. Industrial Kwh sales and related revenues were up during the second quarter of 1995 when compared to the year ago period as the Company's existing industrial customers continued to experience increased economic activity and business expansion. On-system wholesale Kwh sales decreased slightly during the period reflecting the weather conditions discussed above. On-system wholesale revenue decreased during the second quarter of 1995 due to the mild weather conditions experienced during the period and the operation of the fuel adjustment clause applicable to such FERC regulated sales.

      Revenues from Kwh sales to other electric systems (off-system) were down significantly during the second quarter of 1995 as compared to the same quarter a year ago, primarily as a result of a reduction in low-margin, pass-through sales of hydro energy to other electric systems.

      For the six and twelve months ended June 30, 1995, residential Kwh sales decreased slightly, reflecting the mild weather experienced during the first half of 1995 as compared with the first half of 1994. Residential revenues for the corresponding periods increased primarily as a result of the electric rate increases and electric rate restructuring discussed above. Total Kwh sales to the Company's commercial and industrial customers during the six and twelve months ended June 30, 1995 increased as strong customer growth in the Company's service territory continued. Revenues related to commercial and industrial sales remained relatively unchanged for the six-month period but were up slightly over the twelve-month period when compared to the same periods ending June 30, 1994, reflecting the restructuring of the Company's rates as discussed above. Revenues from on-system wholesale Kwh sales declined due to operation of the fuel adjustment clause applicable to such FERC regulated sales. Revenues from Kwh sales to other electric systems were down during the periods due to decreased low-margin, pass-through sales of hydro energy to other electric systems.

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

Operating Revenue Deductions

      During the second quarter of 1995, total operating and maintenance expenses increased approximately $0.1 million (0.5%) compared to the same period last year. Purchased power costs decreased approximately $0.7 million (7.5%) during the second quarter of 1995, primarily due to lower customer demand as a result of mild weather experienced during the quarter
(particularly during June) and improved availability of the Company's jointly-owned Iatan Plant.

      Total fuel costs were down approximately $0.3 million (3.8%) during the second quarter of 1995, due primarily to a 5.0% decrease in fuel-generated kilowatt-hours reflecting a decrease in the demand for energy due to the mild weather experienced during the quarter. During the quarter, the Company substantially increased its generation from higher-cost, gas-fired combustion turbine units while experiencing lower coal prices at the Iatan Plant and lower natural gas prices when compared to the same period last year.

      Other operating expenses increased approximately $0.3 million (3.6%) during the second quarter, due primarily to increased work performed on the Company's distribution system and higher general and administrative costs. During the second quarter, the Company incurred costs associated with its involvement in the previously disclosed proceedings relating to the purchase of energy from Ahlstrom Development Corporation ("Ahlstrom") and with steps undertaken by the Company to improve its competitiveness in what it perceives to be an increasingly competitive environment ("Competitive Positioning Process").

      As part of the Competitive Positioning Process, the Company is currently in the process of re-evaluating its existing structure with the goal of improving its efficiency. Any change in the structure from the re-evaluation is expected to be implemented in the fourth quarter of 1995. At this time the Company is not able to estimate the costs which may result from such a restructuring. In addition, the Company has offered an enhanced voluntary early retirement program to 53 of its 654 employees which could result in a pre-tax charge of approximately $5.4 million if all eligible employees accept the program. Costs associated with the program are anticipated to be recorded during the third quarter of 1995. The one-time costs are expected to be recovered over a period of approximately two years by reduced employee costs commencing in November 1995.

      Maintenance and repair expense increased approximately $0.8 million (30.7%) during the period, primarily due to increased distribution maintenance as well as increased maintenance at the Asbury and Riverton Plants. The Company placed Riverton Unit No. 7 (38 megawatts ["Mw"] of capacity) back in service on June 5, 1995 after an extended outage to remove cracks in the turbine rotor shaft which were discovered during the unit's scheduled five-year turbine inspection. Riverton Unit No. 7 was taken out of service on February 27, 1995. The total cost of the rotor shaft repair and turbine inspection of Riverton Unit No. 7 is expected to be approximately $0.4 million. In addition, more maintenance was performed during the scheduled spring maintenance outage at the Company's Asbury Plant during the second quarter of 1995 than was performed during the year ago period.

       Depreciation and amortization expense increased approximately $0.2 million (5.2%) during the second quarter of 1995 due to the additional plant and equipment placed in service, primarily at the Company's State Line Power Plant (see "Liquidity and Capital Resources" below). Total income taxes declined slightly during the period due primarily to lower taxable income.

      For the six months ended June 30, 1995, total operating expenses were down $0.9 million (2.0%) compared to the same period last year. Total purchased power costs decreased $1.4 million (7.8%) during the period, due primarily to decreased customer demand as a result of mild weather conditions during the period, greater availability of the Company's Iatan Unit and generation of energy at the Company's new State Line Unit No. 1 (98 Mw combustion turbine) which became commercially available on May 30, 1995. The effect of the decreased Kwh purchases was offset in part by increases in capacity charges compared to the prior year. Total fuel costs decreased approximately $0.1 million (1.0%), due primarily to significantly lower fuel costs at the Company's jointly-owned Iatan Plant and lower natural gas prices which were offset in part by significantly increased generation at the Company's higher-cost, gas-fired combustion turbine units.

     Other operating expenses during the six months ended June 30, 1995 increased approximately $0.6 million (3.8%), compared to the same period in 1994. This was due primarily to costs associated with Ahlstrom, increased work on the Company's distribution system and cost associated with the Competitive Positioning Process. Maintenance and repair expenses increased $1.4 million (29.2%), due primarily to increased maintenance performed at the Company's Asbury and Riverton Plants as previously discussed, as well as increased maintenance to the Company's distribution system. Depreciation and amortization expense increased approximately $0.4 million (4.1%) during the six months ended June 30, 1995, due to the additional plant and equipment placed in service. Total provision for income taxes decreased due to lower taxable income.

      During the twelve months ended June 30, 1995, total operating expenses decreased approximately $4.5 million (4.6%) compared to the same period ended June 30, 1994. Total purchased power costs were down approximately $4.7 million (12.4%). Purchased power costs were substantially higher during the year earlier period in large part because flooding reduced generation at a number of low-cost, coal-fired generating stations in the Midwest and because of planned outages of low-cost generating units at neighboring utilities. In addition, the Company experienced increased availability of its lower-cost generation units. Fuel costs decreased approximately $0.4 million (1.3%) during the twelve-month ending period, due primarily to the factors discussed for the second quarter and six months ended June 30, 1995.

      Other operating expenses during the twelve months ended June 30, 1995, increased slightly compared to the same period last year. Maintenance and repair expenses increased approximately $2.0 million (20.0%) during the period, due primarily to increased maintenance performed at the Company's Asbury and Riverton Plants as discussed above, as well as maintenance to the Company's Energy Center, and increased maintenance to the Company's transmission and distribution systems. Depreciation and amortization expense increased due to the additional plant and equipment placed in service. Total provision for income taxes increased during the period due to higher taxable income.

Nonoperating Items

      Total allowance for funds used during construction (AFUDC) increased significantly during each of the periods presented compared to prior year levels, reflecting a higher level of construction work in progress, particularly due to construction of the Company's new State Line Power Plant, along with higher rates for AFUDC determined in accordance with formulas prescribed by the FERC.

      Interest income increased during each of the periods ended June 30, 1995, reflecting higher interest rates earned on investments and the temporary investment of the proceeds from the Company's issuance of a new series of First Mortgage Bonds prior to the redemption of another series of First Mortgage Bonds. Interest charges on first mortgage bonds increased compared to the same periods in the prior year due to additional issuances of the Company's First Mortgage Bonds.

Earnings

      Earnings per common share for the second quarter and six months ended June 30, 1995, were $0.21 and $0.49, respectively, compared to $0.23 and $0.50 for the corresponding periods a year ago. Earnings for the current year were negatively impacted by the effects of mild weather during the first six months of 1995, increased dividend requirements resulting from the Company's issuance of preferred stock in June 1994, and the issuance of 900,000 shares of the Company's Common Stock on April 27, 1995.

     Earnings for the twelve months ending June 30, 1995, were $1.31 compared to $1.16 earned during the twelve months ending June 30, 1994. Increased earnings resulted from the rate increases received in Missouri, Kansas and Oklahoma and the substantial increase in AFUDC.



LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $14.2 million during the second quarter of 1995, compared to $19.9 million for the same period of 1994. Approximately $11.0 million of expenditures during the current period were related to the construction of Unit #1 at the State Line Power Plant, which was placed in service on May 30, 1995, and initial expenditures for a second 98 Mw combustion turbine unit scheduled for completion at that site in mid-1997. For the six months ended June 30, 1995, construction-related expenditures totaled $28.3 million compared to $27.5 million for the same period of 1994. Approximately one-half of construction expenditures for the first six months of 1995 were provided internally from operations; the remainder was provided from the sale to the public of the Company's Common Stock and First Mortgage Bonds, the issuance of commercial paper, and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.

      The Company's construction expenditures are expected to total approximately $54.7 million in 1995, including approximately $13.5 million for new generation additions and approximately $25.9 million for additions to the Company's distribution system.

      The Company estimates that internally generated funds will provide approximately one-half of the remaining funds required for its 1995 construction expenditures. The Company expects to utilize the proceeds of issuances of short-term commercial paper, along with the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan, to finance the remainder of its 1995 construction expenditures. The Company plans to continue to utilize short-term debt as needed to support normal operations and for other temporary requirements.

   On June 7, 1995, the Company sold to the public in an underwritten offering $30,000,000 aggregate principal amount of its First Mortgage Bonds, 7-3/4% Series due 2025, the proceeds of which were added to the Company's general funds and used to redeem on July 3, 1995, its First Mortgage Bonds, 9% Series due 2019 ($30,000,000 aggregate principal amount) at a redemption price of 105.00% of the principal amount thereof plus accrued interest to July 3, 1995. The bonds were defeased by the Company on June 30, 1995.


PART II.   OTHER INFORMATION


Item 5.  Other Information.

     At June 30, 1995, the ratio of earnings to fixed charges, and the ratio of earnings to fixed charges and preferred stock dividend requirements, were 3.08x and 2.49x, respectively.
See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     (4)Twenty-Seventh Supplemental Indenture dated as of June 1, 1995, to Indenture of Mortgage and Deed of
        Trust.

     (12) Computation  of  Ratio  of  Earnings  to  Fixed
        Charges  and  Earnings to Combined Fixed  Charges  and
        Preferred Stock Dividend Requirements.

     (27) Financial Data Schedule for June 30, 1995.

(b)  In a Current Report on Form 8-K, dated July 17, 1995, the
     Company filed, under Item 5. "Other Events," information concerning the Company's announcement of an enhanced voluntary early retirement program.

                          SIGNATURES



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                          Registrant



                         By       V. E. Brill
                            ------------------------
                                  V. E. Brill
                            Vice President - Finance




                         By       G. A. Knapp
                            ------------------------
                                  G. A. Knapp
                          Controller and Assistant Treasurer

August 14, 1995