Form 10-Q
period 1995-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 1995-11-14
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

      X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1995 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



  Common stock outstanding as of November 1, 1995: 15,149,965 shares.

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

Part  II Other Information:

Item 1.  Legal Proceedings - (none)

Item 2.  Changes in Securities - (none)

Item 3.  Defaults Upon Senior Securities - (none)

Item 4.  Submission  of  Matters to a Vote  of  Security
         Holders - (none)

Item 5.  Other Information                                13

Item 6.  Exhibits and Reports on Form 8-K                 13

Signatures                                                14

                 PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF INCOME (UNAUDITED)
                                          Three Months Ended
                                            September 30,
                                           1995         1994
Operating revenues:
 Electric                              $62,513,979  $52,075,247
 Water                                     275,515      263,875
                                        62,789,494   52,339,122
Operating revenue deductions:
 Operating expenses:
  Fuel                                  10,838,242    8,710,079
  Purchased power                       10,366,212    9,470,011
  Other                                  8,499,034    7,578,186
  Voluntary early retirement program     4,583,188            -
 Total operating expenses               34,286,676   25,758,276

 Maintenance and repairs                 3,234,876    2,856,041
 Depreciation and amortization           5,146,301    4,622,592
 Provision for income taxes              4,932,200    4,919,580
 Other taxes                             3,045,528    2,829,636
                                        50,645,581   40,986,125

Operating income                        12,143,913   11,352,997
Other income and deductions:
  Allowance for equity funds used
    during construction                    124,580      155,408
  Interest income                           32,293       21,871
  Other - net                              (74,798)     (56,596)
                                            82,075      120,683
Income before interest charges          12,225,988   11,473,680
Interest charges:
  Long-term debt                         3,696,520    3,175,423
  Commercial paper                          70,836      179,762
  Allowance for borrowed funds used
   during construction                    (126,012)    (286,739)
  Other                                     61,494       55,258
                                         3,702,838    3,123,704
Net income                               8,523,150    8,349,976
Preferred stock dividend requirements      604,085      604,085
Net income applicable to common stock   $7,919,065   $7,745,891

Weighted average number of common
  shares outstanding                    15,082,120   13,788,041

Earnings per weighted average share of
  common stock                              $ 0.53       $ 0.56

Dividends per share of common stock         $ 0.32       $ 0.32

See accompanying Notes to Financial Statements

STATEMENTS OF INCOME (UNAUDITED)
                                             Nine Months Ended
                                               September 30,
                                           1995           1994
Operating revenues:
 Electric                              $146,901,698   $134,894,122
 Water                                      748,376        712,991
                                        147,650,074    135,607,113
Operating revenue deductions:
 Operating expenses:
  Fuel                                   25,043,590     23,057,084
  Purchased power                        26,604,462     27,072,101
  Other                                  23,948,466     22,459,640
  Voluntary early retirement program      4,583,188              -
 Total operating expenses                80,179,706     72,588,825

 Maintenance and repairs                  9,427,775      7,649,511
 Depreciation and amortization           14,645,231     13,746,359
 Provision for income taxes               8,752,745      8,941,050
 Other taxes                              8,049,771      7,902,454
                                        121,055,228    110,828,199

Operating income                         26,594,846     24,778,914
Other income and deductions:
 Allowance for equity funds used
   during construction                      864,527        479,282
 Interest income                            201,485         37,772
 Other - net                               (115,463)      (131,440)
                                            950,549        385,614
Income before interest charges           27,545,395     25,164,528
Interest charges:
 First mortgage bonds                    11,162,867      9,525,489
 Commercial paper                           442,880        531,631
 Allowance for borrowed funds used
   during construction                   (1,085,510)      (574,060)
 Other                                      204,248        182,933
                                         10,724,485      9,665,993
Net income                               16,820,910     15,498,535
Preferred stock dividend requirements     1,812,255        958,943
Net income applicable to common stock   $15,008,655    $14,539,592

Weighted average number of common
 shares outstanding                      14,585,881     13,687,039

Earnings per weighted average share of
 common stock                                $ 1.03         $ 1.06

Dividends per share of common stock          $ 0.96         $ 0.96

See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                            Twelve Months Ended
                                              September 30,
                                          1995           1994
Operating revenues:
 Electric                              $188,819,458   $175,059,366
 Water                                      980,463        910,402
                                        189,799,921    175,969,768
Operating revenue deductions:
 Operating expenses:
  Fuel                                   32,387,677     29,668,486
  Purchased power                        34,143,004     36,520,456
  Other                                  32,190,911     30,679,581
  Voluntary early retirement program      4,583,188              -
 Total operating expenses               103,304,780     96,868,523

 Maintenance and repairs                 12,562,395     10,350,106
 Depreciation and amortization           19,238,052     18,210,216
 Provision for income taxes              10,490,695      9,584,680
 Other taxes                             10,383,511     10,233,457
                                        155,979,433    145,246,982

Operating income                         33,820,488     30,722,786
Other income and deductions:
 Allowance for equity funds used
   during construction                    1,115,604        479,283
 Interest income                            255,399         80,874
 Other - net                               (204,601)      (190,122)
                                          1,166,402        370,035
Income before interest charges           34,986,890     31,092,821
Interest charges:
 First mortgage bonds                    14,594,021     12,848,261
 Commercial paper                           616,159        586,421
 Allowance for borrowed funds used
  during construction                    (1,495,995)      (631,329)
 Other                                      267,231        236,484
                                         13,981,416     13,039,837
Net income                               21,005,474     18,052,984
Preferred stock dividend requirements     2,416,340      1,055,216
Net income applicable to common stock   $18,589,134    $16,997,768

Weighted average number of common
  shares outstanding                     14,406,517     13,645,500

Earnings per weighted average share of
  common stock                               $ 1.29         $ 1.25

Dividends per share of common stock          $ 1.28         $ 1.28

See accompanying Notes to Financial Statements.

BALANCE SHEETS
                                       September 30,   December 31,
                                            1995          1994
                                       (Unaudited)
ASSETS
 Utility plant, at original cost:
  Electric                             $668,104,088   $606,519,616
  Water                                   5,021,105      4,863,228
  Construction work in progress          15,747,337     45,317,772
                                        688,872,530    656,700,616
  Accumulated depreciation              221,052,771    210,858,722
                                        467,819,759    445,841,894
 Current assets:
  Cash and cash equivalents               4,323,927      3,362,653
  Accounts receivable - trade, net       17,270,880     10,653,580
  Accounts receivable - other             1,730,532      2,878,122
  Accrued unbilled revenues               3,811,646      5,041,575
  Fuel, materials and supplies           13,979,146     12,970,376
  Prepaid expenses                        1,000,984        708,253
                                         42,117,115     35,614,559
 Deferred charges:
  Regulatory asset                       26,347,710     23,657,498
  Unamortized debt expense               14,735,492     13,166,603
  Other                                   2,102,263      1,932,798
                                         43,185,465     38,756,899
   Total Assets                        $553,122,339   $520,213,352

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
  15,140,640 and 13,941,531 shares
  issued and outstanding,
  respectively                          $15,140,640    $13,941,531
 Capital in excess of par value         124,260,525    106,055,389
 Retained earnings (Note 3)              54,705,742     53,783,342
   Total common stockholders' equity    194,106,907    173,780,262
 Preferred stock                         32,901,800     32,901,800
 Long-term debt                         194,715,848    184,976,950
                                        421,724,555    391,659,012
 Current liabilities:
  Accounts payable and accrued           12,413,429     11,459,243
   liabilities
  Commercial paper                        5,000,000     16,000,000
  Customer deposits                       2,503,068      2,385,182
  Interest accrued                        5,290,167      3,413,850
  Taxes accrued, including income         4,927,628      1,557,744
   taxes
                                         30,134,292     34,816,019
 Noncurrent liabilities and deferred
   credits:
  Regulatory liability                   19,134,498     20,683,409
  Deferred income taxes                  61,309,064     56,229,391
  Unamortized investment tax credits     10,226,680     10,741,000
  Postretirement benefits                 8,805,938      4,083,626
  Other                                   1,787,312      2,000,895
                                        101,263,492     93,738,321
   Total Capitalization and
     Liabilities                       $553,122,339   $520,213,352

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             Nine Months Ended
                                                September 30,
                                           1995           1994
Operating activities:
 Net income                             $16,820,910    $15,498,535
 Adjustments to reconcile net income
   to cash flows:
  Depreciation and amortization          15,489,261     14,449,214
  Deferred income taxes - net               812,136      1,060,055
  Investment tax credit - net              (514,320)      (507,150)
     Allowance for equity funds used
       during construction                 (864,527)      (479,282)
  Issuance of common stock for 401(k)
    plan                                    517,298        480,635
  Other                                      44,434      1,523,838
  Cash flows impacted by changes in:
   Receivables and accrued unbilled
    revenues                             (4,239,781)    (2,273,890)
   Fuel, materials and supplies          (1,008,770)    (1,196,187)
   Prepaid expenses and deferred
    charges                              (3,077,697)    (1,523,022)
   Accounts payable and accrued
    liabilities                             954,186     (1,630,014)
   Other liabilities and deferred
    credits                              10,915,306      7,938,707

Net cash provided by operating
  activities                             35,848,436     33,341,439

Investing activities:
  Construction expenditures             (37,467,126)   (54,005,014)
  Allowance for equity funds used
    during construction                     864,527        479,282

Net cash used in investing activities   (36,602,599)   (53,525,732)

Financing activities:
  Proceeds from issuance of first
   mortgage bonds                        40,000,000              -
  Proceeds from issuance of common
   stock                                 18,886,947      3,165,450
  Proceeds from issuance of preferred
   stock                                          -     25,000,000
  Dividends                             (15,898,510)   (13,926,404)
  Repayment of first mortgage bonds     (30,273,000)      (100,000)
  Net (repayments) issuances from
   short-term borrowings                (11,000,000)     6,500,000

Net cash provided by financing
 activities                               1,715,437     20,639,046

Net increase in cash and cash
 equivalents                                961,274        454,753

Cash and cash equivalents at beginning
 of period                                3,362,653      2,802,957

Cash and cash equivalents at end of
 period                                  $4,323,927     $3,257,710

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies

      The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. There are no significant differences between the Company's interim and annual accounting policies.

       The   information  furnished  reflects  all   adjustments,
consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary to present fairly the results for the interim periods presented.


Note 2 - Accounting Matters

     Effective January 1, 1994, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." Implementation of this statement did not have a material effect on the Company's financial results.

Note 3- Retained Earnings
                                                     Third
                                                  Quarter 1995
 Balance at January 1, 1995                       $53,783,342
  Changes January 1 through June 30:
   Net Income                                       8,297,760
   Less quarterly cash dividends on common
   stock:
     $0.32 per share                               (9,262,651)
   Less quarterly cash dividends on preferred
   stock:
     5% cumulative - $0.125 per share                 (97,546)
     4-3/4% cumulative - $0.11875 per share           (95,000)
     8-1/8% cumulative - $0.203125 per share       (1,015,624)
 Total changes January 1 through June 30           (2,173,061)

 Balance at July 1, 1995                          $51,610,281
  Changes July 1 through September 30:
   Net Income                                       8,523,150
   Less quarterly cash dividends on common
   stock:
     $0.32 per share                               (4,823,604)
   Less quarterly cash dividends on preferred
   stock:
     5% cumulative - $0.125 per share                 (48,773)
     4-3/4% cumulative - $0.11875 per share           (47,500)
     8-1/8% cumulative - $0.200342 per share         (507,812)
 Total changes July 1 through September 30          3,095,461

 Balance at September 30, 1995                    $54,705,742

Item 2.  Management's  Discussion  and  Analysis  of  Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS

     The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 1995, compared to the same periods ended September 30, 1994.

Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the third quarter of 1995, approximately 44% were from residential customers, 30% from commercial, 16% from industrial, 4% from wholesale on-system customers and 2% from wholesale off-system customers. The remainder of such revenues were derived from miscellaneous sources such as public street and highway lighting and other municipal establishments. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                          Kwh Sales              Revenue

                           Nine    Twelve             Nine    Twelve
                  Third   Months   Months    Third   Months   Months
                 Quarter   Ended    Ended   Quarter   Ended    Ended
 Residential     20.0%    5.7%       3.5%    26.8%   13.9%      12.6%
 Commercial      13.6     5.8        5.1     19.3     7.3        5.8
 Industrial       5.0     4.1        5.3     12.3     4.6        4.3
 Wholesale On-
  System          9.6     4.8        3.9      9.8     1.3        0.5

 Total System    13.6     5.3        4.5     20.8     9.3        8.1
 Wholesale Off-
  System        (13.1)  (15.4)      (6.3)   (12.2)  (17.7)     (10.7)

 Total Sales     11.4     3.7        3.6     19.7     8.5        7.6

      Residential Kwh sales and revenue were substantially higher during the third quarter of 1995 compared to the third quarter of 1994. This increase was due primarily to the effect of increased cooling degree days and air conditioning load as a result of temperatures which were significantly warmer (principally during August) than during the same period last year and approximately 12% warmer than long-term averages. In addition, residential Kwh sales and revenue benefited from a 3.5% increase in the average number of residential customers served compared to the year ago period. Residential revenues were also positively affected by the 1994 Missouri rate case described below.

      Commercial Kwh sales and revenue increased during the third quarter of 1995 compared to the year-ago period primarily due to warmer than normal summer temperatures along with an increase of 4.8% in the average number of commercial customers served over the same period last year. Industrial Kwh sales and related revenues were up during the third quarter of 1995 when compared to the same period last year due to increased usage by the Company's existing industrial customers resulting from increased business activity. Commercial and industrial revenues were also positively affected by the 1994 Missouri rate case discussed below.

       The Company's residential, commercial and industrial revenues all increased by a greater percentage than the increase in Kwh sales would indicate due mainly to the effect of electric rate increases and a restructuring of the Company's rates in connection with the Company's 1994 Missouri electric rate case. This restructuring resulted in a greater overall rate increase for the Company's residential customers than for its commercial and industrial customers, and in the shifting of revenue from winter billing periods to summer billing periods.

      On-system wholesale Kwh sales and related revenues were up during the third quarter due primarily to the weather conditions discussed above. Revenues from Kwh sales to other electric systems (off-system) were down significantly during the third quarter of 1995 as compared to the same quarter a year ago, primarily as a result of a reduction in low-margin, pass-through sales of hydro-generated power to other utilities.

      Residential Kwh sales increased for the nine and twelve months ended September 30, 1995, reflecting primarily the warmer weather experienced during the third quarter of this year and continued customer growth in the Company's service territory. Residential revenues for the corresponding periods also increased as a result of the electric rate increase discussed above. Total commercial and industrial Kwh sales and related revenues during the nine and twelve months ended September 30, 1995 increased as strong economic growth in the Company's service territory continued. Revenues from on-system wholesale Kwh sales increased at a lower relative amount compared to the increase in Kwh sales due to the operation of the fuel adjustment clause applicable to such FERC regulated sales. Revenues from kilowatt-hour sales to other electric systems were down during the periods due to decreased low-margin, pass-through sales of hydro-generated power to other utilities.

   On March 17, 1995, the Company filed a request with the Missouri Public Service Commission for an increase in rates for its Missouri electric customers in the amount of $8,543,910, or 5.3%. On November 3, 1995, the Commission approved a stipulated settlement which will increase the Company's Missouri electric rates in the amount of $1.4 million or 0.9%, effective November 15, 1995. The Company is currently evaluating the need for rate relief in its other jurisdictions.

Operating Revenue Deductions

      During the third quarter of 1995, total operating and maintenance expenses increased approximately $8.9 million (31.1%) ($4.3 million, or 15.1%, exclusive of the one-time charge discussed below relating to the Company's voluntary early retirement program) compared to the same period last year. Purchased power costs increased approximately $0.9 million (9.5%) during the third quarter of 1995, due primarily to increased customer demand as a result of weather conditions which were warmer than the same period last year.

      Total fuel costs increased approximately $2.1 million (24.4%) compared to the same period last year. Fuel-generated kilowatt-hours increased 15.1% over the year-ago period, reflecting increased demand for energy resulting from the warm temperatures experienced during the third quarter of 1995 and continued customer growth. During the quarter, the Company substantially increased its generation from higher-cost, gas-fired combustion turbine units following completion of the conversion of the Company's Energy Center to utilize gas as a primary fuel, as well as the commercial availability of the Company's new State Line Power Plant. Other operating expenses increased approximately $0.9 million (12.2%) compared to the third quarter of last year, due primarily to higher general and administrative costs and increased customer service expenses.

      In addition, the Company incurred a one-time pre-tax charge of approximately $4.6 million related to the implementation and acceptance by qualifying employees of an enhanced voluntary early retirement program described in the Company's Current Report on Form 8-K, dated July 17, 1995. This program was offered as part of the previously disclosed Competitive Positioning Process. As part of the Competitive Positioning Process, the Company has re-evaluated its existing structure and is currently implementing changes with the goal of improving efficiency.

      Maintenance and repair expense increased approximately $0.4 million (13.3%) during the third quarter of 1995 when compared to the same quarter last year, due primarily to increased maintenance performed on the Company's generating units as well as increased distribution system maintenance.

      Depreciation expense increased approximately $0.5 million (11.3%) during the quarter due to increased levels of plant-in-service primarily at the Company's State Line Power Plant. Total income taxes were up slightly during the quarter due to higher taxable income. Taxes other than income taxes increased approximately $0.2 million (7.6%) during the third quarter, reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.

      For the nine months and twelve months ended September 30, 1995, total operating expenses were up approximately $7.6 million (10.5%) and $6.4 million (6.6%), respectively, compared to the same periods last year. Total fuel and purchased power costs increased approximately $1.5 million (3.0%) and $0.3 million (0.5%), respectively, during the current year periods due primarily to higher customer demand resulting from warmer weather and continued customer growth.

     During the nine months and twelve months ended September 30, 1995, other operating expenses increased approximately $1.5 million (6.6%) and $1.5 million (4.9%) respectively, when compared to the previous year periods. This was due primarily to increased work on the Company's distribution system, and costs associated with the previously disclosed proceedings relating to the purchase of energy from Ahlstrom Development Corporation and with the Competitive Positioning Process.

      Maintenance expense increased during the nine months and twelve months ended September 30, 1995, by approximately $1.8 million (23.3%) and $2.2 million (21.4%) respectively, due primarily to increased maintenance performed on the Company's generating units as well as increased maintenance to the
Company's distribution system. The Company's Riverton Unit #7 underwent an extended outage to remove cracks in the turbine rotor shaft during the second quarter of 1995. The total cost of the repair and the related inspection was approximately $0.4 million. In addition, more maintenance was performed during the scheduled spring maintenance outage at the Company's Asbury Plant during the second quarter of 1995 than was performed during the 1994 spring outage.

      For the nine months and twelve months ended September 30, 1995, depreciation expense increased approximately $0.9 million (6.5%) and $1.0 million (5.6%), respectively, over the same periods in 1994, reflecting additional plant and equipment placed in service.

      Total provision for income taxes decreased slightly during the nine-month period ending September 30, 1995, due to lower taxable income. Income taxes increased approximately $0.9 million (9.5%) during the twelve-month period, reflecting increased taxable income during the current period when compared to the same period a year ago.

Nonoperating Items

      Allowance for funds used during construction ("AFUDC") decreased during the third quarter of 1995 when compared to the same period of 1994, due to a lower level of construction work in progress. During the nine months and twelve months ended September 30, 1995, AFUDC increased significantly over the prior year levels, reflecting a higher level of construction work in progress, particularly due to construction of the Company's new State Line Power Plant, which was placed in service on May 30, 1995, as well as higher rates for AFUDC determined in accordance with formulas prescribed by the FERC.

      Interest income increased during each of the periods ending September 30, 1995, reflecting higher interest earned on investments and the temporary investment of the proceeds from the Company's issuance of a new series of First Mortgage Bonds prior to the redemption of another series of First Mortgage Bonds.

Earnings

      For the third quarter of 1995, earnings per share of common stock were $0.53 compared to $0.56 earned during the third quarter of 1994. While revenues showed strong growth due to warmer than normal weather, customer growth and the Missouri rate increase, these increases were negatively impacted (approximately $0.18 per share) by the one-time charge related to the enhanced voluntary early retirement program discussed above.

      For the nine months ended September 30, 1995, earnings per common share were $1.03 compared to $1.06 earned for the same period last year. Earnings per common share for the twelve months ended September 30, 1995, were $1.29 compared to $1.25 earned during the same period last year. Increased earnings resulting from warmer than normal weather during the third quarter of 1995, continued customer growth, the rate increases received in Missouri, Kansas and Oklahoma, as well as substantial increases in AFUDC were offset in part by costs related to the enhanced voluntary early retirement program discussed above and by increased preferred stock dividend requirements. Earnings for the three-month, nine-month and twelve-months ended September 30, 1995, were also affected by the increased number of common shares outstanding as a result of the issuance of 900,000 shares of common stock in April, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's construction-related expenditures totaled $9.2 million during the third quarter of 1995, compared to $19.3 million for the same period of 1994. For the nine months ended September 30, 1995, construction-related expenditures totaled $37.5 million compared to $54.0 million for the same period of 1994. Approximately $11.5 million of expenditures during the first nine months of 1995 were related to the construction of Unit #1 at the State Line Power Plant, which was placed in service on May 30, 1995, and initial expenditures for a second 98 Mw combustion turbine unit scheduled for completion at that site in mid-1997. Additions to the Company's distribution system to accommodate additional customer demand represented approximately $7.7 million of construction expenditures during the period. Approximately two-thirds of construction expenditures for the first nine months of 1995 were provided internally from operations; the remainder was provided from the sale to the public of the Company's Common Stock and First Mortgage Bonds, the issuance of commercial paper, and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.

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

PART II.   OTHER INFORMATION


Item 5.  Other Information.

      By Report and Order issued November 8, 1995, effective November 29, 1995, the Missouri Public Service Commission dismissed the complaint of Ahlstrom Development Corporation and Cottonwood Energy Partners, L.P., (collectively "Ahlstrom") which was filed with the Commission on August 1, 1994. That complaint had requested that the Missouri Public Service Commission require the Company to purchase power from Ahlstrom beginning in the year 2000. The complaint filed by Ahlstrom in Kansas is still pending.

      At September 30, 1993, the ratio of earnings to fixed charges, and the ratio of earnings to fixed charges and preferred stock dividend requirements, were 3.03x and 2.46x, respectively.
See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     (12) Computation of Ratio and Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred
        Stock Dividend Requirements.

     (27)    Financial Data Schedule for September 30, 1995.

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

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                           Registrant



                         By           R. B. Fancher
                                ------------------------
                                      R. B. Fancher
                                Vice President - Finance




                         By          G. A. Knapp
                                ------------------------
                                     G. A. Knapp
                            Controller and Assistant Treasurer

November 14, 1995