Form 10-K
period 1995-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 1996-03-15
CIK 32689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                 FORM 10-K
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1995 or

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

                                                 Name of each exchange
        Title of each class                               on
                                                   which registered
    Common Stock ($1 par value)                 New York Stock Exchange
 5% Cumulative Preferred Stock ($10             New York Stock Exchange
             par value)
 4-3/4% Cumulative Preferred Stock              New York Stock Exchange
          ($10 par value)
  Preference Stock Purchase Rights              New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 1, 1996, 15,226,566 shares of common stock were outstanding. Based upon the closing price on the New York Stock Exchange on March 1, 1996, the aggregate market value of the common stock of the Company held by nonaffiliates was approximately $281,691,471.

 The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

     The Company's proxy                      Part of Item 10 of Part III
     statement, filed pursuant
     to Regulation 14A under the               All of Item 11 of Part III
     Securities Exchange
     Act of 1934, for its 1995                Part of Item 12 of Part III
     Annual Meeting of
     Stockholders to be held on                All of Item 13 of Part III
     April 25, 1996.

TABLE OF CONTENTS

                                                                      Page
PART I

ITEM 1.   BUSINESS                                                    3
          General                                                     3
          Electric Generating Facilities and Capacity                 3
          Construction Program                                        4
          Fuel                                                        5
          Employees                                                   6
          Electric Operating Statistics                               7
          Executive Officers and Other Officers of the Registrant     8
          Regulation                                                  8
            General                                                   8
            Rates                                                     8
            Fuel Adjustment Clauses                                   8
          Environmental Matters                                       9
          Conditions Respecting Financing                             10
ITEM 2.   PROPERTIES                                                  10
ITEM 3.   LEGAL PROCEEDINGS                                           11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                        12
ITEM 6.   SELECTED FINANCIAL DATA                                     13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                        14
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 19
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                        34


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          35
ITEM 11.  EXECUTIVE COMPENSATION                                      35
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                 35
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              35


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                   36
SIGNATURES                                                            39

PART I

ITEM 1. BUSINESS

General
      The Empire District Electric Company (the "Company"), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. The Company also provides water service to three towns in Missouri. In 1995, 99.5% of the Company's gross operating revenues were provided from the sale of electricity and 0.5% from the sale of water.
      The territory served by the Company's electric operations embraces an area of about 10,000 square miles with a population of over 330,000. The service territory is located principally in the Southwestern Missouri and also includes smaller areas in Southeastern Kansas, Northeastern Oklahoma and Northwestern Arkansas. The principal activities of these areas are industry, agriculture and tourism. Of the Company's total 1995 retail electric revenues, approximately 87% came from Missouri customers, 7% from Kansas customers, 3% from Oklahoma customers and 3% from Arkansas customers.
      The Company supplies electric service at retail to 120 incorporated communities and to various unincorporated areas and at wholesale to four municipally-owned distribution systems and two rural electric cooperatives. The largest urban area served by the Company is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 135,000. The Company operates under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 39% of the Company's electric operating revenues in 1995 were derived from incorporated communities with franchises having at least ten years remaining and approximately 25% were derived from incorporated communities in which the Company's franchises have remaining terms of ten years or less. Although the Company's franchises contain no renewal provisions, in recent years the Company has obtained renewals of all its expiring franchises prior to the expiration dates.
      The Company's electric operating revenues in 1995 were derived as follows: residential 42%, commercial 30%, industrial 17%, wholesale 6% and other 5%. Producers of food and kindred products accounted for approximately 4% of electric revenues in 1995. The Company's largest single on-system wholesale customer is the city of Monett, Missouri, which in 1995 accounted for approximately 3% of electric revenues. No single retail customer accounted for more than 1% of electric revenues in 1995.

Electric Generating Facilities and Capacity
     At December 31, 1995, the Company's generating plants consisted of the Asbury Plant (aggregate generating capacity of 211 megawatts), the Riverton Plant (aggregate generating capacity of 136 megawatts), the Empire Energy Center (aggregate generating capacity of 193 megawatts), the State Line Power Plant (aggregate generating capacity of 101 megawatts) and the Ozark Beach Hydroelectric Plant (aggregate generating capacity of 16 megawatts). The Company also has a 12% ownership interest (80 megawatt capacity) in Unit No. 1 at the Iatan Generating Station. See Item 2, "Properties - Electric Facilities" for further information about these plants and another plant under construction.
      The Company and the ten other power suppliers in Kansas and Western Missouri who comprise the MOKAN Power Pool have agreed to share reserve capacity and provide emergency standby services for fellow members. Pool members participate in studies for long-range generation and transmission facilities requirements. Pursuant to the MOKAN agreement, the Company is obligated annually to maintain a capacity margin of not less than 15.3%. The Company is also a member of the Southwest Power Pool, a regional division of the North American Electric Reliability Council, and the Western Systems Power Pool, a marketing pool which facilitates the purchase and sale of power among members.

      The Company currently supplements its on-system generating capacity with purchases of capacity and energy from neighboring utilities in order to meet the demands of its customers and the capacity margins applicable to it under the MOKAN agreement. The Company has entered into agreements for such purchases with Associated Electric Cooperative, Inc. ("AEC"), Kansas Gas & Electric ("KG&E"), Public Service Company of Oklahoma ("PSO"), Southwestern Electric Power Company ("SWEPCO") and
Southwestern Public Service Company ("SPS") for periods into the year 2000. In addition, on January 16, 1995, the Company entered into an agreement with Western Resources ("WR") for the purchase of capacity and energy through May 31, 2010. The amount of capacity purchased under these contracts reflects the Company's on-system capacity, its current expectation of the future power needs of its service territory and its current plans to construct an additional generating unit as indicated under "Construction Program" below. The following chart sets forth the Company's purchase commitments and anticipated owned capacity (in megawatts) during the indicated contract years (which run from June 1 to May 31 of the following year).

                        Purchased   Anticipated
             Contract     Power        Owned
               Year    Commitment    Capacity     Total
               1993       220          657          877
               1994       267          657          924
               1995       225          737          962
               1996       290          724         1014
               1997       210          825         1035
               1998       230          825         1055
               1999       255          825         1080
               2000       287          825         1112

The charges for capacity purchases under the contracts referred to above during calendar year 1995 amounted to approximately $10.5 million. Minimum charges for capacity purchases under such contracts total approximately $84.6 million for the period June 1, 1996, through May 31, 2001.
      Based on its expectation of growth in demand, the Company believes that in the year 2001 it will likely need capacity in addition to that described above. The Company is currently reviewing alternatives to meet such increase in demand.
     The maximum hourly demand on the Company's system reached a new record high of 815 megawatts on August 18, 1995. The Company's previous record peak of 741 megawatts was established in July 1994. The maximum hourly winter demand during 1995 was 701 megawatts which occurred during the month of January.

Construction Program
      Total gross property additions (including construction work in progress) for the three years ended December 31, 1995, amounted to $163.5 million, and retirements during the same period amounted to $11.9 million.
      The Company's total construction-related expenditures, including allowance for funds used during construction ("AFUDC"), were $50.8 million in 1995 and for the next three years are estimated for planning purposes to be as follows:

                                     Estimated Construction
                                          Expenditures
                                     (amounts in millions)
                                   1996    1997     1998   Total
     New generating facilities    $15.7    $5.9     $0.0   $21.6
     Additions to existing
      generating facilities         7.4     3.6      6.2    17.2
     Transmission facilities       13.8     8.8      4.5    27.1
     Distribution system
      additions                    21.7    23.9     23.7    69.3
     General and other
      additions                     2.1     2.4      2.3     6.8
       Total                      $60.7   $44.6    $36.7  $142.0

      The Company's projected construction plan for the years 1996 and 1997 includes expenditures for an additional 101 megawatt gas-fired combustion turbine unit to be placed in service during mid-1997 at the Company's State Line Power Plant, west of Joplin, Missouri. Additions to the Company's transmission and distribution systems to meet projected increases in customer demand constitute the majority of the remainder of the projected construction expenditures for the three-year period.
      The Company's estimated construction expenditures are reviewed and adjusted for, among other things, revised estimates of future capacity needs, the cost of funds necessary for construction and the availability and cost of alternative power. Actual construction expenditures may vary significantly from the estimates due to a number of factors including changes in equipment delivery schedules, changes in customer requirements, construction delays, ability to raise capital, environmental matters, the extent to which the Company receives timely and adequate rate increases, the extent of competition from independent power producers and co-generators, other changes in business conditions and changes in legislation and regulation, including regulations governing the wheeling of power. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition" and "- Regulation" below.

Fuel
      Coal supplied approximately 93.1% of the Company's total fuel requirements in 1995 based on kilowatt-hours generated. The remainder was supplied by natural gas (6.8%) and oil (0.1%).
      The Company's Asbury Plant is fueled entirely by coal except for startup fuel. The Company is currently using a blend consisting of approximately 86% Western coal and 14% local coal on an mmbtu basis. Under normal conditions, the Company attempts to keep approximately a 45-day supply on hand. As of December 31, 1995, the Company had sufficient coal on hand to supply anticipated requirements at Asbury for 40 days.
      The Riverton Plant's fuel requirements are primarily met by coal with the remainder supplied by natural gas and oil. During 1995, a blend of approximately 68% Western coal and 32% local coal on an mmbtu basis was burned at the Plant. Under normal conditions, the Company attempts to keep approximately a 45-day supply on hand. As of December 31, 1995, the Company had coal supplies on hand at Riverton to meet anticipated requirements for 53 days.
      The Company has a long-term contract, expiring in 2004, with a subsidiary of Peabody Holding Company, Inc., for the supply of low sulfur Western coal to meet its requirements for such coal at the Asbury and Riverton Plants during the term of the contract. This Peabody coal is supplied from the Rochelle Mine in Campbell County, Wyoming, and is shipped from there to the Asbury Plant by rail, a distance of approximately 800 miles. The coal is delivered under a transportation contract with Western Railroad Properties, Inc., Union Pacific Railroad Company and The Kansas City Southern Railway Company. The Company owns one unit train which delivers Peabody coal to the Asbury Plant and leases rail cars on an as needed basis to supplement inventory. The Company currently has a train leased through the end of the first quarter of 1996 and has entered into an agreement to lease another train from May 1996 to May 1997. The Peabody coal is transported from Asbury to Riverton via truck. Transportation costs account for over half of the cost of the Peabody Coal. Anticipated requirements for local coal at both Plants are supplied under a coal supply agreement with the Mackie-Clemens Fuel Company which expires on December 31, 1999.
      Both units at the Empire Energy Center were converted in 1995 to burn natural gas as a primary fuel, with light oil as a backup fuel. The State Line Power Plant also burns natural gas as a primary fuel, with light oil as a backup fuel. The Company attempts to maintain a supply of oil at these facilities which would support full load operation for approximately three days. Based on current fuel prices, it is expected that these facilities will continue to be operated primarily on natural gas.
      The Company has entered into a firm agreement with Williams Natural Gas Company for the transportation of natural gas to the Empire Energy Center, the State Line Power Plant or the Riverton Plant, as elected by the Company. The effective date of the agreement will be the earlier of June 1, 1997, or the date of initial delivery under the agreement. As of December 31, 1995, no such initial delivery had occurred. The Company also has the right under the agreement to purchase a portion of the pipeline from Williams Natural Gas Company prior to June 1, 1997, in which event, the agreement would be terminated. The Company expects that its remaining gas transportation requirements, as well as the majority of its gas supply requirements, will be met by spot purchases.

      Unit No.1 at the Iatan Plant is a coal-fired generating unit which is jointly-owned by Kansas City Power & Light ("KCPL") (70%), St. Joseph Light & Power Company ("SJLP") (18%) and the Company (12%). Low sulfur Western coal in quantities sufficient to meet substantially all of Iatan's requirements is supplied under a long-term contract expiring on December 31, 2003, between the joint owners and the Arco Coal Company, a division of the Atlantic Richfield Company. The coal is transported by rail under a contract expiring on December 31, 2000, with Burlington Northern, Kansas City Southern Railway Company and the MO-KAN-TEX railroads. The remainder of Iatan Unit No. 1's requirements for coal are met with spot purchases.
      The following table sets forth a comparison of the cost, including transportation costs, per million btu of various types of fuels used in the Company's facilities:

                                  1995     1994     1993
            Coal - Iatan          $0.822   $0.888   $0.940
            Coal - Asbury          1.061    1.040    1.017
            Coal - Riverton        1.211    1.173    1.173
            Natural Gas            1.607    1.820    2.299
            Oil                    3.338    4.006    3.560

     The Company's weighted cost of fuel burned per kilowatt-hour generated was 1.255 cents in 1995, 1.194 cents in 1994 and 1.252 cents in 1993.

Employees
     At December 31, 1995, the Company had 584 full-time employees, of whom 314 were members of Local 1474 of The International Brotherhood of Electrical Workers ("IBEW"). On December 30, 1993, the Company signed a labor agreement with the IBEW expiring on October 31, 1996. Negotiations with respect to extending or renewing the labor agreement are expected to commence sometime during the first or second quarters of 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the voluntary early retirement plan and restructuring of the Company's organizational structure which were implemented in 1995.

ELECTRIC OPERATING STATISTICS (1)
                             1995       1994      1993       1992      1991
Electric Operating
Revenues (000s):
  Residential (2)            $81,331    $71,977   $68,477    $59,645   $62,682
  Commercial (2)              58,430     54,052    50,264     45,264    43,841
  Industrial (2)              32,637     31,317    28,880     26,596    26,289
  Public authorities           3,745      3,509     3,419      3,177     3,069
  Wholesale on-system          8,360      8,173     8,038      6,837     6,745
  Miscellaneous                3,345      2,393     2,302      1,975     2,052
    Total system             187,848    171,421   161,380    143,494   144,678
  Wholesale off-system         4,000      5,391     6,244      5,997     4,938
    Total electric
     operating revenues     $191,848   $176,812  $167,624   $149,491  $149,616
Electricity generated and
 purchased (000s of Kwh):
  Steam                    2,374,021  2,495,055 2,322,749  2,307,854 2,243,083
  Hydro                       71,302     83,556   102,673     77,644    79,865
  Combustion turbine         170,479     51,358    39,532      5,048    63,387
    Total generated        2,615,802  2,629,969 2,464,954  2,390,546 2,386,335
  Purchased                1,540,816  1,394,470 1,443,410  1,119,025 1,096,056
    Total generated and
     purchased             4,156,618  4,024,439 3,908,364  3,509,571 3,482,391
Interchange (net)            (5,851)        630    11,266      2,657   (2,917)
    Total system input     4,150,767  4,025,069 3,919,630  3,512,228 3,479,474
Maximum hourly system
 demand (Kw)                 815,000    741,000   739,000    680,000   678,000
Owned capacity (end of
 period) (Kw)                737,000    656,500   657,300    657,300   657,300
Annual load factor (%)         55.15      57.32     54.88      52.77     54.02
Electric sales (000s of
 Kwh):
  Residential              1,350,340  1,264,721 1,248,482  1,068,595 1,142,752
  Commercial               1,086,894  1,018,052   950,906    850,829   826,774
  Industrial                 859,017    827,067   760,737    695,271   689,377
  Public authorities          90,543     86,463    83,239     78,050    77,068
  Wholesale on-system        243,869    234,228   232,815    220,916   227,087
    Total system           3,630,663  3,430,531 3,276,179  2,913,661 2,963,058
  Wholesale off-system       213,590    304,554   366,729    360,251   270,920
    Total electric sales   3,844,253  3,735,085 3,642,908  3,273,912 3,233,978
Company use (000s of Kwh)      9,559      9,260     9,117      8,924     9,222
Lost and unaccounted for
 (000s of Kwh)               296,955    280,724   267,605    229,392   236,274
    Total system input     4,150,767  4,025,069 3,919,630  3,512,228 3,479,474
Customers (average number
 of monthly bills rendered):
  Residential                112,605    109,032   105,079    101,943    99,916
  Commercial                  20,098     19,175    18,447     17,796    17,276
  Industrial                     339        318       283        267       264
  Public authorities           1,637      1,558     1,517      1,467     1,427
  Wholesale on-system              7          7         7          7         7
    Total system             134,686    130,090   125,333    121,480   118,890
  Wholesale off-system             6          6         5          5         4
    Total                    134,692    130,096   125,338    121,485   118,894
Average annual sales per
 residential customer (Kwh)   11,992     11,600    11,881     10,482    11,437
Average annual revenue per
 residential customer        $722.27    $660.14   $651.67    $585.08   $627.34
Average residential
 revenue per Kwh             $0.0602    $0.0569   $0.0548    $0.0558   $0.0549
Average commercial revenue
 per Kwh                     $0.0538    $0.0531   $0.0529    $0.0532   $0.0530
Average industrial revenue
 per Kwh                     $0.0380    $0.0379   $0.0380    $0.0383   $0.0381

<footnote>
(1) See Item 6 - Selected Financial Data for additional financial information regarding the Company.
(2) In connection with the Missouri electric rate proceeding described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's rate structure was changed in 1994 to more accurately reflect the cost of providing service, resulting in a greater rate increase for residential customers than for commercial and industrial customers.

Executive Officers and Other Officers of the Registrant
      The names of the officers of the Company, their ages and years of service with the Company as of December 31, 1995, positions held and effective date of such positions are presented below. Each of the executive officers of the Company has held executive officer or management positions within the Company for at least the last five years.

           Age at                                          With the  Officer
  Name    12/31/95        Positions with the Company        Company   since
                                                             since
R.L.         63     President (1982), Director (1978)        1955     1974
Lamb
M.W.         51     Executive  Vice President - Commercial   1967     1982
McKinney             Operations  (1995),  Executive   Vice
                     President  (1994), Vice  President  -
                     Customer  Services  (1982),  Director
                     (1991)
V.E.         54     Vice   President   -   Energy   Supply   1962     1975
Brill                (1995),   Vice  President  -  Finance
                     (1983), Director (1989)
R.B.         55     Vice  President - Finance (1995), Vice   1972     1984
Fancher              President   -   Corporate    Services
                     (1984)
C.A.         51     Vice   President  -  General  Services   1980     1995
Stark                (1995),    Director   of    Corporate
                     Planning (1988)
D.W.         49     Director  of  Financial  Services  and   1979     1991
Gibson               Assistant Secretary (1991),  Director
                     of     Financial    and    Regulatory
                     Accounting Services (1987)
G.A.         44     Controller   and  Assistant  Treasurer   1978     1983
Knapp                (1983)
J.S.         43     Secretary-Treasurer            (1995),   1994     1995
Watson               Accounting Staff Specialist (1994)

Regulation
      General. The Company, as a public utility, is subject to the jurisdiction of the Missouri Public Service Commission ("Missouri
Commission"), the State Corporation Commission of the State of Kansas ("Kansas Commission"), the Corporation Commission of Oklahoma ("Oklahoma Commission") and the Arkansas Public Service Commission ("Arkansas Commission") with respect to services and facilities, rates and charges, accounting, valuation of property, depreciation and various other matters. Each such Commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. Because the Company is a Kansas corporation, the Kansas Commission also has jurisdiction over the issuance of securities by the Company. The Company's transmission and sale at wholesale of electric energy in interstate commerce and its facilities are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale; the sale, lease or other disposition of such facilities and accounting matters.
      The Company's Ozark Beach Hydroelectric Plant is operated under a license from FERC. See Item 2, "Properties - Electric Facilities." The Company is disputing a Headwater Benefits Determination Report it received from FERC on September 9, 1991. The report calculates an assessment to the Company for headwater benefits received at the Ozark Beach Hydroelectric Plant for the period 1973 through 1990 in the amount of $705,724, and calculates an annual assessment thereafter of $42,914 for the years 1991 through 2011. The Company believes that the methodology used in making the assessment was incorrect and is contesting the determination. As of December 31, 1995, FERC had not responded to the comments filed by the Company on July 31, 1992.
      During 1995, approximately 94% of the Company's electric operating revenues were received from retail customers. Approximately 87%, 7%, 3% and 3% of such retail revenues were derived from sales in Missouri, Kansas, Oklahoma and Arkansas, respectively. Sales subject to FERC jurisdiction represented approximately 6% of the Company's electric operating revenues during 1995.
      Rates. See Item 7 for information concerning recent electric rate proceedings.
      Fuel Adjustment Clauses. Fuel adjustment clauses permit changes in fuel costs to be passed along to customers without the need for a rate proceeding. Fuel adjustment clauses are not permitted under Missouri law. Pursuant to an agreement with the Kansas Commission, entered into in connection with a 1989 rate proceeding, a fuel adjustment clause is not applicable to the Company's retail electric sales in Kansas. Automatic fuel adjustment clauses are presently applicable to retail electric sales in Arkansas, Oklahoma and system wholesale kilowatt-hour sales under FERC jurisdiction. Significant increases in fuel costs may be recovered in Missouri and Kansas only through rate filings made with the appropriate Commissions.

Environmental Matters
      The Company is subject to various federal, state, and local laws and regulations with respect to environmental matters. Items regulated include: air, hazardous waste, asbestos, PCBs and solid waste. The Company believes that its operations are in compliance with present laws and regulations.
      The 1990 Amendments to the Clean Air Act ("1990 Amendments") affect the Asbury, Riverton and Iatan Power Plants. The Asbury and Iatan Plants are Phase I facilities that became affected units on January 1, 1995. The Riverton Plant is classified as a Phase II facility and will become an affected unit on January 1, 2000.
      Under the 1990 Amendments, the amount of sulfur dioxide an affected unit can emit is regulated. Each affected unit has been awarded a specific number of emission allowances, each of which allows the holder to emit one ton of sulfur dioxide. Utilities covered by the 1990 Amendments must have emission allowances equal to the number of tons of sulfur dioxide emitted during a given year by each of their affected units. Allowances may be traded between plants, utilities or "banked" for future use. A market for the trading of emission allowances exists on the Chicago Board of Trade.
The  Environmental  Protection  Agency  (the  "EPA"),   is
withholding annually a percentage of the emission allowances awarded to each affected unit and selling those emission allowances through a direct auction. The Company receives compensation from the EPA for the allowances so withheld.
      In 1995, the Asbury Plant used approximately half of its available emission allowances. In the year 2000, the number of emission allowances that the Asbury Plant will receive each year is expected to decline by approximately one-half (before EPA withholding) and the Company anticipates based on current operations that the Plant will use slightly more allowances than the number available each year.
       Because  of  above  normal  generation,  Iatan  Unit  No.   1   used
approximately 130% of its available emission allowances in 1995. The Company made up its 12% share of the shortfall by transferring emission allowances from the Asbury Plant. It is not expected that the number of emission allowances awarded to Iatan Unit No. 1 will change materially in the year 2000.
      The Riverton Plant's level of emissions will require significantly more allowances than the number awarded to the Plant when the facility
becomes  an affected unit under the 1990 Amendments in the year 2000.   The
Company is evaluating various methods to achieve compliance with the  Phase
II requirements applicable to the Riverton Plant. These include using sulfur dioxide allowances from the Company's other plants, purchasing allowances from other sources, modifying certain equipment to permit the use of greater percentages of low sulfur coal, increasing the use of natural gas as a fuel at the Plant and purchasing additional power. As a result, the cost of achieving such compliance cannot be estimated at this time.
      The 1990 Amendments also contain limits on the rate of nitrogen oxide ("NOx") the Company's Iatan and Riverton Plants may emit. As currently operated, the Iatan Plant is in compliance with the NOx limits applicable to it under the 1990 Amendments. The Riverton Plant's current operation would not permit such compliance. The Company is reviewing several options to enable that facility to meet such limits. NOx limits have also been proposed for units similar to the Company's Asbury Plant. No assurance can be given that that Plant will meet any such limits if adopted. In addition, the 1990 Amendments require the EPA to complete additional studies on several issues such as low NOx burners and all air toxics, including hazardous air pollutants. Depending on the outcome of these studies, the Company could have additional compliance issues to address.
      The Company operates under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line facilities are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required. Renewal of the Iatan and Riverton Power Plant permits will take place in 1996.
      The current temporary storage of ash resulting from the burning of coal at the Company's power plants is in compliance with applicable regulations. In anticipation of permanent ash storage regulations, an ash management study will be conducted in 1996 for the Company's Asbury and Riverton Plants where ash ponds are currently operated.
      Under Title 5 of the 1990 Amendments, the Company must obtain site operating permits for each of its plants from state authorities in the state in which each plant is located. These permits, which are valid for five years, regulate the plant site's total emissions, including emissions from stacks, individual pieces of equipment, road dust, coal dust and steam leaks. The Company anticipates submitting applications for these permits in late 1996 and early 1997 in accordance with the 1990 Amendments.

Conditions Respecting Financing
      The Company's Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the "Mortgage"), and its Restated Articles of Incorporation (the "Restated Articles"), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The Mortgage generally permits the issuance of additional bonds only if net earnings (as defined) for a specified twelve-month period are at least twice the annual interest requirements on all bonds at the time outstanding, including the additional issue and all indebtedness of prior rank. Under this test, on December 31, 1995, the Company could have issued under the Mortgage approximately $109.0 million principal amount of additional bonds (at an assumed interest rate of 8.0%). In addition to the interest coverage requirement, the Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 1995, the Company had retired bonds and net property additions which would enable the issuance of at least $81.3 million principal amount of bonds.
     Under the Restated Articles, (a) additional cumulative preferred stock may be issued only if net income of the Company available for interest and dividends (as defined) for a specified twelve-month period is at least 1-1/2 times the sum of the annual interest requirements on all indebtedness and the annual dividend requirements on all cumulative preferred stock, to be outstanding immediately after the issuance of such additional shares, and (b) the amount of unsecured indebtedness outstanding may not exceed 20% of the sum of the outstanding secured indebtedness plus the capital and surplus of the Company. Under these restrictions, based on the twelve months ended December 31, 1995, the Company could issue shares of cumulative preferred stock with an aggregate par value of approximately $86.3 million (8-1/8% dividend rate assumed) and at December 31, 1995, the Company could incur maximum unsecured indebtedness of approximately $84.1 million .


ITEM 2. PROPERTIES

Electric Facilities
      At December 31, 1995, the Company owned generating facilities (including its interest in Iatan Unit No. 1) with an aggregate generating capacity of 737 megawatts.
      The principal electric generating plant of the Company is the Asbury Plant with 211 megawatts of generating capacity. The Plant, located near Asbury, Missouri, is a coal-fired generating station with two steam turbine generating units. The Plant presently accounts for approximately 29% of the Company's owned generating capacity and in 1995 accounted for approximately 50% of the energy generated by the Company and 32% of the total energy sold by the Company. Routine plant maintenance, during which the entire Plant is taken out of service, is scheduled twice each year, normally for approximately three weeks in the spring and one week in the fall. Every fifth year the spring outage is scheduled to be extended to a total of six weeks to permit inspection of the Unit No. 1 turbine. The next such extended outage will occur in 1996. When the Plant is out of service, the Company typically experiences increased purchased power and fuel costs associated with replacement energy.
      The Company's generating plant located at Riverton, Kansas, has two steam-electric generating units with an aggregate generating capacity of 92 megawatts and three gas-fired combustion turbine units with an aggregate generating capacity of 44 megawatts. The steam-electric generating units burn coal as a primary fuel and have the capability of burning natural gas. During 1995 a 20 megawatt steam-electric unit was retired.

      The Company owns a 12% undivided interest in the 670 megawatt coal-fired Unit No. 1 at the Iatan Generating Station located 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. The Company is entitled to 12% of the unit's available capacity and is obligated to pay for that percentage of the operating costs of the Unit. KCPL and SJLP own 70% and 18%, respectively, of the Unit. KCPL operates the unit for the joint owners. See
Note 9 of "Notes to Financial Statements" under Item 8.
      The Company also has two combustion turbine peaking units at the Empire Energy Center in Jasper County, Missouri, with an aggregate generating capacity of 193 megawatts. During 1995 the Company converted these peaking units to operate on natural gas as well as oil as a source of fuel. Based on current fuel prices, it is expected that these units will be operated primarily on natural gas.
     The Company's State Line Power Plant, which is located west of Joplin, Missouri, currently consists of one 101 megawatt combustion turbine unit. This unit, which was placed in service in mid-1995, burns natural gas as a primary fuel and has the capability of burning oil. The Company is constructing a second 101 megawatt combustion turbine unit at this site which is scheduled to be placed in service in mid-1997.
      The Company's hydroelectric generating plant, located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts, subject to river flow. The Company has a long-term license from FERC to operate this plant which forms Lake Taneycomo in Southwestern Missouri.
      During 1995, certain of the Company's generating units were re-rated, resulting in changes in previously reported capacities.
      At December 31, 1995, the Company's transmission system consisted of approximately 22 miles of 345 kV lines, 397 miles of 161 kV lines, 740 miles of 69 kV lines and 82 miles of 34.5 kV lines. Its distribution system consisted of approximately 5,787 miles of line.
      The electric generation stations owned by the Company are located on land owned in fee. The Company owns a 3% undivided interest as tenant in common with KCPL and SJLP in the land for the Iatan Generating Station. Substantially all the electric transmission and distribution facilities of the Company are located either (1) on property leased or owned in fee; (2) over streets, alleys, highways and other public places, under franchises or other rights; or (3) over private property by virtue of easements obtained from the record holders of title. Substantially all property, plant and equipment of the Company are subject to the Mortgage.

Water Facilities
      The Company also owns and operates water pumping facilities and distribution systems consisting of a total of approximately 71 miles of water mains in three communities in Missouri.


ITEM 3. LEGAL PROCEEDINGS

      No legal proceedings required to be disclosed by this Item are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's common stock is listed on the New York Stock Exchange. On March 1, 1996, there were 10,707 record holders of its common stock. The high and low sales prices for its common stock reported in The Wall Street Journal as New York Stock Exchange composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter of 1995 and 1994 were as follows:

                         Price of Common Stock        Dividends Paid
                         1995             1994           Per Share
                     High     Low     High    Low       1995    1994
First Quarter       $17-5/8     $16  $20-1/2 $18-5/8    $0.32   $0.32
Second Quarter           18      16       20  16-1/8     0.32    0.32
Third Quarter        18-5/8  16-7/8   17-1/2  16-1/4     0.32    0.32
Fourth Quarter       19-3/4  17-1/2       17      15     0.32    0.32

      Holders of the Company's common stock are entitled to dividends if, as, and when declared by the Board of Directors of the Company, out of funds legally available therefor, subject to the prior rights of holders of the Company's outstanding cumulative preferred stock and any preference stock.
      The Mortgage and the Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that the Company may not declare or pay any dividends (other than dividends payable in shares of its common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, its common stock if the cumulative aggregate amount thereof after August 31, 1944, (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to the rights and liabilities of the Company by a merger or consolidation. As of December 31, 1995, said dividend restriction did not affect any of the retained earnings of the Company.
      The Company's Dividend Reinvestment and Stock Purchase Plan (the "Reinvestment Plan") allows common and preferred stockholders to reinvest dividends of the Company into newly issued shares of the Company's common stock at 95% of a market price average calculated pursuant to the Reinvestment Plan. Stockholders may also purchase, for cash and within specified limits, additional stock at 100% of such market price average. The Company may elect to make shares purchased in the open market rather than newly issued shares available for purchase under the Reinvestment Plan. If the Company so elects, the purchase price to be paid by Reinvestment Plan participants will be 100% of the cost to the Company of such shares. Participants in the Reinvestment Plan do not pay commissions or service charges in connection with purchases under the Reinvestment Plan.
      The Company has a shareholders rights plan under which each of its common stockholders has one-half a Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group ("Acquiring Person")), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. See Note 4 of "Notes to Financial Statements" under Item 8 for further information.
      The By-laws of the Company provide that K.S.A. Sections 17-1286 through 17-1298, the Kansas Control Share Acquisitions Act, will not apply to control share acquisitions of the Company's capital stock.
      See Note 3 of "Notes to Financial Statements" under Item 8 for additional information regarding the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

                            1995        1994        1993        1992        1991
Operating revenues         $192,838    $177,757    $168,439    $150,302    $150,442
Operating income            $33,151     $32,005     $29,291     $30,090     $31,761
Total allowance for
 funds used during
 construction                $2,239      $1,715        $229        $119        $275
Net income               $19,798(1)     $19,683     $15,936     $16,905     $18,768
Earnings applicable to
 common stock            $17,381(1)     $18,120     $15,551     $16,513     $18,328
Weighted average number
 of common
 shares outstanding (2)  14,730,902  13,734,231  13,415,539  13,119,515  12,812,166
Earnings per share of
 common stock (2)          $1.18(1)       $1.32       $1.16       $1.26       $1.43
Cash dividends per
 common share (2)             $1.28       $1.28       $1.28       $1.26       $1.22
Common dividends paid
 as a percentage of
 earnings applicable
 to common stock             108.9%       97.0%      110.4%       99.9%       85.3%
Allowance for funds
 used during construction
  as a percentage of
  earnings applicable to
  common stock                12.9%        9.5%        1.5%        0.7%        1.5%
Book value per common
 share outstanding
  at end of year (2)         $12.67      $12.42      $12.33      $12.26      $12.06
Capitalization:
  Common equity            $193,137    $173,780    $167,861    $163,293    $156,910
  Preferred stock
   without mandatory
   redemption
   provisions               $32,902     $32,902      $7,902      $7,902      $7,902
  Preferred stock with
   mandatory
   redemption provisions         $-          $-          $-          $-        $200
  First mortgage bonds     $194,705    $184,977    $165,227    $143,619    $142,214
Ratio of earnings to           2.90        3.16        2.73        2.91        3.13
 fixed charges
Ratio of earnings to
 combined fixed charges
 and preferred stock
 dividend requirements         2.36        2.70        2.63        2.80        2.99
Total assets               $557,368    $520,213    $463,617    $406,731    $387,363
Utility plant in
 service at original
 cost                      $682,609    $611,360    $576,083    $543,323    $515,119
Utility plant
 expenditures during the
 year                       $49,217     $71,649     $42,648     $29,500     $21,991

<FOOTNOTE>
(1) Reflects a pre-tax charge of $4,583,000 for certain one-time costs associated with the Company's voluntary early retirement program.
(2) Amounts shown for 1991 have been restated to reflect the two-for-one stock split effective January 29, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Revenues and Kilowatt-Hour Sales
      Of the Company's total electric operating revenues during 1995, approximately 42% were from residential customers, 30% from commercial, 17% from industrial and 4% from wholesale on-system customers. The remainder of such revenues was derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                   Kwh Sales     Revenues
                                  1995   1994   1995   1994
             Residential          6.8%   1.3%  13.0%   5.1%
             Commercial           6.8    7.1    8.1    7.5
             Industrial           3.9    8.7    4.2    8.4
             Wholesale On-System  4.1    0.6    2.3    1.7

     Residential Kwh sales and revenue increased during 1995, due primarily to the effect of significantly warmer summer temperatures experienced during 1995 compared to the mild summer weather in 1994. A return to more normal winter temperatures during December 1995, after extremely mild weather experienced during December 1994, also contributed to increased residential sales and revenue during the year. An increase of 3.3% in the average number of residential customers served compared to the year-ago period further contributed to the increased sales and revenues experienced during 1995. Residential revenues were also positively affected by the 1994 Missouri rate case described below.
      Commercial Kwh sales and revenue increased during 1995 reflecting primarily warmer than normal summer temperatures, a return to normal winter temperatures during December 1995, and an increase of 4.8% in the average number of commercial customers. During 1995, both commercial and industrial Kwh sales and related revenues were positively impacted by continuing increases in business activity throughout the Company's service territory. Commercial and industrial revenues were also positively affected by the 1994 Missouri rate case discussed below.
      The Company's residential, commercial and industrial revenues all increased by a greater percentage than the increase in Kwh sales would indicate due mainly to the effect of electric rate increases. In addition, a restructuring of the Company's rates in connection with the 1994 Missouri electric rate case resulted in a greater overall rate increase for the Company's residential customers than for its commercial and industrial customers, and in the shifting of revenue from winter billing periods to summer billing periods.
     On-system wholesale Kwh sales were up during 1995 due primarily to the weather conditions discussed above. Revenues associated with these Kwh sales increased at a lower relative amount due to the operation of the fuel adjustment clause applicable to such FERC regulated sales.
      Kwh sales to, and related revenues from, the Company's residential customers were up during 1994, due primarily to an increase in the average number of customers served. The level of customer growth more than offset the effect of mild summer weather experienced during 1994. Commercial and industrial Kwh sales and revenue for that year were positively impacted by continuing increases in business activity throughout the Company's service territory, particularly in the Branson, Missouri area. Revenues from on-system wholesale Kwh sales were up slightly during 1994 due primarily to the operation of the FERC fuel adjustment clause.

      The following table sets forth information regarding electric rate increases affecting the revenue comparisons discussed above:

                                                               Percent
                  Date      Increase      Date      Increase   Increase
Jurisdiction   Requested   Requested   Effective    Granted    Granted
Missouri        03-17-95   $8,543,910   11-15-95   $1,400,000    0.9%
Missouri        12-01-93    7,968,879   08-15-94    7,350,000    5.2
Oklahoma        08-12-94      563,387   10-21-94      399,370    6.9
Kansas          03-16-94      717,529   09-12-94      512,000    4.6

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

Off-System Transactions
      In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During 1995, income from such off-system transactions exceeded related expenses by approximately $1.8 million, compared with approximately $1.4 million during both 1994 and 1993. The increase in income from off-system transactions during 1995 was due primarily to an increase in revenue from transmission service transactions through the Western Systems Power Pool.

Operating Revenue Deductions
      During 1995, total operating and maintenance expenses increased approximately $12.1 million (11.4%) ($7.5 million, or 7.1%, exclusive of the one-time charge discussed below relating to the Company's voluntary early retirement program) compared to 1994 levels. Total fuel costs were up approximately $1.5 million (5.0%) during 1995 compared to the prior year. During 1995, the Company substantially increased its generation from its higher-cost, gas-fired combustion turbine units following completion of the conversion of the Company's Energy Center to utilize gas as a primary fuel, as well as the commercial availability of the Company's new State Line Power Plant. Partially offsetting such increases were more favorable prices experienced by the Company during 1995 for both natural gas and Iatan coal.
     Purchased power costs were up approximately $1.5 million (4.3%) during 1995. The Company supplements its own generating capacity with purchases of capacity and energy from neighboring utilities in order to meet the demands of its customers and the capacity margins applicable to it under the MOKAN Power Pool agreement. During 1995, such purchases were higher due to increased customer demand.
      Other operating expenses increased approximately $7.1 million (23.1%) during 1995 compared to 1994 levels, due primarily to higher general and administrative costs. During the third quarter of 1995, the Company incurred a one-time pre-tax charge of approximately $4.6 million related to the implementation and acceptance by qualifying employees of an enhanced voluntary early retirement program. Costs associated with the proceedings relating to the proposed purchase of energy from Ahlstrom Development Corporation and the Competitive Positioning Process ("CPP") (other than the voluntary early retirement program), discussed further under "Competition" below, totaled approximately $2.0 million during the year. The remainder of the increase in other operating expenses was due to additional costs related to implementation of FAS 106, increased work on the Company's distribution system and increased customer accounts expenses.

      Maintenance and repair expense increased approximately $2.0 million (18.6%) during 1995 compared to prior year levels, due primarily to increased maintenance performed on the Company's Riverton and Asbury generating units as well as increased maintenance on the Company's distribution system resulting in part from the system's growing size. In addition, the Company's Riverton Unit No. 7 underwent an extended outage to remove cracks in the turbine rotor shaft during the second quarter of 1995. The total cost of the repair and the related inspection was approximately $0.4 million. Further, more maintenance was performed during the scheduled spring maintenance outage at the Company's Asbury Plant during the second quarter of 1995 than was performed during the 1994 spring outage.
      Depreciation and amortization expense increased approximately $1.5 million (8.2%) during the year due to increased levels of plant and equipment placed in service, particularly at the Company's State Line Power Plant. Total income taxes decreased slightly during 1995 due primarily to lower taxable income during the current period. See Note 8 of "Notes to Financial Statements" for additional information regarding income taxes. Other taxes were up approximately $0.6 million (5.6%) during the year reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.
      During 1994 total operating and maintenance expenses were higher compared to 1993 levels primarily due to increased purchased power costs, which were up due to an increase of 47 megawatts in capacity purchases during the year. Fuel costs were up during 1994 compared to the prior year primarily due to increased fuel-generated Kwhs to meet greater customer demand. Fuel costs did not increase at the same rate as Kwhs generated, primarily because of a 33.3% increase in generation at the jointly-owned Iatan Plant, one of the Company's lowest-cost generating units. This increase more than offset the effects of a slight decrease in generation at the Asbury Plant and higher fuel costs incurred during increased usage of higher-cost units. Other operating and maintenance expenses were virtually level with prior year amounts. Depreciation and amortization expense increased due to the additional plant and equipment placed in service. Total income taxes increased due primarily to higher taxable income, while other taxes were up reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.

Nonoperating Items
      Total allowance for funds used during construction ("AFUDC") amounted to approximately 12.9% of earnings applicable to common stock during 1995, 9.5% during 1994 and 1.5% during 1993. The significantly increased level of AFUDC during 1995 and 1994 over prior year levels reflects a higher level of construction work in progress, particularly due to construction of the State Line Power Plant, as well as higher rates for AFUDC determined in accordance with formulas prescribed by the FERC. See Note 1 of "Notes to Financial Statements" for more discussion of AFUDC.
      Interest income increased during 1995 compared to prior year levels reflecting higher rates of interest earned on investments and the temporary investment of the proceeds from the Company's issuance of a new series of first mortgage bonds prior to the redemption of another series of first mortgage bonds. Interest charges on first mortgage bonds increased compared to the prior year due to additional issuances of the Company's First Mortgage Bonds. Other interest charges were down during the year due to decreased levels of short-term borrowing.

Competition
      Federal regulation, such as The National Energy Policy Act of 1992 (the "Energy Act") and that proposed by FERC's March 1995 Notice of Proposed Rulemaking ("NOPR") are expected to promote competition in the electric utility industry.
      The Energy Act, among other things, eases restrictions on independent power producers, delegates authority to the FERC to order wholesale wheeling and grants individual states the power to order retail wheeling. At this time, none of the states in which the Company operates has taken any such action. The rules proposed in the NOPR, if adopted, would require utilities providing transmission service under FERC jurisdiction to: establish nondiscriminatory open access transmission tariffs and make them available to all wholesale buyers and sellers; offer transmission service comparable to service they provide themselves; and take transmission service under the same tariffs offered to other buyers and sellers. The FERC has stated that it intends to allow utilities to recover their investment in transmission facilities.

      In addition, under the Public Utility Regulatory Policy Act of 1978, the Company is required to purchase energy from a qualifying facility ("QF") if the QF can sell the energy at a price equal to or less than the Company's avoided cost (as reasonably determined by the Company) of generating the energy or acquiring it elsewhere. By Report and Order issued November 8, 1995, effective November 29, 1995, the Missouri Commission dismissed a complaint by Ahlstrom Development Corporation and Cottonwood Energy Partners, L.P., (collectively "Ahlstrom") which was filed with the Missouri Commission on August 1, 1994. That complaint had requested that the Missouri Commission require the Company to purchase 160 megawatts of power from Ahlstrom's proposed Jayhawk Energy Center waste-coal project, which Ahlstrom claimed to be a QF, beginning in the year 2000. On December 7, 1995, the Kansas Corporation Commission dismissed a similar complaint filed by Ahlstrom. The Company's analysis indicated that more economical sources of power are available, such as the Western Resources agreement.
      Several factors exist which may enhance the Company's ability to compete as deregulation occurs. The Company is able to generate and purchase power relatively cheaply; during 1995, the Company's retail rates were approximately 26% less than the electric industry average. In addition, only 4% of the Company's electric operating revenues are derived from sales to on-system wholesale customers, the type of customer for which FERC is already requiring wheeling. At the same time, the Company could face increased competitive pressure as a result of its reliance on relatively large amounts of purchased power and its extensive interconnections with neighboring utilities.
     In response to the changing competitive environment that it now faces, the Company in 1995 initiated and completed the CPP, to maximize efficiency and effectiveness in providing service. As part of the CPP, the Company has redesigned its organizational structure. Further, the Company has reduced planned construction expenditures and entered into an agreement with Western Resources for purchased power to reduce the uncertainty of owning new plants. In addition, the Company implemented an enhanced voluntary early retirement program which was accepted by 49 of 52 eligible employees and resulted in a pre-tax charge of approximately $4.6 million.

Earnings
      Earnings per share of common stock were $1.18 during 1995 compared to $1.32 in 1994. Increased revenues resulting from weather conditions conducive to increased Kwh sales, continued customer growth and the rate increases received in Missouri, Kansas and Oklahoma were largely offset by increased operating expenses and the one-time charge related to the enhanced voluntary early retirement program discussed above (which reduced earnings by approximately $0.19 per share). Earnings per share also reflect increased first mortgage bond interest, resulting from greater levels of first mortgage bonds outstanding, increased preferred stock dividend requirements resulting from the Company's issuance of preferred stock in a public offering in June 1994 and the Company's issuance of 900,000 shares of common stock in April 1995.
      Earnings per share of common stock were $1.32 during 1994 compared to $1.16 in 1993. The increase in earnings reflects rate increases received in Missouri, Kansas and Oklahoma combined with the effect of continued customer growth. These increases were offset in part by increased fuel and purchased power costs, and by increased preferred stock dividend requirements resulting from the Company's issuance of preferred stock in a public offering in June 1994.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled approximately $50.8 million, $71.6 million, and $44.4 million in 1995, 1994 and 1993, respectively. Approximately $8.1 million of construction expenditures during 1995 were related to the construction of Unit No. 1 at the State Line Power Plant, which was placed in service on May 30, 1995. Initial expenditures for the construction of a second 101 megawatt combustion turbine unit at that site totaled approximately $3.5 million during 1995. Unit No. 2 is scheduled for completion in mid-1997, at a total projected cost of approximately $28 million. Additions to the Company's transmission and distribution systems to meet projected increases in customer demand constituted the majority of the remainder of construction expenditures during 1995. Approximately one-half of construction expenditures and other funds requirements for 1995 were satisfied internally from operations; the remainder was provided from public offerings of the Company's Common Stock and First Mortgage Bonds, the issuance of commercial paper, and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.
      The Company estimates that its construction expenditures will total approximately $60.7 million in 1996, $44.6 million in 1997 and $36.7 million in 1998. Of these amounts, the Company anticipates that it will spend $21.7 million, $23.9 million and $23.7 million in 1996, 1997 and 1998, respectively, for additions to the Company's distribution system to meet projected increases in customer demand. Also included are expenditures of $15.7 million and $5.9 million anticipated in 1996 and 1997, respectively, for new generating facilities.
      The Company estimates that internally generated funds will provide approximately one-half of the funds required between 1996 and 1998 for estimated construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated funds. Subject to market and other conditions, the Company currently plans to issue common stock during the second quarter of 1996 and may issue First Mortgage Bonds later in the year. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. See
Note 5 of "Notes to Financial Statements" regarding the Company's line of credit.
      At December 31, 1995, the Company's ratings for its first mortgage bonds, preferred stock and commercial paper were as follows:

                                      Phoenix                  Standard &
                                   Duff & Phelps   Moody's       Poor's
       First Mortgage Bonds             A+          A2           A-
       Preferred Stock                  A           a3           BBB+
       Commercial Paper                 D-1         P-1          A-2

      On December 1, 1995, Moody's Investors Service reduced its ratings of the Company's First Mortgage Bonds and preferred stock. According to Moody's, the downgrade reflected the Company's reduction in financial flexibility resulting from its ongoing substantial construction program and the Missouri Commission's recent electric rate case ruling.
      The Company currently has on file with the Securities and Exchange Commission ("SEC") a shelf registration statement under which it may sell up to an additional $25 million aggregate principal amount of first mortgage bonds and/or par value of cumulative preferred stock from time to time, each in one or more series. The Company also has on file with the SEC a shelf registration statement covering the sale to the public, from time to time, of up to an additional 900,000 shares of its common stock.
      On April 27, 1995, the Company sold to the public in separate underwritten offerings $10 million aggregate principal amount of its First Mortgage Bonds, 7.60% Series due 2005, and 900,000 shares of its common stock. The combined net proceeds of both offerings of approximately $25 million were added to the Company's general funds and used to repay short-term indebtedness or for expenses incurred in connection with its construction program.
      On June 7, 1995, the Company sold to the public in an underwritten offering $30 million aggregate principal amount of its First Mortgage Bonds, 7-3/4% Series due 2025, the proceeds of which were added to the Company's general funds and used to redeem on July 3, 1995, its First Mortgage Bonds, 9% Series due 2019 ($30 million aggregate principal amount) at a redemption price of 105.00% of the principal amount thereof plus accrued interest to July 3, 1995. See Note 5 of "Notes to Financial Statements" for additional information regarding the Company's long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                     REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of The Empire District Electric Company



In our opinion, the accompanying balance sheet and the related statements of income, common stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Empire District Electric Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

St. Louis, Missouri
January 18, 1996

Balance Sheet

                                               December 31,

                                            1995          1994
Assets
 Utility plant, at original cost:
  Electric                              $677,583,831  $606,519,616
  Water                                    5,073,019     4,863,228
  Construction work in progress           16,303,408    45,317,772
                                         698,960,258   656,700,616
  Accumulated depreciation               223,268,355   210,858,722

                                         475,691,903   445,841,894

 Current assets:
  Cash and cash equivalents                3,816,776     3,362,653
  Accounts receivable - trade, net        12,512,800    10,653,580
  Accrued unbilled revenues                6,579,858     5,041,575
  Accounts receivable - other              1,745,999     2,878,122
  Fuel, materials and supplies            14,511,898    12,970,376
  Prepaid expenses                           682,413       708,253
                                          39,849,744    35,614,559
 Deferred charges:
  Regulatory asset                        25,589,864    23,657,498
  Unamortized debt expenses               14,546,428    13,166,603
  Other                                    1,690,334     1,932,798
                                          41,826,626    38,756,899
    Total Assets                        $557,368,273  $520,213,352


Capitalization and Liabilities
 Common stock, $1 par value,
  15,215,933 and 13,941,531
  shares issued and outstanding,
  respectively                           $15,215,933   $13,941,531
 Capital in excess of par value          125,690,842   106,055,389
 Retained earnings                        52,230,584    53,783,342
    Total common stockholders' equity    193,137,359   173,780,262
 Preferred stock                          32,901,800    32,901,800
 Long-term debt                          194,704,814   184,976,950

                                         420,743,973   391,659,012
 Current liabilities:
  Accounts payable and accrued
   liabilities                            14,308,497    11,459,243
  Commercial paper                        14,000,000    16,000,000
  Customer deposits                        2,516,903     2,385,182
  Interest accrued                         3,354,668     3,413,850
  Taxes accrued, including income
   taxes                                   1,486,304     1,557,744
                                          35,666,372    34,816,019

 Commitments and Contingencies (Note 10)

 Noncurrent liabilities and deferred
  credits:
  Regulatory liability                    19,680,363    20,683,409
  Deferred income taxes                   60,495,301    56,229,391
  Unamortized investment tax credits      10,141,000    10,741,000
  Postretirement benefits other than
   pensions                                4,343,938     4,083,626
  Other                                    6,297,326     2,000,895
                                         100,957,928    93,738,321
    Total Capitalization and
      Liabilities                       $557,368,273  $520,213,352

<FOOTNOTE>
              See accompanying Notes to Financial Statements.

Statement of Income


                                          Year Ended December 31,
                                      1995          1994          1993

Operating revenues:
 Electric                         $191,847,760  $176,811,882  $167,624,489
 Water                                 990,300       945,077       814,435

                                   192,838,060   177,756,959   168,438,924

Operating revenue deductions:
 Operating expenses:
  Fuel                              31,925,193    30,401,171    29,579,342
  Purchased power                   36,116,177    34,610,643    33,451,206
  Other                             33,201,879    30,702,085    30,710,926
  Voluntary early retirement
    program                          4,583,188             -             -

                                   105,826,437    95,713,899    93,741,474

 Maintenance and repairs            12,785,489    10,784,130    10,632,335
 Depreciation and amortization      19,850,699    18,339,180    17,407,978
 Provision for income taxes         10,420,000    10,679,000     7,666,000
 Other taxes                        10,804,852    10,236,194     9,700,408

                                   159,687,477   145,752,403   139,148,195

Operating income                    33,150,583    32,004,556    29,290,729

Other income and deductions:
 Allowance for equity funds used
  during construction                1,069,779       730,359             -
 Interest income                       251,492        91,685       101,111
 Other - net                          (200,950)     (220,578)     (267,274)

                                     1,120,321       601,466     (166,163)

Income before interest charges      34,270,904    32,606,022    29,124,566

Interest charges:
 Long-term debt                     14,858,664    12,956,643    12,907,344
 Allowance for borrowed funds
  used during construction          (1,168,806)     (984,546)     (229,028)
 Other                                 783,220       950,826       510,266

                                    14,473,078    12,922,923    13,188,582

Net income                          19,797,826    19,683,099    15,935,984

Preferred stock dividend
 requirements                        2,416,340     1,563,028       385,090

Net income applicable to common
 stock                             $17,381,486   $18,120,071   $15,550,894

Weighted average number of
 common shares outstanding          14,730,902    13,734,231    13,415,539

Earnings per weighted average
 share of common stock                   $1.18         $1.32         $1.16

Dividends per share of common stock      $1.28         $1.28         $1.28

<FOOTNOTE>
              See accompanying Notes to Financial Statements.

Statement of Common Stockholders' Equity


                                           Year Ended December 31,
                                       1995          1994          1993
Common stock, $1 par value:
 Balance, beginning of year         $13,941,531   $13,571,186   $13,284,980
 Stock issued through:
  Public offering                       900,000             -             -
  Dividend reinvestment and stock
  purchase plan                         273,168       290,342       220,084
  Employee benefit plans                101,234        80,003        66,122

   Balance, end of year             $15,215,933   $13,941,531   $13,571,186

Capital in excess of par value:
 Balance, beginning of year        $106,055,389  $101,223,637   $95,325,910
 Excess of net proceeds over par
  value of stock issued:
  Public offering                    14,625,000
  Stock plans                         5,957,370     5,687,298     5,823,913
 Expenses related to common stock
  issuance                             (788,287)            -             -
 Expenses related to preferred
  stock issuance                              -      (914,902)            -
 Installments received on common
  stock/stock                          (158,630)       59,356        73,814
  purchase, net

   Balance, end of year            $125,690,842  $106,055,389  $101,223,637

Retained earnings:
 Balance, beginning of year         $53,783,342   $53,066,108   $54,682,098
 Net income                          19,797,826    19,683,099    15,935,984

                                     73,581,168    72,749,207    70,618,082
Less dividends paid:
 8-1/8% preferred stock               2,031,250     1,008,667             -
 5% preferred stock                     195,090       195,090       195,090
 4-3/4% preferred stock                 190,000       190,000       190,000
 Common stock                        18,934,244    17,572,108    17,166,884

                                     21,350,584    18,965,865    17,551,974

   Balance, end of year             $52,230,584   $53,783,342   $53,066,108

<FOOTNOTE>
              See accompanying Notes to Financial Statements.

Statement of Cash Flows

                                           Year Ended December 31,
                                       1995          1994          1993
Operating activities
Net income                          $19,797,826   $19,683,099   $15,935,984
Adjustments to reconcile net
 income to cash flows:
 Depreciation and amortization       20,968,734    19,336,048    18,247,883
 Loss on early retirement program     4,583,188             -             -
 Deferred income taxes, net             990,000     1,440,000     4,050,000
 Investment tax credit, net            (600,000)     (606,000)     (610,000)
 Allowance for equity funds used
  during construction                (1,069,779)     (730,359)            -
 Issuance of common stock for
  401(k) plan                           680,891       661,937       636,842
 Other                                  142,902     1,252,201     2,189,668
 Cash flows impacted by changes
  in:
  Accounts receivable and accrued
   unbilled revenues                 (2,265,380)     (377,527)   (2,314,867)
  Fuel, materials and supplies       (1,541,522)   (1,342,855)     (445,048)
  Prepaid expenses and deferred
   charges                            1,427,622      (870,280)   (5,571,943)
  Accounts payable and accrued
   liabilities                        2,849,254     (295,626)     4,162,234
  Customer deposits, interest and
   taxes accrued                          1,099     1,548,822    (1,003,744)
  Other liabilities and other
   deferred credits                    (201,364)      310,717        40,053

   Net cash provided by operating
    activities                       45,763,471    40,010,177    35,317,062

Investing activities
 Construction expenditures          (50,818,744)  (71,621,134)  (44,360,120)
 Allowance for equity funds used
  during construction                 1,069,779       730,359             -

   Net cash used in investing
    activities                      (49,748,965)  (70,890,775)  (44,360,120)

Financing activities
 Proceeds from issuance of first
  mortgage bonds                     40,000,000    20,000,000    94,295,350
 Proceeds from issuance of
  preferred stock                             -    25,000,000             -
 Proceeds from issuance of common
  stock                              20,228,964     4,540,159     5,547,091
 Dividends                          (21,350,584)  (18,965,865)  (17,551,974)
 Repayment of first mortgage
  bonds                             (30,288,000)     (134,000)  (74,050,000)
 Premium paid on extinguished
  debt                               (1,500,000)            -             -
 Net proceeds (repayments) from
  short-term borrowings              (2,000,000)    1,000,000             -
 Payment of debt issue costs           (650,763)            -             -

   Net cash provided by financing
    activities                        4,439,617    31,440,294     8,240,467

Net increase (decrease) in cash
 and cash equivalents                   454,123       559,696      (802,591)

Cash and cash equivalents,
 beginning of year                    3,362,653     2,802,957     3,605,548

Cash and cash equivalents, end of
 year                                $3,816,776    $3,362,653    $2,802,957

<FOOTNOTE>
Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Interest paid was $14,832,000, $12,766,000 and $13,303,000 for the years ended December
31, 1995, 1994 and 1993, respectively. Income taxes paid were $10,289,000, $8,763,000 and $5,293,000, for the years ended December 31, 1995, 1994 and
1993, respectively.

              See accompanying Notes to Financial Statements.

1.   Summary of Accounting Policies
     The Company is subject to regulations of the Missouri Public Service Commission (MoPSC), the State Corporation Commission of the State of Kansas, the Corporation Commission of Oklahoma, the Arkansas Public Service Commission and the Federal Energy Regulatory Commission
     (FERC). The accounting policies of the Company are in accordance with the rate-making practices of the regulatory authorities and, as such, conform to generally accepted accounting principles as applied to regulated public utilities. The Company's electric revenues in 1995 were derived as follows: residential 42%, commercial 31%, industrial 17%, wholesale 6% and other 4%. Following is a description of the Company's significant accounting policies:

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

     Depreciation
     Provisions for depreciation are computed at straight-line rates as approved by regulatory authorities. Such provisions approximated 3.1%, 3.2% and 3.2% of depreciable property for 1995, 1994 and 1993, respectively.

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

     In accordance with the methodology prescribed by FERC, the Company utilized aggregate rates of 8.6% for 1995, 7.03% for 1994 and 3.3% for 1993 (on a before-tax basis) compounded semiannually. In 1993, average short-term debt outstanding exceeded average construction work in
     progress.   Under  such  circumstances,  FERC  rules   prescribe   the
     assumption that all construction work in progress is financed by short-term debt. Accordingly, all AFUDC for 1993 was considered attributable to borrowed funds and was credited to interest expense.

     Income taxes
     Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

     Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the properties to which they relate.

     Unamortized debt discount, premium and expense
     Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues. Costs, including gains and losses, related to refunded long-term debt are amortized over the lives of the related new debt issues.

     Accrued unbilled revenue
     The Company accrues on its books estimated, but unbilled, revenue and also a liability for the related taxes.

     Accumulated provision for uncollectible accounts
     The accumulated provision for uncollectible accounts was $258,000 at December 31, 1995 and $248,000 at December 31, 1994.

     Franchise taxes
     Operating revenues include franchise taxes of $3,565,396, $3,276,352 and $3,097,161 for each of the years ended December 31, 1995, 1994 and 1993, respectively.

     Liability insurance
     The Company carries excess liability insurance for workers' compensation and public liability claims. In order to provide for the cost of losses not covered by insurance, an allowance for injuries and damages is maintained based on loss experience of the Company.

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the report period. Actual amounts could differ from those estimates.

2.   Regulatory Matters

     During the three years ending December 31, 1995 the following rate changes were effective:

     Missouri
     The MoPSC approved a stipulated agreement which authorized the Company to file revised rate schedules designed to produce an increase in overall Missouri jurisdictional gross annual electric revenues in the amount of $1,400,000, or 0.9%, effective November 15, 1995. The Company's original request, filed March 17, 1995, was for an increase of $8,543,910 or 5.3%.

     Effective August 15, 1994, the MoPSC approved a stipulated agreement which authorized the Company to file revised rate schedules designed to produce an increase in overall Missouri jurisdictional gross annual electric revenues in the amount of $7,350,000, or 5.2%. The Company's original request was for an increase of $7,969,000 or 5.7%. A provision of the Missouri agreement authorized the Company to recover the cost associated with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (SFAS 106) in Missouri jurisdictional rates subsequent to August 15, 1994 and to reflect pension cost under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," (SFAS 87) on an accrual basis with modifications to certain calculations. See further discussion in Note 7 - Retirement Benefits.

     On January 24, 1994, the MoPSC approved an increase in rates for the Company's water customers in the amount of $124,931, or 14.3% effective February 13, 1994. The Company had originally filed its request on August 30, 1993, for a $165,829, or 20.4% increase.

     Kansas
     On September 7, 1994, the Kansas Corporation Commission approved a stipulated agreement between the Company and the Commission Staff authorizing the Company to file revised rate schedules designed to produce an increase in overall Kansas jurisdictional gross electric revenues in the amount of $512,000, or 4.6% effective September 12, 1994. The Company's original request was for an increase of $717,529, or 6.7%.

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

     Effects of regulation
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), the Company's financial statements reflect ratemaking policies prescribed by the regulatory commissions having jurisdiction over the Company (the MoPSC, the State Corporation Commission of the State of Kansas, the Corporation Commission of Oklahoma, the Arkansas Public Service Commission and the FERC).

     Certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and recovered from or refunded to customers. As such, the Company has recorded the following regulatory assets which are expected to result in future revenues as these costs are recovered through the ratemaking process. Historically, all costs of this nature which are determined by the Company's regulators to have been prudently incurred have been recoverable through rates in the course of normal ratemaking procedures and the Company believes that the items detailed below will be afforded similar treatment.


     The   Company  had  recorded  the  following  regulatory  assets  and regulatory liability:

                                     December 31,
                                  1995          1994
Regulatory Assets

Income taxes                   $24,632,136   $22,359,272
Unamortized loss on
 reacquired debt                11,115,047     8,995,704
Other postretirement benefits      465,394       641,760
Deferred 1993 flood losses         256,246       341,682
Incremental purchased power
 - 1993 flood                      236,088       314,784

Total Regulatory Assets        $36,704,911   $32,653,202

Regulatory Liability

Income Taxes                   $19,680,363   $20,683,409

     The Company continually assesses the recoverablilty of its regulatory assets. Under current accounting standards, regulatory assets are eliminated through a charge to earnings if and when it is probable that such amounts will not be recovered through future revenues.

3.   Common Stock

     On April 27, 1995, the Company issued and sold 900,000 shares of its common stock to the public with aggregate proceeds, net of expenses and fees, of $14,850,000. The proceeds from the offering were used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.

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

     The Employee Stock Purchase Plan, which terminates May 31, 2000, permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. Contingent employee stock purchase subscriptions outstanding and the maximum prices per share were 55,674 shares at $15.42, 68,505 shares at $15.30 and 45,750 shares at $20.03, at
     December 31, 1995, 1994 and 1993, respectively. Shares were issued at $15.30 per share in 1995, $15.53 per share in 1994 and $19.13 per share in 1993.

     The Company's 1986 Stock Incentive Plan (the 1986 Incentive Plan) provided for the grant of shares of common stock through January 22, 1996. At the annual meeting on April 26, 1995, the Company's stockholders adopted the 1996 Stock Incentive Plan (the 1996 Incentive
     Plan), the terms of which are substantially the same as the 1986 Incentive Plan. The 1996 Incentive Plan provides for the grant of up to 650,000 shares of common stock through January 2006. Awards made prior to 1996 were made under the 1986 Incentive Plan; awards made on or after January 1, 1996 are made under the 1996 Incentive Plan. The terms and conditions of any option or stock grant are determined by the Board of Directors' compensation committee, within the provisions of the applicable Incentive Plan. The Plans permit grants of stock options and restricted stock to qualified employees and permits Directors to receive common stock in lieu of cash compensation for service as a Director.

     During January 1995, 1994 and 1993, grants for 1,575, 633 and 2,119 shares, respectively, of restricted stock were made to qualified employees under the 1986 Incentive Plan. For grants made to date, the restrictions typically lapse and the shares are issuable to employees who continue service with the Company three years from the date of grant. For employees whose service is terminated by death, retirement, disability, or under certain circumstances following a change in control of the Company prior to the restrictions lapsing, the shares are issuable immediately. For other terminations, the grant is forfeited. During 1995, 1994 and 1993, 4,387, 3,198 and 766 shares, respectively, were issued under the 1986 Incentive Plan. No options have been granted under either Incentive Plan.

     The Company's Employee 401(k) Retirement Plan (the 401(k) Plan) allows participating employees to defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each employee's deferrals by contributing shares of the Company's common stock, such matching contributions not to exceed 3% of the employee's annual compensation. The Company contributed 39,548, 36,479 and 27,992 shares of common stock in 1995, 1994 and 1993, respectively, valued at market prices on the dates of contributions. The stock issuances to effect the contributions were not cash transactions and are not reflected as a source of cash in the Statement of Cash Flows.

     At December 31, 1995, 2,525,425 shares remain available for issuance under the foregoing plans (exclusive of shares authorized under the 1986 Incentive Plan which will not be awarded).

4.   Preferred Stock

     The Company has 5,000,000 shares of $10.00 par value cumulative preferred stock authorized. At December 31, 1995 and 1994, these shares were designated as follows:

                                         Shares
                                   1995          1994
  Series without mandatory
   redemption provisions          3,300,000     3,300,000
  Undesignated                    1,700,000     1,700,000

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

     Preferred stock without mandatory redemption provisions
     Preferred stock without mandatory redemption provisions issued and outstanding at December 31, 1995 and 1994 is as follows:

                                       Shares
                                 1995          1994
5% cumulative (400,000
 shares authorized)               390,180       390,180
4-3/4% cumulative (400,000
 shares authorized)               400,000       400,000
8-1/8% cumulative
 (2,500,000 shares authorized)  2,500,000     2,500,000

                                3,290,180     3,290,180

     In the event of voluntary liquidation or redemption of the 5% and 4-3/4% series of cumulative preferred stock, holders will be entitled to the following amounts per share plus accumulated and unpaid dividends:
     5% cumulative - $10.50 (aggregate amount $4,096,890); and 4-3/4% cumulative - $10.20 (aggregate amount $4,080,000).

     Preference Stock Purchase Rights
     The Company had 7,607,967 and 6,970,766 Preference Stock Purchase Rights (Rights) outstanding at December 31, 1995 and 1994, respectively. Each Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one one-hundredth share, subject to adjustment. Each share of common stock currently has one-half of one Right. The Rights (other than those held by an acquiring person or group (Acquiring Person)), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or announces an intention to make a tender offer or exchange offer which would result in the Acquiring Person owning 10% or more of the common stock. The Rights may be redeemed by the Company in whole, but not in part, for $0.01 per Right, prior to 10 days after the first public announcement of the acquisition of 10% or more of the Company's common stock by an Acquiring Person.

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

5.   Long-term Debt

     The principal amount of all series of first mortgage bonds outstanding at any one time is limited by terms of the mortgage to $1,000,000,000. Substantially all property, plant and equipment is subject to the lien of the mortgage. At December 31 the long-term debt outstanding was as follows:

                                        1995          1994
First mortgage bonds:
 5.70% Series due 1998              $23,000,000   $23,000,000
 7-1/2% Series due 2002              37,500,000    37,500,000
 7.60% Series due 2005               10,000,000             -
 8-1/8% Series due 2009 (1)          20,000,000    20,000,000
 9% Series due 2019                           -    30,000,000
 9-3/4% Series due 2020               2,250,000     2,250,000
 7% Series due 2023                  45,000,000    45,000,000
 7-3/4% Series due 2025              30,000,000             -
 7-1/4% Series due 2028              14,078,000    14,366,000
 5.3% Pollution Control Series
  due 2013                            8,000,000     8,000,000
 5.2% Pollution Control Series
  due 2013                            5,200,000     5,200,000

                                    195,028,000   185,316,000

  Less unamortized net discount         323,186       339,050

                                   $194,704,814  $184,976,950

<FOOTNOTE>
     (1) Holders of this series have the right to require the Company to repurchase all or any portion of the bonds at a price of 100% of the principal amount plus accrued interest, if any, on November 1, 2001.

     The carrying amount of the Company's long-term debt was $195,028,000 and $185,316,000 at December 31, 1995 and 1994, respectively, and its fair market value was estimated to be approximately $202,315,000 and $167,751,000, respectively. This estimate was based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation. The estimated fair market value may not represent the actual value that could have been realized as of year-end or that will be realizable in the future.

     At December 31, 1995, the Company had a $15,000,000 unsecured line of credit. Borrowings are at the bank's prime commercial rate and are due 370 days from the date of each loan. In connection with the Company's line of credit there is an informal compensating balance arrangement under which the Company maintains deposits averaging 5% of the line of credit. This arrangement does not serve to legally restrict the use of the Company's cash. The line of credit is also utilized to support the Company's issuance of commercial paper although it is not assigned specifically to such support. There were no outstanding borrowings under this agreement at December 31, 1995 or 1994.

     On April 27, 1995, the Company sold to the public in an underwritten offering $10 million aggregate principal amount of its First Mortgage Bonds, 7.60% Series due 2005. On June 7, 1995, the Company sold to the public in an underwritten offering $30,000,000 aggregate principal amount of its First Mortgage Bonds, 7-3/4% Series due 2025, the proceeds of which were added to the Company's general funds and used to redeem on July 3, 1995, its First Mortgage Bonds, 9% Series due 2019 ($30,000,000 aggregate principal amount) at a redemption price of 105.00% of the principal amount thereof plus accrued interest to July 3, 1995.

6.   Short-Term Borrowings

     Short-term commercial paper outstanding and notes payable averaged $8,078,000 and $16,319,000 daily during 1995 and 1994, respectively, with the highest month-end balances being $19,000,000 and $29,000,000. respectively. The weighted daily average interest rates during 1995, 1994 and 1993 were 6.2%, 4.3% and 3.3%, respectively. The weighted average interest rates of borrowings outstanding at December 31, 1995, 1994 and 1993 were 6.1%, 6.3% and 3.4%, respectively.

7.   Retirement Benefits

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

     Net pension cost for 1995, 1994 and 1993 is comprised of the following components:

                                   1995          1994          1993
Service cost - benefits
 earned during the period      $1,540,289    $1,610,855    $1,474,218
Interest cost on projected
 benefit obligation             4,194,328     3,920,751     3,654,127
Actual return on plan assets  (15,735,342)     (514,240)   (5,897,665)
Net amortization and deferral   9,748,753    (5,094,972)      751,892
Other                                   -       (58,275)       17,428

 Net pension benefit            $(251,972)    $(135,881)           $-

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

     Assumptions used in calculating the projected benefit obligation for 1995 and 1994 include the following:

                                       1995      1994
Weighted average discount rate       7-1/4%    8-1/4%
Rate of increase in compensation
 levels                                  5%        5%
Expected long-term rate of return
 on plan assets                          9%        9%

     The following table sets forth the plan's funded status at December 31, 1995 and 1994:

                                       1995          1994
Actuarial present value of
benefit obligations:
 Vested benefits                    $53,416,146   $39,266,745
 Nonvested benefits                      61,651       265,744

 Accumulated benefit obligation      53,477,797    39,532,489
 Effect of projected future
  compensation levels                13,605,325    11,696,628

Projected benefit obligation for
 service rendered to date            67,083,122    51,229,117
Plan assets at fair value            69,225,616    56,773,077

Plan assets in excess of
 projected benefit obligation         2,142,494     5,543,960
Unrecognized net assets at
 January 1, 1986 being
 amortized over 17 years             (3,438,088)   (3,929,243)
Unrecognized prior service cost       5,079,419     5,645,694
Unrecognized net gain                (8,386,884)   (7,854,724)

Accrued pension cost                $(4,603,059)    $(594,313)

     Other Postretirement Benefits

     The Company provides certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service.

     Effective January 1, 1993, the Company adopted SFAS 106, which requires recognition of these benefits on an accrual basis during the active service period of the employees. The Company elected to amortize its transition obligation (approximately $21.7 million) related to SFAS 106 over a twenty year period. Prior to adoption of SFAS 106, the Company recognized the cost of such postretirement benefits on a pay-as-you-go (i.e., cash) basis. Adoption of this
     Standard had an adverse effect on earnings in 1994 and 1993 of approximately $682,000 and $1 million (net of income taxes), respectively, representing the Missouri jurisdictional portion of costs that were not deemed recoverable under ratemaking procedures. However, the MoPSC authorized the inclusion of SFAS 106 costs in rates effective August 15, 1994, as discussed in Note 2, Rate Matters. In addition, the states of Kansas and Oklahoma approved recovery of the SFAS 106 costs in the rate orders received by the Company in 1994. In the fourth quarter of 1995, the Company decided not to pursue filing a rate order with the FERC and the FERC has not allowed deferral beyond three years. Thus, approximately $224,000 of deferred costs relating to the FERC jurisdiction were written off. The Company is deferring SFAS 106 costs relating to the Arkansas jurisdictions as management believes that such amounts are probable of recovery. At December 31, 1995, $465,000 of costs were deferred for future recovery.

     In accordance with the above rate orders, the Company established two separate trusts in 1994, one for those retirees who were subject to a collectively bargained agreement and the other for all other retirees, to fund retiree healthcare and life insurance benefits. The Company's funding policy is to contribute annually an amount at least equal to the revenues collected for the amount of postretirement benefits costs allowed in rates. Assets in these trusts amounted to approximately $2,877,000 at December 31, 1995 and $867,000 at December 31, 1994.

     Postretirement benefits, a portion of which have been capitalized and/or deferred, for 1995, 1994 and 1993 included the following components:

                                           Year Ended December 31,
                                       1995          1994          1993
Service cost on benefits
 earned during the year            $478,214      $490,964      $506,510
Interest cost on projected
 benefit obligation               1,830,602     1,732,866     1,739,114
Return on assets                    (41,425)            -             -
Amortization of unrecognized
 transition obligation            1,084,017     1,084,017     1,084,017
Unrecognized net (gain)/loss       (307,308)            -             -
Other                               (46,163)            -             -

 Net periodic postretirement
  benefit cost                   $2,997,937    $3,307,847    $3,329,641

     The estimated funded status of the Company's obligations under SFAS 106 at December 31, 1995 and 1994 using a weighted average discount rate of 7-1/4% and 8-1/4%, respectively, is as follows:

                                  Year Ended December 31,
                                     1995          1994
Accumulated postretirement
  benefit obligation:
 Retirees                       $13,849,134    $9,979,495
 Other fully eligible plan
  participants                    2,753,455     5,236,065
 Other active plan
  participants                    6,613,209     6,174,315

Total benefit obligation         23,215,798    21,389,875

Plan assets at fair value         2,963,556       867,033
Accumulated postretirement
 obligation in excess of plan
 assets                         (20,252,242)  (20,522,842)
Unrecognized transition
 obligation                      18,428,276    19,512,293
Unrecognized net gain            (2,519,972)   (3,073,077)

Accrued postretirement
 benefit cost                   $(4,343,938)  $(4,083,626)

     The assumed 1996 cost trend rate used to measure the expected cost of healthcare benefits is 8.5%. The trend rate decreases through 2026 to an ultimate rate of 6% for 2027 and subsequent years. The effect of a 1% increase in each future year's assumed healthcare cost trend rate would increase the current service and interest cost from $2.2 million to $2.8 million and the accumulated postretirement benefit obligation from $21.4 million to $25.9 million.

8.   Income Taxes

     The provision for income taxes is different from the amount of income tax determined by applying the statutory income tax rate to income before income taxes as a result of the following differences:

                                1995          1994          1993
Computed "expected"
 federal provision           $10,650,000   $10,593,000    $8,246,000
State taxes, net of
 federal effect                1,077,000       939,000       308,000
Adjustment to taxes
  resulting from:
 Investment tax credit
  amortization                  (600,000)     (606,000)     (610,000)
 Other                          (497,000)     (342,000)     (314,000)

 Actual provision            $10,630,000   $10,584,000    $7,630,000

     Income tax expense components for the years shown are as follows:

                                1995          1994          1993
Taxes currently payable
 Included in operating
   revenue deductions:
  Federal                     $8,790,000    $8,420,000    $3,762,000
  State                        1,240,000     1,425,000       464,000
 Included in "other - net"       210,000       (95,000)      (36,000)

Deferred taxes
 Depreciation and
  amortization differences     2,670,000     2,035,000     2,265,000
 Loss on reacquired debt         819,000      (185,000)    2,385,000
 Postretirement benefits         (75,000)     (318,000)     (550,000)
 Voluntary early
  retirement program          (1,675,000)            -             -
 Other                          (749,000)      (92,000)      (50,000)


Deferred investment tax
 credits, net                   (600,000)     (606,000)     (610,000)

Total income tax expense     $10,630,000   $10,584,000    $7,630,000


     Empire began normalizing the effect of deferred state income taxes and other federal tax items in 1994 in conjunction with the 1994 MoPSC electric rate agreement discussed in Note 2 above. The impact of these changes was not material to the financial position, results of operations or cash flows of the Company.

     Effective January 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" (FAS 109). Prior to 1993, in accordance with accepted ratemaking practice, deferred income taxes were not provided for certain temporary differences flowed through to customers and the equity component of AFUDC. FAS 109 requires recognition of the income tax effect of such temporary differences. Accordingly, a regulatory asset, representing the probable recovery from customers of future income taxes which is expected to occur when the temporary differences reverse, has been recorded along with a corresponding deferred tax liability. Also, a regulatory liability recognizing the lower expected revenue resulting from reduced income taxes associated with amortizing accumulated deferred investment tax credits, has been recorded.

     Under FAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at year-end 1995 and 1994 as follows:

                                   Balances as of December 31,
                                  1995                      1994
                         Deferred     Deferred     Deferred     Deferred
                            Tax          Tax          Tax          Tax
                          Assets     Liabilities    Assets     Liabilities
Noncurrent:
 Depreciation and other
  property related       $13,272,176  $78,468,354  $13,193,240  $73,903,229
 Unamortized
  investment tax credit    6,743,942            -    6,823,000            -
 Miscellaneous
  book/tax recognition
  differences              3,778,402    5,821,467    1,961,429    4,259,831
 Change in statutory
  tax rate                         -            -      547,000      591,000

Total deferred taxes     $23,794,520  $84,289,821  $22,524,669  $78,754,060

9.   Iatan Plant

     The Company owns a 12% undivided interest in a coal-fired 670 megawatt generating unit near Weston, Missouri. The Company is entitled to 12% of the available capacity and is obligated for that percentage of costs which are included in corresponding operating expense classifications in the Statement of Income. At December 31, 1995 and 1994, the Company's property, plant and equipment accounts include the cost of its ownership interest in the unit of $43,629,000 and $44,576,000 and accumulated depreciation of $20,466,000 and $21,303,000, respectively

10.  Commitments and Contingencies

     The   1996   construction  budget  is  $60,730,000.  The  three   year
     construction program for 1996 through 1998 is estimated to be $141,985,000.

     The Company has entered into long-term agreements to purchase capacity and energy, to obtain supplies of coal and to provide natural gas transportation. Under such contracts, the Company incurred purchased power and fuel costs of approximately $52,000,000, $48,000,000 and $45,000,000 in 1995, 1994 and 1993, respectively. Certain of these contracts provide for minimum and maximum annual amounts to be purchased and further provide, in part, for cash settlements to be made when minimum amounts are not purchased. In the event that no purchases of coal, energy and transportation services are made, an event considered unlikely by management, minimum annual cash settlements approximate $25,000,000 in 1996, $30,000,000 in 1997,
     $22,000,000 in 1998, $24,000,000 in 1999 and $31,000,000 in  2000  and
     reducing to lesser amounts thereafter through 2010.

11.  Voluntary Early Retirement Program

     During 1995, the Company offered qualifying employees an enhanced voluntary early retirement program. Of the 52 eligible employees, 49 accepted the program. This program included enhanced pension benefits as well as postemployment medical and life insurance benefits. As a result of the postemployment benefits provided in connection with the enhanced voluntary early retirement program, the Company incurred $4,583,000 in certain one-time costs computed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106.

12.  Selected Quarterly Information (Unaudited)

     A summary of operations for the quarterly periods of 1995 and 1994 is as follows:

                                               Quarters
                                  First     Second      Third     Fourth
                                (dollars in thousands except per share
                                               amounts)
1995:                                                  (a)
 Operating revenues             $42,396    $42,465    $62,789    $45,188
 Operating income                 7,447      7,035     12,144      6,525
 Net income                       4,566      3,732      8,523      2,977
 Net income applicable to
  common stock                    3,962      3,128      7,919      2,373
 Earnings per average share
  of common stock                  $.28       $.21       $.53       $.16

1994:
 Operating revenues             $41,673    $41,595    $52,339    $42,150
 Operating income                 6,993      6,433     11,353      7,226
 Net income                       3,743      3,406      8,350      4,185
 Net income applicable to
  common stock                    3,647      3,147      7,746      3,580
 Earnings per average share
  of common stock                  $.27       $.23       $.56       $.26

<FOOTNOTE>
       (a) Operating income for the third quarter of 1995 was reduced by a pre-tax charge of $4,583,000 for certain one-time costs associated with the Company's voluntary early retirement program. This charge reduced earnings by $0.19 per share during the quarter (Note 11).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors and directorships may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 25, 1996, which is incorporated herein by reference.
     Pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, the information required by this Item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers and Other Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 25, 1996, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      To the knowledge of the Company, no person is the beneficial owner of 5% or more of any class of the Company's voting securities, and there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.
      Information regarding the number of shares of the Company's equity securities beneficially owned by the directors and certain executive officers of the Company and by the directors and executive officers as a group may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 25, 1996, which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item with respect to certain relationships and related transactions may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 25, 1996, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors

Balance sheets at December 31, 1995 and 1994                           20
Statements of income for each of the three years in the period ended
December 31, 1995                                                      21
Statements of common stockholders' equity for each of the three
years in the period ended December 31, 1995                            22
Statements of cash flows for each of the three years in the period
ended December 31, 1995                                                23
Notes to financial statements                                          24
Schedule for the years ended December 31, 1995, 1994 and 1993:
 Schedule II - Valuation and qualifying accounts                       38

All other schedules are omitted as the required information is either not present, is not present in sufficient amounts, or the information required therein is included in the financial statements or notes thereto.

List of Exhibits

 (3)  (a) -The   Restated   Articles  of  Incorporation  of   the   Company
            (Incorporated by reference to Exhibit 4(a) to Form S-3, File No. 33-54539).
      (b) -By-laws of Company as amended January 23, 1992 (Incorporated by reference to Exhibit 3(f) to Annual Report Form 10-K for year ended December 31, 1991, File No. 1-3368).
 (4)  (a) -Indenture of Mortgage and Deed of Trust dated as of September 1,
            1944 and First Supplemental Indenture thereto (Incorporated by reference to Exhibits B(1) and B(2) to Form 10, File No. 1-
            3368).
      (b) -Third Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 2(c) to Form S-7, File No. 2-59924).
      (c) -Sixth  through  Eighth Supplemental Indentures to  Indenture  of
            Mortgage  and  Deed  of  Trust (Incorporated  by  reference  to
            Exhibit 2(c) to Form S-7, File No. 2-59924).
      (d) -Fourteenth Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(f) to Form S-3, File No. 33-56635).
      (e) -Sixteenth Supplemental Indenture dated as of November 1, 1989 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Annual Report on Form 10-K for year ended December 31, 1989, File No. 1-3368).
      (f) -Seventeenth Supplemental Indenture dated as of December 1, 1990 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(j) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-3368).
      (g) -Eighteenth  Supplemental Indenture dated as of July 1,  1992  to
            Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368).
      (h) -Nineteenth  Supplemental Indenture dated as of May  1,  1993  to
            Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit (l) to Form S-3, File No. 33-66748).
      (i) -Twentieth Supplemental Indenture dated as of June 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit (m) to Form S-3, File No. 33-66748).

      (j) -Twenty-First Supplemental Indenture dated as of October 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1993, File No.1-3368).
      (k) -Twenty-Second Supplemental Indenture dated as of November 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(k) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-3368).
      (l) -Twenty-Third Supplemental Indenture dated as of November 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(l) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-3368).
      (m) -Twenty-Fourth Supplemental Indenture dated as of March 1, 1994 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(m) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-3368).
      (n) -Twenty-Fifth Supplemental Indenture dated as of November 1, 1994 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(p) to Form S-3, File No. 33-56635).
      (o) -Twenty-Sixth Supplemental Indenture dated as of April 1, 1995 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1995, File No. 1-3368).
      (p) -Twenty-Seventh Supplemental Indenture dated as of June 1, 1995 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1995, File No. 1-3368).
      (q) -Rights Agreement dated July 26, 1990 (Incorporated by reference to Exhibit 4(a) to Form 8-K, dated July 26, 1990, File No. 1-
            3368).
      (r) -Amendment to Rights Agreement dated July 26, 1990 between the Company and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Rights Agent (Incorporated by reference to
            Exhibit 4 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
(10)  (a) -1986 Stock Incentive Plan as amended July 23, 1992 (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368).**
      (b) -1996  Stock Incentive Plan (Incorporated by reference to Exhibit
            4.1 to Form S-8, File No. 33-64639).**
      (c) -Management Incentive Plan (A description of this Plan is incorporated by reference to page 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders held April 27,
            1989).**
      (d) -Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-3368).**
      (e) -The Empire District Electric Company Change in Control Severance Pay Plan and Forms of Agreement (Incorporated by reference to
            Exhibit 10 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).**
      (f) -The Empire District Electric Company Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for year ended December 31, 1994, File No. 1-3368).**
(12)      -Computation of Ratios of Earnings to Fixed Charges and  Earnings
            to   Combined  Fixed  Charges  and  Preferred  Stock   Dividend
            Requirements.*
(23)      -Consent of Price Waterhouse.*
(24)      -Powers of Attorney.*
(27)      -Financial Data Schedule for December 31, 1995.

** This exhibit is a compensatory plan or arrangement as contemplated by Item
   14(a)(3) of Form 10-K.
*  Filed herewith.


Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1995.

SCHEDULE II
Valuation and Qualifying Accounts


Years ended December 31, 1995, 1994 and 1993
                                   Balance                        Additions                 Deductions from reserve      Balance
                                     at                      Charged to Other Accounts                                      at
                                  beginning    Charged                                                                   close of
                                  of period   to income      Description        Amount      Description       Amount      period
Year ended December 31, 1995:
 Reserve deducted from assets:                               Recovery of
   Accumulated provision for                              amounts previously                  Accounts
    uncollectible accounts          $248,452    $409,600     written off        $267,528    written off       $667,719    $257,861
 Reserve not shown separately
  in balance sheet:                                       Property, plant &
   Injuries and damages                                     equipment and                    Claims and
    reserve (Note A)              $1,068,607    $640,941  clearing accounts     $627,970      expenses      $1,074,468  $1,263,050

Year ended December 31, 1994:
 Reserve deducted from assets:                               Recovery of
   Accumulated provision for                              amounts previously                  Accounts
    uncollectible accounts          $248,238    $325,100     written off        $255,578    written off       $580,464    $248,452
 Reserve not shown separately
  in balance sheet:                                       Property, plant &
   Injuries and damages                                     equipment and                    Claims and
    reserve (Note A)                $924,378    $477,347  clearing accounts     $449,657      expenses        $782,775  $1,068,607

Year ended December 31, 1993:
 Reserve deducted from assets:                               Recovery of
   Accumulated provision for                              amounts previously                  Accounts
    uncollectible accounts          $248,035    $226,800     written off        $216,130    written off       $442,727    $248,238
 Reserve not shown separately
  in balance sheet:                                       Property, plant &
   Injuries and damages                                     equipment and                    Claims and
    reserve (Note A)                $878,998    $424,807  clearing accounts     $404,416      expenses        $783,843    $924,378

<FOOTNOTE>
NOTE A: This reserve is provided for workers' compensation and public liability damages. The Company at December 31, 1995 carried insurance for workers' compensation claims in excess of $250,000 and for public liability claims in excess of $250,000. The injuries and damages reserve is included on the Balance Sheet in the section "Noncurrent liabilities and deferred credits" in the category "Other".

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE EMPIRE DISTRICT ELECTRIC COMPANY



                                 R. L. LAMB
                 By......................................
                          R. L. Lamb, President

Date:  March 15, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                                  Date
          R. L. LAMB                                   )
 .................................                      )
R. L. Lamb, President and Director                     )
(Principal Executive Officer)                          )
                                                       )
                                                       )
        R. B. FANCHER                                  )
 .................................                      )
R. B. Fancher, Vice President-Finance                  )
(Principal Financial Officer)                          )
                                                       )
                                                       )
         G. A. KNAPP                                   )
 .................................                      )
G. A. Knapp, Controller and Assistant Treasurer        )
(Principal Accounting Officer)                         )
                                                       )
                                                       )
        V. E. BRILL.*                                  )
 .................................                      )
V. E. Brill, Vice President-Energy Supply and Director )
                                                       )
                                                       )
      M. F. CHUBB, JR.*                                )
 .................................                      )
  M. F. Chubb, Jr., Director                           )
                                                       )
                                                       )
        R. D. HAMMONS*                                 )
 .................................                      )
   R. D. Hammons, Director                             )
                                                       )
                                                       )
        R. C. HARTLEY*                                 )
 .................................                      )
   R. C. Hartley, Director                             )
                                                       )
                                                       )---- March 15, 1996
       J. R. HERSCHEND*                                )
 .................................                      )
  J. R. Herschend, Director                            )
                                                       )
                                                       )
       F. E. JEFFRIES*                                 )
 .................................                      )
   F. E. Jeffries, Director                            )
                                                       )
                                                       )
         R. E. MAYES*                                  )
 .................................                      )
    R. E. Mayes, Director                              )
                                                       )
                                                       )
       M. W. McKINNEY*                                 )
 .................................                      )
M. W. McKinney, Executive Vice President-              )
Commercial Operations and Director                     )
                                                       )
                                                       )
        M. M. POSNER*                                  )
 .................................                      )
    M. M. Posner, Director                             )
                                                       )
                                                       )
        R. B. FANCHER                                  )
 .................................                      )
*By (R. B. Fancher, As attorney in fact for            )
         each of the persons indicated)                )