Form 10-Q
period 1996-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 1996-05-15
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

       X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



 Common stock outstanding as of April 30, 1996: 16,182,036 shares.

                 THE EMPIRE DISTRICT ELECTRIC COMPANY



                                 INDEX



                                                      Page Number

Part I -  Financial Information:

Item 1.   Financial Statements:

          a.Statement of Income                                   3

          b.Balance Sheet                                         5

          c.Statement of Cash Flows                               6

          d.Notes to Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8

Part  II  Other Information:
- -

Item 1.   Legal Proceedings - (none)

Item 2.   Changes in Securities - (none)

Item 3.   Defaults Upon Senior Securities - (none)

Item 4.   Submission of Matters to a Vote of Security Holders     12

Item 5.   Other Information                                       12

Item 6.   Exhibits and Reports on Form 8-K                        12

Signatures                                                        13


                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)
                                             Three Months Ended
                                                  March 31,
                                              1996         1995
Operating revenues:
 Electric                                $ 47,382,550  $42,161,522
 Water                                        257,513      234,109
                                           47,640,063   42,395,631
Operating revenue deductions:
 Operating expenses:
  Fuel                                      8,639,717    7,391,065
  Purchased power                          11,101,925    7,898,548
  Other                                     7,472,130    7,622,122
 Total operating expenses                  27,213,772   22,911,735

 Maintenance and repairs                    2,762,649    2,818,510
 Depreciation and amortization              5,282,414    4,672,709
 Provision for income taxes                 1,995,610    2,016,755
 Other taxes                                3,001,017    2,528,617
                                           40,255,462   34,948,326

Operating income                            7,384,601    7,447,305
Other income and deductions:
  Allowance for equity funds used             143,100      403,445
during construction
  Interest income                              26,850       29,145
  Other - net                                (115,247)      50,460
                                               54,703      483,050
Income before interest charges              7,439,304    7,930,355
Interest charges:
  First mortgage bonds                      3,695,737    3,592,716
  Commercial paper                            177,511      272,056
  Allowance for borrowed funds used          (142,430)    (558,527)
during construction
  Other                                        61,818       58,121
                                            3,792,636    3,364,366
Net income                                  3,646,668    4,565,989
Preferred stock dividend requirements         604,085      604,085
Net income applicable to common stock    $  3,042,583  $ 3,961,904

Weighted average number of common          15,238,248   13,966,088
shares outstanding

Earnings per weighted average share of      $ 0.20       $ 0.28
common stock

Dividends per share of common stock         $ 0.32       $ 0.32

[FN]
See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)
                                           Twelve Months Ended
                                                 March 31,
                                            1996            1995
Operating revenues:
 Electric                               $197,068,787    $177,509,370
 Water                                     1,013,705         970,454
                                         198,082,492     178,479,824
Operating revenue deductions:
 Operating expenses:
  Fuel                                    33,173,844      30,525,497
  Purchased power                         39,319,554      33,922,825
  Other                                   33,051,887      31,000,713
  Voluntary early retirement program       4,583,188               -
 Total operating expenses                110,128,473      95,449,035

 Maintenance and repairs                  12,729,629      11,391,151
 Depreciation and amortization            20,460,404      18,476,176
 Provision for income taxes               10,398,855      10,498,055
 Other taxes                              11,277,251      10,206,397
                                         164,994,612     146,020,814

Operating income                         33,087,880       32,459,010
Other income and deductions:
 Allowance for equity funds used during     809,434        1,011,316
construction
 Interest income                            249,197          109,975
 Other - net                               (366,657)         (68,582)
                                            691,974        1,052,709
Income before interest charges           33,779,854       33,511,719
Interest charges:
 First mortgage bonds                    14,961,685       13,373,976
 Commercial paper                           408,179          821,806
 Allowance for borrowed funds used         (752,709)      (1,443,229)
during construction
 Other                                      284,195          252,856
                                         14,901,350       13,005,409
Net income                               18,878,504       20,506,310
Preferred stock dividend requirements     2,416,340        2,070,841
Net income applicable to common stock  $ 16,462,164     $ 18,435,469

Weighted average number of common        15,045,115       13,826,455
shares outstanding

Earnings per weighted average share of     $ 1.09           $ 1.33
common stock

Dividends per share of common stock        $ 1.28           $ 1.28

[FN]
See accompanying Notes to Financial Statements.

BALANCE SHEET
                                          March 31,
                                            1996      December 31,
                                        (Unaudited)        1995
ASSETS
 Utility plant, at original cost:
  Electric                             $683,927,358   $677,583,831
  Water                                   5,115,555      5,073,019
  Construction work in progress          18,909,348     16,303,408
                                        707,952,261    698,960,258
  Accumulated depreciation              227,954,383    223,268,355
                                        479,997,878    475,691,903
 Current assets:
  Cash and cash equivalents               3,797,761      3,816,776
  Accounts receivable - trade, net       12,835,038     12,512,800
  Accrued unbilled revenues               5,121,741      6,579,858
  Accounts receivable - other             2,156,183      1,745,999
  Fuel, materials and supplies           14,359,032     14,511,898
  Prepaid expenses                          519,562        682,413
                                         38,789,317     39,849,744
 Deferred charges:
  Regulatory asset                       25,644,003     25,589,864
  Unamortized debt expenses              14,334,139     14,546,428
  Other                                   1,563,321      1,690,334
                                         41,541,463     41,826,626
   Total Assets                        $560,328,658   $557,368,273

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value, 15,293,645
and 15,215,933 shares issued and
outstanding, respectively              $ 15,293,645   $ 15,215,933
 Capital in excess of par value         127,096,941    125,690,842
 Retained earnings (Note 2)              50,400,772     52,230,584
   Total common stockholders' equity    192,791,358    193,137,359
 Preferred stock                         32,901,800     32,901,800
 Long-term debt                         194,708,780    194,704,814
                                        420,401,938    420,743,973
 Current liabilities:
  Accounts payable and accrued           11,943,402     14,308,497
liabilities
  Commercial paper                       13,500,000     14,000,000
  Customer deposits                       2,535,730      2,516,903
  Interest accrued                        5,462,878      3,354,668
  Taxes accrued, including income taxes   5,111,633      1,486,304
                                         38,553,643     35,666,372
 Noncurrent liabilities and deferred
credits:
  Regulatory liability                   19,419,369     19,680,363
  Deferred income taxes                  61,265,593     60,495,301
  Unamortized investment tax credits     10,051,480     10,141,000
  Postretirement benefits other than      4,350,049      4,343,938
pensions
  Other                                   6,286,586      6,297,326
                                        101,373,077    100,957,928
   Total Capitalization and
     Liabilities                       $560,328,658   $557,368,273

[FN]
See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                             Three Months Ended
                                                  March 31,
                                            1996            1995*
Operating activities:
 Net income                              $  3,646,668  $  4,565,989
 Adjustments to reconcile net income to
cash flows:
  Depreciation                              5,559,098     4,955,443
  Deferred income taxes - net                 402,451       205,639
  Investment tax credit - net                 (89,520)     (105,320)
  Allowance for equity funds used            (143,100)     (403,445)
during construction
  Issuance of common stock for 401(k)         175,622       176,400
plans
  Other                                       783,625       995,798
  Cash flows impacted by changes in:
   Receivables and accrued unbilled           725,695     2,239,766
revenues
   Fuel, materials and supplies               152,866      (590,654)
   Prepaid expenses and deferred              543,182        56,517
charges
   Accounts payable and accrued            (2,364,805)   (2,779,234)
liabilities
   Customer deposits, interest and          5,752,366     6,087,928
taxes accrued
   Other liabilities and deferred           (772,900)    (1,163,024)
credits

Net cash provided by operating            14,371,248     14,241,803
activities

Investing activities:
  Construction expenditures               (9,865,072)  (14,062,277)
  Allowance for equity funds used            143,100       403,445
during construction

Net cash used in investing activities     (9,721,972)  (13,658,832)

Financing activities:
  Proceeds from issuance of common         1,308,189     1,378,156
stock
  Dividends                               (5,476,480)   (5,069,566)
  Repayment of long-term debt                      -       (74,000)
  Net proceeds from short-term              (500,000)    2,500,000
borrowings

Net cash used in financing activities     (4,668,291)   (1,265,410)

Net decrease in cash and cash                (19,015)     (682,439)
equivalents

Cash and cash equivalents at beginning     3,816,776     3,362,653
of period

Cash and cash equivalents at end of      $ 3,797,761   $ 2,680,214
period

[FN]
*Certain reclassifications have been made to conform with current year reporting methodology.

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies

      The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in the opinion of the Company necessary to present fairly the results for the interim periods presented.

Note 2 - Retained Earnings

                                                     First
                                                    Quarter
                                                     1996
 Balance at January 1, 1996                       $52,230,584
  Changes January 1 through March 31:
   Net Income                                       3,646,668
   Quarterly cash dividends on common stock:
    - $0.32 per share                              (4,872,395)
   Quarterly cash dividends on preferred stock:
    8-1/8% cumulative - $0.203125 per share          (507,813)
    5% cumulative - $0.125 per share                  (48,772)
    4-3/4% cumulative - $0.11875 per share            (47,500)

 Total changes January 1 through March 31          (1,829,812)

 Balance at March 31, 1996                        $50,400,772

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 1996, compared to the same periods ended March 31, 1995.

Operating Revenues and Kilowatt-Hour Sales

       The Company's total electric operating revenues increased approximately $5.2 million (12.4%) during the first quarter of 1996 compared to the first quarter of 1995. Approximately 46% of such total electric operating revenues during the first three months of 1996 were from residential customers, 28% from commercial, 16% from industrial and 5% from wholesale on-system customers. The remainder of such revenues was derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                              Kwh Sales             Revenue
                                    Twelve               Twelve
                           First    Months      First    Months
                          Quarter    Ended     Quarter    Ended
     Residential           17.1%     11.5%      14.5%     15.0%
     Commercial            13.1       8.8       12.7      10.9
     Industrial             5.2       4.0        6.2       6.2
     Wholesale On-System    7.9       5.1       18.2       7.9

       Residential Kwh sales and revenue increased significantly during the first quarter of 1996 compared to the first quarter of 1995 primarily due to significantly colder temperatures experienced during the first quarter of 1996, along with an increase of 2.9% in the average number of residential customers served. Residential revenues were also positively affected by the increase in Missouri rates which became effective November 15, 1995.

      Commercial Kwh sales and revenue increased during the quarter reflecting the cold temperatures, along with an increase of 4.5% in the average number of commercial customers served. Both commercial and industrial Kwh sales and related revenues were positively affected by continuing increases in business activity throughout the Company's service territory. Industrial revenues were also positively affected by the increase in Missouri rates which became effective November 15, 1995.

      Residential and commercial Kwh sales increased more than the corresponding increase in revenues due to the effect of changes in the Company's rate design in its 1994 Missouri rate increase. This restructuring resulted in, among other things, the shifting of revenue from winter billing periods to summer billing periods.

     On-system wholesale Kwh sales were up during the first quarter of 1996 due primarily to the colder weather conditions discussed above. The larger percentage increase in revenues associated with those sales resulted from the operation of the fuel adjustment clause, which permits the pass through to customers of higher fuel and purchased power costs, applicable to such FERC regulated sales.

      For the twelve months ended March 31, 1996, Kwh sales and revenues to the Company's on-system customers were up over the year earlier period, reflecting primarily warmer summer temperatures experienced during 1995 compared to the mild summer weather in 1994, significantly colder weather during the first quarter of 1996, the continued strong customer growth throughout the Company's service territory and the effect of the Missouri electric rate increase discussed above.

Other Revenues

   In addition to sales to its own customers, the Company also sells power to other utilities to the extent it is available and provides transmission service through its system for transactions between other energy suppliers. During the first quarter of 1996, income from such off-system transactions exceeded related expenses by approximately $0.5 million, compared with approximately $0.4 million during the first quarter of 1995. For the twelve months ended March 31, 1996, income from such off-system transactions exceeded related expenses by approximately $1.9 million, compared with approximately $1.5 million during the twelve months ended March 31, 1995. The increase in net income from off-system transactions during the current periods was due primarily to an increase in revenue from transmission service transactions through the Western Systems Power Pool, of which the Company is a member.

Operating Revenue Deductions

     During the first quarter of 1996, total operating and maintenance expenses increased approximately $4.2 million (16.5%) compared to the first quarter of 1995. Purchased power costs were up approximately $3.2 million (40.6%) during the period, primarily due to increased purchases needed to meet higher customer demand resulting from the cold weather conditions experienced during the quarter, along with the increased number of customers served. The periods of extremely cold weather during January and February caused the Company's suppliers to curtail the delivery of natural gas to the Company and other utilities in the region during those months, and also resulted in the decreased availability of low-cost nuclear and hydro-generated power from other utilities. These factors contributed to a higher demand and a tight market for purchased energy and resulted in significantly higher prices during the period. Reduced availability at certain of the Company's generating plants also resulted in the need for increased purchases of power. Scheduled spring maintenance at the Company's Asbury Plant, which did not begin until the second quarter of 1995, began on March 22 of this year. This maintenance outage was a major inspection which occurs every five years. As a result of the need to replace some blading in the turbine, the Plant is not expected to be returned to service until the end of May. Generation at the Company's Ozark Beach Hydro Plant was down approximately 63% during the first quarter compared to the same period last year due to low lake levels.

      Total  fuel  costs  were up approximately $1.2  million  (16.9%)
during the first quarter of 1996, reflecting primarily the use of higher cost fuel oil at the Energy Center and Riverton Power Plants during periods of extremely cold weather when the supply of natural gas was curtailed.

      Other operating expenses decreased approximately $0.1 million (2.0%) during the period, due primarily to lower general and administrative costs. Such amounts for the first quarter of 1995 were higher due to expenses in connection with the Company's 1995 Competitive Positioning Process ("CPP") and the proceedings relating to the proposed purchase of energy from Ahlstrom Development Corporation. Maintenance and repairs expenses decreased slightly during the quarter, primarily due to the return to more normal levels of maintenance at the Riverton Plant as compared with the extended outage experienced during the first half of 1995 to repair cracks in a turbine rotor shaft, offset in part by increased expenses associated with the Asbury maintenance outage discussed above.

      Depreciation and amortization expenses increased approximately $0.6 million (13.0%) during the quarter due to increased levels of plant and equipment placed in service, particularly at the Company's State Line Power Plant. Total income taxes declined slightly during the first quarter due primarily to lower taxable income during the current period. Other taxes were up approximately $0.5 million (18.7%) during the quarter reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.

      During the twelve months ended March 31, 1996, total operating and maintenance expenses were up approximately $16.0 million (15.0%) compared to the year ago period. Total purchased power costs were up approximately $5.4 million (15.9%), primarily due to increased purchases of higher-cost energy needed to meet increased customer demand resulting from the warm summer temperatures experienced during 1995, the cold weather during the first quarter of 1996 and the increase in the number of customers served. Total fuel costs were up approximately $2.6 million (8.7%) during the period, due primarily to a substantial increase in generation from higher-cost, gas-fired combustion turbine units following completion of the conversion of the Company's Energy Center to utilize gas as a primary fuel, as well as the commercial availability of the State Line Power Plant. Also affecting fuel costs during the twelve-month period was the use of higher cost fuel oil during periods of extremely cold weather in the first quarter of 1996 when the supply of natural gas was curtailed.

      Other operating expenses increased approximately $6.6 million (26.4%) during the twelve months ended March 31, 1996, compared to the same period last year, due primarily to higher general and administrative costs associated with the CPP, the proceedings relating to the proposed purchase of energy from Ahlstrom Development Corporation, additional costs related to implementation of FAS 106, increased work on the Company's distribution system and increased customer accounts expense. Maintenance and repair expenses increased approximately $1.3 million (11.8%) during the period, due primarily to increased maintenance performed on the Company's Asbury and Riverton generating units as well as increased work performed on the Company's distribution system resulting in part from the growing size of the system. Depreciation and amortization expense increased approximately $2.0 million (10.7%) due to increased levels of plant and equipment placed in service, particularly at the Company's State Line Power Plant. Total provision for income taxes decreased slightly due to lower taxable income. Other taxes were up approximately $1.1 million (10.5%) during the period reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.

Nonoperating Items

      Total allowance for funds used during construction (AFUDC) decreased substantially during both current year periods, reflecting lower levels of construction work in progress, particularly due to the completion of the Company's new State Line Plant.

      Interest income during the first quarter of 1996 was virtually level with the same period last year, as higher rates earned on investments offset the lower balances of cash available for investment. For the twelve months ended March 31, 1996, interest income was up over the same period in 1995, reflecting higher rates of interest earned on investments and the temporary investment of the proceeds from the Company's issuance of a new series of first mortgage bonds prior to the redemption of another series of first mortgage bonds. "Other-net" was higher during the 1995 periods due to the Company's share of the gain recognized from the sale of 248 railcars by the joint-owners of the Iatan Plant.

      Interest charges on first mortgage bonds increased in both current year periods due to additional issuances of the Company's First Mortgage Bonds. Other interest charges were down during the periods due to decreased levels of short-term borrowing.

Earnings

     For the first quarter of 1996, earnings per share of common stock were $0.20 compared to $0.28 earned during the first quarter of 1995. Earnings per common share for the twelve months ended March 31, 1996, were $1.09 compared to $1.33 earned during the same period last year. Increased revenues resulting from weather conditions favorable to increased Kwh sales, continued customer growth and the Missouri rate increase were more than offset by the increase in expenses discussed above, particularly purchased power expenses and higher fuel costs. Earnings per share also reflect decreased levels of AFUDC and the Company's issuance of 900,000 shares of common stock in April 1995.

     For the twelve months ended March 31, 1996, earnings per share of common stock were down due to the factors discussed above with respect to the first quarter of 1996, along with the one-time pre-tax charge of approximately $4.6 million related to the Company's enhanced voluntary early retirement program (which reduced earnings by approximately $0.19 per share), increased preferred stock dividend requirements resulting from the Company's issuance of preferred stock in a public offering in June 1994, and increased interest requirements resulting from the issuance of first mortgage bonds.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $9.9 million during the first quarter of 1996, compared to $14.1 million for the same period in 1995. During the first quarter of 1996, approximately 90% of construction expenditures and other funds requirements were satisfied internally from operations; the remainder was provided from the issuance of commercial paper, and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.

      The Company's construction expenditures are expected to total approximately $60.7 million in 1996, including approximately $21.7 million for additions to the Company's distribution system to meet projected increases in customer demand and approximately $15.7 million for new generating facilities.

      The Company currently estimates that internally generated funds will provide approximately one-half of the funds required for the remainder of its 1996 construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated funds. Subject to market and other conditions, the Company currently plans to issue first mortgage bonds during the second half of 1996. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.
      On April 9, 1996, the Company sold to the public in an underwritten offering 880,000 shares of its Common Stock. The net proceeds of the offering of approximately $15.0 million were added to the Company's general funds and used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of Common Stockholders was held on April 25, 1996.

(b) The following persons were re-elected Directors of the Company to serve until the 1999 Annual Meeting of Stockholders:

          M.F. Chubb,  Jr. (11,505,048 votes for; 188,110  withheld
          authority).
          R.L. Lamb  (11,531,132  votes  for;  162,026   withheld
          authority).
          R.E. Mayes (11,505,956 votes for; 187,202 withheld authority).

     The term of office as Director of the following other Directors continued after the meeting: V. E. Brill, R. D. Hammons, R. C. Hartley, J. R. Herschend, F. E. Jeffries, M. W. McKinney and M.
     M. Posner.



Item 5.  Other Information.

      At March 31, 1996, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 2.86x and 2.31x, respectively. See Exhibit
(12) hereto.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)     Computation of Ratio and Earnings to Fixed  Charges  and
        Earnings  to  Combined  Fixed  Charges  and  Preferred   Stock
        Dividend Requirements.

     (27)    Financial Data Schedule for March 31, 1996

(b) No reports on Form 8-K were filed during the first quarter of 1996.

                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                              Registrant



                         By     R. B. Fancher
                            ---------------------
                                R. B. Fancher
                           Vice President - Finance




                         By     G. A. Knapp
                            ----------------------
                                G. A. Knapp
                    Controller and Assistant Treasurer

May 15, 1996