Form 10-Q
period 1996-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 1996-08-09
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      X   For the quarterly period ended June 30, 1996 or

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



  Common  stock outstanding as of August 1, 1996:   16,303,571
shares.

             THE EMPIRE DISTRICT ELECTRIC COMPANY



                             INDEX



                                                      Page Number

Part I -  Financial Information:

Item 1.   Financial Statements:

          a.  Statements of Income                                3

          b.  Balance Sheets                                      6

          c. Statements of Cash Flows                             7

          d. Notes to Financial Statements                        8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     9

Part  II  Other Information:
- -

Item 1.   Legal Proceedings - (none)

Item 2.   Changes in Securities - (none)

Item 3.   Defaults Upon Senior Securities - (none)

Item 4.   Submission of Matters to a Vote of Security Holders     14

Item 5.   Other Information                                       14

Item 6.   Exhibits and Reports on Form 8-K                        14

Signatures                                                        15

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF INCOME (UNAUDITED)
                                             Three Months Ended
                                                   June 30,
                                             1996           1995
Operating revenues:
 Electric                                 $47,347,988    $42,226,197
 Water                                        258,315        238,752
                                           47,606,303     42,464,949
Operating revenue deductions:
 Operating expenses:
  Fuel                                      7,270,682      6,814,283
  Purchased power                          12,694,375      8,339,702
  Other                                     7,202,533      7,827,310
 Total operating expenses                  27,167,590     22,981,295

 Maintenance and repairs                    4,379,212      3,374,389
 Depreciation and amortization              5,356,981      4,826,221
 Provision for income taxes                 1,498,050      1,803,790
 Other taxes                                2,821,125      2,475,626
                                           41,222,958     35,461,321

Operating income                            6,383,345      7,003,628
Other income and deductions:
    Allowance for equity funds used           162,653        336,502
during construction
  Interest income                              46,862        140,047
  Other - net                                 (47,449)       (91,125)
                                              162,066        385,424
Income before interest charges              6,545,411      7,389,052
Interest charges:
  Long-term debt                            3,695,737      3,873,631
  Commercial paper                             59,449         99,988
    Allowance for borrowed funds used        (143,518)      (400,971)
during construction
  Other                                        82,789         84,633
                                            3,694,457      3,657,281
Net income                                  2,850,954      3,731,771
Preferred stock dividend requirements         604,085        604,085
Net income applicable to common stock      $2,246,869     $3,127,686

Weighted average number of common          16,119,268     14,697,172
shares outstanding

Earnings per weighted average share of       $ 0.14         $ 0.21
common stock

Dividends per share of common stock          $ 0.32         $ 0.32

<FOOTNOTE)
See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                              Six Months Ended
                                                   June 30,
                                             1996           1995
Operating revenues:
 Electric                                 $94,730,538    $84,860,719
 Water                                        515,828        472,861
                                           95,246,366     84,860,580
Operating revenue deductions:
 Operating expenses:
  Fuel                                     15,910,399     14,205,348
  Purchased power                          23,796,300     16,238,250
  Other                                    14,674,663     15,449,432
 Total operating expenses                  54,381,362     45,893,030

 Maintenance and repairs                    7,141,861      6,192,899
 Depreciation and amortization             10,639,395      9,498,930
 Provision for income taxes                 3,493,660      3,820,545
 Other taxes                                5,822,142      5,004,243
                                           81,478,420     70,409,647

Operating income                           13,767,946     14,450,933
Other income and deductions:
   Allowance for equity funds used during     305,753        739,947
construction
 Interest income                               73,712        169,192
 Other - net                                 (162,696)       (40,665)
                                              216,769        868,474
Income before interest charges             13,984,715     15,319,407
Interest charges:
 Long-term debt                             7,391,474      7,466,347
 Commercial paper                             236,960        372,044
   Allowance for borrowed funds used         (285,948)      (959,498)
during construction
 Other                                        144,607        142,754
                                            7,487,093      7,021,647
Net income                                  6,497,622      8,297,760
Preferred stock dividend requirements       1,208,170      1,208,170
Net income applicable to common stock      $5,289,452     $7,089,590

Weighted average number of common          15,678,758     14,333,650
shares outstanding

Earnings per weighted average share of     $    0.34      $    0.49
common stock

Dividends per share of common stock        $    0.64      $    0.64

<FOOTNOTE>
See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                            Twelve Months Ended
                                                   June 30,
                                             1996           1995
Operating revenues:
 Electric                                $202,190,579   $178,380,726
 Water                                      1,033,268        968,822
                                          203,223,847    179,349,548
Operating revenue deductions:
 Operating expenses:
  Fuel                                     33,630,244     30,259,513
  Purchased power                          43,674,228     33,246,801
  Other                                    32,427,109     31,270,066
  Voluntary early retirement program        4,583,188              -
 Total operating expenses                 114,314,769     94,776,380

 Maintenance and repairs                   13,734,452     12,183,558
 Depreciation and amortization             20,991,164     18,714,344
 Provision for income taxes                10,093,115     10,478,075
 Other taxes                               11,622,750     10,167,619
                                          170,756,250    146,319,976

Operating income                           32,467,597     33,029,572
Other income and deductions:
  Allowance for equity funds used during      635,584      1,146,432
construction
 Interest income                              156,012        244,977
 Other - net                                 (322,981)      (186,399)
                                              468,615      1,205,010
Income before interest charges             32,936,212     34,234,582
Interest charges:
 Long-term debt                            14,783,791     14,072,923
 Commercial paper                             367,639        725,086
  Allowance for borrowed funds used          (495,255)    (1,656,722)
during construction
 Other                                        282,350        260,995
                                           14,938,525     13,402,282
Net income                                 17,997,687     20,832,300
Preferred stock dividend requirements       2,416,340      2,416,340
Net income applicable to common stock     $15,581,347    $18,415,960

Weighted average number of common          15,398,696     14,080,338
shares outstanding

Earnings per weighted average share of     $    1.01      $    1.31
common stock

Dividends per share of common stock        $    1.28      $    1.28

<FOOTNOTE>
See accompanying Notes to Financial Statements.

BALANCE SHEETS
                                          June 30,
                                            1996       December 31,
                                         (Unaudited)       1995
ASSETS
 Utility plant, at original cost:
  Electric                               $699,297,837   $677,583,831
  Water                                     5,180,059      5,073,019
  Construction work in progress            15,647,634     16,303,408
                                          720,125,530    698,960,258
  Accumulated depreciation                232,907,238    223,268,355
                                          487,218,292    475,691,903
 Current assets:
  Cash and cash equivalents                 3,911,109      3,816,776
  Accounts receivable - trade, net         13,848,860     12,512,800
  Accrued unbilled revenues                 7,326,048      6,579,858
  Accounts receivable - other               1,586,502      1,745,999
  Fuel, materials and supplies             14,989,933     14,511,898
  Prepaid expenses                            763,047        682,413
                                           42,425,499     39,849,744
 Deferred charges:
  Regulatory asset                         25,688,005     25,589,864
  Unamortized debt expenses                14,121,850     14,546,428
  Other                                     4,277,967      1,690,334
                                           44,087,822     41,826,626
   Total Assets                          $573,731,613   $557,368,273

CAPITALIZATION AND LIABILITIES:
  Common stock, $1 par value, 16,293,126
and 15,215,933 shares issued and
outstanding, respectively                 $16,293,126    $15,215,933
 Capital in excess of par value           142,536,113    125,690,842
 Retained earnings (Note 2)                47,454,495     52,230,584
   Total common stockholders' equity      206,283,734    193,137,359
 Preferred stock                           32,901,800     32,901,800
 Long-term debt                           194,712,746    194,704,814
                                          433,898,280    420,743,973
 Current liabilities:
    Accounts payable and accrued           13,373,762     14,308,497
liabilities
  Commercial paper                         13,000,000     14,000,000
  Customer deposits                         2,633,726      2,516,903
  Interest accrued                          3,430,777      3,354,668
    Taxes accrued, including income taxes   5,574,222      1,486,304
                                           38,012,487     35,666,372
  Noncurrent liabilities and deferred
credits:
  Regulatory liability                     19,158,375     19,680,363
  Deferred income taxes                    61,998,392     60,495,301
  Unamortized investment tax credits        9,970,370     10,141,000
    Postretirement benefits other than      4,359,879      4,343,938
pensions
  Other                                     6,333,830      6,297,326
                                          101,820,846    100,957,928
  Total Capitalization and Liabilities   $573,731,613   $557,368,273

<FOOTNOTE>
See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              Six Months Ended
                                                  June 30,
                                            1996           1995*
Operating activities:
 Net income                                $6,497,622     $8,297,760
 Adjustments to reconcile net income to
  cash flows:
  Depreciation and amortization            11,204,183     10,056,015
  Deferred income taxes - net                 767,409        925,577
  Investment tax credit - net                (170,630)      (196,720)
  Allowance for equity funds used
   during construction                       (305,753)      (739,947)
  Issuance of common stock for 401(k)
    plan                                      319,578        332,584
  Other                                     1,554,682      1,865,344
  Cash flows impacted by changes in:
    Receivables and accrued unbilled
      revenues                             (1,922,753)       282,126
    Fuel, materials and supplies             (478,035)    (1,681,657)
    Prepaid expenses and deferred
      charges                              (2,135,212)        63,921
    Accounts payable and accrued
      liabilities                            (934,735)       601,341
    Customer deposits, interest and
      taxes accrued                         4,280,850      2,823,364
    Other liabilities and deferred
      credits                              (1,487,229)    (2,021,869)

Net cash provided by operating activities  17,189,977     20,607,839

Investing activities:
  Construction expenditures               (22,730,571)   (28,301,277)
  Allowance for equity funds used
    during construction                       305,753        739,947

Net cash used in investing activities     (22,424,818)   (27,561,330)

Financing activities:
  Proceeds from issuance of first
    mortgage bonds                                  -     40,000,000
  Proceeds from issuance of common
    stock                                  17,602,886     17,574,438
  Dividends                               (11,273,711)   (10,470,821)
  Repayment of first mortgage bonds                 -    (30,125,000)
  Premium paid on extinguished debt                 -     (1,500,000)
  Payment of debt issue costs                       -       (548,488)
  Net issuances from short-term
    borrowings                             (1,000,000)    (8,000,000)

Net cash provided by financing
  activities                                5,329,175      6,930,129

Net increase (decrease) in cash and
  cash equivalents                             94,334        (23,362)

Cash and cash equivalents at beginning
  of period                                 3,816,775      3,362,653

Cash and cash equivalents at end of
  period                                   $3,911,109     $3,339,291


*Certain reclassifications have been made to conform with current year reporting methodology.

<FOOTNOTE>
See accompanying Notes to Financial Statements.

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

Note 2 - Retained Earnings
 Balance at January 1, 1996                         $52,230,584
  Changes January 1 through March 31:
   Net Income                                         3,646,668
  Quarterly cash dividends on common stock:
   $0.32 per share                                   (4,872,395)
  Quarterly cash dividends on preferred stock:
   8-1/8% cumulative - $0.203125 per share             (507,813)
   5% cumulative - $0.125 per share                     (48,772)
   4-3/4% cumulative - $0.11875 per share               (47,500)
 Total changes January 1 through March 31            (1,829,812)

 Balance April 1, 1996                               50,400,772
  Changes April 1 through June 30:
   Net Income                                         2,850,954
  Quarterly cash dividends on common stock:
   $0.32 per share                                   (5,193,146)
  Quarterly cash dividends on preferred stock:
   8-1/8% cumulative - $0.203125                       (507,812)
   5% cumulative - $0.125 per share                     (48,773)
   4-3/4% cumulative - $0.11875 per share               (47,500)
 Total changes April 1 through June 30               (2,946,277)

 Balance June 30, 1996                              $47,454,495

Item 2. Management's  Discussion and Analysis  of  Financial
        Condition and Results of Operations


RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 1996, compared to the same periods ended June 30, 1995.

Operating Revenues and Kilowatt-Hour Sales

     The Company's total electric operating revenues increased approximately $5.1 million (12.1%) during the second quarter of 1996 compared to the second quarter of 1995. Approximately 39% of total electric operating revenues during the second quarter of 1996 were from residential customers, 31% from commercial, 19% from industrial, 5% from wholesale on-system customers and 2% from wholesale off-system customers. The remainder of such revenues was derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                                Operating
                         Kwh Sales              Revenues
                             Six  Twelve           Six   Twelve
                   Second  Months Months  Second Months  Months
                   Quarter  Ended  Ended  Quarter Ended   Ended
 Residential       15.7%   16.5%   16.1%   14.1%   14.3%   17.0%
 Commercial        12.8    12.9    12.3    11.0    11.8    13.8
 Industrial         7.2     6.2     5.1     8.9     7.6     7.8
 Wholesale On-
  System           10.5    9.2     7.6     23.0    20.6    14.0
   Total System    11.8    12.2    11.4    12.2    12.4    14.0

      Residential Kwh sales and operating revenue increased substantially during the second quarter of 1996 compared to the same period of 1995, primarily due to weather conditions which were significantly warmer than those experienced during the second quarter of 1995, when temperatures were much cooler than average. An increase of 2.3% in the average number of residential customers served over the same period a year ago also contributed to the increase in Kwh sales and related revenue. Residential revenues were also positively affected by the increase in Missouri rates which became effective November 15, 1995.
      Commercial Kwh sales and operating revenue increased during the quarter reflecting the warmer temperatures and an increase of 3.6% in the average number of commercial customers served over the same period last year. Both commercial and industrial Kwh sales and related revenues were positively affected by continuing increases in business activity throughout the Company's service territory. The increase in industrial revenues was due in part to the November 1995 increase in Missouri rates.
      Residential and commercial Kwh sales increased more than the corresponding increases in revenues during the quarter and six-months ended June 30, 1996 due to the effect of changes in the Company's rate design as a result of its 1994 Missouri rate increase. This restructuring resulted in, among other things, the shifting of revenue from winter billing periods to summer billing periods.
      On-system wholesale Kwh sales were up during the period reflecting the weather conditions discussed above. The larger percentage increase in revenues associated with these FERC regulated sales resulted from the operation of the fuel adjustment clause applicable to such sales, which permits the pass through to customers of higher fuel and purchased power costs.

      For the six and twelve months ended June 30, 1996, Kwh sales to and operating revenues from the Company's on-system customers were up over the year earlier periods, primarily as a result of the warmer temperatures experienced during June 1996 compared to the cooler than normal weather during the second quarter of 1995, and also reflecting significantly colder weather during the first quarter of 1996, significant customer growth throughout the Company's service territory and the effect of electric rate increases in Missouri in 1994 and 1995.
      In addition to sales to its own customers, the Company also sells power to other utilities to the extent it is available, and provides transmission service through its system for transactions between other energy suppliers. For the second quarter of 1996, revenues from such transactions
amounted   to   approximately  $1.7  million,  compared   with
approximately $1.6 million during the second quarter of 1995. For the six months ended June 30, 1996, revenues from such off-system transactions were approximately $3.1 million, compared with approximately $2.8 million during the six months ended
June 30, 1995. For the twelve months ended June 30, 1996, revenues from such off-system transactions were approximately $6.5 million, compared with approximately $6.6 million during the twelve months ended June 30, 1995. The increase in revenue from off-system transactions during the three-month and six-month ended current periods was due primarily to an increase in transmission service transactions through the Western Systems Power Pool, of which the Company is a member.
      On August 1, 1996, the Company filed a request with the Missouri Public Service Commission for an interim increase in rates for its Missouri electric customers in the amount of $4,018,071, or 2.4% to allow the Company to recover higher expenses resulting from natural gas prices and purchased power prices in 1996 which have been significantly higher than the levels contemplated by the Company's existing rates. The Company cannot predict the extent of any increase which might be granted as a result of this filing. The Company currently anticipates filing for permanent rate relief in Missouri and in its other jurisdictions later in 1996.

Operating Revenue Deductions

      During the second quarter of 1996, total operating and maintenance expenses increased approximately $5.2 million (19.7%) compared to the same period last year. Purchased power costs were up approximately $4.4 million (52.2%) during the second quarter of 1996. The amount of power the Company purchased during the second quarter of 1996 was significantly higher than that purchased during the same period last year, primarily due to increased purchases to meet the higher customer demand discussed above, particularly during an extended maintenance outage at the Company's Asbury Plant. The maintenance outage, which was a major five-year turbine inspection normally scheduled to last approximately six weeks, began on March 22 and was extended until June 1. During the inspection, extensive work was performed on the boiler, turbine and related equipment, including replacement of blading on the high pressure and intermediate pressure rotors. To avoid further extension of the outage, blade replacement on the low pressure rotor will be performed during scheduled spring maintenance in 1997. In addition, purchased power during the second quarter of 1996 was more expensive than in the same period last year. Reduced generation at the Company's Ozark Beach Hydro Plant during the second quarter compared to the same period last year due to low lake levels also contributed to the need for additional purchased energy.
      Total fuel costs were approximately $0.5 million (6.7%) higher during the second quarter of 1996, reflecting primarily the increased generation from higher-cost, gas-fired combustion turbine units at the Riverton, Energy Center and State Line Plants during periods of high customer demand during the Asbury outage. In addition, natural gas prices were considerably higher than in the same period last year.
      Other operating expenses decreased approximately $0.6 million (8.0%) during the second quarter, due primarily to lower general and administrative costs. Such amounts for the second quarter of 1995 were higher due to expenses in connection with the Company's 1995 Competitive Positioning Process ("CPP") and the proceedings relating to the proposed purchase of energy from Ahlstrom Development Corporation.

Maintenance and repairs expense increased approximately $1.0 million (29.8%) during the period, primarily due to increased
distribution   system  maintenance  and   increased   expenses
associated with the Asbury maintenance outage discussed above. Distribution system maintenance expenses were approximately $0.8 million (60.2%) higher during the period, primarily due to repairs associated with damage from a wind storm. On April 28, 1996 a major wind storm caused extensive damage throughout
the   Company's   service  territory,  requiring   maintenance
expenses   of   approximately   $0.7   million   and   capital
expenditures of approximately $0.3 million to restore the Company's system. Costs related to the Asbury five-year turbine inspection were deferred and will be amortized over a five-year period.
       Depreciation   and   amortization   expense   increased
approximately $0.5 million (11.0%) during the second quarter of 1996 due to increased levels of plant and equipment placed in service, particularly at the Company's State Line Power Plant. Total income taxes declined due primarily to lower taxable income during the current period. Other taxes were up
approximately   $0.3  million  (14.0%)  during   the   quarter
reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.
      For the six months ended June 30, 1996, total operating and maintenance expenses were up approximately $9.4 million (18.1%) compared to the same period last year. Total purchased power costs increased $7.6 million (46.5%) during the period, due primarily to the reduced availability of the Company's
Asbury   Plant  discussed  above.  In  addition,  periods   of
extremely cold weather during January and February of this year caused the Company's suppliers to curtail the delivery of natural gas to the Company and other utilities in the region, and also resulted in the decreased availability of low-cost nuclear and hydro-generated power from other utilities. These factors contributed to higher demand and a tight market for purchased energy and resulted in significantly higher prices during the period. Total fuel costs increased approximately
$1.7   million  (12.0%)  during  the  six-month  period,   due
primarily to the increased generation from higher-cost, gas-fired combustion turbine units at the Riverton, Energy Center and State Line Plants during periods of high customer demand during the Asbury outage Fuel costs were also impacted by the use of higher cost fuel oil at the Energy Center and Riverton Power Plant during periods of extremely cold weather when natural gas supplies were curtailed. In addition, natural gas prices were considerably higher during the second quarter of 1996 compared to the same period of 1995.
     Other operating expenses during the six months ended June 30, 1996 decreased approximately $0.8 million (5.0%) compared to the same period in 1995, due primarily to the lower general and administrative costs discussed above. Maintenance and repairs expense increased $0.9 million (15.3%), due primarily to the increased maintenance performed on the Company's distribution system and Asbury Plant, as discussed above. Total provision for income taxes decreased due to lower taxable income. Other taxes increased approximately $0.8 million (16.3%) during the period for the same reasons as discussed in the second quarter results.
      For  the  twelve  months  ended  June  30,  1996,  total
operating and maintenance expenses increased approximately $21.1 million (19.7%) ($16.5 million, or 15.4% exclusive of the one-time charge relating to the Company's voluntary early retirement program) when compared to the same period ended
June   30,   1995.  Total  purchased  power  costs   were   up
approximately  $10.4  million (31.4%). Purchased  power  costs
were   substantially  higher  due  primarily  to  the  factors
discussed for the second quarter and six months ended June 30, 1996, along with increased purchases of higher-cost energy needed to meet increased customer demand resulting from the warm summer temperatures experienced during 1995. Fuel costs increased approximately $3.4 million (11.1%) during the twelve-month ending period, due primarily to the factors discussed for the second quarter and six months ended June 30, 1996, along with a substantial increase in generation from higher-cost, gas-fired combustion turbine units following completion of the conversion of the Company's Energy Center to utilize gas as a primary fuel, as well as the commercial availability of the State Line Power Plant.

      Other operating expenses during the twelve months ended June 30, 1996 increased approximately $5.7 million (18.4%) compared to the same period last year, due primarily to higher general and administrative costs associated with the CPP, the proceedings relating to the proposed purchase of energy from Ahlstrom Development Corporation, additional costs related to FAS 106 and increased customer accounts expense.  During  the  third  quarter  of  1995,  the  Company incurred a one-time pre-tax charge of approximately $4.6 million related to the implementation and acceptance by qualifying employees of an enhanced voluntary early retirement program. Maintenance and repair expense increased approximately $1.6 million (12.7%) during the period, due primarily to the same factors discussed for the second quarter and six months ended June 30, 1996. Depreciation and amortization expense increased due to the additional plant and equipment placed in service. Total provision for income taxes decreased during the period due to lower taxable income.

Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") decreased significantly during each of the periods presented compared to prior year levels, reflecting lower levels of construction work in progress, particularly due to completion of the Company's State Line Power Plant in May 1995.
      Interest income decreased during each of the periods ended June 30, 1996, primarily reflecting lower balances of cash available for investment. Interest charges on first mortgage bonds increased during the twelve-month period due to additional issuances of the Company's First Mortgage Bonds. Other interest charges were down during the periods due to decreased levels of short-term borrowing.

Earnings

     Earnings per share of common stock for the second quarter of 1996 were $0.14 compared to $0.21 earned during the second quarter of 1995. Earnings per common share for the first six months of 1996 were $0.34 compared to $0.49 earned during the first six months of 1995. Increased revenues resulting from weather conditions favorable to increased Kwh sales, customer growth and the 1995 Missouri rate increase were more than offset by the increase in expenses discussed above, particularly increases in purchased power expenses, fuel costs and distribution system maintenance expenses, as well as decreased levels of AFUDC. Earnings per share also reflect the Company's issuance of 880,000 shares of common stock in April 1996.
      For the twelve months ending June 30, 1996, earnings per share of common stock were $1.01 compared to $1.31 earned during the twelve months ending June 30, 1995. For the twelve month period, earnings per share of common stock were down due to the factors discussed above with respect to the second quarter and first six months of 1996, along with the one-time pre-tax charge of approximately $4.6 million related to the enhanced voluntary early retirement program, increased interest requirements resulting from the issuance of first mortgage bonds and the issuance of 900,000 shares of the Company's Common Stock on April 27, 1995.

Competition

   In accordance with FERC Orders No. 888 and 889, on July 9, 1996 the Company filed its open access transmission tariff with the FERC. This tariff, which is required to be filed by all electric utilities under FERC jurisdiction, makes the Company's transmission services available to all wholesale buyers and sellers under the same tariffs. The Company believes that the tariff will not have a material impact on its current operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $12.8 million during the second quarter of 1996, compared to $14.2 million for the same period in 1995. For the six months ended June 30, 1996, construction-related expenditures totaled $22.7 million compared to $28.3 million for the same period in 1995. Approximately one-fourth of construction expenditures for the first six months of 1996 were satisfied internally from operations; the remainder was provided from the sale to the public of the Company's common stock, the issuance of commercial paper and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan. On April 9, 1996, the Company sold to the public in an underwritten offering 880,000 shares of its Common Stock. The net proceeds of the offering of approximately $15.0 million were added to the Company's general funds which were used to repay short-term indebtedness and for expenses incurred in connection with the Company's construction program.
      The Company's construction expenditures are expected to total approximately $60.7 million in 1996, including approximately $21.7 million for additions to the Company's distribution system to meet projected increases in customer demand and approximately $15.7 million for new generating facilities.
      On August 5, 1996, the Company entered into an amendment to its existing agreement with Westinghouse to increase the aggregate megawatt capability of the second unit at the State Line Plant from 99 mw to 153 mw. The Company currently anticipates  that  this increase will add  approximately  $6.0 million to 1997 construction expenditures. This unit is currently scheduled for completion in May 1997.
      The Company estimates that internally generated funds will provide approximately one-half of the funds required for the remainder of its 1996 construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated funds. Subject to market and other conditions, the Company currently plans to issue First Mortgage Bonds during the second half of 1996. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of Common Stockholders was held on April 25, 1996.

(b) The following persons were re-elected Directors of the Company to serve until the 1999 Annual Meeting of
     Stockholders:

          M.  F.  Chubb,  Jr. (11,505,048 votes  for;  188,110
          withheld authority).
          R. L. Lamb (11,531,132 votes for; 162,026 withheld authority).
          R. E. Mayes (11,505,956 votes for; 187,202 withheld authority).

     The  term  of  office as Director of the following  other
     Directors continued after the meeting: V. E. Brill, R. D.
     Hammons,  R. C. Hartley, J. R. Herschend, F. E. Jeffries,
     M. W. McKinney and M. M. Posner.


Item 5.  Other Information.

     At June 30, 1996, the ratio of earnings to fixed charges, and the ratio of earnings to fixed charges and preferred stock dividend requirements, were 2.80x and 2.26x, respectively. See
Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (10) Amendment  to  The  Empire  District   Electric
          Company Change in Control Severance Pay Plan and revised Forms of Agreement.

     (12) Computation  of  Ratio  of  Earnings  to  Fixed
          Charges  and  Earnings to Combined Fixed  Charges  and
          Preferred Stock Dividend Requirements.

     (27) Financial Data Schedule.

(b) No reports on Form 8-K were filed during the second quarter of 1996.

                          SIGNATURES



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                                   Registrant



                         By          R. B. Fancher
                             -----------------------------
                                     R. B. Fancher
                                 Vice President - Finance



                         By           G. A. Knapp
                             ------------------------------
                                      G. A. Knapp
                           Controller and Assistant Treasurer
August 9, 1996