Form 10-K
period 1996-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 1997-03-18
CIK 32689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1996 or

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

                                                    Name of each
        Title of each class                         exchange on
                                                  which registered
    Common Stock ($1 par value)                    New York Stock
                                                      Exchange
 5% Cumulative Preferred Stock ($10                New York Stock
             par value)                               Exchange
 4-3/4% Cumulative Preferred Stock                 New York Stock
          ($10 par value)                             Exchange
  Preference Stock Purchase Rights                 New York Stock
                                                      Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As  of  March  3,  1997,  16,448,309 shares  of  common  stock  were outstanding. Based upon the closing price on the New York Stock Exchange on March 3, 1997, the aggregate market value of the common stock of the Company held by nonaffiliates was approximately $306,349,755.

  The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

     The Company's proxy                 Part of Item 10 of Part III
      statement, filed pursuant
     to Regulation 14A under the          All of Item 11 of Part III
      Securities Exchange
     Act of 1934, for its 1996           Part of Item 12 of Part III
      Annual Meeting of
     Stockholders to be held on           All of Item 13 of Part III
      April 24, 1997.

TABLE OF CONTENTS

                                                                          Page
PART I

ITEM 1.   BUSINESS                                                          3
          General                                                           3
          Electric Generating Facilities and Capacity                       3
          Construction Program                                              4
          Fuel                                                              5
          Employees                                                         6
          Electric Operating Statistics                                     7
          Executive Officers and Other Officers of the Registrant           8
          Regulation                                                        8
            General                                                         8
            Rates                                                           8
            Fuel Adjustment Clauses                                         9
          Environmental Matters                                             9
          Conditions Respecting Financing                                   10
ITEM 2.   PROPERTIES                                                        10
ITEM 3.   LEGAL PROCEEDINGS                                                 11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED             12
          STOCKHOLDER MATTERS
ITEM 6.   SELECTED FINANCIAL DATA                                           13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                             14
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       20
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                              37


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                37
ITEM 11.  EXECUTIVE COMPENSATION                                            37
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    37
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    37


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  38
SIGNATURES                                                                 41
INDEX TO EXHIBITS                                                          42

PART I

ITEM 1. BUSINESS

General
      The Empire District Electric Company (the "Company"), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. The Company also provides water service to three towns in Missouri. In 1996, 99.5% of the Company's gross operating revenues were provided from the sale of electricity and 0.5% from the sale of water.
      The territory served by the Company's electric operations embraces an area of about 10,000 square miles with a population of over 330,000. The service territory is located principally in Southwestern Missouri and also includes smaller areas in Southeastern Kansas, Northeastern Oklahoma and Northwestern Arkansas. The principal activities of these areas are industry, agriculture and tourism. Of the Company's total 1996 retail electric revenues, approximately 87% came from Missouri customers, 6% from Kansas customers, 4% from Oklahoma customers and 3% from Arkansas customers.
       The Company supplies electric service at retail to 119 incorporated communities and to various unincorporated areas and at wholesale to four municipally-owned distribution systems and two rural electric cooperatives. The largest urban area served by the Company is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 135,000. The Company operates under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 41% of the Company's electric operating revenues in 1996 were derived from incorporated communities with franchises having at least ten years remaining and approximately 24% were derived from incorporated communities in which the Company's franchises have remaining terms of ten years or less. Although the Company's franchises contain no renewal provisions, in recent years the Company has obtained renewals of all of its expiring franchises prior to the expiration dates.
     The Company's electric operating revenues in 1996 were derived as follows: residential 42%, commercial 30%, industrial 17%, wholesale 7% and other 4%. Producers of food and kindred products accounted for approximately 5% of electric revenues in 1996. The Company's largest single on-system wholesale customer is the city of Monett, Missouri, which in 1996 accounted for approximately 3% of electric revenues. No single retail customer accounted for more than 1% of electric revenues in 1996.
     During 1996, the Company made an investment of approximately $2.7 million in fiber optics cable and equipment which the Company plans to lease to other entities and use in its own operations.

Electric Generating Facilities and Capacity
      At December 31, 1996, the Company's generating plants consisted of the Asbury Plant (aggregate generating capacity of 211 megawatts), the Riverton Plant (aggregate generating capacity of 136 megawatts), the Empire Energy Center (aggregate generating capacity of 180 megawatts), the State Line Power Plant (aggregate generating capacity of 101 megawatts) and the Ozark Beach Hydroelectric Plant (aggregate generating capacity of 16 megawatts). The Company also has a 12% ownership interest (80 megawatt capacity) in Unit No. 1 at the Iatan Generating Station. See Item 2, "Properties - Electric Facilities" for further information about these plants and another plant under construction. The Company is currently constructing a 152 megawatt Unit No. 2 at the State Line Power Plant which will increase total owned capacity to 876 megawatts. The Company currently anticipates that Unit No. 2 will be operational by May 31, 1997.

      The Company and the ten other power suppliers in Kansas and Western Missouri who comprise the MOKAN Power Pool have agreed to share reserve capacity and provide emergency standby services for fellow members. Pool members participate in studies for long-range generation and transmission facilities requirements. Pursuant to the MOKAN agreement, the Company is obligated annually to maintain a capacity margin of not less than 15.3%. Effective June 1, 1997, the capacity margin will be reduced to 13.04%. The Company is also a member of the Southwest Power Pool, a regional division of the North American Electric Reliability Council, and the Western Systems Power Pool, a marketing pool which facilitates the purchase and sale of power among members.
      The Company currently supplements its on-system generating capacity with purchases of capacity and energy from neighboring utilities in order to meet the demands of its customers and the capacity margins applicable to it under the MOKAN agreement. The Company has entered into agreements for such purchases with Associated Electric Cooperative, Inc. ("AEC"), Kansas Gas & Electric ("KG&E"), Public Service Company of Oklahoma ("PSO"), Southwestern Electric Power Company ("SWEPCO") and Southwestern Public Service Company ("SPS") for periods into the year 2000. In addition, the Company has an agreement with Western Resources ("WR") for the purchase of capacity and energy through May 31, 2010. The amount of capacity purchased under these contracts reflects the Company's on-system capacity and its current expectation of the future power needs of its service territory. The following chart sets forth the Company's purchase commitments and anticipated owned capacity (in megawatts) during the indicated contract years (which run from June 1 to May 31 of the following year). The reduction in purchased power commitment in 2001 is the result of the expiration of the long-term AEC purchase contract on May 21, 2001.

                        Purchased   Anticipated
             Contract     Power        Owned
               Year    Commitment    Capacity     Total
               1994        267          657        924
               1995        225          737        962
               1996        290          724        1014
               1997        210          876        1086
               1998        230          876        1106
               1999        255          876        1131
               2000        287          876        1163
               2001        222          876        1098

The charges for capacity purchases under the contracts referred to above during calendar year 1996 amounted to approximately $12.6 million. Minimum charges for capacity purchases under such contracts total approximately $88.6 million for the period June 1, 1997, through May 31, 2002.
      The maximum hourly demand on the Company's system reached a new record high of 842 megawatts on August 6, 1996. The Company's previous record peak of 815 megawatts was established in August 1995. The maximum hourly winter demand during 1996 was 802 megawatts which occurred on December 19, 1996.

Construction Program
      Total gross property additions (including construction work in progress) for the three years ended December 31, 1996, amounted to
$182.9  million,  and retirements during the same period  amounted  to
$13.4 million.
      The Company's total construction-related expenditures, including allowance for funds used during construction ("AFUDC"), were $62.1 million in 1996 and for the next three years are estimated for planning purposes to be as follows:

                                     Estimated Construction
                                          Expenditures
                                     (amounts in millions)
                                 1997     1998    1999    Total
   New generating facilities    $11.9    $0.0     $0.0   $11.9
   Additions to existing
   generating facilities          7.9     5.9      7.4    21.2
   Transmission facilities        9.0     5.2      2.9    17.1
   Distribution  system          22.2    19.8     20.1    62.1
   additions
   General and other              4.3     5.8      2.6    12.7
   additions
      Total                     $55.3   $36.7    $33.0  $125.0

      The Company's projected construction plan for 1997 includes expenditures for the completion of a 152 megawatt gas-fired combustion turbine unit to be placed in service by May 31, 1997 at the Company's State Line Power Plant, west of Joplin, Missouri. The Company believes that upon completion of this unit, existing generating facilities, suplemented with purchased power, will provide the Company with substantially all of its anticipated energy needs through 1999. Accordingly, the Company has no current plans to construct additional generating facilities. Additions to the Company's transmission and distribution systems to meet projected increases in customer demand constitute the majority of the remainder of the projected construction expenditures for the three-year period.
      The Company's estimated construction expenditures are reviewed and adjusted for, among other things, revised estimates of future capacity needs, the cost of funds necessary for construction and the availability and cost of alternative power. Actual construction expenditures may vary significantly from the estimates due to a number of factors including changes in equipment delivery schedules, changes in customer requirements, construction delays, ability to raise capital, environmental matters, the extent to which the Company receives timely and adequate rate increases, the extent of competition from independent power producers and co-generators, other changes in
business   conditions  and  changes  in  legislation  and  regulation, including regulations governing the wheeling of power. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition" and "- Regulation" below.

Fuel
      Coal supplied approximately 93.0% of the Company's total fuel requirements in 1996 based on kilowatt-hours generated. The remainder was supplied by natural gas (6.5%) and oil (0.5%).
      The Company's Asbury Plant is fueled primarily by coal with oil being used as startup fuel. The Plant is currently burning a coal blend consisting of approximately 90% Western coal and 10% local coal on a tonnage basis. Under normal conditions, the Company's targeted coal inventory supply at Asbury is approximately 45 days. As of December 31, 1996, the Company had sufficient coal on hand to supply anticipated requirements at Asbury for 46 days.
      The Company's Riverton Plant fuel requirements are primarily met by coal with the remainder supplied by natural gas and oil. The
Riverton Plant is currently burning a coal blend consisting of approximately 70% Western coal and 30% local coal on a tonnage basis. Under normal conditions, the Company's targeted coal inventory supply at Riverton is 45 days. As of December 31, 1996, the Company had coal supplies on hand to meet anticipated requirements at the Riverton Plant for 37 days.
      The Company has a long-term contract, expiring in 2004, with a subsidiary of Peabody Holding Company, Inc. for the supply of low sulfur Western coal to meet its requirements for such coal at the Asbury and Riverton Plants during the term of the contract. This Peabody coal is supplied from the Rochelle and North Antelope mines located in Campbell County, Wyoming, and is shipped from there to the Asbury Plant by rail, a distance of approximately 800 miles. The coal is delivered under a transportation contract with Western Railroad Properties, Inc., Union Pacific Railroad Company and The Kansas City Southern Railway Company. The Company owns one 125-car unit train which delivers Peabody coal to the Asbury Plant and leases additional railcars on an as needed basis to supplement inventory. The Company currently has an additional train leased through the end of May 1997 which has been sub-leased. The Peabody coal is transported from Asbury to Riverton via truck. Transportation costs account for over half of the cost of the Peabody coal. Anticipated requirements for local coal at both Plants are supplied under a coal supply agreement with the Mackie-Clemens Fuel Company which expires on December 31, 1999.
      The Company's Energy Center and State Line combustion turbine facilities are fueled primarily by natural gas with oil being used as a backup fuel. The Company's policy is to maintain a supply of oil at these facilities which would support full load operation for approximately three days. Based on current and projected fuel prices, it is expected that these facilities will continue to be operated primarily on natural gas.

      The Company has entered into a firm agreement with Williams Natural Gas Company for the transportation of natural gas to the Empire Energy Center, the State Line Power Plant or the Riverton Plant, as elected by the Company. The effective date of the agreement was December 31, 1996. The Company has rebrokered the agreement to Williams Energy Services through May 31, 1997. The Company's intent is to begin transporting natural gas under the agreement beginning June 1, 1997. The Company expects that its remaining gas transportation requirements, as well as the majority of its gas supply requirements, will be met by spot purchases. The Company historically has purchased natural gas on a monthly basis; and, on limited occasions, entered into agreements to purchase a specified quantity of natural gas at a specified price for a future month.
      Unit No. 1 at the Iatan Plant is a coal-fired generating unit which is jointly-owned by Kansas City Power & Light ("KCPL") (70%), St. Joseph Light & Power Company ("SJLP") (18%) and the Company (12%). Low sulfur Western coal in quantities sufficient to meet substantially all of Iatan's requirements is supplied under a long-term contract expiring on December 31, 2003, between the joint owners and the Arco Coal Company, a division of the Atlantic Richfield Company. The coal is transported by rail under a contract expiring on December 31, 2000, with Burlington Northern, Kansas City Southern Railway Company and the MO-KAN-TEX railroads. The remainder of Iatan Unit No. 1's requirements for coal are met with spot purchases.
      The following table sets forth a comparison of the cost, including transportation costs, per million btu of various types of fuels used in the Company's facilities:

                                    1996     1995     1994
            Coal - Iatan          $0.847   $0.822   $0.888
            Coal - Asbury          1.116    1.061    1.040
            Coal - Riverton        1.250    1.211    1.173
            Natural Gas            2.365    1.607    1.820
            Oil                    4.437    3.338    4.006

      The Company's weighted cost of fuel burned per kilowatt-hour generated was 1.403 cents in 1996, 1.255 cents in 1995 and 1.194 cents in 1994.

Employees
     At December 31, 1996, the Company had 618 full-time employees, of whom 333 were members of Local 1474 of The International Brotherhood of Electrical Workers ("IBEW"). On November 8, 1996, the Company signed a new three-year agreement with the IBEW expiring on October 31, 1999. The agreement provides, among other things, for a 3.0% increase in wages commencing on November 1, 1996, with additional minimum increases of 2.75% at November 1, 1997 and November 1, 1998. Non-union employees received substantially comparable increases in 1996.

ELECTRIC OPERATING STATISTICS (1)
                                   1996      1995      1994      1993      1992
Electric Operating Revenues
(000s):
  Residential (2)                 $86,014   $81,331   $71,977   $68,477   $59,645
  Commercial (2)                   61,811    58,430    54,052    50,264    45,264
  Industrial (2)                   35,213    32,637    31,317    28,880    26,596
  Public authorities                4,180     3,745     3,509     3,419     3,177
  Wholesale on-system               9,482     8,360     8,173     8,038     6,837
  Miscellaneous                     3,639     3,345     2,393     2,302     1,975
    Total system                  200,339   187,848   171,421   161,380   143,494
  Wholesale off-system              4,595     4,000     5,391     6,244     5,997
    Total electric operating     $204,934  $191,848  $176,812  $167,624  $149,491
revenues
Electricity generated and
purchased (000s of Kwh):
  Steam                         2,231,062 2,374,021 2,495,055 2,322,749 2,307,854
  Hydro                            62,860    71,302    83,556   102,673    77,644
  Combustion turbine              162,679   170,479    51,358    39,532     5,048
    Total generated             2,456,601 2,615,802 2,629,969 2,464,954 2,390,546
  Purchased                     1,968,898 1,540,816 1,394,470 1,443,410 1,119,025
    Total generated and         4,425,499 4,156,618 4,024,439 3,908,364 3,509,571
Interchange (net)                  (1,087)   (5,851)      630    11,266     2,657
    Total system input          4,424,412 4,150,767 4,025,069 3,919,630 3,512,228
Maximum hourly system demand      842,000   815,000   741,000   739,000   680,000
(Kw)
Owned capacity (end of period)    724,000   737,000   656,500   657,300   657,300
(Kw)
Annual load factor (%)              56.85     55.15     57.32     54.88     52.77
Electric sales (000s of Kwh):
  Residential                   1,440,512 1,350,340 1,264,721 1,248,482 1,068,595
  Commercial                    1,154,879 1,086,894 1,018,052   950,906   850,829
  Industrial                      923,730   859,017   827,067   760,737   695,271
  Public authorities               95,652    90,543    86,463    83,239    78,050
  Wholesale on-system             262,330   243,869   234,228   232,815   220,916
    Total system                3,877,103 3,630,663 3,430,531 3,276,179 2,913,661
  Wholesale off-system            219,814   213,590   304,554   366,729   360,251
    Total electric sales        4,096,917 3,844,253 3,735,085 3,642,908 3,273,912
Company use (000s of Kwh)           9,584     9,559     9,260     9,117     8,924
Lost and unaccounted for (000s    317,911   296,955   280,724   267,605   229,392
of Kwh)
    Total system input          4,424,412 4,150,767 4,025,069 3,919,630 3,512,228
Customers (average number of
monthly bills rendered):
  Residential                     115,116   112,605   109,032   105,079   101,943
  Commercial                       20,758    20,098    19,175    18,447    17,796
  Industrial                          346       339       318       283       267
  Public authorities                1,696     1,637     1,558     1,517     1,467
  Wholesale on-system                   7         7         7         7         7
    Total system                  137,923   134,686   130,090   125,333   121,480
  Wholesale off-system                  9         6         6         5         5
    Total                         137,932   134,692   130,096   125,338   121,485
Average annual sales per           12,514    11,992    11,600    11,881    10,482
residential customer (Kwh)
Average annual revenue per        $747.19   $722.27   $660.14   $651.67   $585.08
residential customer
Average residential revenue per   $0.0597   $0.0602   $0.0569   $0.0548   $0.0558
Kwh
Average commercial revenue per    $0.0535   $0.0538   $0.0531   $0.0529   $0.0532
Kwh
Average industrial revenue per    $0.0381   $0.0380   $0.0379   $0.0380   $0.0383
Kwh

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

Executive Officers and Other Officers of the Registrant
     The names of the officers of the Company, their ages and years of service with the Company as of December 31, 1996, positions held and effective date of such positions are presented below. Each of the executive officers of the Company has held executive officer or management positions within the Company for at least the last five years.

               Age at                                          With
                                                                the   Officer
Name           12/31/96  Positions with the Company           Company  since
                                                               since
R.L. Lamb*       64     President (1982), Director (1978)      1955     1974
M.W.             52     Executive Vice President -             1967     1982
McKinney**               Commercial Operations (1995),
                         Executive Vice President (1994),
                         Vice President - Customer Services
                         (1982), Director (1991)
V.E. Brill       55     Vice President - Energy Supply         1962     1975
                         (1995), Vice President - Finance
                         (1983), Director (1989)
R.B. Fancher     56     Vice President - Finance (1995),       1972     1984
                         Vice President - Corporate Services
                         (1984)
C.A. Stark       52     Vice President - General Services      1980     1995
                         (1995), Director of Corporate
                         Planning (1988)
D.W. Gibson      50     Director of Financial Services and     1979     1991
                         Assistant Secretary (1991),
                         Director of Financial and
                         Regulatory Accounting Services
                         (1987)
G.A. Knapp       45     Controller and Assistant Treasurer     1978     1983
                         (1983)
J.S. Watson      44     Secretary-Treasurer (1995),            1994     1995
                         Accounting Staff Specialist (1994)

<footnote>
*R.L. Lamb will retire from his position as President of the Company effective March 31, 1997. Mr. Lamb will continue as a Director of the Company.
**M.W. McKinney will become President and CEO of the Company effective April 1, 1997.

Regulation
      General. The Company, as a public utility, is subject to the jurisdiction of the Missouri Public Service Commission ("Missouri Commission"), the State Corporation Commission of the State of Kansas
("Kansas   Commission"),  the  Corporation  Commission   of   Oklahoma
("Oklahoma Commission") and the Arkansas Public Service Commission ("Arkansas Commission") with respect to services and facilities, rates and charges, accounting, valuation of property, depreciation and various other matters. With the exception of the Kansas Commission, each such Commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. Due to changes in Kansas law during 1996 regarding the regulation of securities issuances, Kansas no longer regulates the Company with
respect   to   such  issuances,  and  the  Federal  Energy  Regulatory
Commission ("FERC") will now have jurisdiction over the issuance of securities by the Company. The Company's transmission and sale at wholesale of electric energy in interstate commerce and its facilities are also subject to the jurisdiction of FERC under the Federal Power
Act. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale; the sale, lease or other disposition of such facilities and accounting matters. See discussion of FERC Orders 888 and 889 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition."
     The Company's Ozark Beach Hydroelectric Plant is operated under a license from FERC. See Item 2, "Properties - Electric Facilities." The Company is disputing a Headwater Benefits Determination Report it received from FERC on September 9, 1991. The report calculates an assessment to the Company for headwater benefits received at the Ozark
Beach Hydroelectric Plant for the period 1973 through 1990 in the amount of $705,724, and calculates an annual assessment thereafter of $42,914 for the years 1991 through 2011. The Company believes that the methodology used in making the assessment was incorrect and is contesting the determination. As of December 31, 1996, FERC had not responded to the comments filed by the Company on July 31, 1992. The Company is currently accruing an amount monthly equal to what it believes the correct assessment to be.
       During 1996, approximately 93% of the Company's electric operating revenues were received from retail customers. Approximately
87%, 6%, 4% and 3% of such retail revenues were derived from sales in Missouri, Kansas, Oklahoma and Arkansas, respectively. Sales subject to FERC jurisdiction represented approximately 7% of the Company's electric operating revenues during 1996.
     Rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Revenues and Kilowatt-Hour Sales" for information concerning recent electric rate proceedings.

      Fuel Adjustment Clauses. Fuel adjustment clauses permit changes in fuel costs to be passed along to customers without the need for a rate proceeding. Fuel adjustment clauses are not permitted under Missouri law. Pursuant to an agreement with the Kansas Commission, entered into in connection with a 1989 rate proceeding, a fuel adjustment clause is not applicable to the Company's retail electric sales in Kansas. Automatic fuel adjustment clauses are presently applicable to retail electric sales in Arkansas, Oklahoma and system wholesale kilowatt-hour sales under FERC jurisdiction. Any increases in fuel costs may be recovered in Missouri and Kansas only through rate filings made with the appropriate Commissions.

Environmental Matters
      The Company is subject to various federal, state, and local laws and regulations with respect to environmental matters. Items regulated include: air, water, hazardous waste, asbestos, PCB's and solid waste. The Company believes that its operations are in compliance with present laws and regulations.
      The 1990 Amendments to the Clean Air Act ("1990 Amendments") affect the Asbury, Riverton, and Iatan Power Plants. The Asbury Plant is a Phase I facility that became an affected unit on January 1, 1995. The Riverton Plant is classified as a Phase II facility and will become an affected unit on January 1, 2000. The Iatan Plant elected to withdraw as a Phase I substitution unit during 1996 and will become a Phase II affected unit on January 1, 2000.
      Under the 1990 Amendments, the amount of sulfur dioxide an affected unit can emit is regulated. Each affected unit has been awarded a specific number of emission allowances, each of which allows the holder to emit one ton of sulfur dioxide. Utilities covered by the 1990 Amendments must have emission allowances equal to the number of tons of sulfur dioxide emitted during a given year by each of their affected units. Allowances may be traded between plants, utilities or "banked" for future use. A market for the trading of emission allowances exists on the Chicago Board of Trade. The Environmental Protection Agency (the "EPA"), is withholding annually a percentage of the emission allowances awarded to each affected unit and selling those emission allowances through a direct auction. The Company receives compensation from the EPA for the allowances so withheld.
      In 1996, the Asbury Plant used approximately half of its available emission allowances. In the year 2000, the number of emission allowances that the Asbury Plant will receive each year is expected to decline by approximately one-half (before EPA withholding) and the Company anticipates (based on current operations) that the Plant will use slightly more allowances than the number available each year.
      Iatan Unit No. 1 did not receive or use allowances during 1996 because of their withdrawal as a substitution unit as discussed above. The unit will become an affected unit with respect to sulfur dioxide in the year 2000 and will be deficient on allowances by a margin of approximately 30% based on current operating conditions. These allowances will need to be supplied by the respective owners from present inventories of allowances or by the purchase of additional allowances.
       The Riverton Plant's level of emissions will require significantly more allowances than the number awarded to the Plant when the facility becomes an affected unit under the 1990 Amendments in the year 2000. The Company is evaluating various methods to achieve compliance with the Phase II requirements applicable to the Riverton Plant. These include using sulfur dioxide allowances from the Company's other plants, purchasing allowances from other sources, modifying certain equipment to permit the use of greater percentages of low sulfur coal, increasing the use of natural gas as a fuel at the Plant and purchasing additional power. As a result, the cost of achieving such compliance cannot be estimated at this time.
      The 1990 Amendments also contain limits on the rate of nitrogen oxide ("NOx") the Company's Iatan and Riverton Plants may emit. As currently operated, the Iatan Plant is in compliance with the NOx limits applicable to it under the 1990 Amendments. The Riverton Plant has modified operating procedures allowing the Plant to be able to comply with the current NOx standards. The Company has "early elected" the units to maintain the current limits of 0.50 and 0.45 lbs. NOx/mmbtu.
      The EPA revised the NOx regulations during 1996 to require cyclone units (such as Asbury) to maintain a limit of 0.86 lbs. NOx /mmbtu effective January 1, 2000. The Asbury Plant cannot meet this limit as it is currently operated. The Company is currently looking at the options available for compliance with this regulation. The Company in unable to estimate the cost of such compliance at this time, but such costs could be material.

      The Company operates under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line facilities are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required. Renewal of the Iatan and Riverton Power Plant permits took place in 1996.
      The current temporary storage of ash resulting from the burning of coal at the Company's power plants is in compliance with applicable regulations. In anticipation of permanent ash storage regulations, data is being collected on groundwater quality around the existing ash ponds. The Company has recently requested bids from consultants to develop an ash management study for the Company's Asbury and Riverton Plants where ash ponds are currently operated.
      Under Title 5 of the 1990 Amendments, the Company must obtain site operating permits for each of its plants from state authorities in the state in which each plant is located. These permits, which are valid for five years, regulate the plant site's total emissions; including emissions from stacks, individual pieces of equipment, road dust, coal dust and steam leaks. The Company will submit applications for these permits in 1997 in accordance with the 1990 Amendments of the Clean Air Act.

Conditions Respecting Financing
      The Company's Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the "Mortgage"), and its Restated Articles of Incorporation (the "Restated Articles"), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The Mortgage generally permits the issuance of additional bonds only if net earnings (as defined) for a specified twelve-month period are at least twice the annual interest requirements on all bonds at the time outstanding, including the additional issue and all indebtedness of prior rank. Under this test, on December 31, 1996, the Company could have issued under the Mortgage approximately $119.5 million principal amount of additional bonds (at an assumed interest rate of 7.2%). In addition to the interest coverage requirement, the Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At October 31, 1996, the Company had retired bonds and net property additions which would enable the issuance of at least $90.5 million principal amount of bonds.
      Under the Restated Articles, (a) additional cumulative preferred stock may be issued only if net income of the Company available for interest and dividends (as defined) for a specified twelve-month period is at least 1-1/2 times the sum of the annual interest requirements on all indebtedness and the annual dividend requirements on all cumulative preferred stock, to be outstanding immediately after the issuance of such additional shares, and (b) the amount of unsecured indebtedness outstanding may not exceed 20% of the sum of the outstanding secured indebtedness plus the capital and surplus of the Company. Under these restrictions, based on the twelve months ended December 31, 1996, the Company could issue shares of cumulative preferred stock with an aggregate par value of approximately $84.0 million (8-1/8% dividend rate assumed) and at December 31, 1996, the Company could incur maximum unsecured indebtedness of approximately $93.0 million.


ITEM 2. PROPERTIES

Electric Facilities
      At December 31, 1996, the Company owned generating facilities (including its interest in Iatan Unit No. 1) with an aggregate generating capacity of 724 megawatts.
      The principal electric generating plant of the Company is the Asbury Plant with 211 megawatts of generating capacity. The Plant, located near Asbury, Missouri, is a coal-fired generating station with two steam turbine generating units. The Plant presently accounts for approximately 29% of the Company's owned generating capacity and in 1996 accounted for approximately 46% of the energy generated by the Company and 25% of the total energy sold by the Company. Routine plant maintenance, during which the entire Plant is taken out of service, is scheduled once each year, normally for approximately four weeks in the spring. Every fifth year the spring outage is scheduled to be extended to a total of six weeks to permit inspection of the Unit No. 1 turbine. During 1996, the Company experienced such an outage which began on March 22 and was extended until June 1, during which extensive work was performed. The next such extended outage will occur in 2001. See Item 7 for additional information concerning the maintenance outage. Unit No. 2 is also on a five-year inspection schedule, however the unit can be overhauled without Unit No. 1 having to come off-line. When the Asbury Plant is out of service, the Company typically experiences increased purchased power and fuel costs associated with replacement energy.

      The Company's generating plant located at Riverton, Kansas, has two steam-electric generating units with an aggregate generating capacity of 92 megawatts and three gas-fired combustion turbine units with an aggregate generating capacity of 44 megawatts. The steam-electric generating units burn coal as a primary fuel and have the capability of burning natural gas.
      The Company owns a 12% undivided interest in the 670 megawatt coal-fired Unit No. 1 at the Iatan Generating Station located 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. The Company is entitled to 12% of the unit's available capacity and is obligated to pay for that percentage of the operating costs of the Unit. KCPL and SJLP own 70% and 18%, respectively, of the Unit. KCPL operates the unit for the joint owners. See Note 9 of "Notes to Financial Statements" under Item 8.
      The Company also has two combustion turbine peaking units at the Empire Energy Center in Jasper County, Missouri, with an aggregate generating capacity of 180 megawatts. During 1995 the Company converted these peaking units to operate on natural gas as well as oil as a source of fuel. During 1996, these generating units were re-rated, resulting in changes in previously reported capacities.
      The Company's State Line Power Plant, which is located west of Joplin, Missouri, currently consists of one 101 megawatt combustion turbine unit. This unit, which was placed in service in mid-1995, burns natural gas as a primary fuel and has the capability of burning oil. The Company is constructing a second combustion turbine totaling 152 megawatts at this site which is scheduled to be placed in service by May 31, 1997.
      The Company's hydroelectric generating plant, located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts, subject to river flow. The Company has a long-term license from FERC to operate this plant which forms Lake Taneycomo in Southwestern Missouri.
     At December 31, 1996, the Company's transmission system consisted of approximately 22 miles of 345 kV lines, 398 miles of 161 kV lines, 741 miles of 69 kV lines and 82 miles of 34.5 kV lines. Its distribution system consisted of approximately 5,904 miles of line.
     The electric generation stations owned by the Company are located on land owned in fee. The Company owns a 3% undivided interest as tenant in common with KCPL and SJLP in the land for the Iatan Generating Station. Substantially all the electric transmission and distribution facilities of the Company are located either (1) on property leased or owned in fee; (2) over streets, alleys, highways and other public places, under franchises or other rights; or (3) over private property by virtue of easements obtained from the record holders of title. Substantially all property, plant and equipment of the Company are subject to the Mortgage.

Water Facilities
      The Company also owns and operates water pumping facilities and distribution systems consisting of a total of approximately 72 miles of water mains in three communities in Missouri.

ITEM 3. LEGAL PROCEEDINGS

      No legal proceedings required to be disclosed by this Item are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      The Company's common stock is listed on the New York Stock Exchange. On March 3, 1997, there were 10,241 record holders of its common stock. The high and low sales prices for its common stock reported in The Wall Street Journal as New York Stock Exchange composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter of 1996 and 1995 were as follows:

                            Price of Common Stock         Dividends Paid
                           1996               1995           Per Share
                     High       Low       High      Low     1996    1995
   First Quarter   $19-3/8    $17-3/8    $17-5/8   $16      $0.32   $0.32
   Second Quarter   18-3/8     17-1/8     18        16       0.32    0.32
   Third Quarter    18-3/4     17-1/4     18-5/8    16-7/8   0.32    0.32
   Fourth Quarter   19-1/2     18-1/8     19-3/4    17-1/2   0.32    0.32

      Holders of the Company's common stock are entitled to dividends if, as, and when declared by the Board of Directors of the Company, out of funds legally available therefor, subject to the prior rights of holders of the Company's outstanding cumulative preferred stock and any preference stock.
      The Mortgage and the Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that the Company may not declare or pay any dividends (other than dividends payable in shares of its common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, its common stock if the cumulative aggregate amount thereof after August 31, 1944, (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to the rights and liabilities of the Company by a merger or consolidation. As of December 31, 1996, said dividend restriction did not affect any of the retained earnings of the Company.
      The Company's Dividend Reinvestment and Stock Purchase Plan (the "Reinvestment Plan") allows common and preferred stockholders to reinvest dividends of the Company into newly issued shares of the Company's common stock at 95% of a market price average calculated pursuant to the Reinvestment Plan. Stockholders may also purchase, for cash and within specified limits, additional stock at 100% of such market price average. The Company may elect to make shares purchased in the open market rather than newly issued shares available for purchase under the Reinvestment Plan. If the Company so elects, the purchase price to be paid by Reinvestment Plan participants will be 100% of the cost to the Company of such shares. Participants in the Reinvestment Plan do not pay commissions or service charges in connection with purchases under the Reinvestment Plan.
      The Company has a shareholders rights plan under which each of its common stockholders has one-half a Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group ("Acquiring Person")), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. See Note 4 of "Notes to Financial Statements" under Item 8 for further information.
      The By-laws of the Company provide that K.S.A. Sections 17-1286 through 17-1298, the Kansas Control Share Acquisitions Act, will not apply to control share acquisitions of the Company's capital stock.
      See Note 3 of "Notes to Financial Statements" under Item 8 for additional information regarding the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

                        1996        1995        1994        1993        1992
Operating revenues    $205,984    $192,838    $177,757    $168,439    $150,302
Operating income       $36,652     $33,151     $32,005     $29,291     $30,090
Total allowance for
funds used during       $1,420      $2,239      $1,715        $229        $119
construction
Net income             $22,049     $19,798(1)  $19,683     $15,936     $16,905
Earnings applicable
to common stock        $19,633     $17,381(1)  $18,120     $15,551     $16,513
Weighted average
number of common
shares outstanding  16,015,858  14,730,902  13,734,231  13,415,539  13,119,515
Earnings per share
of common stock          $1.23    $1.18(1)       $1.32       $1.16       $1.26
Cash dividends per
common share             $1.28       $1.28       $1.28       $1.28       $1.26
Common dividends
paid as a percentage of
earnings applicable
to common stock         104.5%      108.9%       97.0%      110.4%       99.9%
Allowance for funds
used during
construction as a
percentage of
earnings
applicable to
common stock              7.2%       12.9%        9.5%        1.5%        0.7%
Book value per common
share outstanding
at end of year          $12.93      $12.67      $12.42      $12.33      $12.26
Capitalization:
 Common equity        $213,091    $193,137    $173,780    $167,861    $163,293
 Preferred stock
 without mandatory
 redemption
 provisions            $32,902     $32,902     $32,902      $7,902      $7,902
 First mortgage
 bonds                $219,533    $194,705    $184,977    $165,227    $143,619
Ratio of earnings
to fixed charges          3.11        2.90        3.16        2.73        2.91
Ratio of earnings
to combined
fixed charges
and preferred stock
dividend requirements     2.53        2.36        2.70        2.63        2.80
Total assets          $596,980    $557,368    $520,213    $463,617    $406,731
Utility plant in
service at
original cost         $717,890    $682,609    $611,360    $576,083    $543,323
Utility plant
expenditures
during the year        $59,373     $49,217     $71,649     $42,648     $29,500

<footnote>
(1) Reflects a pre-tax charge of $4,583,000 for certain one-time costs associated with the Company's voluntary early retirement program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Revenues and Kilowatt-Hour Sales
      Of the Company's total electric operating revenues during 1996, approximately 42% were from residential customers, 30% from commercial customers, 17% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                    Kwh Sales     Revenues
                                   1996   1995   1996   1995
             Residential            6.7%   6.8%   5.8%  13.0%
             Commercial             6.3    6.8    5.8    8.1
             Industrial             7.5    3.9    7.9    4.2
             Wholesale On-          7.6    4.1   13.4    2.3
             System
              Total System          6.8    5.8    6.6    9.2

      Kwh sales to and revenue from the Company's on-system customers increased during 1996, due primarily to the effect of warm summer temperatures during the second quarter, particularly during the month of June, and significantly colder weather during the first and fourth quarters compared to the same periods in 1995. Mild weather conditions during the third quarter of 1996 partially offset the positive impact of such favorable weather conditions. Customer growth throughout the Company's service territory, including continuing increases in business activity, positively impacted Kwh sales and related revenue, although such growth in 1996 was at a slower rate than in 1995. In addition, the effect of an electric rate increase in Missouri effective November 1995 contributed to the increased revenue during the year. Residential and commercial Kwh sales increased more than the corresponding increase in revenues during 1996, primarily due to the effect of changes in the Company's rate design in its 1994 Missouri rate increase. This restructuring resulted in, among other things, the shifting of revenue from winter billing periods to summer billing periods. On-system wholesale Kwh sales and revenues were up during the period reflecting the weather conditions discussed above. Revenues associated with these FERC regulated sales in 1996 increased at a greater relative amount than Kwh sales due to the operation of the fuel adjustment clause applicable to such sales, which permits the pass through to customers of higher fuel and purchased power costs.
     Residential and commercial Kwh sales and revenue increased during 1995, reflecting significantly warmer summer temperatures experienced during 1995 compared to the mild summer weather in 1994 and a return to normal winter temperatures during December 1995, after extremely mild weather experienced during December 1994. Customer growth also contributed to increased residential and commercial sales and revenue during the year. During 1995, both commercial and industrial Kwh sales and related revenues were positively impacted by continuing increases in business activity throughout the Company's service territory.
Residential, commercial and industrial revenues were also positively affected by the 1994 Missouri rate case discussed above. On-system wholesale Kwh sales were up during 1995 due primarily to the weather conditions discussed above. Revenues associated with these Kwh sales increased at a lower relative amount due to the operation of the fuel adjustment clause applicable to such FERC regulated sales.

      The following table sets forth information regarding electric rate increases affecting the revenue comparisons discussed above:

                                                       Percent
                      Date      Increase    Increase   Increase    Date
     Jurisdiction   Requested   Requested    Granted   Granted  Effective
         Missouri   03-17-95    $8,543,910  $1,400,000  0.9%      11-15-95
         Missouri   12-01-93     7,968,879   7,350,000  5.2       08-15-94
         Oklahoma   08-12-94       563,387     399,370  6.9       10-21-94
         Kansas     03-16-94       717,529     512,000  4.6       09-12-94

      On August 1, 1996, the Company filed a request with the Missouri Public Service Commission (the "Missouri Commission") for an interim increase in rates for its Missouri electric customers in the amount of $4,018,071, or 2.4%, to allow the Company to recover higher expenses resulting from natural gas prices and purchased power prices in 1996 which were significantly higher than the levels contemplated by the Company's existing rates. On August 23, 1996, the Missouri Commission notified the Company that it had rejected the interim request on the basis that an interim rate request cannot be considered without a pending general rate case. On August 30, 1996, the Company filed a request with the Missouri Commission for a general increase in rates for its Missouri electric customers in the amount of approximately $23,438,000 or 13.8%. In addition, the Company also re-filed its interim case. On February 13, 1997, the Missouri Commission issued an order rejecting the Company's interim request on the basis that the Company did not show good cause or other sufficient justification for the granting of interim rate relief. Hearings for the general rate case are scheduled to begin on April 28, 1997. Under Missouri law, the Missouri Commission must act on the Company's request by July 28, 1997. The Company cannot predict the extent of any increase which might be granted as a result of this filing.

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

Off-System Transactions
     In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During 1996, income from such off-system transactions exceeded related expenses by approximately $2.0 million, compared with approximately $1.8 million during 1995. The increase in income from off-system transactions during 1996 was due primarily to an increase in revenue from transmission service transactions through the Western Systems Power Pool, of which the Company is a member.

Operating Revenue Deductions
      During 1996, total operating expenses increased approximately $5.2 million (4.9%) compared to the prior year. Excluding the one-time pre-tax charge of approximately $4.6 million in the third quarter of 1995 relating to the Company's voluntary early retirement program (the "VERP"), total operating expenses increased approximately $9.8 million (9.7%) compared to 1995 levels.
     Total purchased power costs increased approximately $11.3 million
(31.2%)   during  1996,  due  primarily  to  increased  purchases   of
replacement energy during an extended five-year turbine inspection at the Asbury Plant. The inspection, which was scheduled to last approximately six weeks, began on March 22 and was extended until June
1. Several forced outages at the Company's low-cost Asbury and jointly-owned Iatan Plants during the third quarter of 1996 also resulted in the Company purchasing greater amounts of replacement energy than it purchased during 1995. In addition, the Company increased its level of purchases to meet higher customer demand during the first half and fourth quarter of 1996, particularly during periods of extremely cold weather during January and February of 1996, when the Company's suppliers curtailed the delivery of natural gas to the Company and other utilities in the region. The weather also resulted in the decreased availability of low-cost energy from hydro and nuclear units of other utilities. These factors contributed to higher demand and a tight market for purchased energy and resulted in significantly higher prices for such energy during the first half of 1996 when compared to the same periods in 1995.

     Total fuel costs were up approximately $1.6 million (5.2%) during 1996, due primarily to the increased generation from higher-cost, gas-fired combustion turbine units at the Energy Center in response to high customer demand and the reduced availability of the Asbury Plant as discussed above. Natural gas prices were considerably higher during 1996 compared to 1995. Fuel costs were also impacted early in the year by the use of higher cost fuel oil at the Energy Center and Riverton Plant during periods of extremely cold weather when natural gas supplies were curtailed.
      Other operating expenses decreased approximately $3.2 million (9.5%) during 1996 compared to 1995 levels (excluding expenses related to the VERP), due primarily to lower general and administrative costs. During 1995, the Company's general and administrative costs were higher in large part because of the legal proceeding relating to the proposed purchase of energy from Ahlstrom Development Corporation ("Ahlstrom") which concluded in November 1995, and the Company's
Competitive Positioning Process ("CPP") discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
      Maintenance and repair expense increased approximately $0.9 million (6.9%) during 1996 compared to 1995 levels, due primarily to increased maintenance performed on the Company's distribution system. A significant portion of such increase was due to approximately $0.7 million in repairs associated with damage from a wind storm which occurred at the end of April 1996, and approximately $0.4 million in repairs associated with damage from an ice storm which occurred in the Company's service territory at the end of November 1996. These additional expenses were offset in part by a reduction in maintenance expense at the Company's Riverton Plant.
      Depreciation and amortization expense increased approximately $1.7 million (8.8%) during the year due to increased levels of plant and equipment placed in service, particularly at the Company's State Line Power Plant. Total income taxes increased during 1996 due primarily to higher taxable income during the current period. See Note 8 of "Notes to Financial Statements" for additional information regarding income taxes. Other taxes were up approximately $0.5 million (4.2%) during the year, primarily reflecting increased franchise taxes relating to higher revenues and increased property taxes due to higher levels of plant-in-service.
      During 1995, total operating expenses (exclusive of the VERP) were higher compared to 1994 levels primarily due to higher general and administrative costs associated with the Ahlstrom proceedings, CPP costs (other than the VERP) and increased fuel and purchased power costs. Fuel costs were up during 1995 compared to the prior year primarily because the Company substantially increased its generation from its higher-cost, gas-fired combustion turbine units following completion of the conversion of the Company's Energy Center to utilize natural gas as a primary fuel, as well as the commercial availability of State Line Unit No. 1. Partially offsetting such increases were more favorable prices experienced by the Company during 1995 for both natural gas and Iatan coal. Maintenance expenses were up due primarily to increased maintenance performed on the Company's Riverton and Asbury generating units as well as increased maintenance on the Company's distribution system resulting in part from the system's growth. Depreciation and amortization expense increased due to the additional plant and equipment placed in service, particularly at
State Line Unit No. 1. Total income taxes decreased slightly due primarily to lower taxable income, while other taxes were up reflecting increased property tax rates, higher levels of plant-in-service and increased franchise taxes relating to higher revenues.

Nonoperating Items
      Total allowance for funds used during construction ("AFUDC") amounted to approximately 7.2% of earnings applicable to common stock during 1996, 12.9% during 1995 and 9.5% during 1994. AFUDC decreased significantly during 1996, reflecting completion of State Line Unit No. 1 in May 1995. The significantly increased level of AFUDC during 1995 reflected a higher level of construction work in progress, particularly due to construction of the State Line Unit No. 1, as well as higher rates for AFUDC determined in accordance with formulas prescribed by the FERC. See Note 1 of "Notes to Financial Statements" for more discussion of AFUDC.
      Interest income decreased during 1996 compared to prior year levels reflecting lower balances of cash available for investment particularly due to increased levels of construction. Interest charges on first mortgage bonds increased compared to the prior year due to additional issuances of the Company's First Mortgage Bonds. Commercial paper interest increased during the year due to increased usage of short-term debt to finance the Company's construction program.

Competition
      Federal regulation, such as The National Energy Policy Act of 1992 (the "Energy Act") has promoted and is expected to continue to promote competition in the electric utility industry. The Energy Act, among other things, eases restrictions on independent power producers, delegates authority to the FERC to order wholesale wheeling and grants individual states the power to order retail wheeling. At this time, none of the states in which the Company operates has taken any such action.
      In April 1996, the FERC issued Order No. 888 (the "Order") which requires all electric utilities that own, operate, or control interstate transmission facilities to file open access tariffs that offer all wholesale buyers and sellers of electricity the same transmission services that they provide themselves. The utility would have to take service under those tariffs for its own wholesale power transactions. The Order requires a functional unbundling of transmission and power marketing services. The Order also provides stranded cost recovery mechanisms for utilities to recover costs that were incurred to serve wholesale customers that would no longer be recoverable as a result of the customer departing the system and obtaining electric service from another supplier.
      In accordance with the Order, on July 9, 1996, the Company filed its open access transmission tariff with the FERC. Following an extensive audit and discussions, the Company, FERC and intervenors reached a proposed settlement which has not yet been approved by such parties. Pursuant to the Order and the terms of the proposed settlement, the tariff will not be applicable to substantially all of the Company's existing wholesale customers until such customers contracts have expired, or in the case of certain intervening customers, June 1999. As a result, the Company cannot currently predict the effect of the tariff on its current operations.
      In conjunction with Order No. 888, the FERC issued a companion order, Order No. 889, which defines the type and timing of information to be made available by utilities to wholesale customers and establishes standards of conduct to ensure that a utility's transmission system operations function independently of the utility's segment which engages in wholesale purchases and sales of electricity. In December 1996, the Company filed with FERC a request for waiver of these standards of conduct. The Company believes it meets the apparent criteria utilized in recent waivers issued by the FERC. However, the Company has procedures in place which it intends to adopt in the event that its pending waiver request is denied, which procedures would increase administrative costs.
      Several factors exist which may enhance the Company's ability to compete as deregulation occurs. The Company is able to generate and purchase power relatively cheaply; during 1996, the Company's retail rates were approximately 25% less than the electric industry average. In addition, only 5% of the Company's electric operating revenues are derived from sales to on-system wholesale customers, the type of customer for which FERC is already requiring wheeling. At the same time, the Company could face increased competitive pressure as a result of its reliance on relatively large amounts of purchased power and its extensive interconnections with neighboring utilities.
      In response to the changing competitive environment that it now faces, the Company in 1995 initiated and completed the CPP, to maximize efficiency and effectiveness in providing service. As part of the CPP, the Company redesigned its organizational structure. Further, the Company has reduced planned construction expenditures and entered into an agreement with Western Resources for purchased power to reduce the uncertainty of owning new plants. In addition in 1995, the Company also implemented an enhanced voluntary early retirement program which was accepted by 49 of 52 eligible employees and resulted in a pre-tax charge of approximately $4.6 million.

Earnings
      Earnings per share of common stock were $1.23 during 1996 compared to $1.18 in 1995 (including the one-time charge related to the VERP, which reduced 1995 earnings by approximately $0.19 per share). Increased revenue resulting from weather conditions favorable to Kwh sales, continued customer growth, and the 1995 Missouri rate increase was partially offset by the increase in expenses discussed above, particularly increases in purchased power expenses, fuel costs and distribution maintenance expenses, as well as decreased levels of AFUDC. Earnings per share in 1996 also reflect a greater number of shares outstanding because of the Company's issuance of 880,000 shares of common stock in April 1996. The Company believes that adequate rate relief as a result of its Missouri rate case fully described above will be necessary to offset increased fuel, purchased power and other expenses, and to improve earnings.

     Earnings per share of common stock were $1.18 during 1995 compared to $1.32 in 1994. Increased revenue resulting from weather conditions conducive to increased Kwh sales, continued customer growth and the rate increases received in Missouri, Kansas and Oklahoma were more than offset by increased operating expenses and the one-time charge related to the VERP (which reduced earnings by approximately $0.19 per share). Earnings per share also reflect increased first mortgage bond interest, resulting from greater levels of first mortgage bonds outstanding, increased preferred stock dividend requirements resulting from the Company's issuance of preferred stock in a public offering in June 1994 and the Company's issuance of 900,000 shares of common stock in April 1995.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's construction-related expenditures totaled approximately $62.3 million, $50.8 million, and $71.6 million in 1996, 1995 and 1994, respectively. Approximately $16.2 million of construction expenditures during 1996 were related to the construction of Unit No. 2 at the State Line Power Plant, which is currently scheduled to be placed in service by May 31, 1997. Additions to the Company's transmission and distribution systems to accommodate additional customer demand represented approximately $28.7 million of construction expenditures during 1996. Approximately $2.7 million of the above-mentioned construction expenditures for 1996 is related to the Company's investment in fiber optics cable and equipment which the Company plans to utilize and to lease to other entities. Approximately three-fourths of construction expenditures and other funds requirements for 1996 were satisfied internally from operations; the remainder was provided from the sale to the public of the Company's Common Stock and First Mortgage Bonds discussed below, the issuance of commercial paper and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.
      The Company estimates that its construction expenditures will total approximately $55.3 million in 1997, $36.7 million in 1998 and $33.0 million in 1999. Of these amounts, the Company anticipates that it will spend $22.2 million, $19.8 million and $20.1 million in 1997, 1998 and 1999, respectively, for additions to the Company's distribution system to meet projected increases in customer demand. Also included are expenditures of $11.9 million anticipated in 1997 for the completion of Unit No. 2 at the State Line Power Plant.
      On August 5, 1996, the Company amended its existing agreement with Westinghouse to increase the aggregate megawatt capability of Unit No. 2 at the State Line Power Plant from 101 megawatts to 152 megawatts. The resulting increase of approximately $6.0 million to 1997 construction expenditures is reflected in the above construction expenditures.
      The Company estimates that internally generated funds will provide at least 75% of the funds required between 1997 and 1999 for estimated construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. See Note 5 of "Notes to Financial Statements" regarding the Company's line of credit.
      On April 9, 1996, the Company sold to the public in an underwritten offering 880,000 shares of its Common Stock. The net proceeds of the offering of approximately $15.0 million were added to the Company's general funds which were used to repay short-term indebtedness and for expenses incurred in connection with the Company's construction program.
      On December 10, 1996, the Company sold to the public in an underwritten offering $25.0 million aggregate principal amount of its First Mortgage Bonds, 7.20% Series due 2016, the proceeds of which were added to the Company's general funds which were used to repay short-term indebtedness and for expenses incurred in connection with its construction program.

      At December 31, 1996, the Company's ratings for its first mortgage bonds, preferred stock and commercial paper were as follows:

                               Phoenix
                            Duff & Phelps    Moody's    Standard & Poor's
     First Mortgage Bonds        A+           A2                A-
     Preferred Stock             A            a3                BBB+
     Commercial Paper            D-1          P-1               A-2

FORWARD LOOKING STATEMENTS

      Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, competition, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; the outcome of the Company's pending electric rate case in Missouri; electric utility restructuring, including ongoing state and federal activities; future economic conditions; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Empire District Electric Company

In our opinion, the financial statements listed in the index appearing under Item 14 on Page 38 present fairly, in all material respects, the financial position of The Empire District Electric Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

St. Louis, Missouri
January 16, 1997

Balance Sheet

                                                December 31,
                                             1996          1995
Assets
 Utility plant, at original cost:
  Electric                              $714,913,653  $677,583,831
  Water                                    5,331,286     5,073,019
  Construction work in progress           37,016,435    16,303,408
                                         757,261,374   698,960,258
  Accumulated depreciation               242,051,460   223,268,355

                                         515,209,914   475,691,903

 Current assets:
  Cash and cash equivalents                2,246,136     3,816,776
  Accounts receivable - trade, net        12,704,920    12,512,800
  Accrued unbilled revenues                6,423,760     6,579,858
  Accounts receivable - other              2,874,669     1,745,999
  Fuel, materials and supplies            14,435,741    14,511,898
  Prepaid expenses                           796,413       682,413
                                          39,481,639    39,849,744
 Deferred charges:
  Regulatory assets                       37,831,661    36,795,029
  Unamortized debt issuance costs          3,633,349     3,431,381
  Other                                      823,177     1,600,216
                                          42,288,187    41,826,626
    Total Assets                        $596,979,740  $557,368,273


Capitalization and Liabilities
 Common stock, $1 par value,
16,436,559 and 15,215,933
  shares issued and outstanding,         $16,436,559   $15,215,933
respectively
 Capital in excess of par value          145,313,610   125,690,842
 Retained earnings                        51,340,554    52,230,584
    Total common stockholders' equity    213,090,723   193,137,359
 Preferred stock                          32,901,800    32,901,800
 Long-term debt                          219,533,678   194,704,814

                                         465,526,201   420,743,973
 Current liabilities:
  Accounts payable and accrued            14,607,179    14,308,497
liabilities
  Commercial paper                         7,500,000    14,000,000
  Customer deposits                        2,820,896     2,516,903
  Interest accrued                         3,455,254     3,354,668
  Taxes accrued, including income            449,771     1,486,304
taxes
                                          28,833,100    35,666,372

 Commitments and Contingencies (Note
10)

 Noncurrent liabilities and deferred
credits:
  Regulatory liability                    18,648,961    19,680,363
  Deferred income taxes                   64,992,745    60,495,301
  Unamortized investment tax credits       9,561,000    10,141,000
  Postretirement benefits other than       4,417,796     4,343,938
pensions
  Other                                    4,999,937     6,297,326
                                         102,620,439   100,957,928
    Total Capitalization and            $596,979,740  $557,368,273
Liabilities

<footnote>
See accompanying Notes to Financial Statements.

Statement of Income


                                           Year Ended December 31,
                                       1996          1995          1994

Operating revenues:
 Electric                         $204,933,622  $191,847,760  $176,811,882
 Water                               1,050,337       990,300       945,077

                                   205,983,959   192,838,060   177,756,959

Operating revenue deductions:
 Operating expenses:
  Fuel                              33,574,335    31,925,193    30,401,171
  Purchased power                   47,393,029    36,116,177    34,610,643
  Other                             30,046,147    33,201,879    30,702,085
  Voluntary early retirement                 -     4,583,188             -
program

                                   111,013,511   105,826,437    95,713,899

 Maintenance and repairs            13,672,084    12,785,489    10,784,130
 Depreciation and amortization      21,589,511    19,850,699    18,339,180
 Provision for income taxes         11,800,000    10,420,000    10,679,000
 Other taxes                        11,256,486    10,804,852    10,236,194

                                   169,331,592   159,687,477   145,752,403

Operating income                    36,652,367    33,150,583    32,004,556

Other income and deductions:
 Allowance for equity funds used       538,844     1,069,779       730,359
during construction
 Interest income                       158,369       251,492        91,685
 Other - net                          (344,525)     (200,950)     (220,578)

                                       352,688     1,120,321       601,466

Income before interest charges      37,005,055    34,270,904    32,606,022

Interest charges:
 Long-term debt                     14,881,564    14,858,664    12,956,643
 Allowance for borrowed funds         (881,485)   (1,168,806)     (984,546)
used during construction
 Other                                 955,769       783,220       950,826

                                    14,955,848    14,473,078    12,922,923

Net income                          22,049,207    19,797,826    19,683,099

Preferred stock dividend             2,416,340     2,416,340     1,563,028
requirements

Net income applicable to common    $19,632,867   $17,381,486   $18,120,071
stock

Weighted average number of          16,015,858    14,730,902    13,734,231
common shares outstanding

Earnings per weighted average            $1.23         $1.18         $1.32
share of common stock

Dividends per share of common            $1.28         $1.28         $1.28
stock

<footnote>
See accompanying Notes to Financial Statements.

Statement of Common Stockholders' Equity


                                            Year Ended December 31,
                                         1996          1995          1994
Common stock, $1 par value:
 Balance, beginning of year         $15,215,933   $13,941,531   $13,571,186
 Stock issued through:
  Public offering                       880,000       900,000             -
  Dividend reinvestment and stock       301,500       273,168       290,342
purchase plan
  Employee benefit plans                 39,126       101,234        80,003

   Balance, end of year             $16,436,559   $15,215,933   $13,941,531

Capital in excess of par value:
 Balance, beginning of year        $125,690,842  $106,055,389  $101,223,637
 Excess of net proceeds over par
value of stock issued:
  Public offering                    14,850,000    14,625,000             -
  Stock plans                         5,494,007     5,957,370     5,687,298
 Expenses related to common stock      (787,580)     (788,287)            -
issuance
 Expenses related to preferred                -             -      (914,902)
stock issuance
 Installments received on common
stock/stock                              66,341      (158,630)       59,356
  purchase, net

   Balance, end of year            $145,313,610  $125,690,842  $106,055,389

Retained earnings:
 Balance, beginning of year         $52,230,584   $53,783,342   $53,066,108
 Net income                          22,049,207    19,797,826    19,683,099

                                     74,279,791    73,581,168    72,749,207
Less dividends paid:
 8-1/8% preferred stock               2,031,250     2,031,250     1,008,667
 5% preferred stock                     195,090       195,090       195,090
 4-3/4% preferred stock                 190,000       190,000       190,000
 Common stock                        20,522,897    18,934,244    17,572,108

                                     22,939,237    21,350,584    18,965,865

   Balance, end of year             $51,340,554   $52,230,584   $53,783,342

<footnote>
See accompanying Notes to Financial Statements.

Statement of Cash Flows

                                            Year Ended December 31,
                                        1996          1995          1994
Operating activities
Net income                          $22,049,207   $19,797,826   $19,683,099
Adjustments to reconcile net
income to cash flows:
 Depreciation and amortization        24,314157    20,968,734    19,336,048
 Pension income                      (1,074,130)            -             -
 Loss on early retirement program             -     4,583,188             -
 Deferred income taxes, net           3,760,000       990,000     1,440,000
 Investment tax credit, net            (580,000)     (600,000)     (606,000)
 Allowance for equity funds used       (538,844)   (1,069,779)     (730,359)
during construction
 Issuance of common stock for           648,535       680,891       661,937
401(k) plan
 Other                                  141,882       142,902     1,252,201
 Cash flows impacted by changes
in:
  Accounts receivable and accrued    (1,164,692)   (2,265,380)     (377,527)
unbilled revenues
  Fuel, materials and supplies           76,157    (1,541,522)   (1,342,855)
  Prepaid expenses and deferred      (2,077,625)    1,427,622      (870,280)
charges
  Accounts payable and accrued          298,682     2,849,254      (295,626)
liabilities
  Customer deposits, interest and      (631,954)        1,099     1,548,822
taxes accrued
  Other liabilities and other          (149,401)     (201,364)      310,717
deferred credits

   Net cash provided by operating    45,071,974    45,763,471    40,010,177
activities

Investing activities
 Construction expenditures          (62,277,486)  (50,818,744)  (71,621,134)
 Allowance for equity funds used        538,844     1,069,779       730,359
during construction

   Net cash used in investing       (61,738,642)  (49,748,965)  (70,890,775)
activities

Financing activities
 Proceeds from issuance of first     25,000,000    40,000,000    20,000,000
mortgage bonds
 Proceeds from issuance of                    -             -    25,000,000
preferred stock
 Proceeds from issuance of common    20,194,860    20,228,964     4,540,159
stock
 Dividends                          (22,939,237)  (21,350,584)  (18,965,865)
 Repayment of first mortgage           (187,000)  (30,288,000)     (134,000)
bonds
 Premium paid on extinguished                 -    (1,500,000)            -
debt
 Net proceeds (repayments) from      (6,500,000)   (2,000,000)    1,000,000
short-term borrowings
 Payment of debt issue costs           (472,595)     (650,763)            -

   Net cash provided by financing    15,096,028     4,439,617    31,440,294
activities

Net increase (decrease) in cash      (1,570,640)      454,123       559,696
and cash equivalents

Cash and cash equivalents,            3,816,776     3,362,653     2,802,957
beginning of year

Cash and cash equivalents, end of    $2,246,136    $3,816,776    $3,362,653
year

<footnote>
Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Interest paid was $14,786,000. $14,832,000 and
$12,766,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Income taxes paid were $9,479,000, $10,289,000 and $8,763,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

See accompanying Notes to Financial Stements.

NOTES TO FINANCIAL STATEMENTS

1.   Summary of Accounting Policies

     The Company is subject to regulations of the Missouri Public Service Commission (MoPSC), the State Corporation Commission of the State of Kansas (KCC), the Corporation Commission of Oklahoma
     (OCC), the Arkansas Public Service Commission (APSC) and the Federal Energy Regulatory Commission (FERC). The accounting policies of the Company are in accordance with the rate-making practices of the regulatory authorities and, as such, conform to generally accepted accounting principles as applied to regulated public utilities. The Company's electric revenues in 1996 were derived as follows: residential 42%, commercial 30%, industrial 17%, wholesale 8% and other 3%. Following is a description of the Company's significant accounting policies:

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

     Depreciation
     Provisions for depreciation are computed at straight-line rates as approved by regulatory authorities. Such provisions approximated 3.2%, 3.1% and 3.2% of depreciable property for 1996, 1995 and 1994, respectively.

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

     In accordance with the methodology prescribed by FERC, the Company utilized aggregate rates of 7.5% for 1996, 8.6% for 1995 and 7.0% for 1994 (on a before-tax basis) compounded semiannually.

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

     Accumulated provision for uncollectible accounts
     The accumulated provision for uncollectible accounts was $265,000 at December 31, 1996 and $258,000 at December 31, 1995.

     Franchise taxes
     Operating   revenues  include  franchise  taxes  of   $3,791,370,
     $3,565,396 and $3,276,352 for each of the years ended December 31, 1996, 1995 and 1994, respectively.

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

     Reclassification
     Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.

2.   Regulatory Matters

     During the three years ending December 31, 1996 the following rate changes were requested or in effect:

     Missouri
     On August 1, 1996, the Company filed a request with the MoPSC for an interim increase in rates for its Missouri electric customers in the amount of $4,018,071, or 2.4%, to allow the Company to recover higher expenses resulting from natural gas prices and purchased power prices in 1996 which have been significantly higher than the levels contemplated by the Company's existing rates. On August 23, 1996, the MoPSC notified the Company that it had rejected the interim request on the basis that an interim rate request cannot be considered without a pending general rate case. On August 30, 1996, the Company filed a request with the MoPSC for a general increase in rates for its Missouri electric customers in the amount of approximately $23,438,000 or 13.8%. In addition, the Company also refiled its interim case. Subsequently, the MoPSC issued an order rejecting the Company's interim request on the basis that the Company did not show good cause or other sufficient justification for the granting of interim rate relief. The hearing for the general rate case is currently scheduled to begin on April 28, 1997. Under Missouri law, the MoPSC must act on the Company's request by July 28, 1997. The Company cannot predict the extent of any increase which might be granted as a result of this filing.

     Effective November 15, 1995, the MoPSC approved a stipulated agreement which authorized the Company to file revised rate schedules designed to produce an increase in overall Missouri jurisdictional gross annual electric revenues in the amount of $1,400,000, or 0.9%. The Company's original request, filed March 17, 1995, was for an increase of $8,543,910 or 5.3%.

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

     Kansas
     On September 7, 1994, the KCC approved a stipulated agreement between the Company and the Commission Staff authorizing the Company to file revised rate schedules designed to produce an increase in overall Kansas jurisdictional gross electric revenues in the amount of $512,000, or 4.6%, effective September 12, 1994. The Company's original request was for an increase of $717,529, or 6.7%.

     Oklahoma
     On October 19, 1994, the OCC approved a stipulated agreement between the Company and the Commission Staff authorizing the Company to file revised rate schedules designed to produce an increase in overall Oklahoma jurisdictional gross annual electric revenues in the amount of $399,370, or 6.9%, effective October 21, 1994. The Company's original request, as amended on August 12, 1994, was for an increase of $563,387, or 9.7%.

     Arkansas
     On November 8, 1994, the Company filed a notice withdrawing the request for rate relief it filed with the APSC on June 20, 1994, after comparing actual data with projected data included in the original request. The Company originally requested an increase of $274,824, or 4.5% in annual revenues.

     FERC
     In July 1996, the company filed with FERC an open access non-discriminatory transmission tariff (open access tariff) in compliance with FERC Order 888 issued in April 1996. The Company's open access tariff filing was based on a fixed charge methodology and reflected a revenue requirement of $18.4 million. In October 1996, the Company received an Order Establishing Hearing Procedures from the FERC. This Order addressed the Company's proposed open access tariff. The FERC noted that it was establishing hearing procedures regarding rate issues created by parties filing timely interventions to the Company's Order 888 filing. In January 1997, the FERC staff and intervenors reached a settlement in principle. As a result, the settlement rates will be based on traditional cost of service methodologies and will reflect a revenue requirement of $14.0 million. The Company has filed a motion to suspend the hearing procedural schedule and intends to file an uncontested offer of settlement with the FERC within the next two months. The final settlement is subject to FERC approval.

     In conjunction with Order 888, FERC issued a companion order, Order 889. Order 889 requests that jurisdictional utilities implement standards of conduct to functionally separate their transmission and wholesale power merchant functions. In December 1996, the Company filed with the FERC a request for a waiver of these standards of conduct. The Company's request for waiver followed recent waivers issued by the FERC. The Company believes it meets the apparent criteria utilized in these recent FERC waivers and intends to vigorously pursue this request.

     Effects of regulation
     In  accordance  with Statement of Financial Accounting  Standards
     (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), the Company's financial statements reflect ratemaking policies prescribed by the regulatory commissions having jurisdiction over the Company (the MoPSC, the KCC, the OCC, the APSC and the FERC).

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

     The Company had recorded the following regulatory assets and regulatory liability:

                                      December 31,
                                   1996          1995
Regulatory Assets

Income taxes                   $24,338,178   $24,632,136
Unamortized loss on             10,508,543    11,115,047
reacquired debt
Asbury five year maintenance     2,207,001        90,118
Other postretirement               470,857       465,394
benefits
Deferred 1993 flood losses         149,690       256,246
Incremental purchased  power       157,392       236,088
- 1993 flood

 Total Regulatory Assets       $37,831,661   $36,795,029

Regulatory Liability

 Income Taxes                  $18,648,961   $19,680,363

     The Company continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets are eliminated through a charge to earnings if and when it is probable that such amounts will not be recovered through future revenues.

3.   Common Stock

     On April 9, 1996, the Company issued and sold 880,000 shares of its common stock to the public with aggregate proceeds, net of expenses and fees, of $15,044,000. The proceeds from the offering were used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.

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

     The Employee Stock Purchase Plan, which terminates on May 31, 2000, permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. Contingent employee stock purchase subscriptions outstanding and the maximum prices per share were 54,706 shares at $16.31, 55,674 shares at $15.42 and 68,505 shares at $15.30 at December 31, 1996, 1995 and 1994, respectively. Shares were issued at $15.42 per share in 1996, $15.30 per share in 1995 and $15.53 per share in 1994.

     The Company's 1986 Stock Incentive Plan (the 1986 Incentive Plan) provided for the grant of shares of common stock through January 22, 1996. At the Company's annual meeting in April, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the 1996 Incentive Plan), the terms of which are substantially the same as the 1986 Incentive Plan. The 1996 Incentive Plan provides for the grant of up to 650,000 shares of common stock through January 2006. Awards made prior to 1996 were made under the 1986 Incentive Plan; awards made on or after January 1, 1996 are made under the 1996 Incentive Plan. The terms and conditions of any option or stock grant are determined by the Board of Directors' Compensation Committee, within the provisions of the applicable Incentive Plan. The Plan permits grants of stock options and restricted stock to qualified employees and permits Directors to receive common stock in lieu of cash compensation for service as a Director.

     During January 1996, 1995 and 1994, grants for 2,289, 1,575 and 633 shares, respectively, of restricted stock were made to qualified employees under either the 1986 Incentive Plan or the 1996 Incentive Plan. For grants made to date, the restrictions typically lapse and the shares are issuable to employees who continue service with the Company three years from the date of grant. For employees whose service is terminated by death, retirement, disability, or under certain circumstances following a change in control of the Company prior to the restrictions lapsing, the shares are issuable immediately. For other terminations, the grant is forfeited. During 1996, 1995 and 1994, 3,033, 4,387 and 3,198 shares, respectively, were issued under either the 1986 Incentive Plan or the 1996 Incentive Plan. No options have been granted under either Incentive Plan. In 1996, the Company adopted the disclosure-only method under SFAS 123, "Accounting for Stock-Based Compensation." If the fair value based accounting method under this statement had been used to account for stock-based compensation costs, the effect on 1996 and 1995 net income and earnings per share would have been immaterial.

     The Company's Employee 401(k) Retirement Plan (the 401(k) Plan) allows participating employees to defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each employee's deferrals by contributing shares of the Company's common stock, such matching contributions not to exceed 3% of the employee's annual compensation. The Company contributed 36,093, 39,548 and 36,479 shares of common stock in 1996, 1995 and 1994, respectively, valued at market prices on the dates of contributions. The stock issuances to effect the contributions were not cash transactions and are not reflected as a source of cash in the Statement of Cash Flows.

     At December 31, 1996, 2,440,660 shares remain available for issuance under the foregoing plans.

4.   Preferred Stock

     The Company has 5,000,000 shares of $10.00 par value cumulative preferred stock authorized. At December 31, 1996 and 1995, these shares were designated as follows:

                                     Shares
                                 1996      1995
  Series without mandatory     3,300,000  3,300,000
  redemption provisions
  Undesignated                 1,700,000  1,700,000

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

     Preferred stock without mandatory redemption provisions
     Preferred stock without mandatory redemption provisions issued and outstanding at December 31, 1996 and 1995 is as follows:

                                           Shares
                                       1996      1995
5% cumulative (400,000                390,180    390,180
shares authorized)
4-3/4% cumulative (400,000            400,000    400,000
shares authorized)
8-1/8% cumulative (2,500,000        2,500,000  2,500,000
shares authorized)

                                    3,290,180  3,290,180


     In the event of voluntary liquidation or redemption of the 5% and 4-3/4% series of cumulative preferred stock, holders will be entitled to the following amounts per share plus accumulated and unpaid dividends: 5% cumulative - $10.50 (aggregate amount
     $4,096,890);  and  4-3/4% cumulative - $10.20  (aggregate  amount
     $4,080,000).

     Preference Stock Purchase Rights
     The Company had 8,218,280 and 7,607,967 Preference Stock Purchase Rights (Rights) outstanding at December 31, 1996 and 1995, respectively. Each Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one one-hundredth share, subject to adjustment. Each share of common stock currently has one-half of one Right. The Rights (other than those held by an acquiring person or group (Acquiring Person)), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or announces an intention to make a tender offer or exchange offer which would result in the Acquiring Person owning 10% or more of the common stock. The Rights may be redeemed by the Company in whole, but not in part, for $0.01 per Right, prior to 10 days after the first public announcement of the acquisition of 10% or more of the Company's common stock by an Acquiring Person.

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

5.   Long-term Debt

     The principal amount of all series of first mortgage bonds outstanding at any one time is limited by terms of the mortgage to $1,000,000,000. Substantially all property, plant and equipment is subject to the lien of the mortgage. At December 31 the long-term debt outstanding was as follows:

                                           1996          1995
First mortgage bonds:
 5.70% Series due 1998              $23,000,000   $23,000,000
 7-1/2% Series due 2002              37,500,000    37,500,000
 7.60% Series due 2005               10,000,000    10,000,000
 8-1/8% Series due 2009 (1)          20,000,000    20,000,000
 7.20% Series due 2016               25,000,000             -
 9-3/4% Series due 2020               2,250,000     2,250,000
 7% Series due 2023                  45,000,000    45,000,000
 7-3/4% Series due 2025              30,000,000    30,000,000
 7-1/4% Series due 2028              13,891,000    14,078,000
 5.3% Pollution Control Series        8,000,000     8,000,000
due 2013
 5.2% Pollution Control Series        5,200,000     5,200,000
due 2013

                                    219,841,000   195,028,000

  Less unamortized net discount         307,322       323,186

                                   $219,533,678  $194,704,814

<footnote>
     (1) Holders of this series have the right to require the Company to repurchase all or any portion of the bonds at a price of 100% of the principal amount plus accrued interest, if any, on November 1, 2001.

     The carrying amount of the Company's long-term debt was $219,841,000 and $195,028,000 at December 31, 1996 and 1995,
     respectively, and its fair market value was estimated to be approximately $215,664,000 and $202,315,000, respectively. This estimate was based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation. The estimated fair market value may not represent the actual value that could have been realized as of year-end or that will be realizable in the future.

     At December 31, 1996, the Company had a $15,000,000 unsecured line of credit. Borrowings are at the bank's prime commercial rate and are due 370 days from the date of each loan. In connection with the Company's line of credit there is an informal compensating balance arrangement under which the Company maintains deposits averaging 5% of the line of credit. This arrangement does not serve to legally restrict the use of the Company's cash. The line of credit is also utilized to support the Company's issuance of commercial paper although it is not assigned specifically to such support. There were no outstanding borrowings under this agreement at December 31, 1996 or 1995.

     On December 10, 1996, the Company sold to the public in an underwritten offering $25,000,000 aggregate principal amount of its First Mortgage Bonds, 7.20% Series due 2016, the proceeds of which were added to the Company's general funds and used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.

     On April 27, 1995, the Company sold to the public in an underwritten offering $10,000,000 aggregate principal amount of its First Mortgage Bonds, 7.60% Series due 2005, the proceeds of which were added to the Company's general funds and used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.

     On June 7, 1995, the Company sold to the public in an underwritten offering $30,000,000 aggregate principal amount of its First Mortgage Bonds, 7-3/4% Series due 2025, the proceeds of which were added to the Company's general funds and used to redeem on July 3, 1995, its First Mortgage Bonds, 9% Series due 2019.

6.   Short-term Borrowings

     Short-term commercial paper outstanding and notes payable averaged $12,030,000 and $8,078,000 daily during 1996 and 1995, respectively, with the highest month-end balances being $22,500,000 and $19,000,000, respectively. The weighted daily average interest rates during 1996, 1995 and 1994 were 5.6%, 6.2% and 4.3%, respectively. The weighted average interest rates of borrowings outstanding at December 31, 1996, 1995 and 1994 were 5.8%, 6.1% and 6.3%, respectively.

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

     Net pension cost for 1996, 1995 and 1994 is comprised of the following components:

                                  1996          1995          1994
Service cost - benefits        $1,987,057    $1,540,289    $1,610,855
earned during the period
Interest cost on projected      4,695,105     4,194,328     3,920,751
benefit obligation
Actual return on plan          (6,009,653)  (15,735,342)     (514,240)
assets
Net amortization and           (1,746,639)    9,748,753    (5,094,972)
deferral
Other                                   -             -       (58,275)

 Net pension benefit          $(1,074,130)    $(251,972)    $(135,881)

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

     Assumptions used in calculating the projected benefit obligation for 1996 and 1995 include the following:

                                     1996      1995
Weighted average discount rate       7-1/2%    7-1/4%
Rate of increase in compensation     5-1/2%        5%
levels
Expected long-term rate of return        9%        9%
on plan assets

     The following table sets forth the plan's funded status at December 31, 1996 and 1995:

                                        1996          1995
Actuarial present value of
benefit obligations:
 Vested benefits                    $50,653,837   $53,416,146
 Nonvested benefits                      81,591        61,651

 Accumulated benefit obligation      50,735,428    53,477,797
 Effect of projected future          16,073,230    13,605,325
compensation levels

Projected benefit obligation for     66,808,658    67,083,122
service rendered to date
Plan assets at fair value            70,970,880    69,225,616

Plan assets in excess of              4,162,222     2,142,494
projected benefit obligation
Unrecognized net assets at
January 1, 1986 being                (2,946,933)   (3,438,088)
amortized over 17 years
Unrecognized prior service cost       4,645,253     5,079,419
Unrecognized net gain                (9,389,471)   (8,386,884)

Accrued pension cost                $(3,528,929)  $(4,603,059)

     Other Postretirement Benefits
     The Company provides certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service.

     Effective January 1, 1993, the Company adopted SFAS 106, which requires recognition of these benefits on an accrual basis during the active service period of the employees. The Company elected to amortize its transition obligation (approximately $21.7 million) related to SFAS 106 over a twenty year period. Prior to adoption of SFAS 106, the Company recognized the cost of such postretirement benefits on a pay-as-you-go (i.e., cash) basis. Adoption of this Standard had an adverse effect on earnings in 1994 and 1993 of approximately $0.7 million and $1.0 million (net of income taxes), respectively, representing the Missouri jurisdictional portion of costs that were not deemed recoverable under ratemaking procedures. However, the MoPSC authorized the inclusion of SFAS 106 costs in rates effective August 15, 1994, as discussed in Note 2, Rate Matters. In addition, the states of Kansas and Oklahoma approved recovery of the SFAS 106 costs in the rate orders received by the Company in 1994. In the fourth quarter of 1995, the Company decided not to pursue filing a rate order with the FERC and the FERC has not allowed deferral beyond three years. Thus, approximately $224,000 of deferred costs relating to the FERC jurisdiction were written off. The Company is deferring SFAS 106 costs relating to the Arkansas jurisdictions as management believes that such amounts are probable of recovery. At December 31, 1996, $471,000 of costs were deferred for future recovery.

     In accordance with the above rate orders, the Company established two separate trusts in 1994, one for those retirees who were subject to a collectively bargained agreement and the other for all other retirees, to fund retiree healthcare and life insurance benefits. The Company's funding policy is to contribute annually an amount at least equal to the revenues collected for the amount of postretirement benefits costs allowed in rates. Assets in these trusts amounted to approximately $4,900,000 at December 31, 1996 and $3,100,000 at December 31, 1995.

     Postretirement benefits, a portion of which have been capitalized and/or deferred, for 1996, 1995 and 1994 included the following components:

                                         Year Ended December 31,
                                      1996         1995         1994
Service cost on benefits           $472,943      $478,214      $490,964
earned during the year
Interest cost on projected        1,679,461     1,830,602     1,732,866
benefit obligation
Return on assets                   (142,462)      (41,425)            -
Amortization of unrecognized      1,084,017     1,084,017     1,084,017
transition obligation
Unrecognized net (gain)/loss       (486,691)     (307,308)            -
Other                                     -       (46,163)            -

 Net periodic postretirement     $2,607,268    $2,997,937    $3,307,847
benefit cost

     The estimated funded status of the Company's obligations under SFAS 106 at December 31, 1996 and 1995 using a weighted average discount rate of 7-1/2% and 7-1/4%, respectively, is as follows:

                                         Year Ended
                                         December 31,
                                    1996          1995
Accumulated postretirement
benefit obligation:
 Retirees                       $12,261,106   $13,849,134
 Other fully eligible plan        2,928,656     2,753,455
participants
 Other active plan                5,660,940     6,613,209
participants

Total benefit obligation         20,850,702    23,215,798

Plan assets at fair value         4,829,610     2,963,556
Accumulated postretirement
obligation in excess of plan    (16,021,092)  (20,252,242)
assets
Unrecognized transition          17,344,259    18,428,276
obligation
Unrecognized net gain            (5,648,973)   (2,519,972)

Accrued postretirement          $(4,325,806)  $(4,343,938)
benefit cost

     The assumed 1997 cost trend rate used to measure the expected cost of healthcare benefits is 8%. The trend rate decreases through 2026 to an ultimate rate of 6% for 2027 and subsequent years. The effect of a 1% increase in each future year's assumed healthcare cost trend rate would increase the current service and interest cost from $2.0 million to $2.6 million and the accumulated postretirement benefit obligation from $20.7 million to $25.7 million.

8.   Income Taxes

     The provision for income taxes is different from the amount of income tax determined by applying the statutory income tax rate to income before income taxes as a result of the following differences:

                                  1996          1995          1994
Computed "expected"          $11,810,000   $10,650,000   $10,593,000
federal provision
State taxes, net of            1,210,000     1,077,000       939,000
federal effect
Adjustment to taxes
resulting from:
 Investment tax credit          (580,000)     (600,000)     (606,000)
amortization
 Other                          (740,000)     (497,000)     (342,000)

 Actual provision            $11,700,000   $10,630,000   $10,584,000

     Income tax expense components for the years shown are as follows:

                                    1996          1995          1994
Taxes currently payable
 Included in operating
revenue deductions:
  Federal                     $7,500,000    $8,790,000    $8,420,000
  State                        1,120,000     1,240,000     1,425,000
 Included in "other - net"      (100,000)      210,000       (95,000)

Deferred taxes
 Depreciation and              3,283,000     2,670,000     2,035,000
amortization differences
 Loss on reacquired debt        (249,000)      819,000      (185,000)
 Postretirement benefits         251,000       (75,000)     (318,000)
 Voluntary early                       -    (1,675,000)            -
retirement program
 Other                          (344,000)     (749,000)      (92,000)
 Asbury five year                819,000             -             -
maintenance

Deferred investment tax         (580,000)     (600,000)     (606,000)
credits, net

Total income tax expense     $11,700,000   $10,630,000   $10,584,000

     Empire began normalizing the effect of deferred state income taxes and other federal tax items in 1994 in conjunction with the 1994 MoPSC electric rate agreement discussed in Note 2 above. The impact of these changes was not material to the financial position, results of operations or cash flows of the Company.

     Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at year end 1996 and 1995 as follows:

                            Balances as of December 31,
                              1996               1995
                        Deferred Tax  Deferred Tax      Deferred      Deferred
                                                             Tax           Tax
                              Assets   Liabilities        Assets   Liabilities
Noncurrent:
 Depreciation and
other property           $12,680,128   $81,457,659   $13,272,176   $78,468,354
  related
 Unamortized               6,379,317             -     6,743,942             -
investment tax credit
 Miscellaneous
book/tax recognition
  differences              3,928,687     6,523,218     3,778,402     5,821,467

Total deferred taxes     $22,988,132   $87,980,877   $23,794,520   $84,289,821

9.   Iatan Plant

     The Company owns a 12% undivided interest in a coal-fired 670 megawatt generating unit near Weston, Missouri. The Company is entitled to 12% of the available capacity and is obligated for that percentage of costs which are included in corresponding operating expense classifications in the Statement of Income. At December 31, 1996 and 1995, the Company's property, plant and equipment accounts include the cost of its ownership interest in the unit of $44,281,000 and $43,629,000, respectively, and
     accumulated   depreciation   of  $23,749,000   and   $22,096,000,
     respectively.

10.  Commitments and Contingencies

     The Company's 1997 construction budget is $55,300,000. The Company's three-year construction program for 1997 through 1999 is estimated to be approximately $125,000,000.

     The Company has entered into long-term agreements to purchase capacity and energy, to obtain supplies of coal and to provide natural gas transportation. Under such contracts, the Company incurred purchased power and fuel costs of approximately $52,000,000, $52,000,000 and $48,000,000 in 1996, 1995 and 1994,
     respectively. Certain of these contracts provide for minimum and maximum annual amounts to be purchased and further provide, in part, for cash settlements to be made when minimum amounts are not purchased. In the event that no purchases of coal, energy and transportation services are made, an event considered unlikely by management, minimum annual cash settlements would approximate $29,000,000 in 1997, $25,000,000 in 1998, $27,000,000 in 1999 and
     $33,000,000 in 2000 and reducing to lesser amounts thereafter through 2012.

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

12.  Selected Quarterly Information (Unaudited)

     A summary of operations for the quarterly periods of 1996 and 1995 is as follows:

                                                    Quarters
                                        First   Second    Third   Fourth
                                        (dollars in thousands except per
                                                 share amounts)
     1996:
      Operating revenues              $47,640   $47,606   $62,736   $48,001
      Operating income                  7,385     6,383    14,724     8,161
      Net income                        3,647     2,851    11,109     4,442
      Net income applicable to          3,043     2,247    10,505     3,838
     common stock
      Earnings per average               $.20      $.14      $.64      $.23
     share of common stock

     1995:
      Operating revenues              $42,396   $42,465   $62,789   $45,188
      Operating income                  7,447     7,004    12,144     6,556
      Net income                        4,566     3,732     8,523     2,977
      Net income applicable to          3,962     3,128     7,919     2,373
     common stock
      Earnings per average               $.28      $.21      $.53      $.16
     share of common stock

<footnote>
     The sum of the quarterly earnings per average share of common stock may not equal the earnings per average share of common stock computed on an annual basis due to rounding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors and directorships may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 24, 1997, which is incorporated herein by reference.
      Pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, the information required by this Item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers and Other Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 24, 1997, which is incorporated herein by reference.

ITEM   12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

      To the knowledge of the Company, no person is the beneficial owner of 5% or more of any class of the Company's voting securities, and there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.
      Information regarding the number of shares of the Company's equity securities beneficially owned by the directors and certain executive officers of the Company and by the directors and executive officers as a group may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 24, 1997, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item with respect to certain relationships and related transactions may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held
April 24, 1997, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K

Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors

Balance sheets at December 31, 1996 and 1995                         21
Statements of income for each of the three years in the period       22
ended December 31, 1996
Statements of common stockholders' equity for each of the three
years in the period ended December 31,1996                           23
Statements of cash flows for each of the three years in the period 24 ended December 31, 1996
Notes to financial statements                                        25
Schedule for the years ended December 31, 1996, 1995 and 1994:
 Schedule II - Valuation and qualifying accounts                     40

All other schedules are omitted as the required information is either not present, is not present in sufficient amounts, or the information required therein is included in the financial statements or notes thereto.


List of Exhibits                                                          PAGE

  (3)  (a) -The   Restated  Articles  of  Incorporation  of  the  Company
             (Incorporated by reference to Exhibit 4(a) to Form S-3, File No. 33-54539).
       (b) -By-laws of Company as amended January 23, 1992 (Incorporated by reference to Exhibit 3(f) to Annual Report Form 10-K for year ended December 31, 1991, File No. 1-3368).
  (4)  (a) -Indenture  of  Mortgage  and  Deed  of  Trust  dated  as   of
             September 1, 1944 and First Supplemental Indenture thereto (Incorporated by reference to Exhibits B(1) and B(2) to Form 10, File No. 1-3368).
       (b) -Third Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 2(c) to Form S-7, File No. 2-59924).
       (c) -Sixth through Eighth Supplemental Indentures to Indenture of Mortgage and Deed of Trust (Incorporated by reference to
             Exhibit 2(c) to Form S-7, File No. 2-59924).
       (d) -Fourteenth Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(f) to Form S-3, File No. 33-56635).
       (e) -Sixteenth Supplemental Indenture dated as of November 1, 1989 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Annual Report on Form 10-K for year ended December 31, 1989, File No. 1-
             3368).
       (f) -Seventeenth Supplemental Indenture dated as of December 1, 1990 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(j) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-
             3368).
       (g) -Eighteenth Supplemental Indenture dated as of July 1, 1992 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368).
       (h) -Nineteenth Supplemental Indenture dated as of May 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit (l) to Form S-3, File No. 33-66748).
       (i) -Twentieth Supplemental Indenture dated as of June 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit (m) to Form S-3, File No. 33-66748).

       (j) -Twenty-First  Supplemental Indenture dated as of  October  1,
             1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
             (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1993, File No. 1-3368).
       (k) -Twenty-Second Supplemental Indenture dated as of November  1,
             1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
             (Incorporated by reference to Exhibit 4(k) to Annual  Report on  Form 10-K for year ended December 31, 1993, File No.  1-
             3368).
       (l) -Twenty-Third  Supplemental Indenture dated as of November  1,
             1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
             (Incorporated by reference to Exhibit 4(l) to Annual  Report on  Form 10-K for year ended December 31, 1993, File No.  1-
             3368).
       (m) -Twenty-Fourth  Supplemental Indenture dated as  of  March  1,
             1994   to   Indenture  of  Mortgage  and   Deed   of   Trust
             (Incorporated by reference to Exhibit 4(m) to Annual  Report on  Form 10-K for year ended December 31, 1993, File No.  1-
             3368).
       (n) -Twenty-Fifth  Supplemental Indenture dated as of November  1,
             1994   to   Indenture  of  Mortgage  and   Deed   of   Trust
             (Incorporated  by  reference to Exhibit 4(p)  to  Form  S-3,
             File No. 33-56635).
       (o) -Twenty-Sixth  Supplemental Indenture dated  as  of  April  1,
             1995   to   Indenture  of  Mortgage  and   Deed   of   Trust
             (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1995, File No. 1-3368).
       (p) -Twenty-Seventh  Supplemental Indenture dated as  of  June  1,
             1995   to   Indenture  of  Mortgage  and   Deed   of   Trust
             (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1995, File No. 1-3368).
       (q) -Twenty-Eighth Supplemental Indenture dated as of December  1,
             1996 to Indenture of Mortgage and Deed of Trust.*              44
       (r) -Rights  Agreement  dated  July  26,  1990  (Incorporated   by
             reference to Exhibit 4(a) to Form 8-K, dated July 26,  1990,
             File No. 1-3368).
       (s) -Amendment  to  Rights Agreement dated July 26,  1990  between the Company and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Rights Agent (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
 (10)  (a) -1986   Stock  Incentive  Plan  as  amended  July   23,   1992
             (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368).
       (b) -1996  Stock  Incentive  Plan (Incorporated  by  reference  to
             Exhibit 4.1 to Form S-8, File No. 33-64639).
       (c) -Management Incentive Plan (A description of this Plan is incorporated by reference to page 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders held April
             27, 1989).
       (d) -Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-3368).
       (e) -The Empire District Electric Company Change in Control Severance Pay Plan and Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
       (f) -Amendment to The Empire District Electric Company Change in Control Severance Pay Plan and revised Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1996, File No. 1-3368).
       (g) -The Empire District Electric Company Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for year ended December
             31, 1994, File No. 1-3368).
 (12)      -Computation  of  Ratios  of Earnings  to  Fixed  Charges  and
             Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.*
 (23)      -Consent of Price Waterhouse.*                                   63
 (24)      -Powers of Attorney.*                                            64
 (27)      -Financial Data Schedule for December 31, 1996.                  65

This exhibit is a compensatory plan or arrangement as contemplated by
Item 14(a)(3) of Form 10-K.
*Filed herewith.

Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1996.


SCHEDULE II
Valuation and Qualifying Accounts

Years ended December 31, 1996, 1995 and 1994
                    Balance           Additions               Deductions from      Balance
                                                                  reserve
                      at                 Charged to Other                            at
                                            Accounts
                   beginning  Charged                                              close of
                   of period    to     Description   Amount Description    Amount     period
                               income
Year ended December 31,
1996:
 Reserve deducted                       Recovery
from assets:                               of
      Accumulated                       amounts               Accounts
provision for                          previously
    uncollectible   $257,861  $558,458   written    $459,159   written  $1,010,088   $265,390
accounts                                 off                     off
    Reserve   not
shown separately
     in   balance                      Property,
sheet:                                  plant &
    Injuries  and                      equipment            Claims and
damages                                   and
    reserve (Note  $1,263,050  $508,280  clearing  $446,212  expenses     $916,625  $1,300,917
A)                                       accounts

Year ended December 31,
1995:
 Reserve deducted                       Recovery
from assets:                               of
      Accumulated                       amounts               Accounts
provision for                          previously
    uncollectible   $248,452  $409,600   written   $267,528   written     $667,719   $257,861
accounts                                 off                    off
    Reserve   not
shown separately
     in   balance                      Property,
sheet:                                  plant &
    Injuries  and                      equipment            Claims and
damages                                   and
    reserve (Note  $1,068,607  $640,941   clearing  $627,970  expenses  $1,074,468 $1,263,050
A)                                       accounts

Year        ended
December      31,
1994:
 Reserve deducted                       Recovery
from assets:                               of
      Accumulated                       amounts                Accounts
provision for                          previously
    uncollectible   $248,238  $325,100   written    $255,578   written     $580,464   $248,452
accounts                                 off                     off
    Reserve   not
shown separately
     in   balance                      Property,
sheet:                                  plant &
    Injuries  and                      equipment           Claims and
damages                                   and
    reserve (Note   $924,378  $477,347   clearing  $449,657  expenses     $782,775  $1,068,607
A)                                     accounts

<footnote>
NOTE A: This reserve is provided for workers' compensation, certain postemployment benefits and public liability damages. The Company at December 31, 1996 carried insurance for workers' compensation claims in excess of $250,000 and for public liability claims in excess of $250,000. The injuries and damages reserve is included on the Balance Sheet in the section "Noncurrent liabilities and deferred credits" in the category "Other".

                                SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE EMPIRE DISTRICT ELECTRIC COMPANY



                                R.L. LAMB
                 By......................................
                           R. L. Lamb, President

Date:  March 18, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                                  Date
          R. L. LAMB
   .........................
R. L. Lamb, President and Director
            (Principal Executive Officer)


        R. B. FANCHER
   ..........................
R. B. Fancher, Vice President-Finance
               (Principal Financial Officer)


         G. A. KNAPP
   ..........................
G. A. Knapp, Controller and Assistant Treasurer
             (Principal Accounting Officer)


        V. E. BRILL.*
   ..........................
V. E. Brill, Vice President-Energy Supply and Director


      M. F. CHUBB, JR.*
   ..........................
  M. F. Chubb, Jr., Director


        R. D. HAMMONS*
   .........................
   R. D. Hammons, Director


        R. C. HARTLEY*
   .........................
   R. C. Hartley, Director

                                                            March 18, 1997
       J. R. HERSCHEND*
   ..........................
  J. R. Herschend, Director


       F. E. JEFFRIES*
   ...........................
   F. E. Jeffries, Director


         R. E. MAYES*
   ..........................
    R. E. Mayes, Director


       M. W. McKINNEY*
   ...........................
M. W. McKinney, Executive Vice President-
                Commercial Operations and Director


        M. M. POSNER*
   ...........................
    M. M. Posner, Director


        R. B. FANCHER
*By............................
(R. B. Fancher, As attorney in fact for
each of the persons indicated)