Form 10-Q
period 1997-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 1997-05-09
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1997 or

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



  Common  stock  outstanding as of April  30,  1997:   16,520,313
shares.

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

Part II - Other Information:

Item 1.   Legal Proceedings - (none)

Item 2.   Changes in Securities - (none)

Item 3.   Defaults Upon Senior Securities - (none)

Item 4.   Submission of Matters to a Vote of Security       12
          Holders

Item 5.   Other Information                                 12

Item 6.   Exhibits and Reports on Form 8-K                  12

Signatures                                                  13


                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


STATEMENT OF INCOME (UNAUDITED)
                                           Three Months Ended
                                               March 31,
                                           1997         1996
Operating revenues:
 Electric                               $47,056,481  $47,382,550
 Water                                      248,286      257,513
                                         47,304,767   47,640,063
Operating revenue deductions:
 Operating expenses:
  Fuel                                    6,781,084    8,639,717
  Purchased power                        12,578,852   11,101,925
  Other                                   7,910,516    7,472,130
 Total operating expenses                27,270,452   27,213,772

 Maintenance and repairs                  3,032,191    2,762,649
 Depreciation and amortization            5,556,021    5,282,414
 Provision for income taxes               1,515,833    1,995,610
 Other taxes                              2,856,839    3,001,017
                                         40,231,336   40,255,462

Operating income                          7,073,431    7,384,601
Other income and deductions:
  Allowance for equity funds used                 -      143,100
during construction
  Interest income                            23,816       26,850
  Other - net                             (121,514)    (115,247)
                                           (97,698)       54,703
Income before interest charges            6,975,733    7,439,304
Interest charges:
  Long-term debt                          4,148,202    3,695,737
  Allowance for borrowed funds used       (511,959)    (142,430)
during construction
  Other                                     214,674      239,329
                                          3,850,917    3,792,636
Net income                                3,124,816    3,646,668
Preferred stock dividend requirements       604,085      604,085
Net income applicable to common stock    $2,520,731   $3,042,583

Weighted average number of common        16,457,197   15,238,248
shares outstanding

Earnings per weighted average share of        $0.15        $0.20
common stock

Dividends per share of common stock           $0.32        $0.32

<FOOTNOTE>
See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)
                                          Twelve Months Ended
                                               March 31,
                                            1997         1996
Operating revenues:
 Electric                               $204,607,553 $197,068,787
 Water                                     1,041,109    1,013,705
                                         205,648,662  198,082,492
Operating revenue deductions:
 Operating expenses:
  Fuel                                    31,715,702   33,173,844
  Purchased power                         48,869,956   39,319,554
  Other                                   30,484,532   33,051,887
  Voluntary early retirement program               -    4,583,188
 Total operating expenses                111,070,190  110,128,473

 Maintenance and repairs                  13,941,625   12,729,629
 Depreciation and amortization            21,863,118   20,460,404
 Provision for income taxes               11,320,223   10,398,855
 Other taxes                              11,112,308   11,277,251
                                         169,307,464  164,994,612

Operating income                          36,341,198   33,087,880
Other income and deductions:
 Allowance for equity funds used             395,795      809,434
during construction
 Interest income                             155,335      249,197
 Other - net                               (350,793)    (366,657)
                                             200,337      691,974
Income before interest charges            36,541,535   33,779,854
Interest charges:
 Long-term debt                           15,334,029   14,961,685
 Allowance for borrowed funds used       (1,250,964)    (752,709)
during construction
 Other                                       931,115      692,374
                                          15,014,180   14,901,350
Net income                                21,527,355   18,878,504
Preferred stock dividend requirements      2,416,340    2,416,340
Net income applicable to common stock    $19,111,015  $16,462,164

Weighted average number of common         16,318,551   15,045,115
shares outstanding

Earnings per weighted average share of         $1,17        $1.09
common stock

Dividends per share of common stock            $1.28        $1.28

<FOOTNOTE>
See accompanying Notes to Financial Statements.

BALANCE SHEET
                                         March 31,
                                           1997      December 31,
                                        (Unaudited)      1996
ASSETS
 Utility plant, at original cost:
  Electric                              $731,653,031  $714,913,653
  Water                                    5,433,931     5,331,286
  Construction work in progress           35,646,463    37,016,435
                                         772,733,425   757,261,374
  Accumulated depreciation               247,684,340   242,051,460
                                         525,049,085   515,209,914
 Current assets:
  Cash and cash equivalents                3,128,621     2,246,136
  Accounts receivable - trade, net        11,312,397    12,704,920
  Accrued unbilled revenues                4,294,153     6,423,760
  Accounts receivable - other              2,606,729     2,874,669
  Fuel, materials and supplies            14,081,185    14,435,741
  Prepaid expenses                           874,042       796,413
                                          36,297,127    39,481,639
 Deferred charges:
  Regulatory assets                       37,640,339    37,831,661
  Unamortized debt issuance costs          3,576,271     3,633,349
  Other                                      770,613       823,177
                                          41,987,223    42,288,187

   Total Assets                         $603,333,435  $596,979,740

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
16,511,329 and
  16,436,559 shares issued and
outstanding,
  respectively                           $16,511,329   $16,436,559
 Capital in excess of par value          146,742,812   145,313,610
 Retained earnings (Note 2)               48,597,826    51,340,554
   Total common stockholders' equity     211,851,967   213,090,723
 Preferred stock                          32,901,800    32,901,800
 Long-term debt                          219,537,643   219,533,678
                                         464,291,410   465,526,201
 Current liabilities:
  Accounts payable and accrued            12,139,019    14,607,179
liabilities
  Commercial paper                        11,000,000     7,500,000
  Customer deposits                        2,894,229     2,820,896
  Interest accrued                         6,022,396     3,455,254
  Taxes accrued, including income          3,907,922       449,771
taxes
                                          35,963,566    28,833,100
 Noncurrent liabilities and deferred
credits:
  Regulatory liability                    18,371,910    18,648,961
  Deferred income taxes                   65,590,667    64,992,745
  Unamortized investment tax credits       9,498,910     9,561,000
  Postretirement benefits other than       4,853,429     4,417,796
pensions
  Other                                    4,763,543     4,999,937
                                         103,078,459   102,620,439
   Total Capitalization and             $603,333,435  $596,979,740
Liabilities

<FOOTNOTE>
See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                           Three Months Ended
                                               March 31,
                                           1997         1996*
Operating activities:
 Net income                              $3,124,816   $3,646,668
 Adjustments to reconcile net income
to cash flows:
  Depreciation and amortization           6,284,845    5,874,596
  Pension income                           (237,501)    (177,999)
  Deferred income taxes, net                209,945      402,451
  Investment tax credit, net                (62,090)     (89,520)
  Allowance for equity funds used                  -    (143,100)
during construction
  Issuance of common stock for 401(k)       176,738      175,622
plan
  Other                                      35,826       13,031
  Cash flows impacted by changes in:
   Accounts receivable and accrued        3,790,070      725,695
unbilled revenues
   Fuel, materials and supplies             354,557      152,866
   Prepaid expenses and deferred            (75,420)     230,298
charges
   Accounts payable and accrued          (2,468,161)  (2,364,805)
liabilities
   Customer deposits, interest and        6,098,626    5,752,366
taxes accrued
   Other liabilities and other              436,741      173,080
deferred credits

Net cash provided by operating           17,668,992   14,371,249
activities

Investing activities:
  Construction expenditures              (15,734,205) (9,865,072)

  Allowance for equity funds used                 -      143,100
during construction

Net cash used in investing activities    (15,734,205) (9,721,972)


Financing activities:
  Proceeds from issuance of common        1,327,233    1,308,189
stock
  Dividends                              (5,867,544)  (5,476,480)
  Payment of debt issue costs               (11,991)           -
  Net proceeds from short-term            3,500,000     (500,000)
borrowings

Net cash used in financing activities    (1,052,302)  (4,668,291)

Net increase (decrease) in cash and         882,485      (19,014)
cash equivalents

Cash and cash equivalents at beginning    2,246,136    3,816,775
of period

Cash and cash equivalents at end of      $3,128,621   $3,797,761
period

<FOOTNOTE>
*Certain reclassifications have been made to conform with current year reporting methodology.

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies

     The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
       The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in the opinion of the Company necessary to present fairly the results for the interim periods presented.

Note 2 - Retained Earnings

                                                     First
                                                    Quarter
                                                     1997
 Balance at January 1, 1997                       $51,340,554
  Changes January 1 through March 31:
   Net Income                                       3,124,816
   Quarterly cash dividends on common stock:
    - $0.32 per share                             (5,263,459)
   Quarterly cash dividends on preferred stock:
    8-1/8% cumulative - $0.203125 per share         (507,813)
    5% cumulative - $0.125 per share                 (48,772)
    4-3/4% cumulative - $0.11875 per share           (47,500)

 Total changes January 1 through March 31         (2,742,728)

 Balance at March 31, 1997                        $48,597,826

Item 2.    Management's  Discussion  and  Analysis  of  Financial
      Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 1997, compared to the same periods ended
March 31, 1996.

Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the first quarter of 1997, approximately 45% were from residential customers, 28% from commercial customers, 16% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                        Kwh Sales              Revenue
                               Twelve                Twelve
                     First     Months      First     Months
                    Quarter     Ended     Quarter     Ended
  Residential        (5.4)%     0.5%       (3.1)%      1.5%
  Commercial         (2.7)      2.6        (1.7)       2.7
  Industrial          4.1       7.2         4.2        7.4
  Net Wholesale       2.5       6.2        (0.2)       8.9
  On-System
   Total System      (1.8)      3.2        (0.9)       3.5

      Mild temperatures experienced during the first three months of 1997 resulted in a decline in residential and commercial Kwh sales and revenue when compared to the same period in 1996 when temperatures were colder than normal. Industrial Kwh sales and related revenues, which are not as weather-sensitive as residential and commercial sales, were positively affected during the first quarter of 1997 by continuing increases in business activity throughout the Company's service territory, although customer growth has been at a slower rate than during the first three months of 1996.
      On-system wholesale Kwh sales were up during the first quarter of 1997. Revenues associated with those sales, however, decreased slightly as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.
     For the twelve months ended March 31, 1997, Kwh sales to and revenue from the Company's on-system customers were up over the year earlier period. This increase reflected primarily warmer summer temperatures experienced during the second quarter of 1996 and significantly colder weather during the fourth quarter of 1996. Mild weather conditions during the third quarter of 1996 partially offset these positive impacts. In addition, a full year of the November 1995 Missouri electric rate increase contributed to the increased revenue during the year.

      On August 30, 1996, the Company filed a request with the Missouri Public Service Commission for a general increase in rates for its Missouri electric customers in the amount of approximately $23,438,000 or 13.8%. A stipulated agreement was filed by the parties to the case on April 4, 1997. The agreement if approved, would allow for, among other things, a revenue increase based on a September 30, 1996 test year, plus a true-up amount through March 31, 1997, that will address changes in rate base and capital structure as well as isolated adjustments for Unit No. 2 at the Company's State Line Plant, if it is declared in service by May 31, 1997. A hearing on the stipulation was held on April 30, 1997, with a hearing on the true-up amount scheduled to begin on May 23, 1997. Under Missouri law, the Commission must act on the Company's request by July 28, 1997. The Company cannot predict the extent of any increase which might be granted as a result of this filing.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During the first quarter of both 1997 and 1996, income from such off-system transactions exceeded related expenses by approximately $0.5 million. For the twelve months ended March 31, 1997, income from such off-system transactions exceeded related expenses by approximately $2.0 million, compared with approximately $1.9 million during the twelve months ended March 31, 1996. The increase in net income from off-system transactions during the twelve-month period was due primarily to an increase in revenue from transmission service transactions through the Western Systems Power Pool, of which the Company is a member.

Operating Revenue Deductions

      During the first quarter of 1997, total operating expenses were virtually level with total operating expenses during the first quarter of 1996. Purchased power costs were up approximately $1.5 million (13.3%) during the period, primarily due to increased purchases of replacement energy needed during an extended spring maintenance outage at the Asbury Plant. The outage was scheduled for five weeks instead of the normal three to allow for the completion of additional work to repair rotor damage initially discovered during the 1996 Asbury five-year turbine inspection, plus the connection of new fiberglass cooling towers. The Asbury Plant was returned to service on April 16, 1997.
      Total fuel costs were down approximately $1.9 million (21.5%) during the first quarter of 1997, reflecting primarily a decrease of approximately 75 million Kwh (11.8%) in fuel-generated kilowatt-hours by the Company's plants corresponding to a lower level of customer demand due to the mild weather conditions described above. Fuel costs were also affected by the decreased generation by higher-cost, gas-fired combustion turbine units at the Energy Center and the Riverton Plant, and more favorable fuel prices at the jointly-owned Iatan Plant.
       Other operating expenses increased approximately $0.4 million (5.9%) during the period, due primarily to higher general and administrative costs and increased customer account expenses. Maintenance and repair expense increased approximately $0.3 million (9.8%) during the quarter, primarily due to the increased expenses associated with the Asbury maintenance outage discussed above and increased maintenance on the Company's transmission system.

        Depreciation and amortization expenses increased approximately $0.3 million (5.2%) during the quarter due to increased levels of plant and equipment placed in service. Total income taxes declined during the first quarter of 1997 due primarily to lower taxable income during the current period. Other taxes were down approximately $0.1 million (4.8%) during the quarter reflecting primarily decreased franchise taxes relating to lower revenues.
      During the twelve months ended March 31, 1997, total operating expenses were up approximately $0.9 million (0.9%) compared to the year ago period. Excluding the one-time pre-tax charge of approximately $4.6 million in the third quarter of 1995 relating to the Company's voluntary early retirement program (the "VERP"), total operating expenses increased approximately $5.5 million (5.2%). Total purchased power costs were up approximately $9.6 million (24.3%), primarily due to increased purchases of replacement energy needed during the maintenance outages at the
Asbury Plant discussed above. Several forced outages at the Company's low-cost Asbury and jointly-owned Iatan Plants during the third quarter of 1996 also resulted in the Company purchasing greater amounts of replacement energy than it purchased during the same period ending March 31, 1996. Total fuel costs were down approximately $1.5 million (4.4%) during the twelve month period due primarily to the factors discussed for the three months ended March 31, 1997.
       Other operating expenses decreased approximately $2.6 million (7.8%) during the twelve months ended March 31, 1997, compared to the same period last year (excluding expenses related to the VERP), due primarily to lower general and administrative costs. During the twelve months ended March 31, 1996, the Company's general and administrative costs were higher in large part because of the legal proceeding relating to the complaint filed by Ahlstrom Development Corporation which concluded in November 1995, and the Company's Competitive Positioning Process.
     Maintenance and repair expenses increased approximately $1.2 million (9.5%) during the period, due primarily to increased maintenance performed on the Company's distribution system. These expenses were higher in part due to approximately $0.7 million in repairs associated with damage from a wind storm which occurred at the end of April 1996, and approximately $0.4 million in repairs associated with damage from an ice storm which occurred at the end of November 1996. Depreciation and amortization expense increased approximately $1.4 million (6.9%) due to increased levels of plant and equipment placed in service. Total provision for income taxes increased due to higher taxable income during the current period. Other taxes were down slightly during the period.

Nonoperating Items

     Total allowance for funds used during construction ("AFUDC") increased during both current periods, reflecting higher levels of construction work in progress, particularly due to the construction of Unit No. 2 at the Company's State Line Plant.
      Interest income decreased during both current periods, reflecting lower balances of cash available for investment particularly due to increased levels of construction. Interest charges on first mortgage bonds increased in both the periods due to additional issuances of the Company's First Mortgage Bonds. Other interest increased during the twelve months ending March 31, 1997, primarily due to increased usage of short-term debt to finance the Company's construction program.

Earnings

      For the first quarter of 1997, earnings per share of common stock were $0.15 compared to $0.20 earned during the first quarter of 1996. Earnings per share were down primarily due to decreased revenues resulting from mild weather conditions, the increase in operating and maintenance expenses discussed above and increased first mortgage bond interest. Earnings per share also reflect increased levels of AFUDC and a greater number of shares outstanding because of the Company's issuance of 880,000 shares of common stock in April 1996.
      Earnings per common share for the twelve months ended March 31, 1997, were $1.17 compared to $1.09 earned during the same period last year (after giving effect to the one-time charge related to the VERP, which reduced earnings for the twelve months ended March 31, 1996 by approximately $0.19 per share). Increased revenue resulting from weather conditions favorable to Kwh sales and the 1995 Missouri rate increase was partially offset by the increase in expenses discussed above, particularly increases in purchased power expenses and distribution maintenance expenses. Earnings per share for the twelve months ended March 31, 1997, also reflect a greater number of shares outstanding because of the Company's issuance of 880,000 shares of common stock in April 1996. The Company believes that adequate rate relief as a result of its Missouri rate case described above will be necessary to offset increased purchased power and other expenses, and to improve its earnings.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $15.7 million during the first quarter of 1997, compared to $9.9 million for the same period in 1996. Approximately $2.9 million of construction expenditures during the first quarter were related to the construction of Unit No. 2 at the State Line Power Plant, which is currently scheduled to be placed in service by May 31, 1997. During the first quarter of 1997, approximately 75% of construction expenditures and other funds requirements were satisfied internally from operations; the remainder was provided from the issuance of commercial paper, and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.
      The Company's construction expenditures are expected to total approximately $55.3 million in 1997, including approximately $22.2 million for additions to the Company's distribution system to meet projected increases in customer demand and approximately $11.9 million for the completion of Unit No. 2 at the State Line Power Plant.
      The Company currently estimates that internally generated funds will provide at least 75% of the funds required for the remainder of its 1997 construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and to repay such borrowings with internally generated funds and out of the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; the outcome of the Company's pending electric rate case in Missouri; electric utility restructuring, including ongoing state and federal activities; future economic conditions; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs.


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of Common Stockholders was held on April 24, 1997.

(b)  The  following  persons  were re-elected  Directors  of  the
     Company   to   serve  until  the  2000  Annual  Meeting   of
     Stockholders:

      R. D. Hammons (12,910,996 votes for; 205,779 withheld authority).
      J. R. Herschend (12,907,491 votes for; 209,284 withheld authority).
      M. W. McKinney (12,961,522 votes for; 155,253 withheld authority).
      M. M. Posner (12,954,521 votes for; 162,254 withheld authority).

     The term of office as Director of the following other Directors continued after the meeting: V. E. Brill, M. F. Chubb, Jr., R. C. Hartley, F. E. Jeffries, R. L. Lamb and
     R. E. Mayes. No other matters were acted on by the shareholders at the meeting.


Item 5.  Other Information.

      At March 31, 1997, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 2.99x and 2.45x, respectively.
See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12) Computation of Ratio and Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred
        Stock Dividend Requirements.

     (27)    Financial Data Schedule for March 31, 1997.

(b) No reports on Form 8-K were filed during the first quarter of 1997.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                           Registrant




                         By     R. B. Fancher
                           --------------------------
                                R. B. Fancher
                          Vice President - Finance



                         By     G. A. Knapp
                           --------------------------
                                G. A. Knapp
                     Controller and Assistant Treasurer

May 9, 1997