Form 10-Q
period 1997-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 1997-08-07
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1997 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


 Common stock outstanding as of August 1, 1997:  16,649,219 shares.

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

Part II -  Other Information:

Item 1.    Legal Proceedings - (none)

Item 2.    Changes in Securities - (none)

Item 3.    Defaults Upon Senior Securities - (none)

Item 4.    Submission of Matters to a Vote of Security
            Holders                                         13

Item 5.    Other Information                                13

Item 6.    Exhibits and Reports on Form 8-K                 13

Signatures                                                  14

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF INCOME (UNAUDITED)
                                                Three Months Ended
                                                    June 30,
                                                  1997         1996
Operating revenues:
     Electric                                 $45,718,191  $47,347,988
     Water                                        261,817      258,315
                                               45,980,008   47,606,303
Operating revenue deductions:
     Operating expenses:
      Fuel                                      7,902,616    7,270,682
      Purchased power                          10,607,906   12,694,375
      Other                                     7,573,259    7,202,533
     Total operating expenses                  26,083,781   27,167,590

     Maintenance and repairs                    3,474,208    4,379,212
     Depreciation and amortization              5,698,791    5,356,981
     Provision for income taxes                 1,334,810    1,498,050
     Other taxes                                2,696,233    2,821,125
                                               39,287,823   41,222,958

Operating income                                6,692,185    6,383,345
Other income and deductions:
      Allowance for equity funds used
       during construction                              -      162,653
      Interest income                              26,682       46,862
      Other - net                                (46,542)     (47,449)
                                                 (19,860)      162,066
Income before interest charges                  6,672,325    6,545,411
Interest charges:
      Long-term debt                            4,147,608    3,695,737
      Commercial paper                            262,304       59,449
      Allowance for borrowed funds used
       during construction                      (480,346)    (143,518)
      Other                                        93,858       82,789
                                                4,023,424    3,694,457
Net income                                      2,648,901    2,850,954
Preferred stock dividend requirements             604,085      604,085
Net income applicable to common stock          $2,044,816   $2,246,869

Weighted average number of common shares
 outstanding                                   16,547,939   16,119,268

Earnings per weighted average share of
 common stock                                       $0.12        $0.14

Dividends per share of common stock                 $0.32        $0.32

<footnote>
See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                                 Six Months Ended
                                                     June 30,
                                                 1997         1996
Operating revenues:
     Electric                                 $92,774,672  $94,730,538
     Water                                        510,103      515,828
                                               93,284,775   95,246,366
Operating revenue deductions:
     Operating expenses:
      Fuel                                     14,683,700   15,910,399
      Purchased power                          23,186,758   23,796,300
      Other                                    15,483,775   14,674,663
     Total operating expenses                  53,354,233   54,381,362

     Maintenance and repairs                    6,506,399    7,141,861
     Depreciation and amortization             11,254,812   10,639,395
     Provision for income taxes                 2,850,643    3,493,660
     Other taxes                                5,553,072    5,822,142
                                               79,519,159   81,478,420

Operating income                               13,765,616   13,767,946
Other income and deductions:
     Allowance for equity funds used during
      construction                                      -      305,753
     Interest income                               50,497       73,712
     Other - net                                (168,005)    (162,696)
                                                (117,508)      216,769
Income before interest charges                 13,648,108   13,984,715
Interest charges:
     Long-term debt                             8,295,810    7,391,474
     Commercial paper                             384,204      236,960
     Allowance for borrowed funds used          (992,255)    (285,948)
      during construction
     Other                                        186,632      144,607
                                                7,874,391    7,487,093
Net income                                      5,773,717    6,497,622
Preferred stock dividend requirements           1,208,170    1,208,170
Net income applicable to common stock          $4,565,547   $5,289,452

Weighted average number of common shares
 outstanding                                   16,502,819   15,678,758

Earnings per weighted average share of
 common stock                                       $0.28        $0.34

Dividends per share of common stock                 $0.64        $0.64

<footnote>
See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                                Twelve Months Ended
                                                    June 30,
                                                 1997         1996
Operating revenues:
     Electric                                $202,977,756 $202,190,579
     Water                                      1,044,612    1,033,268
                                              204,022,368  203,223,847
Operating revenue deductions:
     Operating expenses:
      Fuel                                     32,347,636   33,630,244
      Purchased power                          46,783,486   43,674,228
      Other                                    30,855,259   32,427,109
      Voluntary early retirement program                -    4,583,188
     Total operating expenses                 109,986,381  114,314,769

     Maintenance and repairs                   13,036,622   13,734,452
     Depreciation and amortization             22,204,928   20,991,164
     Provision for income taxes                11,156,983   10,093,115
     Other taxes                               10,987,416   11,622,750
                                              167,372,330  170,756,250

Operating income                               36,650,038   32,467,597
Other income and deductions:
     Allowance for equity funds used during
      construction                                233,092      635,584
     Interest income                              135,154      156,012
     Other - net                                (349,836)    (322,981)
                                                   18,410      468,615
Income before interest charges                 36,668,448   32,936,212
Interest charges:
     Long-term debt                            15,785,900   14,783,791
     Commercial paper                             823,135      367,639
     Allowance for borrowed funds used
      during construction                     (1,587,793)    (495,255)
     Other                                        321,905      282,350
                                               15,343,147   14,938,525
Net income                                     21,325,301   17,997,687
Preferred stock dividend requirements           2,416,340    2,416,340
Net income applicable to common stock         $18,908,961  $15,581,347

Weighted average number of common shares
 outstanding                                   16,425,425   15,398,696

Earnings per weighted average share of
 common stock                                       $1.15        $1.01

Dividends per share of common stock                 $1.28        $1.28

<footnote>
See accompanying Notes to Financial Statements.

BALANCE SHEETS
                                              June 30,
                                                1997      December 31,
                                            (Unaudited)       1996
ASSETS
     Utility plant, at original cost:
      Electric                              $773,272,039  $714,913,653
      Water                                    5,518,931     5,331,286
      Construction work in progress           15,126,268    37,016,435
                                             793,917,238   757,261,374
      Accumulated depreciation               252,649,751   242,051,460
                                             541,267,487   515,209,914
     Current assets:
      Cash and cash equivalents                2,484,129     2,246,136
      Accounts receivable - trade, net        11,458,903    12,704,920
      Accrued unbilled revenues                6,483,741     6,423,760
      Accounts receivable - other              1,505,327     2,874,669
      Fuel, materials and supplies            15,241,838    14,435,741
      Prepaid expenses                         1,071,140       796,413
                                              38,245,078    39,481,639
     Deferred charges:
      Regulatory assets                       37,711,364    37,831,661
      Unamortized debt expenses                3,513,083     3,633,349
      Other                                    1,335,482       823,177
                                              42,559,929   42,,288,187
       Total Assets                         $622,072,494  $596,979,740

CAPITALIZATION AND LIABILITIES:
     Common stock, $1 par value, 16,638,405
and 16,436,559 shares issued and
outstanding, respectively                    $16,638,405   $16,436,559
     Capital in excess of par value          148,060,611   145,313,610
     Retained earnings (Note 2)               45,339,772    51,340,554
       Total common stockholders' equity     210,038,788   213,090,723
     Preferred stock                          32,901,800    32,901,800
     Long-term debt                          196,439,609   219,533,678
                                             439,380,197   465,526,201
     Current liabilities:
      Accounts payable and accrued
      liabilities                             11,319,647    14,607,179
      Commercial paper                        34,000,000     7,500,000
      Customer deposits                        2,995,067     2,820,896
      Interest accrued                         3,591,302     3,455,254
      Taxes accrued, including income taxes
                                               4,866,121       449,771
      Current maturities - first mortgage
       bonds                                  23,000,000             -
                                              79,772,137    28,833,100
     Noncurrent liabilities and deferred
      credits:
      Regulatory liability                    18,094,859    18,648,961
      Deferred income taxes                   66,227,122    64,992,745
      Unamortized investment tax credits       9,438,560     9,561,000
      Postretirement benefits other than
       pensions                                4,340,693     4,417,796
      Other                                    4,818,926     4,999,937
                                             102,920,160   102,620,439
       Total Capitalization and Liabilities $622,072,494  $596,979,740

<footnote>
See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 Six Months Ended
                                                     June 30,
                                                 1997         1996
Operating activities:
     Net income                                $5,773,717   $6,497,622
     Adjustments to reconcile net income to
      cash flows:
      Depreciation and amortization            12,765,688   11,853,623
      Pension income                             (362,600)    (586,500)
      Deferred income taxes - net                 458,423      767,409
      Investment tax credit - net                (122,440)    (170,630)
      Allowance for equity funds used
       during construction                               -    (305,753)
      Issuance of common stock for 401(k)
       plan                                       323,761      319,578
      Other                                        35,876       34,912
      Cash flows impacted by changes in:
       Receivables and accrued unbilled
        revenues                                2,555,378   (1,922,753)
       Fuel, materials and supplies              (806,097)    (478,035)
       Prepaid expenses and deferred
        charges                                (1,127,756)  (2,804,556)
       Accounts payable and accrued
        liabilities                            (3,287,533)    (934,735)
       Customer deposits, interest and
        taxes accrued                           4,726,569    4,280,850
       Other liabilities and deferred
        credits                                   104,488      638,945

Net cash provided by operating activities      21,037,474   17,189,977

Investing activities:
      Construction expenditures               (38,030,129) (22,730,571)
      Allowance for equity funds used
       during construction                              -      305,753

Net cash used in investing activities         (38,030,129) (22,424,818)

Financing activities:
      Proceeds from issuance of common
       stock                                    2,625,085   17,602,886
      Dividends                               (11,774,499) (11,273,711)
      Repayment of first mortgage bonds          (102,000)           -
      Payment of debt issue costs                 (17,938)           -
      Net issuances from short-term
       borrowings                              26,500,000   (1,000,000)

Net cash provided by financing activities      17,230,648    5,329,175

Net increase in cash and cash equivalents         237,993       94,334

Cash and cash equivalents at beginning of
 period                                         2,246,136    3,816,775

Cash and cash equivalents at end of period     $2,484,129   $3,911,109

<footnote>
See accompanying Notes to Financial Statements.1

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

Note 2 - Retained Earnings

 Balance at January 1, 1997                       $51,340,554
  Changes January 1 through March 31:
   Net Income                                       3,124,816
  Quarterly cash dividends on common stock:
   $0.32 per share                                 (5,263,459)
  Quarterly cash dividends on preferred stock:
   8-1/8% cumulative - $0.203125 per share           (507,813)
   5% cumulative - $0.125 per share                   (48,772)
   4-3/4% cumulative - $0.11875 per share             (47,500)
 Total changes January 1 through March 31          (2,742,728)

 Balance April 1, 1997                             48,597,826
  Changes April 1 through June 30:
   Net Income                                       2,648,901
  Quarterly cash dividends on common stock:
   $0.32 per share                                 (5,302,870)
  Quarterly cash dividends on preferred stock:
   8-1/8% cumulative - $0.203125                     (507,812)
   5% cumulative - $0.125 per share                   (48,773)
   4-3/4% cumulative - $0.11875 per share             (47,500)
 Total changes April 1 through June 30             (3,258,054)

 Balance June 30, 1997                            $45,339,772

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 1997, compared to the same periods ended June 30, 1996.

Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the second quarter of 1997, approximately 38% were from residential customers, 31% from commercial customers, 19% from industrial customers, 5% from wholesale on-system customers and 2% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                                Operating
                         Kwh Sales              Revenues
                             Six  Twelve           Six   Twelve
                   Second  Months Months  Second Months  Months
                   Quarter  Ended  Ended  Quarter Ended   Ended
 Residential        (7.6)%  (6.3)% (3.9)%  (6.0)% (4.4)%  (2.5)%
 Commercial         (3.1)   (2.9)  (1.1)   (2.7)  (2.3)   (0.4)
 Industrial          2.2     3.1    5.9     0.9    2.4     5.4
 Wholesale On-       2.1     2.3    4.2    (4.7)  (2.5)    2.5
  System
  Total System      (2.6)   (2.2)   0.0    (3.0)  (2.0)    0.2

      Continued mild temperatures in the Company's service territory during the second quarter of 1997 resulted in declines in both residential and commercial Kwh sales and revenue compared to the same period of 1996, when temperatures were above normal. Customer growth during the first half of 1997 has been at a slower rate than that experienced during the same period of 1996. Industrial Kwh sales and related revenues, which are not particularly weather-sensitive, were positively affected by continuing increases in business activity throughout the Company's service territory.
      On-system wholesale Kwh sales were up during the second quarter of 1997. Revenues associated with those sales, however, decreased as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales. This clause requires changes in fuel and purchased power costs to be passed through to customers.
      For the six and twelve months ended June 30, 1997, Kwh sales to and operating revenues from the Company's residential and commercial customers declined, reflecting the mild weather conditions experienced during the periods. Industrial sales continued to grow due to strong business activity in the Company's service territory.
     On August 30, 1996, the Company filed a request with the Missouri Public Service Commission for a general increase in rates for its Missouri electric customers in the amount of approximately $23.4 million, or 13.8%. A stipulated agreement was filed by the parties to the case on April 4, 1997, and amended on June 23, 1997. On July 17, 1997, the Commission issued a report and order approving an increase in rates in the amount of approximately $10.6 million, or 6.43% effective July 28, 1997. The amount approved did not include the Company's investment in Unit No. 2 at the Company's State Line Plant, as the Commission deemed that Unit No. 2 did not meet all of the nine specified in-service criteria. The Company filed an Application for Rehearing with the Commission on July 25, 1997, stating that the unit has now met all nine specified in-service criteria and has been in operation and supplying power to its customers and the wholesale power market since June 18, 1997. On August 6, 1997, the Company filed rates with the Commission designed to recover approximately $3.4 million, or 1.91% in revenues representing the Company's investment in State Line Unit No. 2. The Company in its application asked that the Missouri Commission not suspend the rates, and allow them to go into effect on September 5, 1997.

Off-System Transactions

     In addition to sales to its own customers, the Company also sells power to other utilities to the extent it is available, and provides transmission service through its system for transactions between other energy suppliers. For the second quarter of 1997, revenues from such transactions amounted to approximately $1.5 million, compared with approximately $1.7 million during the second quarter of 1996. For the six months ended June 30, 1997, revenues from such off-system transactions were approximately $2.9 million, compared with approximately $3.1 million during the six months ended June 30, 1996. For the twelve months ended June 30, 1997, revenues from such off-system transactions were approximately $6.9 million, compared with approximately $6.5 million during the twelve months ended June 30, 1996.

Operating Revenue Deductions

      During the second quarter of 1997, total operating expenses decreased approximately $1.1 million (4.0%) compared to the same period last year. Purchased power costs were down approximately $2.1 million (16.4%) during the second quarter of 1997. The amount of power the Company purchased during the second quarter of 1997 was significantly lower than that purchased during the same period last year, primarily due to lower customer demand due to the mild weather conditions discussed above and significantly increased generation by the Company's Asbury Plant. During the second quarter of 1996, the Asbury Plant was unavailable during an extended maintenance outage which lasted from March 22 until June 1, while the spring maintenance outage for the Asbury Plant during the second quarter of 1997 lasted five weeks as scheduled.
      Total fuel costs were approximately $0.6 million (8.7%) higher during the second quarter of 1997 due to the effects described above.
      Other operating expenses increased approximately $0.4 million (5.2%) during the second quarter, due primarily to higher production expenses. Maintenance and repairs expense decreased approximately $1.0 million (20.7%) during the period, primarily due to decreased levels of distribution system maintenance and decreased Asbury maintenance expenses as discussed above. Distribution system maintenance expenses were higher during the second quarter of 1996, primarily due to repairs associated with damage from a wind storm.
      Depreciation and amortization expense increased approximately $0.3 million (6.4%) during the second quarter of 1997 due to increased levels of plant and equipment placed in service. State Line Unit No. 2 was placed into commercial operation on June 18, 1997. Total income taxes declined due primarily to lower taxable income during the current period. Other taxes were down approximately $0.1 million (4.4%) during the quarter reflecting primarily decreased franchise taxes relating to lower revenues.

      For the six months ended June 30, 1997, total operating expenses were down approximately $1.0 million (1.9%) compared to the same period last year. Total purchased power costs decreased $0.6 million (2.7%) during the period, due primarily to lower customer demand due to the mild weather conditions discussed above and significantly increased generation by the Company's Asbury Plant. Total fuel costs decreased approximately $1.2 million (7.7%) during the six-month period. Fuel costs were lower during the period primarily due to significant decreases in generation by higher-cost, gas-fired combustion turbine units at the Company's Riverton Plant and Energy Center. These plants were not utilized to the extent they were during the same period last year due to greater availability of the Asbury Plant and the Company's Ozark Beach Hydro Plant in the current period.
      Other operating expenses during the six months ended June 30, 1997, increased approximately $0.8 million (5.5%) compared to the same period in 1996, due primarily to higher production expenses, general and administrative costs and increased customer account expenses. Maintenance and repairs expense, the total provision for income taxes and other taxes all decreased during the period for the same reasons as discussed in the second quarter results.
      During the twelve months ended June 30, 1997, total operating expenses decreased approximately $4.3 million (3.8%) compared to the year ago period. Excluding the one-time pre-tax charge of approximately $4.6 million in the third quarter of 1995 relating to the Company's voluntary early retirement program (the "VERP"), total operating expenses increased only $0.3 million (0.2%). Total purchased power costs were up approximately $3.1 million (7.1%). Purchased power costs were up during the period as it became more economical to purchase the energy rather than to generate with the Company's gas-fired combustion turbine units. Fuel costs decreased approximately $1.3 million (3.8%) during the twelve-month ending period, due primarily to the factors discussed for the six months ended June 30, 1997.
      Other operating expenses decreased approximately $1.6 million (4.8%) during the twelve months ended June 30, 1997, compared to the same period last year (excluding expenses related to the VERP), due primarily to lower general and administrative costs. During the twelve months ended June 30, 1996, the Company's general and administrative costs were higher in large part because of the legal proceeding relating to the complaint filed by Ahlstrom Development Corporation which concluded in November 1995, and the Company's Competitive Positioning Process. Maintenance and repair expense decreased approximately $0.7 million (5.1%) during the period, due primarily to the same factors discussed for the second quarter and six months ended June 30, 1997. Depreciation and amortization expense increased due to the additional plant and equipment placed in service. Total provision for income taxes increased during the period due to higher taxable income. Other taxes decreased during the period for the same reasons as discussed in the second quarter results.

Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") increased during each of the periods presented compared to prior year levels, reflecting higher levels of construction work in progress, particularly due to the construction of Unit No. 2 at the Company's State Line Plant.
      Interest income decreased during each of the periods ended June 30, 1997, reflecting lower balances of cash available for investment particularly due to increased levels of construction. Interest charges on first mortgage bonds increased during the periods due to additional issuances of the Company's first mortgage bonds. Commercial paper and other interest charges increased during the periods primarily due to increased usage of short-term debt to finance the Company's construction program.

Earnings

      For the second quarter of 1997, earnings per share of common stock were $0.12 compared to $0.14 earned during the second quarter of 1996. Earnings per common share for the first six months of 1997 were $0.28 compared to $0.34 earned during the first six months of 1996. Earnings per share were down during the periods primarily due to decreased revenues resulting from mild weather conditions and increased first mortgage bond and short-term debt interest. Earnings per share also reflect increased levels of AFUDC and a greater number of common shares outstanding because of the Company's issuance of 880,000 shares of common stock in April 1996.
     For the twelve months ending June 30, 1997, earnings per share of common stock were $1.15 compared to $1.01 earned during the same period last year (after giving effect to the one-time charge related to the VERP, which reduced earnings for the twelve months ended June 30, 1996 by approximately $0.19 per share). Revenues which were virtually flat due to mild weather conditions were offset by slight increases in expenses discussed above (excluding the VERP), and increased first mortgage bond and short-term debt interest. Earnings per share also reflect increased levels of AFUDC and a greater number of common shares outstanding because of the Company's issuance of 880,000 shares of common stock in April 1996.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $22.3 million during the second quarter of 1997, compared to $12.9 million for the same period in 1996. For the six months ended June 30, 1997, construction-related expenditures totaled $38.0 million compared to $22.7 million for the same period in 1996. Approximately $7.1 million of construction expenditures during the second quarter of 1997 and approximately $10.0 million of construction expenditures during the first six months of 1997 were related to the construction of Unit No. 2 at the State Line Power Plant, which was placed in commercial operation on June 18, 1997. During the first six months of 1997, approximately 25% of construction expenditures and other funds requirements were satisfied internally from operations; the remainder was provided from the issuance of commercial paper, and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.
      The Company's construction expenditures are expected to total approximately $55.3 million in 1997, including approximately $22.2 million for additions to the Company's distribution system to meet projected increases in customer demand and approximately $11.9 million for the completion of Unit No. 2 at the State Line Power Plant.
      The Company currently estimates that internally generated funds will provide at least one-half of the funds required for the remainder of its 1997 construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and to repay such borrowings with internally generated funds and out of the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of Common Stockholders was held on April 24, 1997.

(b) The following persons were re-elected Directors of the Company to serve until the 2000 Annual Meeting of Stockholders:

          R. D. Hammons (12,910,996 votes for; 205,779 withheld authority).
          J. R. Herschend (12,907,491 votes for; 209,284 withheld authority).
          M. W. McKinney (12,961,521 votes for; 155,253 withheld authority).
          M. M. Posner (12,954,521 votes for; 162,254 withheld authority).

     The term of office as Director of the following other Directors continued after the meeting: V. E. Brill, M. F. Chubb, R. C. Hartley, F. E. Jeffries, R. L. Lamb and R. E. Mayes. No other matters were acted on by the shareholders at the meeting.


Item 5.  Other Information.

     At June 30, 1997, the ratio of earnings to fixed charges, and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, were 2.89x and 2.39x, respectively. See Exhibit
(12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12) Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     (27) Financial Data Schedule.

(b) No reports on Form 8-K were filed during the second quarter of 1997.

                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                              Registrant



                         By         R. B. Fancher
                                 --------------------
                                    R. B. Fancher
                              Vice President - Finance



                         By          G. A. Knapp
                                 ---------------------
                                     G. A. Knapp
                        Controller and Assistant Treasurer

August 8, 1997