Form 10-Q
period 1997-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 1997-11-12
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

       x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1997 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



 Common stock outstanding as of October 31, 1997:  16,719,429 shares.

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF INCOME (UNAUDITED)
                                                          Three Months Ended
                                                             September 30,
                                                            1997        1996
Operating revenues:
 Electric                                              $68,357,538 $62,456,522
 Water                                                     278,267     279,905
                                                        68,635,805  62,736,427
Operating revenue deductions:
 Operating expenses:
  Fuel                                                  13,331,713  10,024,341
  Purchased power                                       10,669,833  12,535,397
  Other                                                  7,478,792   7,381,824
 Total operating expenses                               31,480,338  29,941,562

 Maintenance and repairs                                 3,151,675   3,099,614
 Depreciation and amortization                           6,027,277   5,449,548
 Provision for income taxes                              7,289,717   6,228,640
 Other taxes                                             3,311,842   3,293,386
                                                        51,260,849  48,012,750

Operating income                                        17,374,956  14,723,677
Other income and deductions:
  Allowance for equity funds used during construction            -     198,018
  Interest income                                           41,800      32,886
  Other - net                                            (125,992)    (90,426)
                                                          (84,192)     140,478
Income before interest charges                          17,290,764  14,864,155
Interest charges:
  Long-term debt                                         4,151,434   3,694,834
  Commercial paper                                         428,108     200,645
  Allowance for borrowed funds used during                (55,094)   (207,122)
construction
  Other                                                     73,869      66,573
                                                         4,598,317   3,754,930
Net income                                              12,692,447  11,109,225
Preferred stock dividend requirements                      604,085     604,085
Net income applicable to common stock                  $12,088,362 $10,505,140

Weighted average number of common shares outstanding    16,659,014  16,313,605

Earnings per weighted average share of common stock          $0.73       $0.64

Dividends per share of common stock                          $0.32       $0.32
<footnote>
See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                                            Nine Months Ended
                                                             September 30,
                                                           1997        1996
Operating revenues:
 Electric                                              $161,132,210 $157,187,060
 Water                                                      788,370      795,733
                                                        161,920,580  157,982,793
Operating revenue deductions:
 Operating expenses:
  Fuel                                                   28,015,413   25,934,740
  Purchased power                                        33,856,591   36,331,697
  Other
                                                         22,962,567   22,056,487
 Total operating expenses                                84,834,571   84,322,924

 Maintenance and repairs                                  9,658,074   10,241,475
 Depreciation and amortization                           17,282,089   16,088,943
 Provision for income taxes                              10,140,360    9,722,300
 Other taxes                                              8,864,914    9,115,528
                                                        130,780,008  129,491,170

Operating income                                         31,140,572   28,491,623
Other income and deductions:
 Allowance for equity funds used during construction              -      503,771
 Interest income                                             92,298      106,598
 Other - net                                              (293,998)    (253,122)
                                                          (201,700)      357,247
Income before interest charges                           30,938,872   28,848,870
Interest charges:
 Long-term debt                                          12,447,244   11,086,308
 Commercial paper                                           812,312      437,605
 Allowance for borrowed funds used during               (1,047,349)    (493,070)
construction
 Other                                                      260,501      211,180
                                                         12,472,708   11,242,023
Net income                                               18,466,164   17,606,847
Preferred stock dividend requirements                     1,812,255    1,812,255
Net income applicable to common stock                   $16,653,909  $15,794,592

Weighted average number of common shares outstanding     16,555,456   15,891,919

Earnings per weighted average share of common stock           $1.01        $0.99

Dividends per share of common stock                           $0.96        $0.96
<FOOTNOTE>
See Accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                                           Twelve Months Ended
                                                             September 30,
                                                           1997        1996
Operating revenues:
 Electric                                              $208,878,772 $202,133,121
 Water                                                    1,042,974    1,037,657
                                                        209,921,746  203,170,778
Operating revenue deductions:
 Operating expenses:
  Fuel                                                   35,655,008   32,816,342
  Purchased power                                        44,917,923   45,843,412
  Other
                                                         30,952,227   31,309,900
 Total operating expenses                               111,525,158  109,969,654

 Maintenance and repairs                                 13,088,682   13,599,189
 Depreciation and amortization                           22,782,656   21,294,411
 Provision for income taxes                              12,218,060   11,389,555
 Other taxes                                             11,005,872   11,870,608
                                                        170,620,428  168,123,417

Operating income                                         39,301,318   35,047,361
Other income and deductions:
 Allowance for equity funds used during construction         35,073      709,023
 Interest income                                            144,069      156,605
 Other - net                                              (385,403)    (338,609)
                                                          (206,261)      527,019
Income before interest charges                           39,095,057   35,574,380
Interest charges:
 Long-term debt                                          16,242,500   14,782,105
 Commercial paper                                         1,050,597      497,448
 Allowance for borrowed funds used during               (1,435,765)    (576,366)
construction
 Other                                                      329,201      287,430
                                                         16,186,533   14,990,617
Net income                                               22,908,524   20,583,763
Preferred stock dividend requirements                     2,416,340    2,416,340
Net income applicable to common stock                   $20,492,184  $18,167,423

Weighted average number of common shares outstanding     16,512,487   15,708,249

Earnings per weighted average share of common stock           $1.24        $1.16

Dividends per share of common stock                           $1.28        $1.28

<FOOTNOTE>
See accompanying Notes to Financial Statements.

BALANCE SHEETS

                                                  September 30,
                                                      1997        December 31,
                                                   (Unaudited)        1996
ASSETS
 Utility plant, at original cost:
  Electric                                         $790,177,034   $714,913,653
  Water                                               5,569,830      5,331,286
  Construction work in progress                       6,245,605     37,016,435
                                                    801,992,469    757,261,374
  Accumulated depreciation                          258,316,371    242,051,460
                                                    543,676,098    515,209,914
 Current assets:
  Cash and cash equivalents                           3,169,068      2,246,136
  Accounts receivable - trade, net                   17,795,337     12,704,920
  Accrued unbilled revenues                           4,996,644      6,423,760
  Accounts receivable - other                         1,961,370      2,874,669
  Fuel, materials and supplies                       13,908,254     14,435,741
  Prepaid expenses                                    1,209,534        796,413
                                                     43,040,207     39,481,639
 Deferred charges:
  Regulatory assets                                  37,701,475     37,831,661
  Unamortized debt issuance costs                     3,443,932      3,633,349
  Other                                               1,235,738        823,177
                                                     42,381,145     42,288,187
   Total Assets                                    $629,097,450   $596,979,740

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value, 16,710,016 and
  16,436,559 shares issued and outstanding,
  Respectively                                      $16,710,016    $16,436,559
 Capital in excess of par value                     149,431,799    145,313,610
 Retained earnings (Note 2)                          52,100,384     51,340,554
   Total common stockholders' equity                218,242,199    213,090,723
 Preferred stock                                     32,901,800     32,901,800
 Long-term debt                                     196,443,575    219,533,678
                                                    447,587,574    465,526,201
 Current liabilities:
  Accounts payable and accrued liabilities           12,014,623     14,607,179
  Commercial paper                                   26,500,000      7,500,000
  Customer deposits                                   3,065,486      2,820,896
  Interest accrued                                    5,975,985      3,455,254
  Taxes accrued, including income taxes               6,889,711        449,771
  Current maturities - first mortgage bonds          23,000,000              -
                                                     77,445,805     28,833,100
 Noncurrent liabilities and deferred credits:
  Regulatory liability                               17,817,808     18,648,961
  Deferred income taxes                              67,904,695     64,992,745
  Unamortized investment tax credits                  9,111,990      9,561,000
  Postretirement benefits other than pensions         4,495,108      4,417,796
  Other                                               4,734,470      4,999,937
                                                    104,064,071    102,620,439
   Total Capitalization and Liabilities            $629,097,450   $596,979,740

<FOOTNOTE>
See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       Nine Months Ended
                                                         September 30,
                                                       1997        1996*
Operating activities:
 Net income                                        $18,466,164  $17,606,847
 Adjustments to reconcile net income to cash
flows:
  Depreciation and amortization                     19,559,179   17,984,543
  Pension income                                     (543,899)    (879,750)
  Deferred income taxes - net                        1,748,019    2,280,368
  Investment tax credit - net                        (449,010)    (507,040)
   Allowance for equity funds used during                    -    (503,771)
construction
  Issuance of common stock for 401(k) plan             501,872      499,754
  Other                                                 92,056       34,912
  Cash flows impacted by changes in:
   Receivables and accrued unbilled revenues       (2,750,002)  (3,412,824)
   Fuel, materials and supplies                        527,487    (453,103)
   Prepaid expenses and deferred charges           (1,446,049)  (3,811,127)
   Accounts payable and accrued liabilities        (2,592,557)  (1,904,930)
   Customer deposits, interest and taxes accrued     9,205,261    7,984,057
   Other liabilities and deferred credits              355,746    1,008,493

Net cash provided by operating activities           42,674,267   35,926,429

Investing activities:
  Construction expenditures                       (46,856,979) (45,113,703)
   Allowance for equity funds used during                    -      503,771
construction

Net cash used in investing activities             (46,856,979) (44,609,932)

Financing activities:
  Proceeds from issuance of common stock             3,889,773   18,861,558
  Dividends                                       (17,706,334) (17,095,150)
  Payment of debt issue costs                           24,205            -
  Repayment of first mortgage bonds                  (102,000)     (83,000)
  Net proceeds from short-term borrowings           19,000,000    6,500,000


Net cash provided by financing activities            5,105,644    8,183,408

Net increase (decrease) in cash and cash               922,932    (500,095)
equivalents

Cash and cash equivalents at beginning of period     2,246,136    3,816,775

Cash and cash equivalents at end of period          $3,169,068   $3,316,680


<FOOTNOTE>
*Certain reclassifications have been made to conform to current year reporting methodology.

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


Note 2- Retained Earnings


 Balance at January 1, 1997                              $51,340,554
  Changes January 1 through June 30:
   Net Income                                              5,773,717
   Less cash dividends on common stock:
     $0.64 per share                                      10,566,329
   Less cash dividends on preferred stock:
     5% cumulative - $0.250 per share                         97,545
     4-3/4% cumulative - $0.2375 per share                    95,000
     8-1/8% cumulative - $0.40625 per share                1,015,625
 Total changes January 1 through June 30                 (6,000,782)

 Balance at July 1, 1997                                  45,339,772
  Changes July 1 through September 30:
   Net Income                                             12,692,447
   Less quarterly cash dividends on common stock:
     $0.32 per share                                       5,327,750
   Less quarterly cash dividends on preferred
stock:
     5% cumulative - $0.125 per share                         48,773
     4-3/4% cumulative - $0.11875 per share                   47,500
     8-1/8% cumulative - $0.203125 per share                 507,812
 Total changes July 1 through September 30                 6,760,612

 Balance at September 30, 1997                           $52,100,384


Note 3 - Regulatory Matters

     See discussion of the Missouri rate proceeding under Item
2.   "Management's  Discussion  and  Analysis   of   Financial
Condition  and Results of Operations - Operating Revenues  and
Kilowatt-Hour Sales."

Item 2.   Management's  Discussion and Analysis  of  Financial
      Condition and Results of Operations

RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 1997, compared to the same periods ended September 30, 1996.

Operating Revenues and Kilowatt-Hour Sales

     Of the Company's total electric operating revenues during the third quarter of 1997, approximately 42% were from residential customers, 31% from commercial customers, 17% from industrial customers, 4% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues was derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                             Operating
                       Kwh Sales             Revenues
                          Nine   Twelve          Nine  Twelve
                  Third  Months  Months  Third  Months Months
                 Quarter  Ended  Ended  Quarter Ended   Ended
 Residential     6.0%    (2.0)%   0.1%     8.9%    0.8%     1.8%
 Commercial      7.8      0.9     1.8      8.8     2.2      1.9
 Industrial      0.9      2.3     3.8      6.9     4.2      4.8
 Wholesale On-   5.6      3.5     5.3      3.4    (0.3)     1.6
 System
  Total System   5.3      0.5     2.1      8.5     2.2      2.8

      Residential and commercial Kwh sales and revenue were up during the third quarter of 1997 compared to the third quarter of 1996. Summer temperatures were cooler than normal but warmer than those experienced during the summer of 1996. Increases of 1.9% in the average number of residential customers served and 2.6% in the average number of commercial customers served compared to the year ago period also contributed to the increased Kwh sales and revenue. Industrial Kwh sales were up slightly during the third quarter of 1997. Revenues for all classes were positively affected by the increases in Missouri rates discussed below.
      On-system wholesale Kwh sales were up during the period, primarily due to the warmer weather conditions discussed above. The smaller relative increase in revenues associated with those sales resulted from the operation of the fuel adjustment clause applicable to these FERC regulated sales. This clause requires changes in fuel and purchased power costs to be passed through to customers.
      For the nine and twelve months ended September 30, 1997, total Kwh sales to and revenue from the Company's on-system customers were up slightly over the year earlier period. Residential and commercial Kwh sales were negatively impacted by the mild weather conditions experienced during the first half of the year. Industrial sales, which are not particularly weather-sensitive, were positively affected by continuing increases in business activity in the Company's service territory. Revenues from Kwh sales for each of these customer classes were positively affected by the increases in Missouri rates.

      On August 30, 1996, the Company filed a request with the Missouri Public Service Commission for a general increase in rates for its Missouri electric customers in the amount of approximately $23.4 million, or 13.8%. A stipulated agreement was filed by the parties to the case on April 4, 1997 and amended on June 23, 1997. On July 17, 1997 the Missouri Commission issued an order approving an increase in rates in the amount of approximately $10.6 million, or 6.43% effective July 28, 1997. The amount approved did not include the Company's investment in Unit No. 2 at the Company's State Line Plant. The Commission deemed that Unit No. 2, which had been in operation and supplying power to its customers and to the wholesale power market since June 18, 1997, did not meet all of the nine specified in-service criteria.
      On July 25, 1997, the Company filed an Application for Rehearing regarding the status of Unit No. 2, asking the Commission to modify its order by granting the Company an additional $3.35 million in revenue requirement associated with the Company's investment in Unit No. 2. On September 11, 1997, the Missouri Commission issued an order approving an additional increase in rates in the amount of $3.0 million, or 1.7% effective September 19, 1997, making the total increase in annual revenue from this proceeding approximately $13.6 million, or 8.25%.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities to the extent it is available, and provides transmission service through its system for transactions between other energy suppliers. For the third quarter of 1997, revenues from such off-system transactions were approximately $2.7 million, compared to approximately $1.9 million during the third quarter of 1996. For the nine months ended September 30, 1997, revenues from such transactions were approximately $5.6 million, compared to approximately $5.0 million during the nine months ended September 30, 1996. For the twelve months ended September 30, 1997, revenues from such off-system transactions were approximately $7.4 million, compared with approximately $6.3 million during the twelve months ended September 30, 1996. The increase in revenues from off-system transactions during the current periods was due primarily to an increase in transmission service transactions through the Western Systems Power Pool, of which the Company is a member.

Operating Revenue Deductions

      During the third quarter of 1997, total operating expenses increased approximately $1.5 million (5.1%) compared to the same period last year. Purchased power costs were app roximately $1.9 million (14.9%) lower during the period. The amount of power the Company purchased during the third quarter of 1997 was significantly less than that purchased during the same period last year, primarily due to greater availability during the current period of the Company's own generating facilities. The Asbury Plant set a Company record by running continuously for 170 days during the second and third quarters, before shutting down for a minor tube leak on October 14. The Company's State Line Plant also experienced high availability during the period. In addition, Unit No. 2 at the State Line Plant began commercial operation on June 18, 1997. Total fuel costs increased approximately $3.3 million (33.0%) during the quarter, primarily due to this increased use of the Company's own generating facilities.

      Other operating expenses and maintenance and repairs expense increased slightly compared to the third quarter of last year. Depreciation and amortization expense increased approximately $0.6 million (10.6%) during the third quarter due to increased levels of plant and equipment placed in service. Total income taxes were up during the quarter due to higher taxable income. Taxes other than income taxes were virtually level with the same period last year.
      For the nine months ended September 30, 1997, total operating expenses were up approximately $0.5 million (0.6%) compared to the same period last year. Total purchased power costs decreased $2.5 million (6.8%) during the period, due primarily to the significantly increased generation by the Asbury and State Line Plants discussed above, along with more favorable prices for purchased energy. Total fuel costs increased approximately $2.1 million (8.0%) during the period, due primarily to the increased generation from the Company's own generating facilities. Other operating expenses during the nine months ended September 30, 1997, increased by approximately $0.9 million (4.1%), due primarily to higher production expenses other than fuel and purchased power. Maintenance and repairs expense decreased $0.6 million (5.7%), due primarily to decreased levels of distribution system maintenance. Distribution system maintenance expenses were higher during the nine-month period ended September 30, 1996, primarily due to repairs associated with damage from a windstorm, which occurred at the end of April 1996. Depreciation and amortization expense increased due to the additional plant and equipment placed in service. Total provision for income taxes increased due to higher taxable income, and other taxes decreased $0.3 million (2.8%).
      For the twelve months ended September 30, 1997, total operating expenses increased approximately $1.6 million (1.4%) when compared to the same period of 1996. Total purchased power costs decreased $0.9 million (2.0%) during the period. Purchased power costs were lower due primarily to the factors discussed for the three months and nine months ended September 30, 1997. Fuel costs increased approximately $2.8 million (8.7%) during the twelve-month period, also due primarily to the factors discussed for the third quarter and nine months ended September 30, 1997. Other operating expenses during the twelve months ended September 30, 1997 decreased approximately $0.4 million (1.1%), due primarily to lower general and administrative costs. Maintenance and repairs expense decreased $0.5 million (3.8%); for the reasons discussed above for the nine months ended September 30, 1997. Depreciation and amortization expense increased due to the additional plant and equipment placed in service. Total provision for income taxes increased due to higher taxable income. Other taxes decreased $0.9 million (7.3%) reflecting decreased property taxes.

Nonoperating Items

      During the third quarter of 1997, total allowance for funds used during construction ("AFUDC") decreased over the prior year level reflecting completion of State Line Unit #2 in June 1997. AFUDC increased during the nine and twelve months ending September 30, 1997 compared to prior year levels, reflecting a higher level of construction work in progress, particularly due to construction of Unit #2 at the Company's State Line Power Plant.
      Interest income decreased during the nine and twelve months ending September 30, 1997, primarily reflecting lower balances of cash available for investment. Interest charges on long-term debt increased during the periods due to the $25 million issuance of First Mortgage Bonds in December 1996. Commercial paper and other interest charges increased during the periods primarily due to increased usage of short-term debt to finance the Company's construction program.

Earnings

      For the third quarter of 1997, earnings per share of common stock were $0.73 compared to $0.64 earned during the third quarter of 1996. For the nine months ended September 30, 1997, earnings per common share were $1.01 compared to $0.99 earned for the same period last year. Earnings per common share for the twelve months ended September 30, 1997, were $1.24 compared to $1.16 earned during the same period last year.
      Increased revenues resulting from weather conditions favorable to Kwh sales, customer growth, and the increases in Missouri rates effective on July 28, 1997 and September 19, 1997 more than offset the increase in fuel costs, higher first mortgage bond interest and short-term debt interest discussed above. Earnings for the nine months and twelve months ended September 30, 1997 also reflect increased levels of AFUDC and a greater number of average common shares outstanding because of the Company's issuance of 880,000 shares of common stock in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $8.8 million during the third quarter of 1997, compared to $22.4 million for the same period of 1996. For the nine months ended September 30, 1997, construction-related expenditures totaled $46.9 million compared to $45.1 million for the same period of 1996. Approximately $10.3 million of expenditures during the first nine months of 1997 were related to the construction of Unit #2 at the State Line Power Plant. Approximately one-half of construction expenditures for the first nine months of 1997 were satisfied from cash generated internally from operations; the remainder was provided from the issuance of commercial paper and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.
      The Company's construction expenditures are expected to total approximately $55.3 million in 1997, including approximately $22.2 million for additions to the Company's distribution system to meet projected increases in customer demand and approximately $11.9 million for the completion of Unit No. 2 at the State Line Power Plant.
     The Company currently estimates that internally generated funds will provide at least one-half of the funds required for the remainder of its 1997 construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and to repay such borrowings with internally generated funds and out of the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.
      The Company currently has effective with the Securities and Exchange Commission a shelf registration statement under which it may sell up to $80 million aggregate value of its Common Stock, Cumulative Preferred Stock, and/or First Mortgage Bonds.

ACCOUNTING POLICIES WITH RESPECT TO REGULATORY ASSETS
     In accordance with Statement of Financial Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types
of Regulation"(SFAS 71), the Company's financial statements reflect ratemaking policies prescribed by the regulatory commissions having jurisdiction over the Company, and, accordingly, the Company has recorded certain regulatory assets and liabilities.
In its Order of May 23, 1997, the Missouri Public Service Commission appointed a Retail Electric Competition Task Force
(the  "Task  Force") to prepare reports making recommendations
as   to   how   Missouri  should  implement  retail   electric
competition in the event that legislation is enacted which authorizes it. The Task Force has not as yet made any recommendations, however, there can be no assurance that legislation deregulating the retail electric industry in Missouri will not be passed in the future. In the event such legislation is passed, the Company may determine that it no longer meets the criteria set forth in SFAS 71 with respect to some or all of the regulatory assets and liabilities.
These criteria include,(1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from a cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its net regulatory assets are probable of future recovery. Any regulatory changes that would require the Company to discontinue SFAS 71 based upon competitive or other events may impact the valuation of the Company's net regulatory assets and certain utility plant investments and require write-offs which could have a material adverse effect on the Company's financial condition and results of operations, depending on how the treatment of regulatory assets and liabilities are considered for recovery by the regulators.

YEAR 2000 INFORMATION SYSTEMS MODIFICATIONS

      The Company is currently assessing its alternatives with respect to ensuring that its computer operating system and associated applications are capable of processing Year 2000 transactions. Alternatives include modifications to the existing system and applications, replacement of the existing system and applications, and combinations thereof. Although the total cost of preparing the Company's information systems for the Year 2000 cannot be determined at this time, the Company does not believe these costs will have a material effect on its operating results or financial position.

FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; electric utility restructuring, including ongoing state and federal activities; future economic conditions; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs.

PART II.  OTHER INFORMATION

Item 5. Other Information.

      At September 30, 1997, the ratio of earnings to fixed charges, and the ratio of earnings to fixed charges and preferred stock dividend requirements, were 2.97x and 2.46x, respectively. See Exhibit (12) hereto.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     (12) Computation  of  Ratios  of  Earnings  to  Fixed
          Charges  and  Earnings to Combined Fixed  Charges  and
          Preferred Stock Dividend Requirements.

     (27) Financial Data Schedule.

(b) No reports on Form 8-K were filed during the third quarter of 1997.

                          SIGNATURES



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                          Registrant



                         By         /s/ R. B. Fancher
                                        R. B. Fancher
                                    Vice President - Finance




                         By         /s/ G. A. Knapp
                                        G. A. Knapp
                          Controller and Assistant Treasurer


November 10, 1997