Form 10-K
period 1997-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 1998-03-16
CIK 32689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K
     (Mark One)

        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1997 or


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate  by check  mark if disclosure  of delinquent  filers pursuant  to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of March 2, 1998, 16,729,184 shares of common stock were outstanding. Based upon the closing price on the New York Stock Exchange on March 2, 1998, the aggregate market value of the common stock of the Company held by nonaffiliates was approximately $345,039,420.

      The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

          The Company's proxy                     Part of Item 10 of Part
          statement, filed pursuant                                   III
          to Regulation 14A under the              All of Item 11 of Part
          Securities Exchange                                         III
          Act of 1934, for its 1997               Part of Item 12 of Part
          Annual Meeting of                                           III
          Stockholders to be held on               All of Item 13 of Part
          April 23, 1998.                                             III

     TABLE OF CONTENTS



                                                                        Page
    PART I

    ITEM 1.  BUSINESS ..................................................... 3
             General .......................................................3
             Electric Generating Facilities and Capacity ...................3
             Construction Program ..........................................4
             Fuel ..........................................................5
             Employees .....................................................6
             Electric Operating Statistics .................................7
             Executive Officers and Other Officers of the Registrant .......8
             Regulation ....................................................8
               General .....................................................8
               Rates .......................................................8
               Fuel Adjustment Clauses .....................................9
             Environmental Matters .........................................9
             Conditions Respecting Financing ..............................10
    ITEM 2.  PROPERTIES ...................................................10
    ITEM 3.  LEGAL PROCEEDINGS ............................................11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........11

    PART II
    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS ........................................ .12
    ITEM 6.  SELECTED FINANCIAL DATA ......................................13
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS ........................................14
    ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....19
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................20
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE .........................................37

     PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........37
    ITEM 11. EXECUTIVE COMPENSATION .......................................37
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT37
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............37

    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K......................................................38
    SIGNATURES.............................................................41

       PART I

       ITEM 1. BUSINESS

       General
            The Empire District Electric Company (the "Company"), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. The Company also provides water service to three towns in Missouri. In 1997, 99.6% of the Company's gross operating revenues were provided from the sale of electricity and 0.4% from the sale of water.
            The territory served by the Company's electric operations embraces an area of about 10,000 square miles with a population of over 330,000. The service territory is located principally in Southwestern Missouri and also includes smaller areas in Southeastern Kansas, Northeastern Oklahoma and Northwestern Arkansas. The principal activities of these areas are industry, agriculture and tourism. Of the Company's total 1997 retail electric revenues, approximately 88% came from Missouri customers, 6% from Kansas customers, 3% from Oklahoma customers and 3% from Arkansas customers.
            The Company supplies electric service at retail to 119 incorporated communities and to various unincorporated areas and at wholesale to four municipally-owned distribution systems and two rural electric cooperatives. The largest urban area served by the Company is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 135,000. The Company operates under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 42% of the Company's electric operating revenues in 1997 were derived from incorporated communities with franchises having at least ten years remaining and approximately 24% were derived from incorporated communities in which the Company's franchises have remaining terms of ten years or less. Although the Company's franchises contain no renewal provisions, in recent years the Company has obtained renewals of all of its expiring electric franchises prior to the expiration dates.
            The Company's electric operating revenues in 1997 were derived as follows: residential 42%, commercial 30%, industrial 17%, wholesale 7% and other 4%. Producers of food and kindred products accounted for approximately 5% of electric revenues in 1997. The Company's largest single on-system wholesale customer is the city of Monett, Missouri, which in 1997 accounted for approximately 3% of electric revenues. No single retail customer accounted for more than 1% of electric revenues in 1997.
            The Company made an investment of approximately $1.8 million in 1997 and $2.7 million in 1996 in fiber optics cable and equipment which the Company uses in its own operations and leases to other entities.

       Electric Generating Facilities and Capacity
            At December 31, 1997, the Company's generating plants consisted of the Asbury Plant (aggregate generating capacity of 213 megawatts), the Riverton Plant (aggregate generating capacity of 136 megawatts), the Empire Energy Center (aggregate generating capacity of 180 megawatts), the State Line Power Plant (aggregate generating capacity of 253 megawatts) and the Ozark Beach Hydroelectric Plant (aggregate generating capacity of 16 megawatts). The Company also has a 12% ownership interest (80 megawatt capacity) in Unit No. 1 at the Iatan Generating Station. See Item 2, "Properties - Electric Facilities" for further information about these plants .
            The Company and the eight other power suppliers in Kansas and Western Missouri who comprise the MOKAN Power Pool have agreed to share reserve capacity and provide emergency standby services for fellow members. Pursuant to the MOKAN agreement, the Company is obligated annually to maintain a capacity margin of not less than 13.04%. The Company is also a member of the Southwest Power Pool, a regional division of the North American Electric Reliability Council, and the Western Systems Power Pool, a marketing pool which facilitates the purchase and sale of power among members.

            The Company currently supplements its on-system generating capacity with purchases of capacity and energy from neighboring utilities in order to meet the demands of its customers and the capacity margins applicable to it under the MOKAN agreement. The Company has entered into agreements for such purchases with Associated Electric Cooperative, Inc. ("AEC"), Kansas Gas & Electric ("KG&E") and Southwestern Public Service Company ("SPS") for periods into the year 2000. In addition, the Company has an agreement with Western Resources ("WR") for the purchase of capacity and energy through May 31, 2010. The amount of capacity purchased under these contracts reflects the Company's on-system capacity and its current expectation of the future power needs of its service territory. The following chart sets forth the Company's purchase commitments and anticipated owned capacity (in megawatts) during the indicated contract years (which run from June 1 to May 31 of the following year). The reduction in purchased power commitment in 2001 is the result of the expiration of the long-term AEC purchase contract on May 31, 2001.

                                Purchased   Anticipated
                     Contract     Power        Owned
                       Year    Commitment    Capacity     Total
                       1995        225         737         962
                       1996        290         724        1014
                       1997        210         878        1088
                       1998        230         878        1108
                       1999        255         878        1133
                       2000        287         878        1165
                       2001        162         878        1040
                       2002        162         878        1040

       The charges for capacity purchases under the contracts referred to above during calendar year 1997 amounted to approximately $13.3 million. Minimum charges for capacity purchases under such contracts total approximately $90.1 million for the period June 1, 1998, through May 31, 2003.
            The maximum hourly demand on the Company's system reached a new record high of 876 megawatts on July 24, 1997. The Company's previous record peak of 842 megawatts was established in August 1996. The maximum hourly winter demand during 1997 was 841 megawatts, which occurred on January 13, 1997.

       Construction Program
            Total gross property additions (including construction work in progress) for the three years ended December 31, 1997, amounted to $166.4 million, and retirements during the same period amounted to $13.9 million.
            The Company's total construction-related expenditures, excluding retirements and including allowance for funds used during construction ("AFUDC"), were $55.1 million in 1997 and for the next three years are estimated for planning purposes to be as follows:

                                             Estimated Construction
                                                  Expenditures
                                             (amounts in millions)

                                               1998     1999    2000    Total
 Additions to existing generating facilities  $  5.7  $  7.1  $  6.7   $ 19.5
 Transmission facilities                         5.2     2.9     6.4     14.5
 Distribution system additions                  19.4    20.2    21.9     61.5
 General and other additions                     5.3     3.2     2.0     10.5
     Total                                    $ 35.6  $ 33.4  $ 37.0   $106.0

            The Company does not plan to incur any expenditures for the construction of new generating facilities through 2000. It believes its existing generating facilities, supplemented with purchased power, will provide the Company with substantially all of its anticipated energy needs for that three year period. Additions to the Company's transmission and distribution systems to meet projected increases in customer demand constitute the majority of the projected construction expenditures for that period.

            Estimated  construction expenditures  are  reviewed and  adjusted for, among other things, revised estimates of future capacity needs, the cost of funds necessary for construction and the availability and cost of alternative power. Actual construction expenditures may vary significantly from the estimates due to a number of factors including changes in equipment delivery schedules, changes in customer requirements, construction delays, ability to raise capital, environmental matters, the extent to which the Company receives timely and adequate rate increases, the extent of competition from independent power producers and co-generators, other changes in business conditions and changes in legislation and regulation, including those relating to the energy industry. See "Regulation" below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition."

       Fuel
            Coal  supplied approximately  92.0% of  the Company's  total fuel requirements in 1997 based on kilowatt-hours generated. The remainder was supplied by natural gas (8%) with oil generation being insignificant.
            The Company's Asbury  Plant is fueled primarily by  coal with oil being used as startup fuel. The Plant is currently burning a coal blend consisting of approximately 90% Western coal and 10% local coal on a tonnage basis. Under normal conditions, the Company's targeted coal inventory supply at Asbury is approximately 45 days. As of December 31, 1997, the Company had sufficient coal on hand to supply anticipated requirements at Asbury for 20 days. This reduced inventory level is a result of the coal delivery problems plaguing the industry because of the difficulty both Union Pacific and Burlington Northern Railroads are having in meeting their transportation obligations. The Company filed suit against Union Pacific and Kansas City Southern Railway on August 22, 1997 seeking to void its existing contract discussed below and receive restitution for damages due to nonperformance. The suit is currently in the discovery phase.
            The Company's Riverton Plant fuel  requirements are primarily met by coal with the remainder supplied by natural gas and oil. The Riverton Plant is currently burning a coal blend consisting of approximately 70% Western coal and 30% local coal on a tonnage basis. Under normal conditions, the Company's targeted coal inventory supply at Riverton is 45 days. As of December 31, 1997, the Company had coal supplies on hand to meet anticipated requirements at the Riverton Plant for 20 days as a result of the railroad transportation problems mentioned above.
            The Company  has a long-term contract,  expiring in 2004,  with a subsidiary of Peabody Holding Company, Inc. for the supply of low sulfur Western coal to meet its requirements for such coal at the Asbury and Riverton Plants during the term of the contract. This Peabody coal is supplied from the Rochelle and North Antelope mines located in Campbell County, Wyoming, and is shipped from there to the Asbury Plant by rail, a distance of approximately 800 miles. The coal is delivered under a transportation contract with Western Railroad Properties, Inc., Union Pacific Railroad Company and The Kansas City Southern Railway Company. The Company owns one 125-car unit train, which delivers Peabody coal to the Asbury Plant, and leases additional railcars on an as-needed basis. The Peabody coal is transported from Asbury to Riverton via truck. Anticipated requirements for local coal at both Plants are supplied under a coal supply agreement with the Mackie-Clemens Fuel Company which expires on December 31, 1999.
            The  Company's Energy  Center and  State Line  combustion turbine facilities are fueled primarily by natural gas with oil being used as a backup fuel. The Company's policy is to maintain a supply of oil at these facilities which would support full load operation for approximately three days. Based on current and projected fuel prices, it is expected that these facilities will continue to be operated primarily on natural gas.
            The  Company  has a  firm  agreement  with Williams  Natural  Gas
       Company, expiring December 31, 2011, for the transportation of natural gas to the Empire Energy Center, the State Line Power Plant or the Riverton Plant, as elected by the Company. The Company expects that its remaining gas transportation requirements, as well as the majority of its gas supply requirements, will be met by spot purchases. The Company historically has purchased natural gas on a short-term basis.

            Unit No. 1 at the Iatan Plant is a coal-fired generating unit which is jointly-owned by Kansas City Power & Light ("KCPL") (70%), St. Joseph Light & Power Company ("SJLP") (18%) and the Company (12%). Low sulfur Western coal in quantities sufficient to meet substantially all of Iatan's requirements is supplied under a long-term contract expiring on December 31, 2003, between the joint owners and the Arco Coal Company, a division of the Atlantic Richfield Company. The coal is transported by rail under a contract expiring on December 31, 2000, with Burlington Northern, Kansas City Southern Railway Company and the MO-KAN-TEX railroads. The remainder of Iatan Unit No. 1's requirements for coal are met with spot purchases.
            The following table sets forth a comparison of the costs, including transportation costs, per million btu of various types of fuels used in the Company's facilities:

                                          1997     1996     1995
                    Coal - Iatan         $0.871   $0.847   $0.822
                    Coal - Asbury         1.088    1.116    1.061
                    Coal - Riverton       1.235    1.250    1.211
                    Natural Gas           2.665    2.365    1.607
                    Oil                   4.137    4.437    3.338

            The Company's weighted cost of fuel burned per kilowatt-hour generated was 1.397 cents in 1997, 1.403 cents in 1996 and 1.255 cents in 1995.

       Employees
            At December 31, 1997, the Company had 626 full-time employees, of whom 334 were members of Local 1474 of The International Brotherhood of Electrical Workers ("IBEW"). On November 8, 1996, the Company signed a new three-year agreement with the IBEW expiring on October 31, 1999. The agreement provides, among other things, for a 3.0% increase in wages commencing on November 1, 1996, with additional minimum increases of 2.75% at November 1, 1997 and November 1, 1998.

                                 ___________________

 ELECTRIC OPERATING STATISTICS (1)
                               1997      1996      1995      1994      1993
 Electric Operating Revenues (000s):
   Residential               $88,636   $86,014   $81,331   $71,977   $68,477
   Commercial                 64,940    61,811    58,430    54,052    50,264
   Industrial                 37,192    35,213    32,637    31,317    28,880
   Public authorities          4,995     4,180     3,745     3,509     3,419
   Wholesale on-system         9,730     9,482     8,360     8,173     8,038
   Miscellaneous               3,341     3,639     3,345     2,393     2,302
     Total system            208,834   200,339   187,848   171,421   161,380
   Wholesale off-system        5,473     4,595     4,000     5,391     6,244
   Total electric operating $214,307  $204,934  $191,848  $176,812  $167,624 revenues

 Electricity generated and purchased (000s of Kwh):
   Steam                   2,372,914 2,231,062 2,374,021 2,495,055 2,322,749
   Hydro                      77,578    62,860    71,302    83,556   102,673
   Combustion turbine        211,872   162,679   170,479    51,358    39,532
     Total generated       2,662,364 2,456,601 2,615,802 2,629,969 2,464,954
   Purchased               1,839,833 1,968,898 1,540,816 1,394,470 1,443,410
     Total generated and   4,502,197 4,425,499 4,156,618 4,024,439 3,908,364
     purchased
 Interchange (net)             1,018    (1,087)   (5,851)      630    11,266
     Total system input    4,503,215 4,424,412 4,150,767 4,025,069 3,919,630
 Maximum hourly system       876,000   842,000   815,000   741,000   739,000
  demand (Kw)
 Owned capacity (end of      878,000   724,000   737,000   656,500   657,300
  period) (Kw)
 Annual load factor (%)        55.38     56.85     55.15     57.32     54.88
 Electric sales (000s of Kwh):
   Residential             1,429,787 1,440,512 1,350,340 1,264,721 1,248,482
   Commercial              1,171,848 1,154,879 1,086,894 1,018,052   950,906
   Industrial                943,287   923,730   859,017   827,067   760,737
   Public authorities        101,122    95,652    90,543    86,463    83,239
   Wholesale on-system       273,035   262,330   243,869   234,228   232,815
     Total system          3,919,079 3,877,103 3,630,663 3,430,531 3,276,179
   Wholesale off-system      253,060   219,814   213,590   304,554   366,729
     Total electric sales  4,172,139 4,096,917 3,844,253 3,735,085 3,642,908
 Company use (000s of Kwh)     9,688     9,584     9,559     9,260     9,117
 Lost and unaccounted for    321,388   317,911   296,955   280,724   267,605
 (000s of Kwh)
     Total system input    4,503,215 4,424,412 4,150,767 4,025,069 3,919,630
 Customers (average number of
 monthly bills rendered):
   Residential               117,271   115,116   112,605   109,032   105,079
   Commercial                 21,323    20,758    20,098    19,175    18,447
   Industrial                    346       346       339       318       283
   Public authorities          1,720     1,696     1,637     1,558     1,517
   Wholesale on-system             7         7         7         7         7
     Total system            140,667   137,923   134,686   130,090   125,333
   Wholesale off-system            7         9         6         6         5
     Total                   140,674   137,932   134,692   130,096   125,338

 Average annual sales per     12,192    12,514    11,992    11,600    11,881
 residential customer (Kwh)
 Average annual revenue per  $755.82   $747.19   $722.27   $660.14   $651.67
 residential customer
 Average residential revenue   6.20c     5.97c     6.02c     5.69c     5.48c
 per Kwh
 Average commercial revenue    5.54c     5.35c     5.38c     5.31c     5.29c
 per Kwh
 Average industrial revenue    3.94c     3.81c     3.80c     3.79c     3.80c
 per Kwh

<footnote>
 (1) See Item 8 - Financial Statements and Supplementary Data

       Executive Officers and Other Officers of the Registrant
            The names of the officers of the Company, their ages and years of service with the Company as of December 31, 1997, positions held and effective date of such positions are presented below. Each of the executive officers of the Company has held executive officer or management positions within the Company for at least the last five years.

                                                         With the
               Age at                                     Company    Officer
    Name      12/31/97    Positions with the Company        since      since

 M.W. McKinney   53  President and Chief Executive Officer   1967       1982
                     (1997),  Executive Vice  President -
                     Commercial     Operations    (1995),
                     Executive  Vice   President  (1994),
                     Vice  President -  Customer Services
                     (1982), Director (1991)
 V.E. Brill      56  Vice  President - Energy Supply         1962       1975
                     (1995),  Vice  President  -  Finance
                     (1983), Director (1989)
 R.B. Fancher    57  Vice President - Finance (1995), Vice   1972       1984
                     President   -   Corporate   Services
                     (1984)
 C.A. Stark      53  Vice  President  -  General  Services   1980       1995
                     (1995),   Director    of   Corporate
                     Planning (1988)
 W.L. Gipson     40  Vice    President   -   Commercial      1981       1997
                     Operations  (1997), General  Manager
                     (1997),   Director   of   Commercial
                     Operations      (1995),     Economic
                     Development Manager (1987)
 D.W. Gibson     51  Director of  Financial  Services  and   1979       1991
                     Assistant Secretary (1991)
 G.A. Knapp      46  Controller  and  Assistant  Treasurer   1978       1983
                     (1983)
 J.S. Watson     45  Secretary-Treasurer (1995),             1994       1995
                     Accounting Staff Specialist (1994)

       Regulation
            General. The Company, as a public utility, is subject to the jurisdiction of the Missouri Public Service Commission ("Missouri Commission"), the State Corporation Commission of the State of Kansas ("Kansas Commission"), the Corporation Commission of Oklahoma ("Oklahoma Commission") and the Arkansas Public Service Commission ("Arkansas Commission") with respect to services and facilities, rates and charges, accounting, valuation of property, depreciation and various other matters. Each such Commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. The Kansas Commission also has jurisdiction over the issuance of securities. The Company's transmission and sale at wholesale of electric energy in interstate commerce and its facilities are also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale; the sale, lease or other disposition of such facilities and accounting matters. See discussion of FERC Orders 888 and 889 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition."
            The Company's Ozark Beach Hydroelectric Plant is operated under a license from FERC. See Item 2, "Properties - Electric Facilities." The Company is disputing a Headwater Benefits Determination Report it received from FERC on September 9, 1991. The report calculates an assessment to the Company for headwater benefits received at the Ozark Beach Hydroelectric Plant for the period 1973 through 1990 in the amount of $705,724, and calculates an annual assessment thereafter of $42,914 for the years 1991 through 2011. The Company believes that the methodology used in making the assessment was incorrect and is contesting the determination. As of December 31, 1997, FERC had not responded to the comments filed by the Company on July 31, 1992. The Company is currently accruing an amount monthly equal to what it believes the correct assessment to be.
            During 1997, approximately 93% of the Company's electric operating revenues were received from retail customers. Approximately 88%, 6%, 3% and 3% of such retail revenues were derived from sales in Missouri, Kansas, Oklahoma and Arkansas, respectively. Sales subject to FERC jurisdiction represented approximately 7% of the Company's electric operating revenues during 1997.
            Rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Revenues and Kilowatt-Hour Sales" for information concerning recent electric rate proceedings.

            Fuel Adjustment Clauses. Fuel adjustment clauses permit changes in fuel costs to be passed along to customers without the need for a rate proceeding. Fuel adjustment clauses are not permitted under Missouri law. Pursuant to an agreement with the Kansas Commission, entered into in connection with a 1989 rate proceeding, a fuel adjustment clause is not applicable to the Company's retail electric sales in Kansas. Automatic fuel adjustment clauses are presently applicable to retail electric sales in Arkansas, Oklahoma and system wholesale kilowatt-hour sales under FERC jurisdiction. Any increases in fuel costs may be recovered in Missouri and Kansas only through rate filings made with the appropriate Commissions. This could result in an under-recovery of fuel costs and purchased power costs in
       Missouri and Kansas when such costs increase or if the Company is unable to utilize its generating facilities to their fullest expected extent (especially its lower cost coal facilities). The amount of such under-recovery could be material. Conversely, when fuel costs decrease, the amount of over-recovery could also be material.

       Environmental Matters
            The Company is subject to various federal, state, and local laws and regulations with respect to air and water quality as well as other environmental matters. The Company believes that its operations are in compliance with present laws and regulations.
            Air. The 1990 Amendments to the Clean Air Act ("1990 Amendments") affect the Asbury, Riverton, and Iatan Power Plants. The Asbury Plant is a Phase I facility that became an affected unit under the 1990 Amendments on January 1, 1995. The Riverton Plant is classified as a Phase II facility, meaning it would not become an affected unit for sulfur dioxide ("SO2") until January 1, 2000. However, the Company elected to make Riverton an affected unit for nitrogen oxide ("NOx") in November 1996. When a plant becomes an affected unit, it locks in the current NOx emission standards and therefore, Riverton is locked in at the current standards of .50 and .45 parts per million btu's burned for the respective units. The Riverton Plant and the Iatan plant will become affected units for SO2 on January 1, 2000.
            Under the 1990 Amendments, the amount of SO2 an affected unit can emit is regulated. Each affected unit has been awarded a specific number of emission allowances, each of which allows the holder to emit one ton of SO2. Utilities covered by the 1990 Amendments must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. Allowances may be traded between plants, utilities or "banked" for future use. A market for the trading of emission allowances exists on the Chicago Board of Trade. The Environmental Protection Agency (the "EPA") withholds annually a percentage of the emission allowances awarded to each affected unit and sells those emission allowances through a direct auction. The Company receives compensation from the EPA for the sale of these allowances.
            In 1997, the Asbury Plant used approximately 60% of its available SO2 emission allowances. In the year 2000, the number of SO2 emission allowances that the Asbury Plant will receive each year is expected to decline by approximately one-half (before EPA withholding) and the Company anticipates (based on current operations) that the Plant will use slightly more allowances than the number available to it, which allowances would have to be supplied by the Company or purchased on the open-market.
            When the Iatan Unit becomes an affected unit with respect to SO2 in 2000, it is expected to be deficient in allowances by a margin of approximately 30% based on current operating conditions. Any needed allowances will be supplied by the respective owners from present inventories or by open-market purchases.
            The Riverton Plant's level of emissions will require significantly more allowances than the number awarded to the Plant when the facility becomes an affected unit for SO2 in 2000. The Company is evaluating various methods to achieve compliance with these requirements including using any available allowances from the Asbury plant, purchasing allowances from other sources, modifying certain equipment to permit the use of greater percentages of low sulfur coal, increasing the use of natural gas as a fuel at the Plant and purchasing additional power.
            Although the Asbury Plant is in compliance with current NOx regulations, the EPA revised the regulations to require cyclone units (such as the Asbury Plant) to meet more stringent requirements by 2000. The Company is working with consultants to reduce NOx emissions to meet these new requirements. The Company is unable to estimate the cost of compliance at this time, but such costs are not anticipated to be material. The Iatan Plant and the Riverton Plant are each in compliance with the NOx limits applicable to them under the 1990 Amendments as currently operated.

            The EPA has issued a State Implementation Plan that includes the potential for further reductions in the NOx emission levels in the State of Missouri. At this time it is not possible to predict the level that the Asbury or Iatan Plants will be required to achieve, but it is possible that facilities in the western two-thirds of the state (in which the Plants are located), will be excluded from further reductions.
            Water. The Company operates under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line facilities are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required.
            Other. Under Title 5 of the 1990 Amendments, the Company must obtain site operating permits for each of its plants from the authorities in the state in which the plant is located. These permits, which are valid for five years, regulate the plant site's total emissions, including emissions from stacks, individual pieces of equipment, road dust, coal dust and steam leaks. The Company submitted applications for these permits in 1997 in accordance with the 1990 Amendments and is working with authorities in both the State of Missouri and the State of Kansas in developing the draft permits.

       Conditions Respecting Financing
            The Company's Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the "Mortgage"), and its Restated Articles of Incorporation (the "Restated Articles"), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The Mortgage generally permits the issuance of additional bonds only if net earnings (as defined) for a specified twelve-month period are at least twice the annual interest requirements on all bonds at the time outstanding, including the additional issue and all indebtedness of prior rank. Under this test, on December 31, 1997, the Company could have issued under the Mortgage approximately $161.8 million principal amount of additional bonds (at an assumed interest rate of 6.75%). In addition to the interest coverage requirement, the Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 1997, the Company had retired bonds and net property additions which would enable the issuance of at least $123.9 million principal amount of bonds.
            Under the Restated Articles, (a) additional cumulative preferred stock may be issued only if net income of the Company available for interest and dividends (as defined) for a specified twelve-month period is at least 1-1/2 times the sum of the annual interest requirements on all indebtedness and the annual dividend requirements on all cumulative preferred stock, to be outstanding immediately after the issuance of such additional shares, and (b) the amount of unsecured indebtedness outstanding may not exceed 20% of the sum of the outstanding secured indebtedness plus the capital and surplus of the Company. Under these restrictions, based on the twelve months ended December 31, 1997, the Company could issue shares of cumulative preferred stock with an aggregate par value of approximately $116.3 million (8-1/8% dividend rate assumed) and at December 31, 1997, the Company could incur maximum unsecured indebtedness of approximately $89.6 million.

       ITEM 2. PROPERTIES

       Electric Facilities
            At  December 31,  1997, the  Company owned  generating facilities
       (including its interest in Iatan Unit No. 1) with an aggregate generating capacity of 878 megawatts.
            The principal  electric generating  plant of  the Company  is the
       Asbury Plant with 213 megawatts of generating capacity. The Plant, located near Asbury, Missouri, is a coal-fired generating station with two steam turbine generating units. The Plant presently accounts for approximately 24% of the Company's owned generating capacity and in 1997 accounted for approximately 49% of the energy generated by the Company and 29% of the total energy sold by the Company. Routine plant maintenance, during which the entire Plant is taken out of service, is scheduled once each year, normally for approximately four weeks in the spring. Every fifth year the spring outage is scheduled to be extended to a total of six weeks to permit inspection of the Unit No. 1 turbine. During 1996, the Company experienced such an outage which began on March 22 and was extended until June 1, during which extensive work was performed. The next such extended outage will occur in 2001. See Item 7 for additional information concerning the maintenance outage. The Unit No. 2 turbine is inspected approximately every 35,000 hours of operations. The unit can be overhauled without Unit No. 1 having to come off-line. When the Asbury Plant is out of service, the Company typically experiences increased purchased power and fuel costs associated with replacement energy. See Item 1 "Business - Regulation - Fuel Adjustment Clauses," for additional information concerning increased purchased power and fuel costs.
            The Company's  generating plant located at  Riverton, Kansas, has two steam-electric generating units with an aggregate generating capacity of 92 megawatts and three gas-fired combustion turbine units with an aggregate generating capacity of 44 megawatts. The steam-electric generating units burn coal as a primary fuel and have the capability of burning natural gas.
            The Company  owns a  12% undivided interest  in the  670 megawatt coal-fired Unit No. 1 at the Iatan Generating Station located 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. The Company is entitled to 12% of the unit's available capacity and is obligated to pay for that percentage of the operating costs of the Unit. KCPL and SJLP own 70% and 18%, respectively, of the Unit. KCPL operates the unit for the joint owners. See Note 9 of "Notes to Financial Statements" under Item 8.
            The Company also has two combustion  turbine peaking units at the
       Empire Energy  Center in  Jasper County,  Missouri, with  an aggregate generating capacity of 180 megawatts. During 1995 the Company converted these peaking units to operate on natural gas as well as oil as a source of fuel.
            The Company's  State Line Power Plant,  which is located  west of
       Joplin, Missouri, consists of two combustion turbine units with an aggregate generating capacity of 253 megawatts. These units burn natural gas as a primary fuel and have the capability of burning oil. Unit No. 1 was placed in service in mid-1995 and Unit No. 2 was placed in service June 18, 1997.
            The  Company's hydroelectric  generating  plant,  located on  the
       White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts, subject to river flow. The Company has a long-term license from FERC to operate this plant which forms Lake Taneycomo in Southwestern Missouri.
            At December 31, 1997, the Company's transmission system consisted of approximately 22 miles of 345 kV lines, 406 miles of 161 kV lines, 749 miles of 69 kV lines and 82 miles of 34.5 kV lines. Its distribution system consisted of approximately 6,008 miles of line.
            The electric generation stations owned by the Company are located on land owned in fee. The Company owns a 3% undivided interest as tenant in common with KCPL and SJLP in the land for the Iatan Generating Station. Substantially all the electric transmission and distribution facilities of the Company are located either (1) on property leased or owned in fee; (2) over streets, alleys, highways and other public places, under franchises or other rights; or (3) over private property by virtue of easements obtained from the record holders of title. Substantially all property, plant and equipment of the Company are subject to the Mortgage.

       Water Facilities
            The Company also owns and operates water pumping facilities and distribution systems consisting of a total of approximately 75 miles of water mains in three communities in Missouri.

       ITEM 3. LEGAL PROCEEDINGS

            No legal proceedings required to be disclosed by this Item are pending.

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

       PART II

       ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common stock is listed on the New York Stock Exchange. On March 2, 1998, there were 9,560 record holders of its common stock. The high and low sale prices for its common stock reported in The Wall Street Journal as New York Stock Exchange composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter of 1997 and 1996 were as follows:

                              Price of Common Stock       Dividends Paid
                               1997            1996         Per Share

                           High     Low      High     Low      1997     1996
         First Quarter   $19-1/4  $17-3/4  $19-3/8  $17-3/8  $ 0.32   $ 0.32
         Second Quarter   18-3/8   16       18-3/8   17-1/8    0.32     0.32
         Third Quarter    18-1/4   16-1/4   18-3/4   17-1/4    0.32     0.32
         Fourth Quarter   19-15/16 17-5/16  19-1/2   18-1/8    0.32     0.32

            Holders of the Company's common stock are entitled to dividends if, as, and when declared by the Board of Directors of the Company, out of funds legally available therefore, subject to the prior rights of holders of the Company's outstanding cumulative preferred stock and any preference stock.
            The Mortgage and the Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that the Company may not declare or pay any dividends (other than dividends payable in shares of its common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, its common stock if the cumulative aggregate amount thereof after August 31, 1944, (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to the rights and liabilities of the Company by a merger or consolidation. As of December 31, 1997, said dividend restriction did not affect any of the retained earnings of the Company.
            The Company's Dividend Reinvestment and Stock Purchase Plan (the "Reinvestment Plan") allows common and preferred stockholders to reinvest dividends of the Company into newly issued shares of the Company's common stock at 95% of a market price average calculated pursuant to the Reinvestment Plan. Stockholders may also purchase, for cash and within specified limits, additional stock at 100% of such market price average. The Company may elect to make shares purchased in the open market rather than newly issued shares available for purchase under the Reinvestment Plan. If the Company so elects, the purchase price to be paid by Reinvestment Plan participants will be 100% of the cost to the Company of such shares. Participants in the Reinvestment Plan do not pay commissions or service charges in connection with purchases under the Reinvestment Plan.
            The Company has a shareholders rights plan which expires July 25, 2000, under which each of its common stockholders has one-half a Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group ("Acquiring Person")) will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. See Note 4 of "Notes to Financial Statements" under Item 8 for further information.
            The By-laws of the Company provide that K.S.A. Sections 17-1286 through 17-1298, the Kansas Control Share Acquisitions Act, will not apply to control share acquisitions of the Company's capital stock.
            See Note 3 of "Notes to Financial Statements" under Item 8 for additional information regarding the Company's common stock.

          ITEM 6. SELECTED FINANCIAL DATA
          (Dollars in thousands, except per share amounts)

                              1997       1996       1995       1994      1993
 Operating revenues         $215,311  $ 205,984  $ 192,838  $ 177,757  $168,439
 Operating income           $ 40,962  $  36,652  $  33,151  $  32,005  $ 29,291
 Total allowance for funds  $  1,226  $   1,420  $   2,239  $   1,715  $    229
   used during construction
 Net income                 $ 23,793  $  22,049  $19,798(1) $  19,683  $ 15,936
 Earnings applicable to     $ 21,377  $  19,633  $17,381(1) $  18,120  $ 15,551
   common stock
 Weighted average number of common
   shares outstanding     16,599,269 16,015,858 14,730,902 13,734,231 13,415,539
 Basic and diluted earnings per
   weighted average
   shares outstanding        $  1.29    $  1.23   $ 1.18(1)   $  1.32   $  1.16
 Cash dividends per
   common share              $  1.28    $  1.28    $  1.28    $  1.28   $  1.28
 Common dividends paid as a
   percentage of earnings
   applicable to common stock  99.4%     104.5%     108.9%      97.0%    110.4%
 Allowance for funds used during
   construction as a percentage of earnings
   applicable to common stock   5.7%       7.2%      12.9%       9.5%      1.5%
 Book value per common share
   outstanding at end of year$ 13.03    $ 12.93    $ 12.67    $ 12.42   $ 12.33
 Capitalization:
 Common equity              $219,034   $213,091   $193,137   $173,780  $167,861
 Preferred stock without
   mandatory redemption
   provisions                $32,902    $32,902    $32,902    $32,902  $  7,902
 First mortgage bonds       $196,385   $219,533   $194,705   $184,977  $165,227
 Ratio of earnings to fixed
   charges                      3.01       3.11       2.90       3.16      2.73
 Ratio of earnings to combined
   fixed charges and preferred
   stock dividend requirements  2.66       2.53       2.36       2.70      2.63
 Total assets               $626,465   $596,980   $557,368   $520,213  $463,617
 Utility plant in service at
   original cost            $797,839   $717,890   $682,609   $611,360  $576,083
 Utility plant expenditures
   during the year           $53,280    $59,373    $49,217    $71,649  $ 42,648

<footnote>
 (1) Reflects a pre-tax charge of $4,583,000 for certain one-time costs associated with the Company's voluntary early retirement program.

          ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          Operating Revenues and Kilowatt-Hour Sales
               Of the Company's total electric operating revenues during 1997, approximately 41% were from residential customers, 30% from commercial customers, 17% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainders of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                             Kwh Sales      Revenues

                                            1997   1996   1997   1996
                       Residential         (0.7)%   6.7%   3.1%   5.8%
                       Commercial            1.5    6.3    5.1    5.8
                       Industrial            2.1    7.5    5.6    7.9
                       Wholesale On-System   4.1    7.6    2.6   13.4
                         Total System        1.1    6.8    4.5    6.6

               Kwh sales for the Company's on-system customers increased only slightly during 1997 due to cool summer weather, while revenues increased more than the corresponding increase in Kwhs primarily due to increased rates in Missouri as reflected in the table below. Customer growth slowed from 2.33% in 1996 to 1.68% in 1997. Residential Kwh sales decreased slightly by (0.7%) due to a milder first half of 1997, in which Kwh sales were down 6.3%, as compared to 1996. The residential revenues increased due to a 4.71% increase in Kwh sales during the last half of 1997 as compared to the same period in 1996, and because of increased rates in Missouri during the last half of 1997. Commercial and industrial classes showed an increase in Kwh sales and revenues because their sales are not impacted by weather as much as residential customers. On-system wholesale Kwh sales were up slightly in 1997, reflecting customer growth in the wholesale territories. Revenues associated with these FERC regulated Kwh sales increased at a lower rate due to the operation of the fuel adjustment clause applicable to such FERC regulated sales.
               Kwh sales to and revenues from the Company's on-system customers increased during 1996 due to warm summer temperatures during the second quarter, particularly during the month of June, and colder than normal weather during the first and fourth quarters compared to the same periods in 1995. Mild weather conditions during the third quarter of 1996 partially offset the positive impact of such favorable weather conditions. Customer growth positively impacted Kwh sales and related revenue. In addition, the effect of an electric rate increase in Missouri effective November 1995 contributed to the increased revenue during the year. Residential and commercial Kwh sales increased more than the corresponding increase in revenues during 1996, primarily due to the effect of changes in the Company's rate design in 1994 which shifted revenue from winter billing periods to summer billing periods. On-system wholesale Kwh sales and revenues were up during the period reflecting the weather conditions discussed above. Wholesale on-system revenues in 1996 increased at a greater relative amount than Kwh sales due to the operation of the fuel adjustment clause applicable to such sales.

               The  following  table   sets  forth  information   regarding
          electric  rate  increases   affecting  the  revenue   comparisons
          discussed above:

                                                          Percent
                       Date      Increase      Increase   Increase  Date
      Jurisdiction   Requested   Requested     Granted    Granted   Effective
        Missouri     08-30-96   $23,438,000  $13,589,364    8.25%       *
        Missouri     03-17-95     8,543,910    1,400,000    0.90%   11-15-95

<footnote>
        * An increase of $10,589,364 was granted effective 07-28-97. An additional $3,000,000 increase became effective 09-19-97.

               On August 30, 1996, the Company filed a request with the Missouri Public Service Commission (the "Missouri Commission") for a general annual increase in rates for its Missouri electric customers in the amount of $23,438,000, or 13.81%. A stipulated agreement was filed by the parties for approximately $13,950,000, and on July 17, 1997, the Missouri Commission issued an order approving an annual increase in rates of $10,589,364, or 6.43%, effective July 28, 1997. The amount did not include the Company's investment in Unit No. 2 at the Company's State Line Plant because the Commission deemed that Unit No. 2 did not meet all the specified in-service criteria. On July 25, 1997, the Company filed an Application for Rehearing regarding the status of Unit No. 2, seeking to recover the remaining $3,350,000 of the stipulated agreement. On September 11, 1997, the Missouri Commission issued an order approving an additional annual increase in rates in the amount of $3,000,000, or 1.7%, effective September 19, 1997, making the total increase in annual revenue from this proceeding $13,589,364, or 8.25%.
               The Company filed an application on February 19, 1998, to increase rates in the state of Arkansas by $618,497. Any increase relating to this filing will be granted in late 1998 and is not expected to have a material effect on operating results for 1998.
               The Company's future revenues from the sale of electricity will continue to be affected by economic conditions, business activities, competition, weather, regulation, changes in electric rate levels and changing patterns of electric energy use by customers. Inflation affects the Company's operations in that historical costs, rather than current replacement costs, are recovered in the Company's rates.

          Off-System Transactions
               In addition to sales to its own customers, the Company sells power, as available, to other utilities and provides transmission service through its system for transactions between other energy suppliers. During both 1997 and 1996, income from such off-system transactions exceeded related expenses by approximately $2.0 million annually.

          Operating Revenue Deductions
               During 1997, total operating expenses increased approximately $2.9 million (2.6%) compared to the prior year. Total fuel costs were up approximately $2.5 million (7.6%) during 1997, due primarily to the increased generation from gas-fired combustion turbine units at both State Line and the Energy Center. This increased generation was due to increased customer demand in the third and fourth quarters of 1997, as well as decreased energy availability in the Southwest Power Pool during the month of October. Natural gas prices were also higher by 7.8% during 1997 as compared to 1996. The Company does not have fuel adjustment clauses under which such increased costs can be recovered in Missouri and Kansas.
               Total purchased power costs decreased slightly during 1997, due primarily to increased usage of the Company's own generation facilities. Unit No. 2 at the State Line Power Plant was placed in service on June 18, 1997, and added 152 megawatts of capability. Although the Asbury Plant underwent an extended five week spring outage in 1997, the plant was back on line ahead of schedule and went on to record a new continuous run record of 170 days and a record availability rate of 88.5%.
               The Asbury Plant was taken out of service in late January 1998 to repair a generator winding problem. The Company took this opportunity while the plant was down to shift the planned spring maintenance outage which was scheduled for the second quarter to this time period. The Asbury Plant returned to service in early March. As a result, purchased power costs should increase in the first quarter but should be offset by lower costs in the second quarter.
               Other operating expenses increased approximately $0.6 million (2.0%) during 1997, compared to 1996, due primarily to an increase in production expenses related to the extended Asbury Plant outage in the spring of 1997. Maintenance and repairs expense decreased approximately $0.8 million (6.1%) during 1997 because of the high level of distribution system maintenance in 1996 caused by storm damage discussed below.
               Depreciation and amortization expense increased approximately $1.8 million (8.4%) during 1997 primarily because Unit No. 2 at the State Line Plant was placed into service in June 1997. Total income taxes increased during 1997 due primarily to higher taxable income. See Note 8 of "Notes to Financial Statements" under Item 8 for additional information regarding income taxes.
               During 1996, total operating expenses increased approximately $5.2 million (4.9%) compared to the prior year. Excluding the one-time pre-tax charge of approximately $4.6 million in the third quarter of 1995 relating to the Company's Voluntary Early Retirement Program (the "VERP"), total operating expenses increased approximately $9.8 million (9.7%) compared to 1995 levels. Purchased power costs were up during 1996, compared to the prior year, primarily because of an $11.3 million (31.2%) increase in purchased power costs resulting from increased purchases of replacement energy during an extended five-year turbine inspection at the Asbury Plant. In addition, the Company increased its level of purchases to meet higher customer demand during the first half and fourth quarter of 1996, particularly during periods of extremely cold weather during January and February of 1996, when the Company's suppliers curtailed the delivery of natural gas to the Company and other utilities in the region. The weather also resulted in the decreased availability of low-cost energy from hydro and nuclear units of other utilities. These factors contributed to higher demand and a tight market for purchased energy and resulted in significantly higher prices for such energy during the first half of 1996 when compared to the same periods in 1995. Fuel costs increased $1.6 million (5.2%) in 1996, primarily because of the use of higher cost fuel oil at the Energy Center and Riverton Plant during periods of extremely cold weather early in the year when natural gas supplies were curtailed. Other operating expenses decreased approximately $3.2 million (9.5%) during 1996 (excluding expenses related to the VERP), due primarily to lower general and administrative costs. During 1995, the Company's general and administrative costs were higher in large part because of costs associated with litigation and the Company's Competitive Positioning Process ("CPP"). Maintenance and repair expense increased during 1996 due primarily to increased maintenance performed on the Company's distribution system as a result of windstorm damage in April and ice storm damage in November 1996. Depreciation and amortization expense increased due to increased levels of plant and equipment placed in service during 1996, particularly at the Company's State Line Power Plant. Total income taxes increased during 1996 due primarily to higher taxable income. Other taxes increased due to higher levels of plant-in-service.

          Nonoperating Items
               Total allowance for funds used during construction ("AFUDC") amounted to approximately 5.7% of earnings applicable to common stock during 1997, 7.2% during 1996, and 12.9% during 1995. AFUDC decreased significantly during 1997 as well as during 1996, reflecting the construction of State Line Unit No. 2, which was placed in service in June 1997, and of State Line Unit No. 1, which was placed in service in May 1995. See Note 1 of "Notes to Financial Statements" under Item 8 for more discussion of AFUDC.
               Interest income decreased during 1997 and 1996, reflecting lower balances of cash available for investment particularly due to increased levels of construction. Interest charges for 1997 were significantly higher because of the issuance of $25.0 million of the Company's First Mortgage Bonds in December 1996. The proceeds from that sale were used, in part, for expenses incurred in connection with the Company's construction program. Commercial paper interest increased during the year due to increased usage of short-term debt to finance the Company's construction program.

          Earnings
               Basic and diluted earnings per weighted average share of common stock were $1.29 during 1997 compared to $1.23 in 1996. Increased revenue resulted mainly from an increase in Missouri rates. The Missouri jurisdiction accounts for approximately 90% of the on-system retail sales of the Company. A cool summer and fairly mild winter as well as increases in fuel costs and decreased levels of AFUDC partially offset the impact of the rate increase. The Missouri rate increase will favorably impact the Company's operating results in 1998.
               Earnings per share of common stock were $1.23 during 1996 compared to $1.18 in 1995. A one-time charge relating to the VERP reduced 1995 earnings by $0.19 per share. Increased revenue resulting from weather conditions conducive to increased Kwh sales, continued customer growth and the rate increase received in Missouri, effective November 1995, were partially offset by increased purchased power expenses, fuel costs, and distribution maintenance expenses, as well as decreased levels of AFUDC. Earnings per share in 1996 also reflect a greater number of shares outstanding because of the Company's issuance of 880,000 shares of common stock in April 1996.

          Competition

               Federal regulation, such as The National Energy Policy Act of 1992 (the "Energy Act") has promoted and is expected to continue to promote competition in the electric utility industry. The Energy Act, among other things, eases restrictions on independent power producers, delegates authority to the FERC to order wholesale wheeling and grants individual states the power to order retail wheeling. At this time, none of the states in which the Company operates has taken any such action. However, in Missouri, the Public Service Commission adopted an order establishing a docket and creating a task force on retail electric competition. The task force, on which the Company is represented, is charged with preparing comprehensive reports for the Commission that include recommendations on how Missouri should implement retail electric competition in the event that legislation is enacted to authorize it. In Kansas, several bills dealing with restructuring were introduced into the House and Senate, however, no legislative action was taken during 1997. In Oklahoma, the Electric Restructuring Act of 1997 was passed by the Legislature and signed into law by the Governor. The bill, with a target date of July 1, 2002, was designed to provide for the orderly restructuring of the electric utility industry in the state and move the state toward open competition for electric generation. In Arkansas, the House and Senate passed a concurrent resolution requesting a study of the impact of competition on the electric utility industry. The Arkansas Public Service Commission has opened four dockets to receive comments and testimony on restructuring. See Note 2 of "Notes to Financial Statements" under Item 8 for additional information regarding effects of deregulation.
               In April 1996, the FERC issued Order No. 888 (the "Order") which requires all electric utilities that own, operate, or control interstate transmission facilities to file open access tariffs that offer all wholesale buyers and sellers of electricity the same transmission services that they provide themselves. The utility would have to take service under those tariffs for  its  own  wholesale power  transactions.  The  Order requires a functional unbundling of transmission and power marketing services. The Order also provides stranded cost recovery mechanisms for utilities to recover costs that were incurred to serve wholesale customers that would no longer be recoverable as a result of the customer departing the system and obtaining electric service from another supplier.
               In accordance with the Order, on July 9, 1996, the Company filed its open access transmission tariff with the FERC. Following an extensive audit and discussions, the Company, the FERC and intervenors reached a settlement on August 1, 1997, and the rates submitted with the settlement, applicable to customers who did not have service agreements in effect, were made effective as of July 9, 1996. For customers with service agreements in effect, the tariff will not be applicable until a rate increase has been filed which may not be made prior to June 1999. The Company cannot currently predict the effect of the tariff on its future operations.
               In conjunction with Order No. 888, the FERC issued a companion order, Order No. 889, which defines the type and timing of information to be made available by utilities to wholesale customers and establishes standards of conduct to ensure that a utility's transmission system operates independently of the utility's segment which engages in wholesale purchases and sales of electricity. In December 1996, the Company filed with the FERC a request for waiver of these standards of conduct. On May 29, 1997, the FERC issued an order granting the Company's request for a waiver.
               Several factors exist which may enhance the Company's ability to compete as deregulation occurs. The Company is able to generate and purchase power relatively inexpensively; during 1997, the Company's retail rates were approximately 25% less than the electric industry average. In addition, less than 5% of the Company's electric operating revenues are derived from sales to on-system wholesale customers, the type of customer for which the FERC is already requiring wheeling. At the same time, the Company could face increased competitive pressure as a result of its reliance on relatively large amounts of purchased power and its extensive interconnections with neighboring utilities. In recognition of its need to provide peaking power, during June 1997 the Company placed in service State Line II, a 152-MW gas turbine. In addition, in response to deregulation and restructuring which has led to uncertainty as to returns on large capital investments, the Company has reduced planned construction expenditures and entered into an agreement with Western Resources for future purchased power.
               In anticipation of changes in the competitive environment, the Company in 1995 undertook its CPP to maximize efficiency and effectiveness in providing service to its customers. As part of the CPP, the Company redesigned its organizational structure.

          One result of this redesigned organizational structure was the establishment of the Commercial Operations department, which combined the Customer Service, Engineering and Transmission & Distribution functions so that the needs of the customer can be met by one contact person instead of three. The Company also implemented the Company's Call Center in June 1995, and began 24-hour, seven-days-a-week operation in June 1996 to further address customer needs. In 1996, the Company invested in non-regulated business for the first time. Since then, the Company has offered electronic monitored security and has leased capacity on its broadband fiber optics network from Springfield to Branson, Missouri.

          LIQUIDITY AND CAPITAL RESOURCES

               The Company's construction-related expenditures totaled $56.7 million, $62.3 million, and $50.8 million in 1997, 1996 and 1995, respectively. Approximately $12.9 million of construction expenditures during 1997 were related to the construction of Unit No. 2 at the State Line Power Plant, which was placed in service on June 18, 1997. Additions to the Company's transmission and distribution systems to accommodate customer growth represented approximately $28.1 million of construction expenditures during 1997. Approximately $1.8 million of the 1997 construction expenditures are related to the Company's investment in fiber optics cable and equipment which the Company plans to utilize and to lease to other entities. Approximately 97% of construction expenditures and other capital requirements for 1997 were satisfied internally from operations.
               Estimated construction expenditures will total approximately $35.6 million in 1998, $33.4 million in 1999 and $37.0 million in 2000. Of these amounts, the Company anticipates that it will spend $19.4 million, $20.2 million and $21.9 million in 1998, 1999 and 2000, respectively, for additions to the Company's distribution system to meet projected increases in customer demand.
               Internally generated funds are expected to provide at least 95% of the funds required between 1998 and 2000 for estimated construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan, and from internally generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. See Note 5 of "Notes to Financial Statements" under Item 8 regarding the Company's line of credit.
               On April 9, 1996, the Company sold to the public in an underwritten offering 880,000 shares of its Common Stock for approximately $15 million. On December 10, 1996, the Company sold to the public in an underwritten offering $25 million aggregate principal amount of its First Mortgage Bonds, 7.20% Series due 2016. The net proceeds from these sales were added to the Company's general funds, which were used to repay short-term indebtedness and for expenses incurred in connection with the Company's construction program.
               The Company currently has effective with the Securities and Exchange Commission a shelf registration statement under which it may sell up to $80 million aggregate value of its Common Stock, Cumulative Preferred Stock, and/or First Mortgage Bonds.
               As of December 31, 1997, the Company's ratings for its First Mortgage Bonds, preferred stock and commercial paper were as follows:

                                  Phoenix
                                  Duff &        Moody's     Standard &
                                  Phelps                      Poor's
            First Mortgage Bonds   A+            A2           A-
            Preferred Stock        A             a3           BBB+
            Commercial Paper       D-1           P-1          A-2

          YEAR 2000 INFORMATION SYSTEMS MODIFICATIONS

               Empire is  engaged  in  an  on-going  project  to  identify, evaluate and implement changes to computer systems and applications in order to achieve a Year 2000 date conversion with no adverse effect on customers or disruption to business operations. The Company has purchased a new financial management software package from PeopleSoft that is Year 2000 compliant. The package includes systems for general ledger, accounts payable, accounts receivable, and property accounting; purchasing and inventory; human resources and payroll; and budgeting and project tracking. In addition, a new customer information system is being developed internally which will be Year 2000 compliant. Installation of these systems which are anticipated to substantially mitigate the Company's Year 2000 exposure will be completed during 1998. Work is ongoing in other areas of the Company as well as at third parties with whom it does business to resolve Year 2000 problems. The cost of this project is not expected to have a material impact on the Company's financial position.

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


          ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

                      Not applicable.

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Report of Independent Accountants


          January 19, 1998

          To the Board of Directors and Stockholders of The Empire District Electric Company


          In our opinion, the financial statements listed in the index appearing under Item 14 on page 41 present fairly, in all material respects, the financial position of The Empire District Electric Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




          PRICE WATERHOUSE

          St. Louis, Missouri
          January 19, 1998

          Balance Sheet

                                                       December 31,
                                                    1997           1996
         Assets
          Utility plant, at original cost:
           Electric                            $ 795,880,240  $ 714,913,653
           Water                                   5,824,165      5,331,286
           Construction work in progress           8,114,680     37,016,435

                                                 809,819,085    757,261,374
           Accumulated depreciation              262,834,707    242,051,460

                                                 546,984,378    515,209,914
          Current assets:
           Cash and cash equivalents               2,545,282      2,246,136
           Accounts receivable - trade, net       13,270,329     12,704,920
           Accrued unbilled revenues               6,047,739      6,423,760
           Accounts receivable - other             1,552,998      2,874,669
           Fuel, materials and supplies           13,215,068     14,435,741
           Prepaid expenses                        1,001,468        796,413
                                                  37,632,884     39,481,639
           Deferred charges:
           Regulatory assets                      37,472,225     37,831,661
           Unamortized debt issuance costs         3,374,780      3,633,349
           Other                                   1,000,700        823,177
                                                  41,847,705     42,288,187
                Total Assets                   $ 626,464,967  $ 596,979,740
          Capitalization and Liabilities
           Common stock, $1 par value, 16,776,654
           and 16,436,559 shares issued and
           outstanding, respectively              16,776,654     16,436,559
           Capital in excess of par value        150,784,239    145,313,610
           Retained earnings                      51,472,897     51,340,554
              Total common stockholders' equity  219,033,790    213,090,723

           Preferred stock                        32,901,800     32,901,800
           Long-term debt                        196,384,541    219,533,678
                                                 448,320,131    465,526,201
          Current liabilities:
           Accounts payable and accrued           14,862,581     14,607,179
           liabilities
           Commercial paper                       28,000,000      7,500,000
           Customer deposits                       3,140,621      2,820,896
           Interest accrued                        3,509,680      3,455,254
           Taxes accrued, including income taxes     817,045        449,771
           Current maturities of long-term debt   23,000,000           -
                                                  73,329,927     28,833,100
          Commitments and Contingencies (Note 10)
          Noncurrent liabilities and deferred credits:
           Regulatory liability                   17,540,757     18,648,961
           Deferred income taxes                  69,344,653     64,992,745
           Unamortized investment tax credits      8,971,000      9,561,000
           Postretirement benefits other than      4,463,488      4,417,796
           pensions
           Other                                   4,495,011      4,999,937
                                                 104,814,909    102,620,439
             Total Capitalization and
               Liabilities                     $ 626,464,967  $ 596,979,740

<footnote>
           The accompanying notes are an integral part of these financial statements.

       Statement of Income

                                              Year ended December 31,
                                        1997           1996           1995
       Operating revenues:
        Electric                   $ 214,306,599  $ 204,933,622  $ 191,847,760
        Water                          1,004,245      1,050,337        990,300

                                     215,310,844    205,983,959    192,838,060
        Operating revenue deductions:
        Operating expenses:
         Fuel                         36,110,575     33,574,335     31,925,193

         Purchased power              47,132,885     47,393,029     36,116,177
         Other                        30,646,485     30,046,147     33,201,879

         Voluntary early retirement       -              -           4,583,188
         program
                                     113,889,945    111,013,511    105,826,437
         Maintenance and repairs      12,843,508     13,672,084     12,785,489
         Depreciation and amort.      23,395,291     21,589,511     19,850,699
         Provision for income taxes   13,000,000     11,800,000     10,420,000
         Other taxes                  11,219,730     11,256,486     10,804,852

                                     174,348,474    169,331,592    159,687,477

       Operating income               40,962,370     36,652,367     33,150,583
       Other income and deductions:
        Allowance for equity funds
        used during construction         150,524        538,844      1,069,779
        Interest income                  130,685        158,369        251,492
        Other - net                     (453,127)      (344,525)      (200,950)
                                        (171,918)       352,688      1,120,321

       Income before interest         40,790,452     37,005,055     34,270,904
       charges
       Interest charges:
        Long-term debt                16,593,042     14,881,564     14,858,664
        Allowance for borrowed funds
        used during construction      (1,075,465)      (881,485)    (1,168,806)
        Other                          1,479,896        955,769        783,220

                                      16,997,473     14,955,848     14,473,078
       Net income                     23,792,979     22,049,207     19,797,826

       Preferred stock dividend        2,416,340      2,416,340      2,416,340
       requirements

       Net income applicable to
       common stock                 $ 21,376,639   $ 19,632,867   $ 17,381,486

       Weighted average number of
       common shares outstanding      16,599,269     16,015,858     14,730,902

       Basic and diluted earnings
       per weighted average share
       common stock                      $  1.29        $  1.23        $  1.18

       Dividends per share of
       common stock                      $  1.28        $  1.28        $  1.28

<footnote>
           The accompanying notes are an integral part of these financial statements.

          Statement of Common Stockholders' Equity

                                              Year ended December 31,
                                        1997           1996           1995
    Common stock, $1 par value:
     Balance, beginning of year   $  16,436,559  $  15,215,933   $  13,941,531
     Stock issued through:
      Public offering                                  880,000         900,000
      Dividend reinvestment and
      stock purchase plan               299,134        301,500         273,168
      Employee benefit plans             40,961         39,126         101,234
           Balance, end of year   $  16,776,654  $  16,436,559   $  15,215,933

    Capital in excess of par value:
     Balance, beginning of year   $ 145,313,610  $ 125,690,842   $ 106,055,389
     Excess of net proceeds over
      par value of stock issued:
      Public offering                               14,850,000      14,625,000
      Stock plans                     5,470,404      5,494,007       5,957,370
     Expenses related to common
      stock issuance                                  (787,580)       (788,287)
     Installments received on
     common stock/stock purchase, net       225         66,341        (158,630)
           Balance, end of year   $ 150,784,239  $ 145,313,610   $ 125,690,842

    Retained earnings:
     Balance, beginning of year   $  51,340,554  $  52,230,584   $  53,783,342
     Net income                      23,792,979     22,049,207      19,797,826

                                     75,133,533     74,279,791      73,581,168
     Less dividends paid:
      8 1/8% preferred stock          2,031,250      2,031,250       2,031,250
      5% preferred stock                195,090        195,090         195,090
      4 3/4% preferred stock            190,000        190,000         190,000
      Common stock                   21,244,296     20,522,897      18,934,244

                                     23,660,636     22,939,237      21,350,584

       Balance, end of year       $  51,472,897  $  51,340,554   $  52,230,584

<footnote>
           The accompanying notes are an integral part of these financial statements.

          Statement of Cash Flows

                                              Year ended December 31,
                                        1997           1996            1995
   Operating activities
   Net income                     $  23,792,979  $  22,049,207   $  19,797,826
   Adjustments to reconcile net
    Income to cash flows:
    Depreciation and amortization    26,510,851     24,314,157      20,968,734
    Pension income                     (725,198)    (1,074,130)
    Loss on early retirement program                                 4,583,188
    Deferred income taxes, net        2,800,000      3,760,000         990,000
    Investment tax credit, net         (590,000)      (580,000)       (600,000)
    Allowance for equity funds
     used during construction          (150,524)      (538,844)     (1,069,779)
    Issuance of common stock for
     401(k) plan                        660,162        648,535         680,891
    Other                               129,259        141,882         142,902
    Cash flows impacted by changes in:
     Accounts receivable and
      accrued unbilled revenues       1,132,283     (1,164,692)     (2,265,380)
     Fuel, materials and supplies     1,220,673         76,157      (1,541,522)
     Prepaid expenses and
      deferred charges               (1,049,440)    (2,077,625)      1,427,622
     Accounts payable and
      accrued liabilities               255,402        298,682       2,849,254
     Customer deposits, interest
      and taxes accrued                 741,425       (631,954)          1,099
     Other liabilities and other
      deferred credits                  265,966       (149,401)       (201,364)
          Net cash provided by
           operating activities      54,993,838     45,071,974      45,763,471
    Investing activities
     Construction expenditures      (56,673,275)   (62,277,486)    (50,818,744)
     Allowance for equity funds
      used during construction          150,524        538,844       1,069,779
         Net cash used in
          investing activities      (56,522,751)   (61,738,642)    (49,748,965)

<footnote>
           The accompanying notes are an integral part of these financial statements.

          Statement of Cash Flows (continued)

                                                     Year ended December 31,
                                           1997       1996        1995
   Financing activities
    Proceeds from issuance of
     First mortgage bonds       $        -        $ 25,000,000    $ 40,000,000
    Common stock                     5,150,561     20,194,860      20,228,964
    Dividends                       (23,660,636)   (22,939,237)    (21,350,584)
    Repayment of first mortgage bonds  (165,000)      (187,000)    (30,288,000)
    Premium paid on extinguished debt                               (1,500,000)
    Net proceeds (repayments)
     from short-term borrowings      20,500,000     (6,500,000)     (2,000,000)
    Payment of debt issue costs           3,134       (472,595)       (650,763)

         Net cash provided by
          financing activities        1,828,059     15,096,028       4,439,617

   Net increase (decrease) in
    cash and cash equivalents           299,146     (1,570,640)        454,123
   Cash and cash equivalents,
    beginning of year                 2,246,136      3,816,776       3,362,653
   Cash and cash equivalents,
    end of year                    $  2,545,282   $  2,246,136    $  3,816,776

<footnote>
          Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Interest paid was $17,123,000, $14,786,000 and $14,832,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Income taxes paid were $10,250,000, $9,479,000 and $10,289,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

           The accompanying notes are an integral part of these financial statements.

          Notes to Financial Statements


          1.   Summary of Accounting Policies

               The Company is subject to regulations by the Missouri Public Service Commission (MoPSC), the State Corporation Commission of the State of Kansas (KCC), the Corporation Commission of Oklahoma (OCC), the Arkansas Public Service Commission
               (APSC) and the Federal Energy Regulatory Commission (FERC). The accounting policies of the Company are in accordance with the rate-making practices of the regulatory authorities and, as such, conform to generally accepted accounting principles as applied to regulated public utilities. The Company's electric revenues in 1997 were derived as follows: residential 41%, commercial 30%, industrial 17%, wholesale 7% and other 5%. Following is a description of the Company's significant accounting policies:

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

               Depreciation
               Provisions for depreciation are computed at straight-line rates as approved by regulatory authorities. Such provisions approximated 3.1%, 3.2% and 3.1% of depreciable property for 1997, 1996 and 1995, respectively.

               Computations of earnings per share
               In February 1997, the Financial Accounting Standards Board issued Statement 128 Earnings Per Share (SFAS 128). The terms of SFAS 128 are effective for all earnings per share disclosures subsequent to December 15, 1997 and requires all prior period earnings per share disclosures be restated to conform with SFAS 128. SFAS 128 requires a presentation of both Basic earnings per share and Diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding under the assumed exercise of dilutive stock options and their equivalents. The weighted average number of common shares outstanding used to compute basic earnings per share for the 1997, 1996, and 1995 periods was 16,599,269, 16,015,858, and 14,730,902, respectively.
               Dilutive stock options for the 1997, 1996, and 1995 periods were 9,844, 7,917, and 8,383, respectively.

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

          Notes to Financial Statements

               AFUDC does not represent current cash income. Recognition of this item as a cost of utility plant is in accordance with regulatory rate practice under which such plant costs are permitted as a component of rate base and the provision for depreciation.
               In accordance with the methodology prescribed by FERC, the Company utilized aggregate rates of 6.4% for 1997, 7.5% for 1996 and 8.6% for 1995 (on a before-tax basis) compounded semiannually.

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

               Accumulated provision for uncollectible accounts
               The accumulated provision for uncollectible accounts was $279,000 at December 31, 1997 and $265,000 at December 31,
               1996.

               Franchise taxes
               Franchise taxes are collected for and remitted to their respective cities. Operating revenues include franchise taxes of $3,925,441, $3,791,370 and $3,565,396 for each of the years ended December 31, 1997, 1996 and 1995, respectively.

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

          Notes to Financial Statements

               amounts of revenues and expenses during the report period. Actual amounts could differ from those estimates.


          Notes to Financial Statements

               Reclassification
               Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.

          2.   Regulatory Matters

               During the three years ending December 31, 1997, the following rate changes were requested or in effect:

               Missouri
               On August 30, 1996, the Company filed a request with the Missouri Public Service Commission for a general annual increase in rates for its Missouri electric customers of approximately $23,400,000, or 13.8%. A stipulated agreement was filed by the parties for approximately $13,950,000, and on July 17, 1997, the Missouri Commission issued an order approving an annual increase in rates in the amount of approximately $10,600,000, or 6.43% effective July 28, 1997. The amount did not include the Company's investment in Unit No. 2 at the Company's State Line Plant because the Commission deemed that Unit No. 2 did not meet all the specified in-service criteria. On July 25, 1997, the Company filed an Application for Rehearing regarding the status of Unit No. 2, seeking to recover the remaining $3,350,000 of the stipulated agreement. On September 11, 1997, the Missouri Commission issued an order approving an additional annual increase in rates in the amount of $3,000,000, or 1.7% effective September 19, 1997, making the total increase in annual revenue from this proceeding approximately $13,600,000, or 8.25%.

               Effective November 15, 1995, the MoPSC approved a stipulated agreement which authorized the Company to file revised rate schedules designed to produce an increase in overall Missouri jurisdictional gross annual electric revenues in the amount of $1,400,000, or 0.9%. The Company's original request, filed March 17, 1995, was for an increase of $8,543,910 or 5.3%.

               FERC
               In July 1996, the Company filed with the FERC an open access non-discriminatory transmission tariff (open access tariff) in compliance with FERC Order 888 issued in April 1996. In January 1997, the FERC staff and intervenors reached a settlement in principal to base rates on traditional cost of service methodology. After extensive review by the FERC and discussion with all parties involved, an agreement was reached and approved by the FERC on August 1, 1997 with rates made effective July 9, 1996. For certain customers who intervened in the proceedings, the tariff will not be applicable until June 1999. The Company cannot predict the effect of the tariff on current operations.

               In conjunction with Order 888, the FERC issued a companion order, Order 889. Order 889 requests that jurisdictional

          Notes to Financial Statements

               utilities implement standards of conduct to functionally separate their transmission and wholesale power merchant functions. In December 1996, the Company filed with the FERC a request for a waiver of these standards of conduct, and on May 29, 1997, the Company's request for waiver was granted.

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

               The Company recorded the following regulatory assets and regulatory liability:

                                                   December 31,
                                                1997          1996
          Regulatory Assets

          Income taxes                     $ 24,781,882   $ 24,338,178
          Unamortized loss on reacquired      9,912,255     10,508,543
          debt
          Asbury five year maintenance        2,157,493      2,207,001
          Other postretirement benefits         467,062        470,857
          Deferred 1993 flood losses             74,837        149,690
          Incremental purchased power -          78,696        157,392
          1993 flood


           Total Regulatory Assets         $ 37,472,225   $ 37,831,661

         Regulatory Liability

          Income Taxes                     $ 17,540,757   $ 18,648,961

               The Company continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets are eliminated through a charge to earnings if and when it is no longer probable that such amounts will be recovered through future revenues.

               On May 23, 1997, the Missouri Public Service Commission appointed a Retail Electric Competition Task Force (the Task Force) to prepare reports making recommendations as to how Missouri should implement retail electric competition in the event that legislation is enacted that authorizes it. The Task Force has not yet made any recommendations; however, there can be no assurance that legislation deregulating the retail electric industry in Missouri and/or other states in

          Notes to Financial Statements

               which the Company operates will not be passed in the future. In the event such legislation is passed, the Company may determine that it no longer meets the criteria set forth in SFAS 71 with respect to some or all of the regulatory assets and liabilities. Any regulatory changes that would require the Company to discontinue SFAS 71 based upon competitive or other events may impact the valuation of the Company's net regulatory assets and certain utility plant investments and require write-offs which could have a material adverse effect on the Company's financial condition and results of operations, depending on how the treatment of regulatory assets and liabilities are considered for recovery by the regulators.

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

               The Company's Dividend Reinvestment and Stock Purchase Plan (the Reinvestment Plan) allows common and preferred stockholders to reinvest dividends paid by the Company into newly issued shares of the Company's common stock at 95% of the market price average. Stockholders may also purchase, for cash and within specified limits, additional stock at 100% of the market price average. The Company may elect to make shares purchased in the open market rather than newly issued shares available for purchase under the Reinvestment Plan. If the Company so elects, the purchase price to be paid by Reinvestment Plan participants will be 100% of the cost to the Company of such shares. Participants in the Reinvestment Plan do not pay commissions or service charges in connection with purchases under the Reinvestment Plan.

               The Company's Employee Stock Purchase Plan, which terminates on May 31, 2000, permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. Contingent employee stock purchase subscriptions outstanding and the maximum prices per share were 58,972 shares at $15.53, 54,706 shares at $16.31 and 55,674 shares at $15.42 at December 31, 1997, 1996 and 1995, respectively. Shares were issued at $15.64 per share in 1997, $15.42 per share in 1996 and $15.30 per share in 1995.

          Notes to Financial Statements

               The Company's 1986 Stock Incentive Plan (the 1986 Incentive
               Plan) provided for the grant of shares of common stock through January 22, 1996. At the Company's annual meeting in April 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the 1996 Incentive Plan), the terms of which are substantially the same as the 1986 Incentive Plan. The 1996 Incentive Plan provides for the grant of up to 650,000 shares of common stock through January 2006. Awards made prior to 1996 were made under the 1986 Incentive Plan; awards made on or after January 1, 1996 are made under the 1996 Incentive Plan. The terms and conditions of any option or stock grant are determined by the Board of Directors' Compensation Committee, within the provisions of the applicable Incentive Plan. The Plan permits grants of stock options and restricted stock to qualified employees and permits Directors to receive common stock in lieu of cash compensation for service as a Director.


               During January 1997, 1996 and 1995, grants for 1,414, 2,289 and 1,575, respectively, of restricted stock were made to qualified employees under either the 1986 Incentive Plan or the 1996 Incentive Plan. For grants made to date, the restrictions typically lapse and the shares are issuable to employees who continue service with the Company three years from the date of grant. For employees whose service is terminated by death, retirement, disability, or under certain circumstances following a change in control of the Company prior to the restrictions lapsing, the shares are issuable immediately. For other terminations, the grant is forfeited. During 1997, 1996 and 1995, 1,838, 3,033 and
               4,387 shares, respectively, were issued under either the 1986 Incentive Plan or the 1996 Incentive Plan. No options have been granted under either Incentive Plan. In 1996, the Company adopted the disclosure-only method under SFAS 123, Accounting for Stock-Based Compensation. If the fair value based accounting method under this statement had been used to account for stock-based compensation costs, the effect on 1996 and 1995 net income and earnings per share would have been immaterial.

               The Company's Employee 401(k) Retirement Plan (the 401(k)
               Plan) allows participating employees to defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each employee's deferrals by contributing shares of the Company's common stock, such matching contributions not to exceed 3% of the employee's annual compensation. The Company contributed 36,978, 36,093 and 39,548 shares of common stock in 1997, 1996 and 1995, respectively, valued at market prices on the dates of contributions. The stock issuances to effect the contributions were not cash transactions and are not reflected as a source of cash in the Statement of Cash Flows.

               At December 31, 1997, 1,844,704 shares remain available for issuance under the foregoing plans.

          Notes to Financial Statements


          4.   Preferred Stock

               The Company has 5,000,000 shares of $10.00 par value cumulative preferred stock authorized. At December 31, 1997 and 1996, these shares were designated as follows:

                                                        Shares
                                                   1997        1996
               Series without mandatory
               redemption provisions            3,300,000   3,300,000
               Undesignated                     1,700,000   1,700,000

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

               Preferred stock without mandatory redemption provisions

               Preferred stock without mandatory redemption provisions issued and outstanding at December 31, 1997 and 1996 is as follows:

                                                          Shares
                                                       1997        1996
  5% cumulative (400,000 shares authorized)          390,180     390,180
  4:% cumulative (400,000 shares authorized)         400,000     400,000
  8 1/8% cumulative (2,500,000 shares authorized)  2,500,000   2,500,000

                                                   3,290,180   3,290,180

               In the event of voluntary liquidation or redemption of the 5% and 4 3/4% series of cumulative preferred stock, holders will be entitled to the following amounts per share plus accumulated and unpaid dividends: 5% cumulative - $10.50 (aggregate amount $4,096,890); and 4 3/4% cumulative - $10.20 (aggregate amount $4,080,000).
               Preference Stock Purchase Rights
               The Company had 8,388,327 and 8,218,280 Preference Stock Purchase Rights (Rights) outstanding at December 31, 1997 and 1996, respectively. Each Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain

          Notes to Financial Statements

               circumstances, other securities) at a price of $75 per one one-hundredth share, subject to adjustment. Each share of common stock currently has one-half of one Right. The Rights (other than those held by an acquiring person or group (Acquiring Person)), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or announces an intention to make a tender offer or exchange offer which would result in the Acquiring Person owning 10% or more of the common stock. The Rights may be redeemed by the Company in whole, but not in part, for $0.01 per Right, prior to 10 days after the first public announcement of the acquisition of 10% or more of the Company's common stock by an Acquiring Person.

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


          Notes to Financial Statements

          5.   Long-term Debt

               The principal amount of all series of first mortgage bonds outstanding at any one time is limited by terms of the mortgage to $1,000,000,000. Substantially all property, plant and equipment is subject to the lien of the mortgage. At December 31, the long-term debt outstanding was as follows:

                                                    1997        1996
     First mortgage bonds:
      5.70% Series due 1998               $ 23,000,000    $ 23,000,000
      7/% Series due 2002                   37,500,000      37,500,000
      7.60% Series due 2005                 10,000,000      10,000,000
      8 1/8% Series due 2009 (1)            20,000,000      20,000,000
      7.20% Series due 2016                 25,000,000      25,000,000
      9/% Series due 2020                    2,250,000       2,250,000
      7% Series due 2023                    45,000,000      45,000,000
      7/% Series due 2025                   30,000,000      30,000,000
      7/% Series due 2028                   13,726,000      13,891,000
      5.3% Pollution Control Series due 2013 8,000,000       8,000,000
      5.2% Pollution Control Series due 2013 5,200,000       5,200,000

                                           219,676,000     219,841,000

       Less current maturities             (23,000,000)
       Less unamortized net discount          (291,459)       (307,322)

                                         $ 196,384,541   $ 219,533,678

<footnote>

               (1) Holders of this series have the right to require the Company to repurchase all or any portion of the bonds at a price of 100% of the principal amount plus accrued interest, if any, on November 1, 2001.

               The carrying amount of the Company's long-term debt was $219,676,000 and $219,841,000 at December 31, 1997 and 1996,
               respectively, and its fair market value was estimated to be approximately $226,115,000 and $215,664,000, respectively. This estimate was based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation. The estimated fair market value may not represent the actual value that could have been realized as of year-end or that will be realizable in the future.

          Notes to Financial Statements

               At December 31, 1997, the Company had a $30,000,000 unsecured line of credit. Borrowings are at the bank's prime commercial rate and are due 370 days from the date of each loan. In connection with the Company's line of credit, there is an informal compensating balance arrangement under which the Company maintains deposits averaging 5% of the line of credit. This arrangement does not serve to legally restrict the use of the Company's cash. The line of credit is also utilized to support the Company's issuance of commercial paper although it is not assigned specifically to such support. There were no outstanding borrowings under this agreement at December 31, 1997 or 1996.
               On December 10, 1996, the Company sold to the public in an underwritten offering $25,000,000 aggregate principal amount of its First Mortgage Bonds, 7.20% Series due 2016, the proceeds of which were added to the Company's general funds and used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.

               On April 27, 1995, the Company sold to the public in an underwritten offering $10,000,000 aggregate principal amount of its First Mortgage Bonds, 7.60% Series due 2005, the proceeds of which were added to the Company's general funds and used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.

               On June 7, 1995, the Company sold to the public in an underwritten offering $30,000,000 aggregate principal amount of its First Mortgage Bonds, 7 3/4% Series due 2025, the proceeds of which were added to the Company's general funds and used to redeem on July 3, 1995, its First Mortgage Bonds, 9% Series due 2019.

          6.   Short-term Borrowings

               Short-term commercial paper outstanding and notes payable averaged $19,586,000 and $12,030,000 daily during 1997 and
               1996, respectively, with the highest month-end balances being $34,000,000 and $22,500,000, respectively. The weighted daily average interest rates during 1997, 1996 and 1995 were 5.9%, 5.6% and 6.2%, respectively. The weighted average interest rates of borrowings outstanding at December 31, 1997, 1996 and 1995 were 6.1%, 5.8% and 6.1%, respectively.

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

          Notes to Financial Statements

               common stocks, United States government obligations, federal agency bonds, corporate bonds and commingled trust funds.

               Net pension cost for 1997, 1996 and 1995 is comprised of the following components:

                                          1997        1996        1995
     Service cost - benefits earned
      during the period               $  2,095,442  $ 1,987,057  $ 1,540,289
     Interest cost on projected
      benefit obligation                 4,956,356    4,695,105    4,194,328
     Actual return on plan assets       (6,169,097)  (6,009,653) (15,735,342)
     Net amortization and deferral      (1,607,900)  (1,746,639)   9,748,753
     Other                                   -            -             -

     Net pension benefit             $    (725,199) $(1,074,130) $  (251,972)


               Assumptions used in calculating the projected benefit obligation for 1997 and 1996 include the following:

                                                    1997        1996
               Weighted average discount rate       6.75%       7.50%
               Rate of increase in compensation     5.50%       5.50%
               levels
               Expected long-term rate of return    9.00%       9.00%
               on plan assets

               The following table sets forth the plan's funded status at December 31, 1997 and 1996:

                                                    1997            1996
   Actuarial present value of benefit obligations:
   Vested benefits                            $  55,554,448   $  50,653,837
   Nonvested benefits                             1,727,777          81,591


   Accumulated benefit obligation                57,282,225      50,735,428
   Effect of projected future                    21,077,872      16,073,230
    compensation levels

   Projected benefit obligation for
   service rendered to date                      78,360,097      66,808,658
   Plan assets at fair value                     82,106,242      70,970,880

   Plan assets in excess of projected
   benefit obligation                             3,746,145       4,162,222
   Unrecognized net assets at January1, 1986
    being amortized over 17 years                (2,455,778)     (2,946,933)
   Unrecognized prior service cost                3,964,146       4,645,253
   Unrecognized net gain                         (8,058,243)     (9,389,471)

   Accrued pension cost                      $   (2,803,730)   $ (3,528,929)

               Other Postretirement Benefits
               The Company provides certain healthcare and life insurance benefits to eligible retired employees, their dependents and


          Notes to Financial Statements

               survivors. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service.

               Effective January 1, 1993, the Company adopted SFAS 106, which requires recognition of these benefits on an accrual basis during the active service period of the employees.
               The Company elected to amortize its transition obligation (approximately $21.7 million) related to SFAS 106 over a twenty year period. Prior to adoption of SFAS 106, the Company recognized the cost of such postretirement benefits on a pay-as-you-go (i.e., cash) basis. The states of Missouri, Kansas and Oklahoma authorize the recovery of SFAS 106 costs through rates. The Company is deferring SFAS 106 costs relating to the Arkansas jurisdictions as management believes that such amounts are probable of recovery. At December 31, 1997, $12,777 of costs were deferred for future recovery.

               In accordance with the above rate orders, the Company established two separate trusts in 1994, one for those retirees who were subject to a collectively bargained agreement and the other for all other retirees, to fund retiree healthcare and life insurance benefits. The Company's funding policy is to contribute annually an amount at least equal to the revenues collected for the amount of postretirement benefits costs allowed in rates. Assets in these trusts amounted to approximately $5,700,000 at December 31, 1997 and $4,900,000 at December 31, 1996.

               Postretirement benefits, a portion of which have been capitalized and/or deferred, for 1997, 1996 and 1995 included the following components:

                                          1997        1996        1995
     Service cost on benefits earned
      during the year                 $   434,397  $  472,943  $  478,214
     Interest cost on projected
      benefit obligation                1,559,110   1,679,461   1,830,602
     Return on assets                    (290,079)   (142,462)    (41,425)
     Amortization of unrecognized
      transition obligation             1,084,017   1,084,017   1,084,017
     Unrecognized net (gain)/lo ss     (1,111,795)   (486,691)   (307,308)
     Other                                (92,890)           -    (46,163)

     Net periodic postretirement
      benefit cost                  $   1,582,760 $ 2,607,268 $ 2,997,937

               The estimated funded status of the Company's obligations under SFAS 106 at December 31, 1997 and 1996 using a weighted average discount rate of 6.75% and 72% , respectively, is as follows:

                                                      1997          1996
   Accumulated postretirement benefit obligation:
   Retirees                                     $  12,832,722  $  12,261,106
   Other fully eligible plan participants           3,487,299      2,928,656
   Other active plan participants                   7,658,219      5,660,940

   Total benefit obligation                        23,978,240     20,850,702

   Plan assets at fair value                        5,691,142      4,829,610

   Accumulated postretirement obligation in
    excess of plan assets                         (18,287,098)   (16,021,092)
   Unrecognized transition obligation              16,260,242     17,344,259
   Unrecognized net gain                           (2,323,675)    (5,648,973)

   Accrued postretirement benefit cost          $  (4,350,531) $  (4,325,806)

          Notes to Financial Statements


               The assumed 1998 cost trend rate used to measure the expected cost of healthcare benefits is 7.5%. The trend rate decreases through 2026 to an ultimate rate of 6% for 2027 and subsequent years. The effect of a 1% increase in each future year's assumed healthcare cost trend rate would increase the current service and interest cost from $1.9 million to $2.6 million and the accumulated postretirement benefit obligation from $24.0 million to $30.7 million.

          8.   Income Taxes

               The provision for income taxes is different from the amount of income tax determined by applying the statutory income tax rate to income before income taxes as a result of the following differences:

                                          1997          1996          1995
          Computed "expected"
           federal provision          $ 12,825,000  $ 11,810,000  $ 10,650,000
          State taxes, net of
           federal effect                  930,000     1,100,000     1,077,000
          Adjustment to taxes resulting from:
          Investment tax credit
           amortization                   (590,000)     (580,000)     (600,000)
          Other                           (315,000)     (630,000)     (497,000)

          Actual provision            $ 12,850,000  $ 11,700,000  $ 10,630,000

               Income tax expense components for the years shown are as follows:

                                          1997        1996        1995
          Taxes currently payable
          Included in operating revenue deductions:
           Federal                    $  9,830,000  $  7,500,000  $  8,790,000
           State                           960,000     1,120,000     1,240,000
           Included in "other - net"      (150,000)     (100,000)      210,000

          Deferred taxes
           Depreciation and
            amortization differences     3,210,000     3,283,000     2,670,000
           Loss on reacquired debt        (227,000)     (249,000)      819,000
           Postretirement benefits         159,000       251,000       (75,000)
           Voluntary early
            retirement program                   -             -    (1,675,000)
           Other                          (542,000)     (344,000)     (749,000)
           Asbury five year maintenance    200,000       819,000             -

           Deferred investment tax
            credits, net                  (590,000)     (580,000)     (600,000)

           Total income tax expense   $ 12,850,000  $ 11,700,000  $ 10,630,000

               Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at year end 1997 and 1996 as follows:

                                               Balances as of
                                                December 31,
                                    1997                  1996
                           Deferred    Deferred   Deferred   Deferred
                              Tax        Tax        Tax         Tax
                            Assets    Liabilities    Assets   Liabilities
 Noncurrent
  Depreciation and other
  property related         $ 11,877,84 $ 85,111,843 $ 12,680,128 $ 81,457,659
  Unamortized investment
  tax credits                5,639,749            -    6,379,317            -
  Miscellaneous book/tax
  recognition differences    4,557,129    6,307,532    3,928,687    6,523,218

  Total deferred taxes     $22,074,722 $ 91,419,375 $ 22,988,132 $ 87,980,877

          9.   Iatan Plant

               The Company owns a 12% undivided interest in a coal-fired 670 megawatt generating unit near Weston, Missouri. The Company is entitled to 12% of the available capacity and is obligated for that percentage of costs which are included in corresponding operating expense classifications in the

          Notes to Financial Statements

               Statement of Income. At December 31, 1997 and 1996, the Company's property, plant and equipment accounts include the cost of its ownership interest in the unit of $44,489,000 and $44,281,000, respectively, and accumulated depreciation of $25,418,000 and $23,749,000, respectively.

          10.  Commitments and Contingencies

               The Company's 1998 construction budget is $35,611,000. The Company's three-year construction program for 1998 through 2000 is estimated to be approximately $106,234,000.

               The Company has entered into long-term agreements to purchase capacity and energy, to obtain supplies of coal and to provide natural gas transportation. Under such contracts, the Company incurred purchased power and fuel costs of approximately $55,000,000, $52,000,000 and $52,000,000 in 1997, 1996 and 1995, respectively. Certain of these contracts provide for minimum and maximum annual amounts to be purchased and further provide, in part, for cash settlements to be made when minimum amounts are not purchased. In the event that no purchases of coal, energy and transportation services are made, an event considered unlikely by management, minimum annual cash settlements would approximate $29,000,000 in 1998, $31,000,000 in 1999,
               $33,000,000 in 2000 and $31,000,000 in 2001 and reducing to lesser amounts thereafter through 2012.

          Notes to Financial Statements

          11.  Voluntary early retirement program

               During 1995, the Company offered qualifying employees an enhanced voluntary early retirement program. Of the 52 eligible employees, 49 accepted the program. This program included enhanced pension benefits as well as postemployment medical and life insurance benefits. As a result of the postemployment benefits provided in connection with the enhanced voluntary early retirement program, the Company incurred $4,583,000 in certain one-time costs computed in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106.

          12.  Selected Quarterly Information (Unaudited)

               A summary of operations for the quarterly periods of 1997 and 1996 is as follows:

                                                    Quarters
                                    First      Second       Third      Fourth
                               (dollars in thousands except per share amounts)
  1997:
  Operating revenues            $  47,305   $  45,980   $  68,636   $  53,390
   Operating income                 7,073       6,692      17,375       9,822
   Net income                       3,125       2,649      12,692       5,327
   Net income applicable
    to common stock                 2,521       2,045      12,088       4,723
   Basic and diluted earnings per
    average share of common stock $   .15   $     .12   $     .73   $     .28


                                                       Quarters
                                     First     Second    Third     Fourth
                          (dollars in thousands except per share amounts)

   1996:
   Operating revenues           $  47,640   $  47,606   $  62,736   $  48,001
    Operating income                7,385       6,383      14,724       8,161
    Net income                      3,647       2,851      11,109       4,442
    Net income applicable
     to common stock                3,043       2,247      10,505       3,838
    Basic and diluted earnings per
     average share of common stock$   .20   $     .14   $     .64   $     .23

               The sum of the quarterly earnings per average share of common stock may not equal the earnings per average share of common stock as computed on an annual basis due to rounding.

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

       PART III

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item with respect to directors and directorships and with respect to Section 16(a) Beneficial Ownership Reporting Compliance may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 23, 1998, which is incorporated herein by reference.
            Pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, the information required by this Item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers and Other Officers of the Registrant."


       ITEM 11. EXECUTIVE COMPENSATION

            Information regarding executive compensation may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 23, 1998, which is incorporated herein by reference.


       ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN   BENEFICIAL  OWNERS  AND
       MANAGEMENT


            Information regarding the number of shares of the Company's equity securities beneficially owned by persons who own beneficially more than 5% of the Company's voting securities, by the directors and certain executive officers of the Company and by the directors and executive officers as a group may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 23, 1998, which is incorporated herein by reference. There are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.


       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item with respect to certain relationships and related transactions may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 23, 1998, which is incorporated herein by reference.

       PART IV

       ITEM 14. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM
       8-K

       Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors

       Balance sheets at December 31, 1997 and 1996 ....................   21
       Statements of income for each of the three years in the period
       ended December 31, 1997 .........................................   22
       Statements of common stockholders' equity for each of the three
       years in the period ended December 31, 1997......................   23
       Statements of cash flows for each of the three years in the
       period ended December 31, 1997 ..................................   24
       Notes to financial statements ...................................   25
       Schedule for the years ended December 31, 1997, 1996 and 1995:
        Schedule II - Valuation and qualifying accounts ................   40

       All other schedules are omitted as the required information is either not present, is not present in sufficient amounts, or the information required therein is included in the financial statements or notes thereto.


       List of Exhibits

       (3) (a)  -The  Restated  Articles  of   Incorporation  of  the  Company
                 (Incorporated by reference to Exhibit 4(a) to Form S-3, File No. 33-54539).
           (b) -By-laws of Company as amended January 23, 1992 (Incorporated by reference to Exhibit 3(f) to Annual Report Form 10-K for year ended December 31, 1991, File No. 1-3368).
       (4) (a)  -Indenture  of  Mortgage  and   Deed  of  Trust  dated  as  of
                 September 1, 1944 and First Supplemental Indenture thereto (Incorporated by reference to Exhibits B(1) and B(2) to Form 10, File No. 1-3368).
           (b) -Third Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 2(c) to Form S-7, File No. 2-59924).
           (c) -Sixth through Eighth Supplemental Indentures to Indenture of Mortgage and Deed of Trust (Incorporated by reference to
                 Exhibit 2(c) to Form S-7, File No. 2-59924).
           (d) -Fourteenth Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(f) to Form S-3, File No. 33-56635).
           (f)  -Seventeenth  Supplemental Indenture dated  as of  December 1,
                 1990   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4(j) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-
                 3368).
           (g) -Eighteenth Supplemental Indenture dated as of July 1, 1992 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368).
           (h) -Nineteenth Supplemental Indenture dated as of May 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit (l) to Form S-3, File No. 33-66748).
           (i) -Twentieth Supplemental Indenture dated as of June 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit (m) to Form S-3, File No. 33-66748).
           (j)  -Twenty-First  Supplemental Indenture dated  as of  October 1,
                 1993   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1993, File No. 1-3368).
           (k)  -Twenty-Second Supplemental Indenture dated  as of November 1,
                 1993   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4(k) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
                 3368).
           (l)  -Twenty-Third Supplemental  Indenture dated as of  November 1,
                 1993   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4(l) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
                 3368).
           (m)  -Twenty-Fourth  Supplemental Indenture  dated as  of March  1,
                 1994   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4(m) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
                 3368).
           (n)  -Twenty-Fifth Supplemental  Indenture dated as of  November 1,
                 1994   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4(p) to Form S-3, File No. 33-56635).
           (o)  -Twenty-Sixth  Supplemental  Indenture dated  as  of April  1,
                 1995   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1995, File No. 1-3368).
           (p)  -Twenty-Seventh  Supplemental Indenture  dated as  of June  1,
                 1995   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1995, File No. 1-3368).
           (q)  -Twenty-Eighth Supplemental Indenture dated  as of December 1,
                 1996   to  Indenture   of   Mortgage  and   Deed  of   Trust
                 (Incorporated by reference to Exhibit 4 to Annual Report on Form 10-K for year ended December 31, 1996, File No. 1-
                 3368).
           (r)  -Rights  Agreement  dated  July   26,  1990  (Incorporated  by
                 reference to Exhibit 4(a) to Form 8-K, dated July 26, 1990, File No. 1-3368).
           (s) -Amendment to Rights Agreement dated July 26, 1990 between the Company and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Rights Agent (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
       (10) (a) -1986   Stock  Incentive  Plan   as  amended  July   23,  1992
                 (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368). **
            (b) -1996  Stock  Incentive  Plan  (Incorporated by  reference  to
                 Exhibit 4.1 to Form S-8, File No. 33-64639).**
            (c) -Management  Incentive Plan  (A  description of  this Plan  is incorporated by reference to page 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders held April 27, 1989). **
            (d) -Deferred  Compensation Plan  for  Directors (Incorporated  by
                 reference to Exhibit 10(d) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-3368). **
            (e) -The  Empire  District  Electric  Company  Change  in  Control
                 Severance Pay Plan and Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368). **
            (f) -Amendment to  The Empire District Electric  Company Change in
                 Control Severance Pay Plan and revised Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1996, File No. 1-3368). **
            (g) -The Empire  District Electric Company  Supplemental Executive
                 Retirement Plan. (Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for year ended December 31, 1994, File No. 1-3368). **
       (12) -Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.*
       (23)     -Consent of Price Waterhouse.*
       (24)     -Powers of Attorney.*
       (27)     -Financial Data Schedule for December 31, 1997.

       **This exhibit is a compensatory plan or arrangement as contemplated by
       Item 14(a)(3) of Form 10-K.
       *Filed herewith.


       Reports on Form 8-K

              No reports on Form 8-K were filed during the fourth quarter of 1997.

       SCHEDULE II
       Valuation and Qualifying Accounts


       Years ended December 31, 1997, 1996 and 1995

                 Balance                  Additions          Deductions from          Balance
                   at                  Charged to Other      reserve                  at
                beginning   Charged    Accounts                                       close of
                of period   to income  Description  Amount   Description   Amount     period
Year ended
 December 31, 1997:
 Reserve deducted
 from assets:
  Accumulated provision                Recovery of           Accounts
   for uncollectible                   amounts previously    written
   accounts    $ 265,390    $ 486,000  written off $ 332,632 off           $  805,281  $  278,741

  Reserve not shown separately
   in balance sheet:                   Property, plant &
   Injuries and                        equipment and         Claims and
    damages reserve                    clearing              expenses
    (Note A)   $1,300,917   $ 484,541  accounts    $ 472,107               $  945,570  $1,311,995

 Year ended December 31, 1996:
  Reserve  deducted from assets:       Recovery of
   Accumulated provision               amounts               Accounts
    for uncollectible                  previously            written
    accounts   $  257,861   $ 558,458  written off $ 459,159 off           $1,010,088  $  265,390

  Reserve not shown separately
   in balance sheet:                   Property,plant &
   Injuries and damages                equipment             Claims
    reserve                            and clearing          and
    (Note A)   $1,263,050   $ 508,280  accounts    $ 446,212 expenses      $  916,625  $1,300,917
 Year ended December 31, 1995:
  Reserve  deducted from assets:
   Accumulated provision               Recovery of           Accounts
    for uncollectible                  amounts previously    written
    accounts   $  248,452   $ 409,600  written off $ 267,528 off           $ 667,719   $  257,861

  Reserve not shown separately
   in balance sheet:                   Property, plant &
   Injuries and damages                equipment and         Claims
    reserve                            clearing              and
   (Note A)    $1,068,607   $ 640,941  accounts    $ 627,970 expenses      $1,074,468 $1,263,050

<footnote>
       NOTE A: This reserve is provided for workers' compensation, certain postemployment benefits and public liability damages. The Company at December 31, 1997 carried insurance for workers' compensation claims in excess of $250,000 and for public liability claims in excess of $300,000. The injuries and damages reserve is included on the Balance Sheet in the section "Noncurrent liabilities and deferred credits" in the category "Other".

                                     SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE   EMPIRE    DISTRICT   ELECTRIC
                                          COMPANY

                                                     M. W. MCKINNEY
                                               -------------------------
                                               M. W. McKinney, President

       Date:  March 16, 1998

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


               M.W. McKinney
       --------------------------------------                   Date
       M. W. McKinney, President and Director
        (Principal Executive Officer)

               R.B. Fancher
       -------------------------------------
       R. B. Fancher, Vice President-Finance
        (Principal Financial Officer)

               G.A. Knapp
       -------------------------------------
       G. A. Knapp, Controller and Assistant Treasurer
       (Principal Accounting Officer)

               V.E. Brill
       -------------------------------------
       V. E. Brill, Vice President-Energy Supply and Director

               M.F. Chubb, Jr.
         -------------------------
         M. F. Chubb, Jr., Director

               R.D. Hammons
           -----------------------
           R. D. Hammons, Director

               R.C. Hartley
           -----------------------                       March  16, 1998
           R. C. Hartley, Director

               J.R. Herschend
          ------------------------
          J. R. Herschend, Director

                F.E. Jeffries
          ------------------------
          F. E. Jeffries, Director

                 R.E. Mayes
            ---------------------
            R. E. Mayes, Director

                 R.L. Lamb
            --------------------
            R. L. Lamb, Director

                 M.M. Posner
           ----------------------
           M. M. Posner, Director


                 R.B. Fancher
           -----------------------
       (R. B. Fancher, As attorney in fact for
       each of the persons indicated)