Form 10-Q
period 1998-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 1998-05-12
CIK 32689

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549


				  FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
	For the quarterly period ended March 31, 1998 or

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





	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___



	Common stock outstanding as of April 30, 1998: 16,845,833 shares.

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

Part II- Other Information:

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

			PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)

                                     							      Three Months Ended
                                     							           March 31,
                              			       	    1998                 1997
Operating revenues:
	Electric  				                         $	51,146,349       $  47,056,481
	Water						                                 241,891	            248,286

                                   							51,388,240 	        47,304,767
Operating revenue deductions:
	Operating expenses:
		Fuel					                                6,151,704 	         6,781,084
		Purchased power 		                     	14,485,249 	        12,578,852
		Other 					                              7,398,425 	         7,910,516
	Total operating expenses 		              28,035,378 	        27,270,452

	Maintenance and repairs 			               4,078,515 	         3,032,191
	Depreciation and amortization 			         6,167,602 	         5,556,021
	Provision for income taxes 			            1,954,840 	         1,515,833
	Other taxes 					                         3,092,132           2,856,839

                                   							43,328,467 	        40,231,336

Operating income 					                     8,059,773 	         7,073,431
Other income and deductions:
	Allowance for equity funds used during
  	 construction 						                            - 		                -
	Interest income 				                         25,267 		           23,816
	Other - net 					                          (196,650) 	         (121,464)
                                   							  (171,383)	           (97,648)
Income before interest charges 				        7,888,390 	         6,975,783
Interest charges:
	First mortgage bonds 				                 4,145,292 	         4,148,202
	Commercial paper 				                       396,916 	           121,900
	Allowance for borrowed funds used during
	construction 					                          (73,205) 	         (511,909)
	Other 						                                 78,889 	           	92,774
							                                    4,547,892 	         3,850,967
Net income 						                          3,340,498 	         3,124,816
Preferred stock dividend requirements			     604,085     	       604,085
Net income applicable to common stock    $ 2,736,413       $   2,520,731

Weighted average number of common shares 	16,794,641          16,457,197
outstanding

Basic and diluted earnings per weighted average share of
common stock						                           $  0.16	           $  0.15

Dividends per share of common stock     		   $  0.32	           $  0.32

See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)
                                  							       Twelve Months Ended
							                                              March 31,
							                                    1998	                 	1997
Operating revenues:
  Electric  					                    $  218,396,467         $  204,607,553
  Water							                              997,850	             1,041,109
                               							  219,394,317      	     205,648,662

Operating revenue deductions:
  Operating expenses:
	Fuel 						                             35,481,195      	      31,715,702
	Purchased power 				                    49,039,282 	           48,869,956
	Other 						                            30,134,395 	           30,484,532
  Total operating expenses 				         114,654,872            111,070,190

  Maintenance and repairs   	      			   13,889,831 	           13,941,625
  Depreciation and amortization  		  	   24,006,872             21,863,118
  Provision for income taxes 				        13,439,007 	           11,320,223
  Other taxes 	 					                    11,455,023 	           11,112,308
							                                 177,445,605 	          169,307,464

Operating income  					                  41,948,712 	           36,341,198
Other income and deductions:
  Allowance for equity funds used
  during construction                       150,475 		             395,795
  Interest income 					                     132,136 		             155,335
  Other - net 						                       (528,264) 		           (350,793)
							                                    (245,653) 		            200,337
Income before interest charges 				      41,703,059 	           36,541,535
Interest charges:
  First mortgage bonds 					             16,590,133 	           15,334,029
  Commercial paper 					                  1,418,270 	    	         620,279
  Allowance for borrowed funds used
  during construction                      (636,761)            (1,250,964)
  Other 						                              322,756 		             310,836
                               							   17,694,398 	           15,014,180
Net income 						                        24,008,661 	           21,527,355
Preferred stock dividend requirements 		  2,416,340 	            2,416,340
Net income applicable to common stock $  21,592,321 	        $  19,111,015

Weighted average number of common
shares outstanding 	                     16,682,474 	           16,318,551

Basic and diluted earnings per weighted average share of
common stock 						                         $	 1.29 	              $  1.17

Dividends per share of common stock         $  1.28                $  1.28

See accompanying Notes to Financial Statements.

BALANCE SHEET
                                							      March 31,
							                                       1998           December 31,
					    	                                (Unaudited)	  	        1997
ASSETS
 Utility plant, at original cost:
 	Electric     				                     $  802,059,326     $  795,880,240
	 Water 						                               5,951,782 		       5,824,165
	 Construction work in progress 			         11,062,210 	       	8,114,680
							                                    819,073,318 	      809,819,085
	 Accumulated depreciation 			             269,511,906	       262,834,707
							                                    549,561,412 	      546,984,378
 Current assets:
	 Cash and cash equivalents          			     3,059,641        		2,545,282
	 Accounts receivable - trade, net 		       13,513,372         13,270,329
	 Accrued unbilled revenues 			              3,951,492 	       	6,047,739
	 Accounts receivable - other 			            2,229,325 	       	1,552,998
	 Fuel, materials and supplies 			          16,528,437 	       13,215,068
	 Prepaid expenses 				                        731,271 	        1,001,468
							                                     40,013,538	        37,632,884
 Deferred charges:
	 Regulatory assets  			                    37,098,662 	       37,472,225
  Unamortized debt issuance costs 	          3,305,629          3,374,780
  Other 						                               1,098,445 		       1,000,700
							                                     41,502,736 	       41,847,705
   	  Total Assets 			                		$  631,077,686      $  26,464,967

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value, 16,837,648 and
  16,776,654 shares issued and outstanding,
  respectively      				               	$   16,837,648 	    $  16,776,654
 Capital in excess of par value 			        152,124,964 	      150,784,239
 Retained earnings (Note 2) 				            48,837,659         51,472,897
	   Total common stockholders' equity      217,800,271 	      219,033,790
 Preferred stock  			 		                    32,901,800         32,901,800
 Long-term debt   				 	                   196,388,507 	      196,384,541
							                                    447,090,578 	      448,320,131
 Current liabilities:
	 Accounts payable and accrued liabilities  14,571,954 	       14,862,581
	 Commercial paper 		                 		    28,000,000 	       28,000,000
	 Customer deposits 		                		     3,228,188 	       	3,140,621
	 Interest accrued 		                 		     6,082,118 	       	3,509,680
	 Taxes accrued, including income taxes 	    4,489,731 	       	  817,045
  Current maturities of long-term debt 	    23,000,000         23,000,000
							                                     79,371,991 	       73,329,927
 Noncurrent liabilities and deferred credits:
	 Regulatory liability 				                 17,249,191 	       17,540,757
	 Deferred income taxes             				    69,811,643 	       69,344,653
	 Unamortized investment tax credits 		      8,899,660          8,971,000
	 Postretirement benefits other than pensions4,416,934 	       	4,463,488
	 Other 						                               4,237,689 	       	4,495,011
							                                    104,615,117 	      104,814,909
		 Total Capitalization and Liabilities $  631,077,686     $  626,464,967

See accompanying Notes to Financial Statements

STATEMENT OF CASH FLOWS (UNAUDITED)
                               								          Three Months Ended
								                                              March 31,
							                                         1998         		 1997
Operating activities:
  Net income  				                        		$    3,340,498 	   $	3,124,816
  Adjustments to reconcile net income to cash flows:
 	 Depreciation and amortization         			     6,990,595     		6,284,845
	  Pension income 					                           (285,000)       (237,501)
	  Deferred income taxes, net 			                  202,608 	       209,945
	  Investment tax credit, net            			       (71,340)        (62,090)
	  Allowance for equity funds used during construction   -               -
	  Issuance of common stock for 401(k) plan 	      178,618 	       176,738
	  Other                              						        54,247 	    	   35,826
	  Cash flows impacted by changes in:
    Accounts receivable and accrued unbilled
    revenues                                     1,176,876       3,790,070
    Fuel, materials and supplies                (3,313,369)        354,557
    Prepaid expenses and deferred charges          115,116         (75,420)
  	 Accounts payable and accrued liabilities      (290,627)     (2,468,161)
  	 Customer deposits, interest and taxes accrued6,332,691       6,098,626
  	 Other liabilities and other deferred credits   (18,876)     	  436,741

Net cash provided by operating activities       14,412,037      17,668,992

Investing activities:
 	Construction expenditures                     (9,145,043)    (15,734,205)
	 Allowance for equity funds used during construction 	  - 	             -

Net cash used in investing activities           (9,145,043)    (15,734,205)

Financing activities:
 	Proceeds from issuance of common stock	        1,223,101     		1,327,233
	 Dividends 					                               (5,975,736)	    (5,867,544)
	 Payment of debt issue costs		                			                 (11,991)
	 Net proceeds from short-term borrowings				                   	3,500,000

Net cash used in financing activities           (4,752,635)     (1,052,302)

Net increase (decrease) in cash and cash
 equivalents                                       514,359         882,485

Cash and cash equivalents at beginning of period 2,545,282	      2,246,136

Cash and cash equivalents at end of period  $    3,059,641    $  3,128,621

See accompanying Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies

 	The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 1997.
	 The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in the opinion of the Company necessary to present fairly the results for the interim periods presented.

Note 2 - Retained Earnings

                                                     								First Quarter
								                                                         1998
 Balance at January 1, 1998				                           	     51,472,897
  Changes January 1 through March 31:
	  Net Income   	                                      					     3,340,498
	  Quarterly cash dividends on common stock:
	  - $0.32 per share					                                       (5,371,651)
	  Quarterly cash dividends on preferred stock:
 	  8-1/8% cumulative - $0.203125 per share                       (507,813)
  	 5% cumulative - $0.125 per share			                            (48,772)
	   4-3/4% cumulative - $0.11875 per share  	                      (47,500)

	Total changes January 1 through March 31 	                     (2,635,238)

	Balance at March 31, 1998                                $	    48,837,659

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

    	The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 1998, compared to the same periods ended March 31, 1997.

Operating Revenues and Kilowatt-Hour Sales

    	Of the Company's total electric operating revenues during the first quarter of 1998, approximately 45% were from residential customers, 28% from commercial customers, 17% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                           		Kwh Sales 	                   Revenue
				                                   Twelve 	                     Twelve
			                   First            Months       First           Months
		                   Quarter            Ended      Quarter           Ended
Residential             1.7%             1.3%         9.3%            6.2%
Commercial              1.9              2.6          7.8             7.1
Industrial              1.5              1.5         10.3             6.9
Wholesale On-System     7.5              5.3         10.2             5.0
     Total System       2.0              2.0          9.3             6.8

		Residential and commercial Kwh sales and revenues were up during the first quarter of 1998 compared to the first quarter of 1997 despite mild temperatures during the first two months of 1998. Although heating degree days were virtually level with the same period last year, increases of 1.8%
in the average number of residential customers served and 2.5% in the average number of commercial customers served compared to a year ago contributed to the increased Kwh sales and revenues.  Revenues increased more than the corresponding increase in Kwh sales due to annual rate increases of $10,589,364 (6.43%) and $3,000,000 (1.7%) granted by the
Missouri Public Service Commission effective July 28, 1997, and September
19, 1997, respectively. The combined increases granted in 1997 equaled
$13,589,634 (8.25%).
		Industrial Kwh sales and revenues were also up during the first quarter of 1998 when  compared to the same period last year due to continuing increases in business activity throughout the Company's service territory.  Industrial revenues were also positively impacted by the 1997
Missouri rate increases.
		On-system wholesale Kwh sales and revenues were up during the first quarter of 1998 as well as for the twelve months ended March 31, 1998, due to continued economic growth in the communities served.  Revenues for the first quarter of 1998 increased more than the corresponding Kwh sales while revenues for the twelve months ended March 31, 1998, increased less than the corresponding Kwh sales.  These variations result from operation of the fuel adjustment clause applicable to these FERC regulated sales.

	For the twelve months ended March 31, 1998, Kwh sales to and revenue from the Company's on-system customers were up over the year earlier period. This increase reflected the warmer summer temperatures during the third quarter of 1997. Although these third quarter summer temperatures were cooler than normal, they were warmer than those experienced during the summer of 1996. Revenues for the twelve months ended March 31, 1998 also reflect nine months of the Missouri rate increases.
	The Company filed an application on February 19, 1998, to increase rates in Arkansas by $618,497 annually. An agreement has been reached to stipulate an increase of $358,849. The agreement is subject to the approval of the Arkansas Public Service Commission. A public hearing on this application has been set for June 1998. Any increase relating to this filing is not expected to have a material effect on operating results for 1998.

Off-System Transactions

	In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During the first quarter of 1998, income from such off-system transactions exceeded related expenses by approximately $0.4 million, compared with approximately $0.5 million during the first quarter of 1997. For the twelve months ended March 31, 1998 and March 31, 1997, income from such off-system transactions exceeded related expenses by approximately $2.0 million annually.

Operating Revenue Deductions

	During the first quarter of 1998, total operating expenses increased approximately $0.8 million (2.9%) compared with the same period last year. Purchased power costs were up approximately $1.9 million (15.2%) during the period, primarily due to increased purchases of replacement energy needed during an outage at the Asbury Plant initially caused by a generator winding problem in late January.  The outage was extended to perform planned spring maintenance originally scheduled for the second quarter.
The Asbury Plant returned to service in early March.
	Total fuel costs were down approximately $0.6 million (9.3%) during the first quarter of 1998, reflecting primarily a decrease of approximately 151 million Kwh (27.0%) in fuel-generated kilowatt-hours by the Company's plants due largely to the Asbury Plant outage.
	Other operating expenses decreased approximately $0.5 million (6.5%) during the period, due primarily to lower general and administrative costs. Maintenance and repair expense increased approximately $1.0 million (34.5%) during the quarter, primarily due to the increased expenses associated with the Asbury maintenance outage.
	Depreciation and amortization expenses increased approximately $0.6 million (11.0%) during the quarter due to increased levels of plant and equipment placed in service, primarily Unit No. 2 at the State Line Plant in June 1997. Total income taxes increased during the first quarter of 1998 due primarily to higher taxable income during the current period. Other taxes were up approximately $0.2 million (8.2%) during the quarter largely as a result of increased franchise taxes relating to higher revenues.
	During the twelve months ended March 31, 1998, total operating expenses were up approximately $3.6 million (3.3%) compared to the year ago period. Total purchased power costs were up approximately $0.2 million (0.4%), primarily due to increased purchases of replacement energy needed
during the Asbury Plant outage.  	Total fuel costs were up approximately

$3.8 million (11.9%) during the twelve month period due primarily to greater availability of the Company owned generating facilities. Unit No.
2 at the State Line Plant began commercial operation on June 18, 1997, and the Asbury Plant set a Company record by running continuously for 170 days during the second and third quarters of 1997.
	Other operating expenses decreased approximately $0.4 million (1.2%) during the twelve months ended March 31, 1998, compared to the same period last year due primarily to lower general and administrative costs.
	Maintenance and repair expenses during the twelve months ended March 31, 1998 were virtually level with these expenses for the prior period. Depreciation and amortization expense increased approximately $2.1 million (9.8%) due to increased levels of plant and equipment placed in service. Total provision for income taxes increased $2.1 million (18.7%) due to higher taxable income during the current period.

Nonoperating Items

	Total allowance for funds used during construction decreased significantly during both current year periods as compared to the same periods last year, reflecting lower levels of construction work in progress, particularly due to the completion of Unit No. 2 at the Company's State Line Plant in June 1997.
	Although interest income decreased slightly during the twelve months ended March 31, 1998, it increased slightly during the first quarter of 1998, reflecting more cash available for investment particularly due to decreased levels of construction and higher revenues associated with the 1997 Missouri rate increase. Interest charges on first mortgage bonds were significantly higher during the current twelve-month period because of the issuance of $25.0 million of the Company's First Mortgage Bonds in December, 1996. Commercial paper interest increased during both periods due to increased usage of short-term debt to finance the Company's construction program.

Earnings

	For the first quarter of 1998, earnings per share of common stock were $0.16 compared to $0.15 during the first quarter of 1997. Earnings per share were up primarily due to increased revenues resulting from the 1997 rate increases granted by the Missouri Public Service Commission.
	Earnings per common share for the twelve months ended March 31, 1998, were $1.29 compared to $1.17 for the twelve months ended a year earlier. Increased revenues resulted primarily from the warm summer temperatures in the third quarter of 1997 and the 1997 Missouri rate increases.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's construction-related expenditures totaled $9.1 million during the first quarter of 1998, compared to $15.7 million for the same period in 1997. Approximately $4.3 million during the first quarter of 1998 was related to additions to the Company's distribution system to meet projected increases in customer demand and approximately $0.7 million of the first quarter's construction expenditures was related to the Company's investment in fiber optics cable and equipment which the Company plans to utilize and to lease to other entities. The large decrease in construction expenditures for 1998 is mainly due to the completion of Unit No. 2 at the State Line Power Plant, which was placed in service June 18, 1997. During the first quarter of 1998, approximately 92% of construction expenditures and other funds requirements were satisfied internally from operations.
The remainder was provided from the issuance of commercial paper, and from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan.
	The Company's construction expenditures are expected to total approximately $35.6 million in 1998, including approximately $19.1 million for additions to the Company's distribution system to meet projected increases in customer demand.
	On April 28, 1998, the Company sold to the public in an underwritten offering $50 million aggregate principal amount of its First Mortgage
Bonds, 6.50% Series due 2010. The net proceeds from this sale were added to the Company's general funds and were used to repay $23 million of the Company's First Mortgage Bonds, 5.70% Series due May 1, 1998 and to repay short-term indebtedness, including indebtedness incurred in connection with the Company's construction program.
	The Company currently estimates that internally generated funds will provide all of the funds required for the remainder of its 1998 construction expenditures. In the past, the Company has utilized short-term debt to finance any additional amounts needed for such construction and repaid such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

FORWARD LOOKING STATEMENTS

	Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of company-owned generation, purchased power and fuel; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief; competition; and other circumstances affecting anticipated rates, revenues and costs.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of Common Stockholders was held on April 23, 1998.

(b)	The following persons were re-elected Directors of the Company to
	serve until the 2001 Annual Meeting of Stockholders:

		V. E. Brill  (12,083,593 votes for; 109,772 withheld authority).
		R. C. Hartley (12,074,444 votes for; 118,921 withheld authority).
		F.  E. Jeffries (12,085,334 votes for; 108,031 withheld authority).

	The term of office as Director of the following other Directors continued after the meeting: M. F. Chubb, Jr., R. D. Hammons, J. R. Herschend, R. L. Lamb, R. E. Mayes, M. W. McKinney, and M. M. Posner.


Item 5.  Other Information.

	At March 31, 1998, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 3.02x and 2.51x, respectively. See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	(4) Twenty-Ninth Supplemental Indenture dated as of April 1, 1998 to Indenture of Mortgage and Deed of Trust.

	(12) Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

	(27)  Financial Data Schedule for March 31, 1998

(b)	In a current report dated April 23, 1998, the Company filed, under
	Item 5. "Other Events," a press release announcing the Company's earnings for the first quarter of 1998 and for the twelve month period ended March 31, 1998.

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

May 12, 1998