Form 10-Q
period 1998-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 1998-08-07
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998 or

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



 Common stock outstanding as of August 1, 1998:  16,961,537 shares.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk 13

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

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF INCOME (UNAUDITED)
                                                  Three Months Ended
                                                       June 30,
                                                 1998            1997
Operating revenues:
 Electric                                   $ 56,011,199     $ 45,718,191
 Water                                           257,951          261,817
                                              56,269,150       45,980,008
Operating revenue deductions:
 Operating expenses:
  Fuel                                        10,142,344        7,902,616
  Purchased power                             11,038,856       10,607,906
  Other                                        7,667,021        7,573,259
 Total operating expenses                     28,848,221       26,083,781

 Maintenance and repairs                       3,560,677        3,474,208
 Depreciation and amortization                 6,218,930        5,698,791
 Provision for income taxes                    3,643,050        1,334,810
 Other taxes                                   2,966,212        2,696,233
                                              45,237,090       39,287,823

Operating income                              11,032,060        6,692,185
Other income and deductions:
  Allowance for equity funds used                      -                -
during construction
  Interest income                                 26,116           26,682
  Other - net                                   (152,302)         (46,542)
                                                (126,186)         (19,860)
Income before interest charges                10,905,874        6,672,325
Interest charges:
  Long-term debt                               4,491,564        4,147,608
  Commercial paper                               190,203          262,304
  Allowance for borrowed funds used              (88,845)        (480,346)
during construction
  Other                                          101,836           93,858
                                               4,694,758        4,023,424
Net income                                     6,211,116        2,648,901
Preferred stock dividend requirements            604,085          604,085
Net income applicable to common stock       $  5,607,031     $  2,044,816

Weighted average number of common             16,873,265       16,547,939
shares outstanding

Basic and diluted earnings per
weighted average share of common stock      $       0.33     $       0.12

Dividends per share of common stock         $       0.32     $       0.32


See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                                   Six Months Ended
                                                       June 30,
                                                1998             1997
Operating revenues:
 Electric                                  $ 107,157,548    $  92,774,672
 Water                                           499,842          510,103
                                             107,657,390       93,284,775
Operating revenue deductions:
 Operating expenses:
  Fuel                                        16,294,048       14,683,700
  Purchased power                             25,524,105       23,186,758
  Other                                       15,065,446       15,483,775
 Total operating expenses                     56,883,599       53,354,233

 Maintenance and repairs                       7,639,192        6,506,399
 Depreciation and amortization                12,386,532       11,254,812
 Provision for income taxes                    5,597,890        2,850,643
 Other taxes                                   6,058,344        5,553,072
                                              88,565,557       79,519,159

Operating income                              19,091,833       13,765,616
Other income and deductions:
 Allowance for equity funds used                       -                -
during construction
 Interest income                                  51,383           50,497
 Other - net                                    (348,952)        (168,005)
                                                (297,569)        (117,508)
Income before interest charges                18,794,264       13,648,108
Interest charges:
 Long-term debt                                8,636,856        8,295,810
 Commercial paper                                587,119          384,204
 Allowance for borrowed funds used              (162,050)        (992,255)
during construction
 Other                                           180,725          186,632
                                               9,242,650        7,874,391
Net income                                     9,551,614        5,773,717
Preferred stock dividend requirements          1,208,170        1,208,170
Net income applicable to common stock     $    8,343,444    $   4,565,547

Weighted average number of common             16,834,170       16,502,819
shares outstanding

Basic and diluted earnings per
weighted average share of common stock    $         0.50    $        0.28

Dividends per share of common stock       $         0.64    $        0.64


See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                                Twelve Months Ended
                                                     June 30,
                                               1998             1997
Operating revenues:
 Electric                                  $ 228,689,475    $ 202,977,756
 Water                                           993,983        1,044,612
                                             229,683,458      204,022,368
Operating revenue deductions:
 Operating expenses:
  Fuel                                        37,720,923       32,347,636
  Purchased power                             49,470,232       46,783,486
  Other
                                              30,228,157       30,855,259
 Total operating expenses                    117,419,312      109,986,381

 Maintenance and repairs                      13,976,300       13,036,622
 Depreciation and amortization                24,527,011       22,204,928
 Provision for income taxes                   15,747,247       11,156,983
 Other taxes                                  11,725,002       10,987,416
                                             183,394,872      167,372,330

Operating income                              46,288,586       36,650,038
Other income and deductions:
 Allowance for equity funds used                 150,524          233,092
 during construction
 Interest income                                 131,571          135,154
 Other - net                                    (634,073)        (349,836)
                                                (351,978)          18,410
Income before interest charges                45,936,608       36,668,448
Interest charges:
 Long-term debt                               16,934,088       15,785,900
 Commercial paper                              1,346,170          823,135
 Allowance for borrowed funds used              (245,260)      (1,587,793)
 during construction
 Other                                           330,734          321,905
                                              18,365,732       15,343,147
Net income                                    27,570,876       21,325,301
Preferred stock dividend requirements          2,416,340        2,416,340
Net income applicable to common stock      $  25,154,536    $  18,908,961

Weighted average number of common             16,763,583       16,425,425
shares outstanding

Basic and diluted Diluted earnings per     $        1.50    $        1.15
weighted average share of common stock

Dividends per share of common stock        $        1.28    $        1.28


See accompanying Notes to Financial Statements.

BALANCE SHEETS
                                              June 30,
                                                1998         December 31,
                                            (Unaudited)          1997
ASSETS
 Utility plant, at original cost:
  Electric                                 $ 810,702,599    $ 795,880,240
  Water                                        6,035,670        5,824,165
  Construction work in progress               12,613,848        8,114,680
                                             829,352,117      809,819,085
  Accumulated depreciation                   275,555,758      262,834,707
                                             553,796,359      546,984,378
 Current assets:
  Cash and cash equivalents                    1,685,371        2,545,282
  Accounts receivable - trade, net            15,301,035       13,270,329
  Accrued unbilled revenues                    7,502,939        6,047,739
  Accounts receivable - other                  3,050,852        1,552,998
  Fuel, materials and supplies                16,315,123       13,215,068
  Prepaid expenses                               871,212        1,001,468
                                              44,726,532       37,632,884
 Deferred charges:
  Regulatory assets                           36,734,281       37,472,225
  Unamortized debt expenses                    3,720,173        3,374,780
  Other                                          919,649        1,000,700
                                              41,374,103       41,847,705
   Total Assets                            $ 639,896,994    $ 626,464,967

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
 16,951,595 and 16,776,654 shares
 issued and outstanding, Respectively      $  16,951,595    $  16,776,654
 Capital in excess of par value              153,480,392      150,784,239
 Retained earnings (Note 2)                   49,036,816       51,472,897
   Total common stockholders' equity         219,468,803      219,033,790
 Preferred stock                              32,901,800       32,901,800
 Long-term debt                              246,071,306      196,384,541
                                             498,441,909      448,320,131
 Current liabilities:
  Accounts payable and accrued                14,972,823       14,862,581
liabilities
  Commercial paper                             8,500,000       28,000,000
  Customer deposits                            3,315,130        3,140,621
  Interest accrued                             3,966,322        3,509,680
  Taxes accrued, including income taxes        6,025,915          817,045
  Current maturities - first mortgage bonds            -       23,000,000
                                             369,780,190       73,329,927
 Noncurrent liabilities and deferred credits:
  Regulatory liability                        16,957,625       17,540,757
  Deferred income taxes                       70,408,881       69,344,653
  Unamortized investment tax credits           8,782,440        8,971,000
  Postretirement benefits other than           4,427,866        4,463,488
  pensions
  Other                                        4,098,083        4,495,011
                                             104,674,895      104,814,909
   Total Capitalization and Liabilities    $ 639,896,994    $ 626,464,967


See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  Six Months Ended
                                                      June 30,
                                               1998              1997
Operating activities:
 Net income                                $   9,551,614    $   5,773,717
 Adjustments to reconcile net income
 to cash flows:
  Depreciation and amortization               14,036,835       12,765,688
  Pension income                                (570,000)        (362,600)
  Deferred income taxes - net                    535,464          458,423
  Investment tax credit - net                   (188,560)        (122,440)
  Allowance for equity funds used                      -                -
  during construction
  Issuance of common stock for 401(k) plan       339,378          323,761
  Other                                           66,958           35,876
  Cash flows impacted by changes in:
   Receivables and accrued unbilled           (4,983,761)       2,555,378
   revenues
   Fuel, materials and supplies               (3,100,055)        (806,097)
   Prepaid expenses and deferred charges         138,170       (1,127,756)
   Accounts payable and accrued liabilities      110,242       (3,287,533)
   Customer deposits, interest and             5,840,021        4,726,569
   taxes accrued
   Other liabilities and deferred credits        137,450          104,488

Net cash provided by operating                21,913,756       21,037,474
activities

Investing activities:
  Construction expenditures                  (20,007,623)     (38,030,129)
  Allowance for equity funds used                      -                -
  during construction

Net cash used in investing activities        (20,007,623)     (38,030,129)

Financing activities:
     Proceeds from issuance of first          49,672,000                -
     mortgage bonds
     Proceeds from issuance of common stock    2,531,716        2,625,085
     Dividends                               (11,987,695)     (11,774,499)
  Repayment of first mortgage bonds          (23,000,000)        (102,000)
  Payment of debt issue costs                   (482,065)         (17,938)
  Net issuances (repayments) from
  short-term borrowings                      (19,500,000)      26,500,000

Net cash provided by (used in)                (2,766,044)      17,230,648
financing activities

Net increase (decrease) in cash and             (859,911)         237,993
cash equivalents

Cash and cash equivalents at beginning         2,545,282        2,246,136
of period

Cash and cash equivalents at end of        $   1,685,371    $   2,484,129
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


Note 2 - Retained Earnings

 Balance at January 1, 1998                                  $  51,472,897
  Changes January 1 through March 31:
   Net Income                                                    3,340,498
  Quarterly cash dividends on common stock:
   $0.32 per share                                              (5,371,651)
  Quarterly cash dividends on preferred stock:
   8-1/8% cumulative - $0.203125 per share                        (507,813)
   5% cumulative - $0.125 per share                                (48,772)
   4-3/4% cumulative - $0.11875 per share                          (47,500)
 Total changes January 1 through March 31                       (2,635,238)

 Balance April 1, 1998                                          48,837,659
  Changes April 1 through June 30:
   Net Income                                                    6,211,116
  Quarterly cash dividends on common stock:
   $0.32 per share                                              (5,407,874)
  Quarterly cash dividends on preferred stock:
   8-1/8% cumulative - $0.203125 per share                        (507,812)
   5% cumulative - $0.125 per share                                (48,773)
   4-3/4% cumulative - $0.11875 per share                          (47,500)
 Total changes April 1 through June 30                             199,157

 Balance June 30, 1998                                       $  49,036,816

Item 2.   Management's  Discussion and Analysis  of  Financial
          Condition and Results of Operations


RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 1998, compared to the same periods ended June 30, 1997.

Operating Revenues and Kilowatt-Hour Sales

     Of the Company's total electric operating revenues during the second quarter of 1998, approximately 39% were from residential customers, 31% from commercial customers, 18% from industrial customers, 5% from wholesale on-system customers and 4% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                             Operating
                       Kwh Sales             Revenues
                           Six   Twelve          Six   Twelve
                 Second  Months  Months Second  Months  Months
                 Quarter  Ended  Ended  Quarter Ended   Ended
 Residential     21.2%    9.7%    7.1%     26.1%   16.9%    12.9%
 Commercial      11.7     6.9     6.2      18.9    13.6     12.3
 Industrial       1.7     1.6     1.4      11.4    10.9      9.6
 Wholesale On-   15.7    11.6     8.5      20.7    15.5     11.2
 System
  Total System   11.9     6.7     5.4      20.3    14.7     12.2

      Above-average temperatures in the Company's service territory during the second quarter of 1998 resulted in increases in both residential and commercial Kwh sales and revenue compared to the same period of 1997, when temperatures were unusually mild. Revenues were also helped by the annual rate increases of $10,589,364 (6.43%) and $3,000,000 (1.7%)
granted by the Missouri Public Service Commission effective July 28, 1997, and September 19, 1997, respectively. The combined increases granted in 1997 equaled $13,589,634 (8.25%). Customer growth during the first half of 1998 has been at virtually the same rate as that experienced during the same period of 1997.
      Industrial Kwh sales and related revenues, which are not particularly weather-sensitive, were positively affected during the second quarter of 1998 by continuing increases in business activity throughout the Company's service territory as well as by the 1997 Missouri rate increases.
     On-system wholesale Kwh sales increased during the second quarter of 1998 reflecting the weather conditions and continuing increases in business activity discussed above. Revenues associated with those sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.
      For the six and twelve months ended June 30, 1998, Kwh sales to and operating revenues from the Company's residential and commercial customers increased, reflecting the warmer temperatures experienced during the second quarter of 1998, as well as the Missouri rate increases discussed above. Industrial sales continued to grow due to strong business activity in the Company's service territory.
        The Company filed an application on February 19, 1998, to increase rates in Arkansas by $618,497 annually. An agreement was reached to stipulate an increase of $358,848. A public hearing on this application was held June 16, 1998, and the Company received an order from the Arkansas Public Service Commission on July 21, 1998, approving the rate increase. As a result, the Company is currently in the process of filing revised tariffs with the Arkansas Commission.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities to the extent it is available, and provides transmission service through its system for transactions between other energy suppliers. For the second quarter of 1998, income from such off-system transactions exceeded related expenses by approximately $0.8 million, compared with approximately $0.5 million during the second quarter of 1997. For the six months ended June 30, 1998, revenues from such off-system transactions exceeded related expenses by approximately $1.3 million, compared with approximately $0.9 million during the six months ended June 30, 1997. For the twelve months ended June 30, 1998, revenues from such off-system transactions exceeded related expenses by approximately $2.4 million, compared with approximately $2.1 million during the twelve months ended June 30, 1997.
     The Company is currently a member of the MOKAN Power Pool ("MOKAN") and the Southwest Power Pool ("SPP"), a regional division of the North American Electric Reliability Council, which both require its members to maintain have reserve margins of 13.04%. Effective October 1, 1998, this margin will be reduced to 12.0% for the SPP. The membership of the MOKAN Power Pool has voted to disband MOKAN its power pool and is currently in the process of doing so.
     On December 19, 1997, the SPP filed an open access transmission tariff (the "Regional Tariff") on behalf of its members to provide pool-wide, short-term transmission services using distance-based pricing. On March 13, 1998, the FERC accepted the Regional Tariff for filing and on March 23, 1998, issued an order granting a motion for deferral of the effective date of the Regional Tariff from April 1, 1998 to June 1, 1998. As of June 1, 1998, the date the FERC declared the Regional Tariff effective, SPP began providing short-term firm and non-firm point-to-point transmission services for periods of less than one year under ithis Regional tTariff. . These services supplant those same services provided under the Company's open access transmission tariff. The Company, however, will continue to provide long-term, point-to-point transmission services and network transmission services underthrough its own open access transmission service tariff. The Company cannot currently predict the effect of these tariffs on its future operations.

Operating Revenue Deductions

      During the second quarter of 1998, total operating expenses increased approximately $2.8 million (10.6%) compared to the same period last year. Fuel costs were up approximately $2.2 million (28.3%) during the second quarter of 1998. This increase was mainly due to increased generation at the Asbury Plant and from the gas-fired combustion turbines at the Energy Center resulting from the above-average temperatures in May and June. The Asbury Plant had greater availability during the second quarter of 1998 as compared to the same period in 1997 as a result of shifting the planned spring maintenance outage to the first quarter of 1998 due to a generator winding problem. In addition, the Iatan Plant, the Company's lowest-cost producer was out of service for the first half of June, necessitating increased usage of the Company's peaking units.
      Purchased power costs were approximately $0.4 million (4.1%) higher during the second quarter of 1998 due to the effects described above. Although purchased power market prices reached extremely high levels in June, the Company did not make significant purchases at these prices due to the availability of the Asbury Plant as a result of having moved the spring maintenance outage to the first quarter. As a result, the higher purchased power prices did not have a significant impact on the Company's operating results or financial position.
      Other operating expenses increased approximately $0.1 million (1.2%) during the second quarter of 1998, primarily due to higher administrative and general expenses.

Maintenance and repairs expense also increased approximately $0.1 million (2.5%) during the period, primarily due to increased levels of distribution system maintenance.
       Depreciation and amortization expense increased approximately $0.5 million (9.1%) during the second quarter of 1998 due to increased levels of plant and equipment placed in service. Total income taxes increased $2.3 million (172.9%) due primarily to a $5.9 million (147.4%) increase in pre-tax higher taxable income during the current period. Other taxes increased approximately $0.3 million (10.0%) during the second quarter primarily reflecting primarily increased franchise taxes relating to higher revenues.
      For the six months ended June 30, 1998, total operating expenses were up approximately $3.5 million (6.6%) compared to the same period last year. Total purchased power costs increased $2.3 million (10.1%) during the period, primarily due to increased purchases of replacement energy during the first quarter's Asbury Plant outage and increased customer demand in the second quarter of 1998 due to above-average temperatures. Total fuel costs increased approximately $1.6 million (11.0%) during the six-month period. Fuel costs were higher during the period primarily due to the above-average temperatures and the resulting usage of the Company's higher-cost, gas-fired combustion turbine units discussed above.
     Other operating expenses during the six months ended June 30, 1998, decreased approximately $0.4 million (2.7%) compared to the same period in 1997, due primarily to lower general and administrative costs during the first quarter. Maintenance and repairs expense increased $1.1 million (17.4%) during the same period. This increase was primarily due to the increased expenses associated with the five-year scheduled maintenance outage at the Riverton Plant during the second quarter of 1998, as well as the additional expenses incurred at Asbury during the first quarter due to the generator winding problem. Total provisions for income taxes increased $2.7 million (96.4%) and for other taxes all increased $0.5 million (9.1%) during the period for the same reasons as discussed in the second quarter results.
      During the twelve months ended June 30, 1998, total operating expenses increased approximately $7.4 million (6.8%) compared to the year ago period. Total purchased power costs were up approximately $2.7 million (5.7%) during the twelve-month period, primarily due to the factors discussed for the six months ended June 30, 1998. Fuel costs increased approximately $5.4 million (16.6%) during the twelve-month ending period, due primarily to the increased use of the Company's own generating facilities during the third quarter of 1997 and second quarter of 1998 as a result of increased customer demand. In addition, Unit No. 2 at the State Line Plant began commercial operation on June 18, 1997, increasing the Company's generating capacity.
      Other operating expenses decreased approximately $0.6 million (2.0%) during the twelve months ended June 30, 1998, compared to the same period last year due primarily to lower general and administrative costs. Maintenance and repairs expense increased approximately $0.9 million (7.2%) during the period, due primarily to the same factors discussed for the six months ended June 30, 1998. Depreciation and amortization expense increased $2.3 million (10.5%) during the twelve months ended June 30, 1998, due to the additional plant and equipment placed in service. Total provision for income taxes increased $4.6 million (41.1%) during the period due to higher taxable income. Other taxes increased $0.7 million (6.7%) during the period for the same reasons as discussed in the second quarter results.

Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") decreased during each of the periods presented compared to prior year levels, reflecting lower levels of construction work in progress.
     Interest income during each of the periods ended June 30, 1998, was virtually level with each of the periods ending June 30, 1997. Interest charges on first mortgage bonds increased during the periods due to the issuance of $50.0 million of the

Company's First Mortgage Bonds in April 1998. The proceeds from that sale were used to redeem $23.0 million in mature bonds and to repay short-term debt. Commercial paper and other interest charges increased during the six months and twelve months ended June 30, 1998 periods primarily due to increased usage of short-term debt to finance the Company's construction program, but decreased during the second quarter of 1998.

Earnings

      For the second quarter of 1998, earnings per share of common stock were $0.33 compared to $0.12 earned during the second quarter of 1997. Earnings per common share for the first six months of 1998 were $0.50 compared to $0.28 earned during the first six months of 1997. For the twelve months ending June 30, 1998, earnings per share of common stock were $1.50 compared to $1.15 earned during the same period last year. Earnings per share were up during these periods primarily due to increased revenues resulting from the two Missouri rate increases in the second half of 1997 as well as the second quarter's above-average temperatures discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $10.9 million during the second quarter of 1998, compared to $22.3 million for the same period in 1997. For the six months ended June 30, 1998, construction-related expenditures totaled $20.0 million compared to $38.0 million for the same period in 1997. Approximately $6.0 million of construction expenditures during the second quarter of 1998 and approximately $11.6 million of construction expenditures during the first six months of 1998 were related to additions to the Company's transmission and distribution systems to meet projected increases in customer demand. Approximately $0.9 million of construction expenditures during the second quarter 1998 and approximately $1.6 million during the first six months of 1998 were related to the Company's investment in fiber optics cable and equipment which the Company plans to utilize and to lease to other entities. The large decrease in construction expenditures for 1998 is mainly due to the completion of Unit No. 2 at the State Line Power Plant, which was placed in service June 18, 1997. During the first six months of 1998, approximately 54% of construction expenditures and other funds requirements were satisfied internally from operations; the remainder was provided from the issuance of commercial paper, from the sale of common stock through the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan and through the issueance of the Company's First Mortgage Bonds.
      The Company's construction expenditures are expected to total approximately $35.6 million in 1998, including approximately $19.1 million for additions to the Company's distribution system to meet projected increases in customer demand.
      On April 28, 1998, the Company sold to the public in an underwritten offering $50 million aggregate principal amount of its First Mortgage Bonds, 6.50% Series due 2010. The net proceeds from this sale were added to the Company's general funds and were used to repay $23 million of the Company's First Mortgage Bonds, 5.70% Series due May 1, 1998 and to repay short-term indebtedness, including indebtedness incurred in connection with the Company's construction program.
     The Company currently estimates that internally generated funds will provide all of the funds required for the remainder of its 1998 construction expenditures. In the past, the
Company has utilized short-term debt to finance any additional amounts needed for such construction and repaid such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

YEAR 2000 INFORMATION SYSTEMS MODIFICATIONS

      Empire is engaged in an on-going project to identify, evaluate and implement changes to computer systems and applications in order to achieve a Year 2000 date conversion with no adverse effect on customers or disruption to business operations. The Company has purchased a new financial management software package from PeopleSoft that is Year 2000 compliant. The package includes systems for general ledger, accounts payable and property accounting; purchasing and inventory; human resources and payroll; and budgeting and project tracking. In addition, a new customer information system is being developed internally which will be Year 2000 compliant. Installation of these systems, which are anticipated to substantially mitigate the Company's Year 2000 exposure, iswill expected to be completed during the first quarter of 19998.
      In addition to the new software packages that are being developed, Company officers have appointed a task force which is charged with documenting and testing areas of the Company which may be affected by the Year 2000. This would includes all company systems, particularly generation, transmission, and distribution and energy management systems, as well as external sources such as vendors and other third parties with whom the Company does business. The Year 2000 task force will also develop contingency plans in the event that unanticipated problems are encountered due to the Year 2000. The Company has also become a member of the Edison Electric Institute's Year 2000 Committee and the Electric Power Research Institute's ("EPRI") Y2K Embedded Systems Program in order to aid in the evaluation of the Company's our systems. The EPRI program includes an internet-based clearinghouse for real-time data and information sharing and allows interactive discussion of methods and results of Year 2000 Y2K compliance tests by participating utilities and their vendors. This data base allows utilities to exploit approaches which have been successfully applied elsewhere while avoiding duplication and deadends. The costs of these projects, as well as the overall costs of achieving Year 2000 compliance, are not expected to have a material impact on the Company's results of operations or financial position.
      Work is ongoing at third parties with whom the Company does business to resolve Year 2000 problems. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, rate and other regulatory matters, liquidity and capital resources, Year 2000 compliance and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief; competition; and other circumstances affecting anticipated rates, revenues and costs.


Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.

     Not applicable.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of Common Stockholders was held on April 23, 1998.

(b) The following persons were re-elected Directors of the Company to serve until the 2001 Annual Meeting of
     Stockholders:

          V.  E. Brill (12,083,593 votes for; 109,772 withheld
          authority).
          R.   C.   Hartley  (12,074,444  votes  for;  118,921
          withheld authority).
          F.  E.  Jefferies  (12,085,334  votes  for;  108,031
          withheld authority).

     The  term  of  office as Director of the following  other
     Directors continued after the meeting:  M. F. Chubb, Jr.,
     R.  D. Hammons, J. R. Herschend, R. L. Lamb, R. E. Mayes,
     M. W. McKinney, and M. M. Posner.



Item 5.  Other Information.

(a) At June 30, 1998, the ratio of earnings to fixed charges, and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, were 3.29x and 2.75x, respectively. See Exhibit (12) hereto.

(b) Notice to the Company of a stockholder proposal submitted for consideration at the 1999 Annual Meeting of Stockholders (the "Meeting"), which is not submitted for inclusion in the Company's proxy statement and form of proxy, will be considered untimely if received by the Company less than 35 or more than 50 days prior to the Meeting. However, if the Company gives less than 45 days notice of the date of the Meeting, notice of such stockholder proposal will not be considered untimely if received by the Company within 10 days following the date such notice of the Meeting is given.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  (a)  Exhibits.

     (4) Twenty-Ninth Supplemental Indenture dated as of April 1, 1998 to Indenture of Mortgage and Deed of Trust (herein incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

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

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                          Registrant



                         By     R. B. Fancher
                                    R. B. Fancher
                             Vice President - Finance



                         By     G. A. Knapp
                                    G. A. Knapp
                        Controller and Assistant Treasurer
August 7, 1998