Form 10-Q
period 1998-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 1998-11-13
CIK 32689

33
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

     X    Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



 Common stock outstanding as of November 2, 1998:  17,020,666 shares.

             THE EMPIRE DISTRICT ELECTRIC COMPANY



                             INDEX



                                                             Page Number

Part I -  Financial Information:

Item 1.   Financial Statements:

          a. Statements of Income                                3

          b. Balance Sheets                                      6

          c. Statements of Cash Flows                            7

          d. Notes to Financial Statements                       8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9

Item 3.   Quantitative  and  Qualitative Disclosures  About
          Market Risk                                           15

Part II - Other Information:

Item 1.   Legal Proceedings - (none)

Item 2.   Changes in Securities - (none)

Item 3.   Defaults Upon Senior Securities - (none)

Item 4.   Submission  of  Matters to  a  Vote  of  Security
          Holders - (none)

Item 5.   Other Information                                     15

Item 6.   Exhibits and Reports on Form 8-K                      15

Signatures                                                      16

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF INCOME (UNAUDITED)
                                          Three Months Ended
                                            September 30,
                                            1998           1997
Operating revenues:
 Electric                              $ 77,563,240   $ 68,357,538
 Water                                      296,532        278,267
                                         77,859,772     68,635,805
Operating revenue deductions:
 Operating expenses:
  Fuel                                   16,878,973     13,331,713
  Purchased power                        12,448,247     10,669,833
  Other                                   7,922,086      7,478,792
 Total operating expenses                37,249,306     31,480,338

 Maintenance and repairs                  3,646,052      3,151,675
 Depreciation and amortization            6,272,011      6,027,277
 Provision for income taxes               7,978,800      7,289,717
 Other taxes                              3,689,937      3,311,842
                                         58,836,106     51,260,849

Operating income                         19,023,666     17,374,956
Other income and deductions:
  Allowance for equity funds used                 -              -
during construction
  Interest income                            65,314         41,800
  Other - net                              (324,968)      (125,992)
                                           (259,654)       (84,192)
Income before interest charges           18,764,012     17,290,764
Interest charges:
  Long-term debt                          4,618,450      4,151,434
  Commercial paper                           47,669        428,108
  Allowance for borrowed funds used         (89,277)       (55,094)
during construction
  Other                                      82,490         73,869
                                          4,659,332      4,598,317
Net income                               14,104,680     12,692,447
Preferred stock dividend requirements       604,085        604,085
Net income applicable to common stock  $ 13,500,595   $ 12,088,362

Weighted average number of common        16,969,760     16,659,014
shares outstanding

Basic and diluted earnings per         $       0.80   $       0.73
weighted average share of common stock

Dividends per share of common stock    $       0.32   $       0.32


See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                          Nine Months Ended
                                            September 30,
                                            1998           1997
Operating revenues:
 Electric                              $184,720,788   $161,132,210
 Water                                      796,374        788,370
                                        185,517,162    161,920,580
Operating revenue deductions:
 Operating expenses:
  Fuel                                   33,173,021     28,015,413
  Purchased power                        37,972,352     33,856,591
  Other                                  22,987,532     22,962,567
 Total operating expenses                94,132,905     84,834,571

 Maintenance and repairs                 11,285,244      9,658,074
 Depreciation and amortization           18,658,543     17,282,089
 Provision for income taxes              13,576,690     10,140,360
 Other taxes                              9,748,281      8,864,914
                                        147,401,663    130,780,008

Operating income                         38,115,499     31,140,572
Other income and deductions:
 Allowance for equity funds used                  -              -
during construction
 Interest income                            116,697         92,298
 Other - net                               (673,920)      (293,998)
                                           (557,223)      (201,700)
Income before interest charges           37,558,276     30,938,872
Interest charges:
 Long-term debt                          13,255,306     12,447,244
 Commercial paper                           634,789        812,312
 Allowance for borrowed funds used         (251,327)    (1,047,349)
during construction
 Other                                      263,114        260,501
                                         13,901,982     12,472,708
Net income                               23,656,294     18,466,164
Preferred stock dividend requirements     1,812,255      1,812,255
Net income applicable to common stock   $21,844,039    $16,653,909

Weighted average number of common        16,879,863     16,555,456
shares outstanding

Basic and diluted earnings per          $      1.29    $      1.01
weighted average share of common stock

Dividends per share of common stock     $      0.96    $      0.96

See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                         Twelve Months Ended
                                           September 30,
                                             1998           1997
Operating revenues:
 Electric                               $237,895,177   $208,878,772
 Water                                     1,012,249      1,042,974
                                         238,907,426    209,921,746
Operating revenue deductions:
 Operating expenses:
  Fuel                                    41,268,184     35,655,008
  Purchased power                         51,248,646     44,917,923
  Other                                   30,671,450     30,952,227
 Total operating expenses                123,188,280    111,525,158

 Maintenance and repairs                  14,470,677     13,088,682
 Depreciation and amortization            24,771,745     22,782,656
 Provision for income taxes               16,436,330     12,218,060
 Other taxes                              12,103,097     11,005,872
                                         190,970,129    170,620,428

Operating income                          47,937,297     39,301,318
Other income and deductions:
 Allowance for equity funds used             150,524         35,073
during construction
 Interest income                             155,084        144,069
 Other - net                                (833,049)      (385,403)
                                            (527,441)      (206,261)
Income before interest charges            47,409,856     39,095,057
Interest charges:
 Long-term debt                           17,401,104     16,242,500
 Commercial paper                            965,731      1,050,597
 Allowance for borrowed funds used          (279,443)    (1,435,765)
during construction
 Other                                       339,355        329,201
                                          18,426,747     16,186,533
Net income                                28,983,109     22,908,524
Preferred stock dividend requirements      2,416,340      2,416,340
Net income applicable to common stock   $ 26,566,769   $ 20,492,184

Weighted average number of common         16,841,908     16,512,487
shares outstanding

Basic and diluted earnings per          $       1.58   $       1.24
weighted average share of common stock

Dividends per share of common stock     $       1.28   $       1.28

See accompanying Notes to Financial Statements.

BALANCE SHEETS

                                      September 30,     December 31,
                                            1998             1997
                                        (Unaudited)
ASSETS
 Utility plant, at original cost:
  Electric                              $819,832,854   $795,880,240
  Water                                    6,195,397      5,824,165
  Construction work in progress           11,060,712      8,114,680
                                         837,088,963    809,819,085
  Accumulated depreciation               280,971,803    262,834,707                                       3           262,834,70
                                         556,117,160    546,984,378
 Current assets:
  Cash and cash equivalents                8,328,115      2,545,282
  Accounts receivable - trade, net        21,877,284     13,270,329
  Accrued unbilled revenues                4,133,806      6,047,738
  Accounts receivable - other              2,787,803      1,552,998
  Fuel, materials and supplies            14,923,393     13,215,068
  Prepaid expenses                           966,321      1,001,469
                                          53,016,722     37,632,884
 Deferred charges:
  Regulatory assets                       36,372,142     37,472,225
  Unamortized debt issuance costs          3,717,919      3,374,780
  Other                                      937,907      1,000,700
                                          41,027,968     41,847,705
   Total Assets                         $650,161,850   $626,464,967

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
 17,012,633 and 16,776,654 shares
 issued and outstanding, Respectively   $ 17,012,633   $ 16,776,654
 Capital in excess of par value          154,871,146    150,784,239
 Retained earnings (Note 2)               57,109,719     51,472,897
   Total common stockholders' equity     228,993,498    219,033,790
 Preferred stock                          32,901,800     32,901,800
 Long-term debt                          246,082,106    196,384,541
                                         507,977,404    448,320,131
 Current liabilities:
  Accounts payable and accrued            15,936,173     14,862,581
  liabilities
  Commercial paper                                 -     28,000,000
  Customer deposits                        3,400,084      3,140,621
  Interest accrued                         6,812,832      3,509,680
  Taxes accrued, including income         11,609,258        817,045
  taxes
  Current maturities - first mortgage              -     23,000,000
  bonds
                                          37,758,347     73,329,927
 Noncurrent liabilities and deferred
  credits:
  Regulatory liability                    16,666,059     17,540,757
  Deferred income taxes                   71,495,551     69,344,653
  Unamortized investment tax credits       8,493,000      8,971,000
  Postretirement benefits other than       4,711,950      4,463,488
  pensions
  Other                                    3,059,539      4,495,011
                                         104,426,099    104,814,909
   Total Capitalization and Liabilities $650,161,850   $626,464,967

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           Nine Months Ended
                                             September 30,
                                             1998           1997
Operating activities:
 Net income                             $ 23,656,294   $ 18,466,164
 Adjustments to reconcile net income
 to cash flows:
  Depreciation and amortization           21,149,731     19,559,179
  Pension income                          (1,679,891)      (543,899)
  Deferred income taxes - net              1,357,752      1,748,019
  Investment tax credit - net               (478,000)      (449,010)
  Allowance for equity funds used                  -              -
  during construction
  Issuance of common stock for 401(k)        532,472        501,872
  plan
  Other                                       66,958         92,056
  Cash flows impacted by changes in:
   Receivables and accrued unbilled       (7,927,828)    (2,750,002)
   revenues
   Fuel, materials and supplies           (1,708,325)       527,487
   Prepaid expenses and other deferred        22,743     (1,446,049)
   charges
   Accounts payable and accrued            1,073,592     (2,592,557)
   liabilities
   Customer deposits, interest and        14,354,828      9,205,261
   taxes accrued
   Other liabilities and deferred            492,881        355,746
   credits

Net cash provided by operating            50,913,207     42,674,267
activities

Investing activities:
  Construction expenditures              (29,029,008)   (46,856,979)
  Allowance for equity funds used                  -              -
  during construction

Net cash used in investing activities    (29,029,008)   (46,856,979)

Financing activities:
     Proceeds from issuance of first      49,672,000              -
     mortgage bonds
  Proceeds from issuance of common         3,790,414      3,889,773
  stock
  Dividends                              (18,019,472)   (17,706,334)
  Payment of debt issue costs               (544,308)        24,205
  Repayment of first mortgage bonds      (23,000,000)      (102,000)
  Net proceeds (repayments) from short-  (28,000,000)    19,000,000
  term borrowings


Net cash provided by (used in)           (16,101,366)     5,105,644
financing activities

Net increase  in cash and cash             5,782,833        922,932
equivalents

Cash and cash equivalents at beginning     2,545,282      2,246,136
of period

Cash and cash equivalents at end of     $  8,328,115   $  3,169,068
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

      The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the Company's opinion, necessary to present fairly the results for the interim periods presented.


Note 2- Retained Earnings

 Balance at January 1, 1998                      $ 51,472,897
  Changes January 1 through June 30:
   Net Income                                       9,551,614
   Quarterly  cash dividends on common stock:
     $0.64 per share                              (10,779,525)
   Quarterly  cash dividends on preferred stock:
     5% cumulative - $0.250 per share                 (97,545)
     4-3/4% cumulative - $0.2375 per share            (95,000)
     8-1/8% cumulative - $0.40625 per share        (1,015,625)
 Total changes January 1 through June 30           (2,436,081)

 Balance at July 1, 1998                           49,036,816
  Changes July 1 through September 30:
   Net Income                                      14,104,680
    Quarterly cash dividends on common stock:
     $0.32 per share                               (5,427,692)
    Quarterly cash dividends on preferred stock:
     5% cumulative - $0.125 per share                 (48,773)
     4-3/4% cumulative - $0.11875 per share           (47,500)
     8-1/8% cumulative - $0.203125 per share         (507,812)
 Total changes July 1 through September 30          8,072,903

 Balance at September 30, 1998                   $ 57,109,719

Item 2.   Management's  Discussion and Analysis  of  Financial
      Condition and Results of Operations


RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 1998, compared to the same periods ended September 30, 1997.

Operating Revenues and Kilowatt-Hour Sales

     Of the Company's total electric operating revenues during the third quarter of 1998, approximately 44% were from residential customers, 31% from commercial customers, 16% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues was derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                             Operating
                       Kwh Sales             Revenues
                          Nine   Twelve          Nine  Twelve
                 Third   Months  Months Third   Months Months
                 Quarter Ended   Ended  Quarter Ended  Ended
 Residential     16.3%    12.2%   10.1%    18.7%   17.7%    16.1%
 Commercial       8.7      7.6     6.5     12.5    13.1     13.4
 Industrial       3.2      2.2     2.0      4.7     8.4      8.8
 Wholesale On-   12.9     12.1    10.6     17.4    16.3     15.5
 System
  Total System    7.8      7.4     6.8     14.1    14.4     13.9

      Above-average temperatures in the Company's service territory during the third quarter of 1998 resulted in increases in both residential and commercial Kwh sales and revenue compared to the same period of 1997, when temperatures were unusually mild. Cooling degree days (the number of degrees that the average temperature for that period were above 65 F) were 30.8% greater for the third quarter of 1998 as compared to the third quarter of 1997 and 16.6% greater than the 20-year norm for that time period. This had the effect of increasing air conditioning usage during the quarter and contributing, in part, to the increased sales and revenues. Revenues were also helped by the annual rate increases of $10,589,364 (6.43%) and $3,000,000 (1.7%) granted by the Missouri Public Service Commission effective July 28, 1997, and September 19, 1997, respectively, and by the annual rate increase of $358,848 (6.6%) granted by the Arkansas Public Service Commission effective August 24, 1998.
      Industrial Kwh sales and related revenues, which are not particularly weather-sensitive, were positively affected during the third quarter of 1998 by continuing increases in business activity throughout the Company's service territory as well as the Missouri and Arkansas rate increases discussed above.
     On-system wholesale Kwh sales increased during the third quarter of 1998 reflecting the weather conditions and continuing increases in business activity discussed above. Revenues associated with those sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.
      For the nine and twelve months ended September 30, 1998, total Kwh sales to and operating revenues from the Company's residential and commercial customers increased, reflecting the warmer temperatures experienced during the second and third quarters of 1998, as well as the Missouri and Arkansas rate increases discussed above. Industrial sales continued to grow due to strong business activity in the Company's service territory.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities to the extent it is available, and provides transmission service through its system for transactions between other energy suppliers. For the third quarter of 1998 and the nine month and twelve month periods ended September 30, 1998, revenues from such off-system transactions were approximately $2.6 million compared to approximately $2.7 million during the third quarter of 1997, $6.7 million compared to approximately $5.6 million during the nine months ended September 30, 1997, and $8.8 million compared with approximately $7.4 million during the twelve months ended September 30, 1997, respectively.
      The Company is a member of the Southwest Power Pool ("SPP"), a regional division of the North American Electric
Reliability Council, which requires its members to maintain reserve margins of 12.00% effective October 1, 1998.
      On December 19, 1997, the SPP filed an open access transmission tariff (the "Regional Tariff") on behalf of its members to provide pool-wide, short-term transmission services using pricing which is based on distance. As of June 1, 1998, the date the FERC declared the Regional Tariff effective, SPP began providing short-term firm and non-firm point-to-point transmission services for periods of less than one year under this tariff. These services supplant those same services provided under the Company's open access transmission tariff. The Company, however, will continue to provide long-term, point-to-point transmission services and network transmission services under its own open access transmission service tariff. The Company cannot currently predict the effect of these tariffs on its future operations.

Operating Revenue Deductions

      During the third quarter of 1998, total operating expenses increased approximately $5.8 million (18.3%) compared to the same period last year. Purchased power costs were ap proximately $1.8 million (16.7%) higher while total fuel costs increased approximately $3.5 million (26.6%). The significant increase in total purchased power and fuel costs was primarily due to the warmer temperatures experienced during the third
quarter  of  1998.    Fuel costs were  also  impacted  by  the
increased usage of the Company's higher-cost gas turbines as a result of the increase in customer demand resulting from the warmer temperatures.
      Other operating expenses for the quarter increased approximately $0.4 million (5.9%) as compared to the same period last year, primarily due to higher customer accounts
expenses.    Maintenance   and   repairs   expense   increased
approximately   $0.5  million  (15.7%)  during   the   period,
primarily due to increased levels of transmission system maintenance. Depreciation and amortization expense increased approximately $0.2 million (4.1%) during the third quarter of 1998 due to increased levels of plant and equipment placed in service. Total income taxes increased $0.7 million (9.5%) during the quarter due to higher taxable income. Taxes other than income taxes increased $0.4 million (11.4%).
      For the nine months ended September 30, 1998, total operating expenses were up approximately $9.3 million (11.0%) compared to the same period last year. Total purchased power
costs  increased  $4.1  million (12.2%).   This  increase  was
primarily due to purchases of replacement energy during the Asbury Plant outage in the first quarter of 1998 that resulted from a generator winding problem as well as increased customer demand in the second and third quarters of 1998 due to the warmer temperatures. Total fuel costs increased approximately $5.2 million (18.4%) during the period, due primarily to the
increased   generation  from  the  Company's  own   generating
facilities resulting from the increased customer demand in the
warmer  second  and third quarters of 1998.   Maintenance  and
repairs expense increased $1.6 million (16.9%) during the same period. This increase was primarily due to the increased expenses associated with the five-year scheduled maintenance outage at the Riverton Plant during the second quarter of 1998, as well as the additional expenses incurred at Asbury
during   the   first   quarter   outage.    Depreciation   and
amortization expense increased $1.4 million (8.0%) due to the additional plant and equipment placed in service. Total provisions for income taxes increased $3.4 million (33.9%) and for other taxes increased $0.9 million (10.0%) during the period for the reasons discussed with respect to the third quarter results.
      For  the  twelve months ended September 30, 1998,  total
operating  expenses  increased  approximately  $11.7   million
(10.5%)   compared to the  year ago  period.  Total  purchased
power costs increased $6.3 million (14.1%) and fuel costs increased approximately $5.6 million (15.7%) during the twelve-month period, due primarily to the factors discussed for the third quarter and nine months ended September 30, 1998. Other operating expenses during the twelve months ended September 30, 1998 decreased approximately $0.3 million (0.9%), due
primarily   to   lower   general  and  administrative   costs.
Maintenance   and  repairs  expense  increased  $1.4   million
(10.6%),  for the reasons discussed above for the nine  months
ended   September  30,  1998.  Depreciation  and  amortization
expense increased $2.0 million (8.7%) due to the additional plant and equipment placed in service, primarily State Line Unit No. 2 in June 1997. Total provision for income taxes increased $4.2 million (34.5%) due to higher taxable income. Other taxes increased $1.1 million (10.0%) also due to increased revenues.
      The  Company has scheduled maintenance on two combustion
turbines   which  will  add  approximately  $2.2  million   to
operating expenses during the fourth quarter of 1998.

Nonoperating Items

     During the third quarter of 1998, total allowance for funds used during construction ("AFUDC") increased slightly over the prior year level but decreased during the nine and twelve months ending September 30, 1998 compared to prior year
levels.   This  decrease reflects lower levels of construction
work in progress, particularly due to the completion of Unit No.2 at the Company's State Line Power Plant.
      Interest income increased slightly during each of the periods ended September 30, 1998. Interest charges on first mortgage bonds increased during the periods due to the issuance of $50.0 million of the Company's First Mortgage Bonds in April 1998. The proceeds from that sale were used to redeem $23.0 million in mature bonds and to repay short-term
debt.   Commercial paper and other interest charges  decreased
during the periods primarily due to the repayment of the short-
term debt.
      Other-net deductions totaled approximately $0.8 million for the twelve-month period ended September 30, 1998, a $0.4 million (116.2%) increase over the same period last year. This increase was primarily due to one-time startup costs for the Company's non-regulated ventures, such as home security and fiber optics leasing.

Earnings

      Earnings per share increased seven, twenty-eight and thirty-four cents per share in the third quarter and nine month and twelve month periods ended September 30, 1998, respectively, primarily due to increased revenues resulting from the Arkansas rate increase and the two Missouri rate increases as well as the above-average temperatures in the second and third quarters of 1998 discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $9.0 million during the third quarter of 1998, compared to $8.8 million for the same period of 1997. For the nine months ended September 30, 1998, construction-related expenditures totaled $29.0 million compared to $46.9 million for the same period of 1997. Approximately $6.2 million of construction expenditures during the third quarter of 1998 and approximately $17.8 million of construction expenditures during the first nine months of 1998 were related to additions to the Company's transmission and distribution systems to meet projected increases in customer demand. Approximately $0.8 million of construction expenditures during the third quarter of 1998 and approximately $2.4 million of construction expenditures during the first nine months of 1998 were related to the Company's investment in fiber optics cable and equipment which the Company plans to utilize and to lease to other entities. The large decrease in construction expenditures for the first nine months of 1998 is mainly due to the completion of Unit No. 2 at the State Line Power Plant, which was placed in service June, 1997. During the first nine months of 1998, 100% of construction expenditures and other funds requirements were satisfied internally from operations.
      The Company's construction expenditures are expected to total approximately $35.6 million in 1998, including approximately $19.1 million for additions to the Company's distribution system to meet projected increases in customer demand.
      The Company announced plans on October 2, 1998 for the construction of a 350 megawatt addition to the State Line Power Plant. It is estimated that construction would begin in the fall of 1999 and the addition would be operational approximately 20 months later. The Company has submitted requests for proposals to supply the gas, as well as requests for proposals for the purchase of power from the plant or to join with the Company in the construction and ownership of the planned facilities. However, the Company's plans to proceed with the construction and to obtain financing are dependent upon the proposals received, as well as obtaining any required  governmental  permits. The  estimated  cost  of  the additional  generating  facilities would  total  approximately
$180 million.
      On April 28, 1998, the Company sold to the public in an underwritten offering $50 million aggregate principal amount of its First Mortgage Bonds, 6.50% Series due 2010. The net proceeds from this sale were added to the Company's general funds and were used to repay $23 million of the Company's First Mortgage Bonds, 5.70% Series due May 1, 1998 and to repay short-term indebtedness, including indebtedness incurred in connection with the Company's construction program.
     The Company currently estimates that internally generated funds will provide all of the funds required for the remainder of its 1998 construction expenditures. In the past, the Company has utilized short-term debt to finance any additional amounts needed for such construction and repaid such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

ENVIRONMENTAL MATTERS
     The Environmental Protection Agency (the "EPA") announced its new emission levels for nitrogen oxide ("NOx") on September 24, 1998. The Company's Asbury Plant must meet an emission level limit of 0.15 lbs. NOx/mmbtu by April 1, 2003. The Company is currently assessing various compliance scenarios, including installing scrubbers at a potential cost of approximately $25 million.

ACCOUNTING MATTERS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998, effective for fiscal years beginning after December 15, 1997. SFAS 132 amends SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 132 revises employers' disclosures concerning pension and other postretirement benefit plans but will not impact the company's financial position or results of operations.

YEAR 2000

Year 2000 Background

        Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century change. As a result, computer systems may fail completely or produce erroneous results unless corrective measures are taken. The Company is engaged in an on-going project to identify, evaluate and implement changes to both information technology ("IT") and non-IT systems in order to achieve a Year 2000 date conversion with no adverse effect on customers or disruption to business operations. The Company has also become a member of the Edison Electric Institute's Year 2000 Committee and the Electric Power Research Institute's Y2K Embedded Systems Program in order to assist in the implementation of its Year 2000 Readiness Plan. In addition, the Company is participating in the North American Electric Reliability Council's ("NERC") efforts to prepare mission critical systems for Year 2000 readiness. NERC's target is to have all mission critical electric power production, transmission, and delivery systems Year 2000 ready by June 30, 1999. The Company is working within that framework and plans to participate in two industry-wide Year 2000 drills on April 9,1999 and September 9, 1999.
      The Company is using a multi-step approach in achieving its Year 2000 Readiness Plan. These steps include creating awareness of the Year 2000 problem, forming a Year 2000 task force, developing procedures for documenting Year 2000 readiness, developing methodology for the Year 2000 readiness plan and testing and remediation of Year 2000 affected items pursuant to the Year 2000 Readiness Plan. Developing the methodology for the Year 2000 Readiness Plan includes developing and implementing an ongoing communication program with both internal and external parties, performing an inventory of possible Year 2000 affected items, assessing and prioritizing each such inventory item as to level of criticality, scheduling testing and remediation of such items in order of criticality, and developing contingency planning. Management consultants will be retained to review the process involving the implementation of the Year 2000 Readiness Plan as well as the plan itself. Any changes required by this independent review will then be implemented.
     The Company has purchased a new financial management software package from PeopleSoft that is Year 2000 ready. The package includes systems for general ledger, accounts payable and asset management; purchasing and inventory; human resources, benefits, time and labor, and payroll; as well as budgeting and project tracking. In addition, a new customer information system is being developed internally which will be Year 2000 ready. Installation of these systems, which are anticipated to substantially mitigate the Company's Year 2000 exposure, is expected to be completed during the first half of 1999.

State of Readiness

       A task force has been appointed and is charged with documenting and testing areas of the Company which may be affected by the Year 2000. The targeted areas include general preparation, power generation, energy management systems, telecommunications, substation controls and system protection and business information systems. Within each of these areas, the task force is examining the status of IT systems, non-IT systems and third parties such as vendors, customers and others with whom the Company does business. The inventory of Year 2000 items was completed in September 1998. Assessing and prioritizing each item within the Year 2000 inventory as to the level of criticality was also completed in September 1998. The ongoing testing and remediation of the highest level of critical items is scheduled to be completed by the end of the second quarter of 1999. The Year 2000 task force will also develop contingency plans in the event that unanticipated problems are encountered due to the Year 2000. These plans are also scheduled to be completed during the second quarter of 1999.

      The Company is currently in the process of obtaining readiness certifications from third party vendors for all of its core applications and operating systems. The Company expects to complete this process by the end of the first quarter of 1999. All critical applications will be tested, however, regardless of whether a certification of readiness has been obtained. In addition, the Company has begun to contact other third parties with whom the Company does business (such as major customers, power pools, power suppliers, transmission providers and telecommunications providers) in order to assess their states of readiness. This initial contact phase is expected to be completed by the end of 1998. The Company will continue to monitor the progress of these third parties even after the initial contact phase. The Company currently plans to substantially complete its Year 2000 testing and compliance projects by the end of the second quarter of 1999.

Year 2000 Costs

     The Company currently estimates that total costs (which include the costs of the new financial management software package and the new customer information system) to update all of our systems for Year 2000 readiness will be approximately $3.7 million, of which approximately $1.5 million of these costs have already been incurred and capitalized as of September 30, 1998 while $0.2 million have been incurred and expensed. Of these capitalized costs, $0.5 million were included in the capital budget. The remaining costs are expected to be incurred in the fourth quarter of 1998 and in 1999. Costs for specific Year 2000 remediation projects will be charged to expense while costs to replace software for business purposes other than addressing Year 2000 issues will be capitalized.

Risk Assessment and Contingency Plans

     At this time, the Company believes the most reasonably likely worst case scenario is that key customers could experience significant reductions in their power needs due to their own Year 2000 issues, and there could be a temporary disruption of service to some customers due to cascading disruptions caused by other entities whose systems are connected to the Company's. The Company is assessing the risk of this scenario and will be formulating contingency plans, currently scheduled to be completed during the second quarter of 1999, to mitigate the potential impact.
     The Company's Readiness Plan is designed to provide corrective action with respect to Year 2000 risks. If the Plan is not successfully carried out in a timely manner, or if unforeseen events occur, Year 2000 problems could have a material adverse impact on the Company. Management does not expect such problems to have such an effect on its financial position or results of operations.



FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, Year 2000 readiness (including estimated costs, completion dates, risks and contingency plans) and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief and environmental regulation; competition; and other circumstances affecting anticipated rates, revenues and costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.


PART II.  OTHER INFORMATION

Item 5.  Other Information.

      At September 30, 1998, the ratio of earnings to fixed charges, and the ratio of earnings to combined fixed charges and preferred stock dividend requirements, were 3.39x and 2.83x, respectively. See Exhibit (12) hereto.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (10) (a) Retirement Plan for Directors of the Empire District Electric Company as amended August 1, 1998.

          (b) Stock Unit Plan for Directors of the Empire
          District Electric Company.

     (12) Computation  of  Ratios  of  Earnings  to  Fixed
          Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     (27) Financial Data Schedule.

(b) In a current report dated October 5, 1998, the Company filed, under Item 5. "Other Events," a press release announcing the Company's plans to construct an additional 350 megawatts of electric power generation at the State Line Power Plant.

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

November 13, 1998