Form 10-K
period 1998-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 1999-03-09
CIK 32689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                FORM 10-K
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1998 or

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

                                                    Name of each
        Title of each class                         exchange on
                                                  which registered
    Common Stock ($1 par value)                    New York Stock
                                                      Exchange
 5% Cumulative Preferred Stock ($10                New York Stock
             par value)                               Exchange
 4-3/4% Cumulative Preferred Stock                 New York Stock
          ($10 par value)                             Exchange
 8-1/8% Cumulative Preferred Stock                 New York Stock
          ($10 par value)                             Exchange
  Preference Stock Purchase Rights                 New York Stock
                                                      Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

  Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

 As of March 1, 1999, 17,081,019 shares of common stock were outstanding. Based upon the closing price on the New York Stock Exchange on March 1, 1999, the aggregate market value of the common stock of the Company held by nonaffiliates was approximately $392,863,437.

  The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

     The Company's proxy                     Part of Item 10 of Part
     statement, filed pursuant                                   III
     To Regulation 14A under the              All of Item 11 of Part
     Securities Exchange                                         III
     Act of 1934, for its 1998               Part of Item 12 of Part
     Annual Meeting of                                           III
     Stockholders to be held on               All of Item 13 of Part
     April 22, 1999.                                             III

TABLE OF CONTENTS



                                                                         Pag
                                                                         e
PART I

ITEM   BUSINESS                                                          3
1.
       General                                                           3
       Electric Generating Facilities and Capacity                       3
       Construction Program                                              4
       Fuel                                                              5
       Employees                                                         6
       Electric Operating Statistics                                     7
       Executive Officers and Other Officers of the Registrant           8
       Regulation                                                        8
       Environmental Matters                                             9
       Conditions Respecting Financing                                   10
ITEM   PROPERTIES                                                        11
2.
       Electric                                                          11
       Facilities......................................................
       ................................................................
       ......................................
       Water                                                             12
       Facilities......................................................
       ................................................................
       .........................................
ITEM   LEGAL PROCEEDINGS                                                 12
3.
ITEM   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12
4.

PART
II

ITEM   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED             13
5.     STOCKHOLDER MATTERS
ITEM   SELECTED FINANCIAL DATA                                           15
6.
ITEM   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
7.     RESULTS OF                                                        16
        OPERATIONS
       Results of                                                        16
       Operations......................................................
       ................................................................
       ................................
       Liquidity and Capital                                             20
       Resources.......................................................
       ................................................................
       ..............
       Year                                                              21
       2000............................................................
       ................................................................
       ............................................
       Forward Looking                                                   23
       Statements......................................................
       ................................................................
       ....................
ITEM   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        23
7A
ITEM   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       25
8.
ITEM   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
9.     FINANCIAL                                                         45
        DISCLOSURE


PART
III

ITEM   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                45
10.
ITEM   EXECUTIVE COMPENSATION                                            45
11.
ITEM   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    45
12.
ITEM   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    45
13.


PART
IV

ITEM   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  46
14.
SIGNATURES                                                               49

PART I



ITEM 1. BUSINESS

General
     The Empire District Electric Company (the "Company"), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. The Company also provides water service to three towns in Missouri. In 1998, 99.6% of the Company's gross operating revenues were provided from the sale of electricity and 0.4% from the sale of water.
      The territory served by the Company's electric operations embraces an area of about 10,000 square miles with a population of over 330,000. The service territory is located principally in Southwestern Missouri and also includes smaller areas in Southeastern Kansas, Northeastern Oklahoma and Northwestern Arkansas. The principal activities of these areas are industry, agriculture and tourism. Of the Company's total 1998 retail electric revenues, approximately 88% came from Missouri customers, 6% from Kansas customers, 3% from Oklahoma customers and 3% from Arkansas customers.
      The Company supplies electric service at retail to 119 incorporated communities and to various unincorporated areas and at wholesale to four municipally-owned distribution systems and two rural electric cooperatives. The largest urban area served by the Company is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 135,000. The Company operates under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 43% of the Company's electric operating revenues in 1998 were derived from incorporated communities with franchises having at least ten years remaining and approximately 23% were derived from incorporated communities in which the Company's franchises have remaining terms of ten years or less. Although the Company's franchises contain no renewal provisions, in recent years the Company has obtained renewals of all of its expiring electric franchises prior to the expiration dates.
     The Company's electric operating revenues in 1998 were derived as follows: residential 42%, commercial 30%, industrial 17%, wholesale 7% and other 4%. Producers of food and kindred products accounted for approximately 7% of electric revenues in 1998. The Company's largest single on-system wholesale customer is the city of Monett, Missouri, which in 1998 accounted for approximately 3% of electric revenues. No single retail customer accounted for more than 1% of electric revenues in 1998.
      The Company made an investment of approximately $3.5 million in 1998 and $1.8 million in 1997 in fiber optics cable and equipment which the Company is using in its own operations and leasing to other entities. The Company also offers electronic monitored security services.

Electric Generating Facilities and Capacity
       At December 31, 1998, the Company's generating plants consisted of the Asbury Plant (aggregate generating capacity of 213 megawatts), the Riverton Plant (aggregate generating capacity of 136 megawatts), the Empire Energy Center (aggregate generating capacity of 180 megawatts), the State Line Power Plant (aggregate generating capacity of 253 megawatts) and the Ozark Beach Hydroelectric Plant (aggregate generating capacity of 16 megawatts). The Company also has a 12% ownership interest (80 megawatt capacity) in Unit No. 1 at the Iatan Generating Station.

See Item 2, "Properties - Electric Facilities" for further information about these plants. In order to reduce reliance on purchased  power  to  meet  its future  demands,  the  Company,  in cooperation with Western Resources, is currently planning to construct a 350-megawatt expansion at the State Line Power Plant. This expansion will consist of a 150-megawatt Westinghouse 501F combustion turbine that will operate alongside the existing State Line Unit II 152-megawatt combustion turbine. Exhaust heat from these two units will be used to power a 200-megawatt steam turbine. Combined output of all three units will be a nominal 500 megawatts. The Company expects to be entitled to generating capacity of 300 megawatts from this expansion, replacing the 152 megawatts currently available from State Line Unit II. Construction is expected to begin in late 1999 with commercial operation scheduled for June 2001. See "-Construction Program" and Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information about this expansion.
      The Company, formerly a member of the MOKAN Power Pool which disbanded as of January 15, 1999, is currently a member of the Southwest Power Pool ("SPP"), a regional division of the North American Electric Reliability Council ("NERC"). The SPP requires its members, including the Company, to maintain a 12% capacity reserve margin effective October 1, 1998, and provides for contingency reserve sharing, regional near real-time security assessment 24 hours per day and many other functions. The Company is also a member of the Western Systems Power Pool, a marketing pool that provides agreements that facilitate the purchase and sale of wholesale power among members. Most of the United States electric utilities are now parties to this agreement.
      The Company currently supplements its on-system generating capacity with purchases of capacity and energy from neighboring utilities in order to meet the demands of its customers and the capacity margins applicable to it under current pooling agreements and NERC rules. The Company has entered into agreements for such purchases with Associated Electric Cooperative, Inc. ("AECI"), Kansas Gas & Electric ("KG&E - a subsidiary of Western Resources) and Southwestern Public Service Company ("SPS" - a subsidiary of New Centuries Energies) for periods through the contract year 2000 which ends May 31, 2001. In addition, the Company has contracted with Western Resources, Inc. ("Western Resources") for the purchase of capacity and energy through May 31, 2010. The amount of capacity purchased under these contracts supplements the Company's on-system capacity and contributes to meeting its current expectations of future power needs. The following chart sets forth the Company's purchase commitments and anticipated owned capacity (in megawatts) during the indicated contract years (which run from June 1 to May 31 of the following year). The reduction in purchased power commitments in 2001 is the result of the expiration of the long-term AECI purchase contract on May 31, 2001 and the installation of the Company's share of the additional State Line generation that is scheduled to be available by the summer of 2001.

                        Purchased   Anticipated
             Contract     Power        Owned
               Year    Commitment    Capacity     Total
               1996      290          724          1014
               1997      210          878          1088
               1998      230          878          1108
               1999      255          878          1133
               2000      287          878          1165
               2001      162         1026          1188
               2002      162         1026          1188
               2003      162         1026          1188

The charges for capacity purchases under the contracts referred to above during calendar year 1998 amounted to approximately $14.1 million. Minimum charges for capacity purchases under such contracts total approximately $91.6 million for the period June 1, 1999, through May 31, 2004.
      The maximum hourly demand on the Company's system reached a new record high of 916 megawatts on August 26, 1998. The Company's previous record peak of 876 megawatts was established in July 1997. The Company's maximum hourly winter demand of 841 megawatts occurred on January 13, 1997.


Construction Program
     Total gross property additions (including construction work in progress) for the three years ended December 31, 1998, amounted to $168.1 million, and retirements during the same period amounted to $11.5 million.

       The Company's total construction-related expenditures, including allowance for funds used during construction ("AFUDC"), were $50.9 million in 1998 and for the next three years are estimated for planning purposes to be as follows:

                                 Estimated Construction Expenditures
                                       (amounts in millions)
                                      1999     2000    2001    Total
     New generating facilities         25.7     41.9    21.6    89.2
     Additions to existing             11.7     17.5    12.5    41.7
     generating facilities
     Transmission facilities            5.3     15.0     8.0    28.3
     Distribution system additions     18.0     22.1    22.6    62.7
     General and other additions        3.9      2.3     1.8     8.0
     Total                           $ 64.6   $ 98.8  $ 66.5  $229.9

     The   Company's   projected   construction   plans   include
expenditures for the 350-megawatt expansion project at the State Line Power Plant to be completed in 2001 (the "State Line Project") at an estimated cost of $185 million (of which $100 million is expected to be the Company's share). The Company has entered into a Memorandum of Understanding with Western Resources with respect to the construction and operation of the State Line Project. This expansion would consist of adding an additional Westinghouse 501F combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment to an already existing 501F combustion turbine, which would create a nominal 500-megawatt combined cycle unit. The Company would operate the State Line Project and would have an undivided 60% joint ownership interest. Western Resources would have the remaining undivided 40% joint ownership interest. In addition to the expenditures set forth above, the Company would transfer to Western Resources at book value an undivided 40% joint ownership interest in its existing
State  Line  501F combustion turbine and the land  needed  for  the
State Line Project. Additions to the Company's transmission and distribution systems to meet projected increases in customer demand constitute the majority of the remainder of the projected construction expenditures for the three-year period listed above. See "- Electric Generating Facilities and Capacity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information about the State Line Project.
      Estimated construction expenditures are reviewed and adjusted for, among other things, revised estimates of future capacity needs, the cost of funds necessary for construction and the availability and cost of alternative power. Actual construction expenditures may vary significantly from estimates due to a number of factors including changes in equipment delivery schedules, changes in plans with respect to the State Line Project, changes in customer requirements, construction delays, ability to raise capital, environmental matters, the extent to which the Company receives timely and adequate rate increases, the extent of competition from independent power producers and co-generators, other changes in business conditions and changes in legislation and regulation, including those relating to the energy industry. See "Regulation" below and Item 7, "Management's Discussion and
Analysis  of  Financial  Condition  and  Results  of  Operations  -
Competition."

Fuel
      Coal supplied approximately 83.3% of the Company's total fuel
requirements  in  1998  based  on  kilowatt-hours  generated.   The
remainder  was supplied by natural gas (16.5%) with oil  generation
being  insignificant.   In  1997  coal  and  natural  gas  supplied
approximately 92.0% and 8.0% respectively.  The increased gas usage is a trend that the Company expects to continue.
      The  Company's Asbury Plant is fueled primarily by coal  with oil  being  used as startup fuel. The Plant is currently burning  a coal  blend  consisting of approximately 90% Western coal  and  10%
local coal on a tonnage basis. Under normal conditions, the Company's targeted coal inventory supply at Asbury is approximately
45  days.  As of December 31, 1998, the Company had sufficient coal on  hand  to supply anticipated requirements at Asbury for 68  days due to seven additional train loads of coal the Company had delivered by an alternative carrier in anticipation of winter coal needs.
      The  Company's Riverton Plant fuel requirements are primarily met by coal with the remainder supplied by natural gas and oil. The Riverton Plant is currently burning a coal blend consisting of approximately 80% Western coal and 20% local coal on a tonnage
basis.   Under  normal  conditions,  the  Company's  targeted  coal inventory supply at Riverton is  45 days. As  of December 31, 1998,
the   Company  had  coal  supplies  on  hand  to  meet  anticipated requirements at the Riverton Plant for 36 days.
      The Company has a long-term contract, expiring in 2004, with a subsidiary of Peabody Holding Company, Inc. for the supply of low sulfur Western coal to meet its requirements for such coal at the Asbury and Riverton Plants during the term of the contract. This Peabody coal is supplied from the Rochelle and North Antelope mines located in Campbell County, Wyoming, and is shipped from there to the Asbury Plant by rail, a distance of approximately 800 miles. The coal is delivered under a transportation contract with Western Railroad Properties, Inc., Union Pacific Railroad Company and The Kansas City Southern Railway Company. The Company owns one 125-car unit train, which delivers Peabody coal to the
Asbury  Plant, and leases additional railcars on an as-needed  basis.   The
Peabody coal is transported from Asbury to Riverton via truck. Anticipated requirements for local coal at both Plants are supplied under a coal supply agreement with the Mackie-Clemens Fuel Company which expires on December 31, 1999.

     The Company filed suit against Union Pacific and Kansas City Southern Railway on August 22, 1997 seeking to void the existing contract and receive restitution for damages due to nonperformance. This suit was a result of the coal delivery problems plaguing the industry in past years that caused the Company's Western coal inventory to fall to a 20-day supply by the end of 1997. The action is pending.
     The Company's Energy Center and State Line combustion turbine facilities are fueled primarily by natural gas with oil being used as a backup fuel. The Company's policy is to maintain a supply of oil at these facilities which would support full load operation for approximately three days. Based on current and projected fuel prices, it is expected that these facilities will continue to be operated primarily on natural gas.
      The Company has a firm agreement with Williams Natural Gas Company, expiring December 31, 2011, for the transportation of natural gas to the Empire Energy Center, the State Line Power Plant or the Riverton Plant, as elected by the Company. The Company expects that its remaining gas transportation requirements, as well as the majority of its gas supply requirements, will be met by spot purchases. The Company historically has purchased natural gas on a short-term basis.
     Unit No. 1 at the Iatan Plant is a coal-fired generating unit which is jointly-owned by Kansas City Power & Light ("KCPL") (70%), St. Joseph Light & Power Company ("SJLP") (18%) and the Company (12%). Low sulfur Western coal in quantities sufficient to meet substantially all of Iatan's requirements is supplied under a long-term contract expiring on December 31, 2003, between the joint owners and the Thunder Basin Coal Company. The coal is transported by rail under a contract expiring on December 31, 2000, with Burlington Northern, Kansas City Southern Railway Company and the MO-KAN-TEX railroads. The remainder of Iatan Unit No. 1's requirements for coal are met with spot purchases.
      The following table sets forth a comparison of the costs, including transportation costs, per million btu of various types of fuels used in the Company's facilities:

                                1998    1997     1996
            Coal - Iatan        $0.857  $0.871   $0.847
            Coal - Asbury        1.100   1.088    1.116
            Coal - Riverton      1.214   1.235    1.250
            Natural Gas          2.495   2.665    2.365
            Oil                  4.386   4.137    4.437

     The Company's weighted cost of fuel burned per kilowatt-hour generated was 1.570 cents in 1998, 1.397 cents in 1997 and 1.403 cents in 1996. The increase in the Company's weighted fuel cost reflects increased natural gas usage in 1998.

Employees
     At December 31, 1998, the Company had 626 full-time employees, of whom 330 were members of Local 1474 of The International Brotherhood of Electrical Workers ("IBEW"). On November 8, 1996, the Company signed a three-year agreement with the IBEW expiring on October 31, 1999. The agreement provides, among other things, for a 3.0% increase in wages commencing on November 1, 1996, with additional minimum increases of 2.75% at November 1, 1997 and November 1, 1998. The Company expects to begin negotiations for a new union contract in late summer of 1999.

ELECTRIC OPERATING STATISTICS (1)
                              1998      1997       1996     1995       1994
Electric Operating Revenues
(000s):
  Residential                $100,567  $ 88,636   $ 86,014 $ 81,331 $  71,977
  Commercial                   71,810    64,940     61,811   58,430    54,052
  Industrial                   39,805    37,192    35,213    32,637    31,317
  Public authorities            5,559     4,995     4,180     3,745     3,509
  Wholesale on-system          10,928     9,730     9,482     8,360     8,173
  Miscellaneous                 4,006     3,341     3,639     3,345     2,393
    Total system              232,675   208,834   200,339   187,848   171,421
  Wholesale off-system          6,126     5,473     4,595     4,000     5,391
   Total electric operating $ 238,801 $ 214,307 $ 204,934 $ 191,848 $ 176,812 revenues
Electricity generated and
purchased (000s of Kwh):
  Steam                     2,228,103 2,372,914 2,231,062 2,374,021 2,495,055
  Hydro                        70,631    77,578    62,860    71,302    83,556
  Combustion turbine          439,517   211,872   162,679   170,479    51,358
    Total generated         2,738,251 2,662,364 2,456,601 2,615,802 2,629,969
  Purchased                 1,970,348 1,839,833 1,968,898 1,540,816 1,394,470
    Total generated and     4,708,599 4,502,197 4,425,499 4,156,618 4,024,439
 purchased
Interchange (net)              (1,894)    1,018    (1,087)   (5,851)      630
    Total system input      4,706,705 4,503,215 4,424,412 4,150,767 4,025,069
Maximum hourly system         916,000   876,000   842,000   815,000   741,000
 demand (Kw)
Owned capacity (end of        878,000   878,000   724,000   737,000   656,500
 period) (Kw)
Annual load factor (%)          55.72     55.38     56.85     55.15     57.32
Electric sales (000s of Kwh):
  Residential               1,548,630 1,429,787 1,440,512 1,350,340 1,264,721
  Commercial                1,246,323 1,171,848 1,154,879 1,086,894 1,018,052
  Industrial                  960,783   943,287   923,730   859,017   827,067
  Public authorities           98,675   101,122    95,652    90,543    86,463
  Wholesale on-system         299,256   273,035   262,330   243,869   234,228
    Total system            4,153,667 3,919,079 3,877,103 3,630,663 3,430,531
  Wholesale off-system        235,391   253,060   219,814   213,590   304,554
    Total electric sales    4,389,058 4,172,139 4,096,917 3,844,253 3,735,085
Company use (000s of Kwh)       8,940     9,688     9,584     9,559     9,260
Lost and unaccounted for      308,707   321,38 8  317,911   296,955   280,724
 (000s of Kwh)
    Total system input      4,706,705 4,503,215 4,424,412 4,150,767 4,025,069
Customers (average number
 of monthly bills rendered):
  Residential                 119,265   117,271   115,116   112,605   109,032
  Commercial                   21,774    21,323    20,758    20,098    19,175
  Industrial                      354       346       346       339       318
  Public authorities            1,739     1,720     1,696     1,637     1,558
  Wholesale on-system               7         7         7         7         7
    Total system              143,139   140,667   137,923   134,686   130,090
  Wholesale off-system              6         7         9         6         6
    Total                     143,145   140,674   137,932   134,692   130,096
Average annual sales per       12,985    12,192    12,514    11,992    11,600
 residential customer (Kwh)
Average annual revenue per    $843.22   $755.82   $747.19   $722.27   $660.14
residential customer
Average residential revenue      6.49c     6.20c     5.97c     6.02c    5.69c
 per Kwh
Average commercial revenue       5.76c     5.54c     5.35c     5.38c    5.31c
 per Kwh
Average industrial revenue       4.14c     3.94c     3.81c     3.80c    3.79c
 per Kwh

<footnote>
(1) See Item 8 - Financial Statements and Supplementary Data for additional financial information regarding the Company.

Executive Officers and Other Officers of the Registrant
     The names of the officers of the Company, their ages and years of service with the Company as of December 31, 1998, positions held and effective date of such positions are presented below. Each of the executive officers of the Company has held executive officer or management positions within the Company for at least the last five years.

            Age at                                        With the     Officer
Name       12/31/98  Positions with the Company        Company since    since

M.W.McKinney  54   President and Chief Executive Officer    1967       1982
                   (1997), Executive Vice President  -
                   Commercial   Operations    (1995),
                   Executive  Vice  President (1994),
                   Vice  President - Customer  Services
                   (1982), Director (1991)
V.E. Brill    57   Vice President - Energy Supply (1995)     1962       1975
                   Vice President - Finance (1983),
                   Director (1989)
R.B. Fancher  58   Vice President - Finance (1995), Vice     1972       1984
                   President - Corporate Services (1984)
C.A. Stark    54   Vice President - General Services (1995)  1980       1995
                   Director of Corporate Planning (1988)
W.L. Gipson   41   Vice President - Commercial Operations    1981       1997
                   (1997), General  Manager (1997),
                   Director of Commercial Operations (1995),
                   Economic Development Manager (1987)
D.W. Gibson   52   Director  of  Financial  Services  and    1979       1991
                   Assistant Secretary (1991)
G.A. Knapp    47   Controller   and  Assistant  Treasurer    1978       1983
                   (1983)
J.S. Watson   46   Secretary-Treasurer (1995),               1994       1995
                   Accounting Staff Specialist (1994)

Regulation
      General. The Company, as a public utility, is subject to the jurisdiction of the Missouri Public Service Commission ("Missouri Commission"), the State Corporation Commission of the State of Kansas ("Kansas Commission"), the Corporation Commission of Oklahoma ("Oklahoma Commission") and the Arkansas Public Service Commission ("Arkansas Commission") with respect to services and facilities, rates and charges, accounting, valuation of property, depreciation and various other matters. Each such Commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. The Kansas Commission also has jurisdiction over the issuance of securities. The Company's transmission and sale at wholesale of electric energy in interstate commerce and its facilities are also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale; the sale, lease or other disposition of such facilities and accounting matters. See discussion of FERC Orders 888 and 889 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition."
      The Company's Ozark Beach Hydroelectric Plant is operated under a license from FERC. See Item 2, "Properties - Electric Facilities." The Company is disputing a Headwater Benefits Determination Report it received from FERC on September 9, 1991. The report calculates an assessment to the Company for headwater benefits received at the Ozark Beach Hydroelectric Plant for the period 1973 through 1990 in the amount of $705,724, and calculates an annual assessment thereafter of $42,914 for the years 1991 through 2011. The Company believes that the methodology used in making the assessment was incorrect and is contesting the determination. As of December 31, 1998, FERC had not responded to the comments filed by the Company on July 31, 1992. The Company is currently accruing an amount monthly equal to what it believes the correct assessment to be.

      During 1998, approximately 93% of the Company's electric operating revenues were received from retail customers. Approximately 88%, 6%, 3% and 3% of such retail revenues were derived  from  sales  in Missouri, Kansas, Oklahoma  and  Arkansas, respectively. Sales subject to FERC jurisdiction represented approximately 7% of the Company's electric operating revenues during 1998.
      Rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Revenues and Kilowatt-Hour Sales" for information concerning recent electric rate proceedings.
      Fuel Adjustment Clauses. Fuel adjustment clauses permit changes in fuel costs to be passed along to customers without the need for a rate proceeding. Fuel adjustment clauses are not permitted under Missouri law. Pursuant to an agreement with the Kansas Commission, entered into in connection with a 1989 rate proceeding, a fuel adjustment clause is not applicable to the Company's retail electric sales in Kansas. Automatic fuel adjustment clauses are presently applicable to retail electric sales in Oklahoma and system wholesale kilowatt-hour sales under FERC jurisdiction. Arkansas has implemented an Energy Cost Recovery Rider that replaces the previous fuel adjustment clause. This rider is adjusted for changing fuel and purchased power costs on an annual basis rather than the monthly adjustment used by the previous fuel adjustment clause. Any increases in fuel costs may be recovered in Missouri and Kansas only through rate filings made with the appropriate Commissions.

Environmental Matters
      The Company is subject to various federal, state, and local laws and regulations with respect to air and water quality as well as other environmental matters. The Company believes that its operations are in compliance with present laws and regulations.
      Air. The 1990 Amendments to the Clean Air Act ("1990 Amendments") affect the Asbury, Riverton, and Iatan Power Plants. Under the 1990 Amendments, each of these plants was designated as either a Phase I or Phase II facility, dictating when each such plant would become an "affected unit" for purposes of sulfur dioxide ("SO2") and nitrogen oxide ("NOx"). The Company, however, has the option to elect to make a particular plant an affected unit for either SO2 or NOx at an earlier date. When a plant becomes an affected unit for a particular emission, it locks in the then current emission standards. The Asbury Plant is a Phase I facility that became an affected unit for SO2 under the 1990 Amendments on January 1, 1995. The Asbury Power Plant will become an affected unit for NOx on January 1, 2000. The Riverton Plant is classified as a Phase II facility, meaning it would not become an affected unit for SO2 or NOx until January 1, 2000. However, the Company elected to make Riverton an affected unit for NOx in November 1996, locking in the then current NOx emission standards of .50 and .45 parts per million btu's burned for the respective units. The Riverton Plant will become an affected unit for SO2 on January 1, 2000. The Iatan Plant is classified as a Phase II facility, which will become an affected unit for both SO2 and NOx on January 1, 2000.

     SO2 Emissions. Under the 1990 Amendments, the amount of SO2 an affected unit can emit is regulated. Each affected unit has been awarded a specific number of emission allowances, each of which allows the holder to emit one ton of SO2. Utilities covered by the 1990 Amendments must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. Allowances may be traded between plants, utilities or "banked" for future use. A market for the trading of emission allowances exists on the Chicago Board of Trade. The Environmental Protection Agency (the "EPA"), withholds annually a percentage of the emission allowances awarded to each affected unit and sells those emission allowances through a direct auction. The Company receives compensation from the EPA for the sale of these allowances.
      In 1998, the Asbury Plant used approximately 52% of its available SO2 emission allowances. In the year 2000, the number of SO2 emission allowances that the Asbury Plant will receive each year is expected to decline by approximately one-half (before EPA withholding) and the Company anticipates (based on current operations) that the Plant will use slightly more allowances than the number available to it, in which case allowances would have to be supplied by the Company or purchased on the open-market.
      When the Iatan Unit becomes an affected unit with respect to SO2 in 2000, it is expected to be deficient in allowances by a margin of approximately 25% based on current operating conditions. Any needed allowances will be supplied by the respective owners from present inventories or by open-market purchases.
       The Riverton Plant's level of emissions will require significantly more allowances than the number awarded to the Plant when the facility becomes an affected unit for SO2 in 2000. The Company is evaluating various methods to achieve compliance with these requirements including using any available allowances from the Asbury plant, purchasing allowances from other sources, modifying certain equipment to permit the use of greater percentages of low sulfur coal, increasing the use of natural gas as a fuel at the Plant and purchasing additional power.
     NOx Emissions. The EPA has established the NOx emission limit for cyclone boilers, like the Asbury Power Plant, at 0.86 lbs/MMBTU effective on January 1, 2000. The Company is currently installing NOx control modifications that will reduce NOx emissions to meet these new requirements. The Company estimates the cost of such compliance to be approximately $0.85 million. The Iatan Plant and the Riverton Plant as currently operated are each in compliance with the NOx limits applicable to them under the 1990 Amendments.
       In September 1998, the EPA issued a final NOx State Implementation Plan call ("the SIP Call") to address the regional transport of ground-level ozone, the main component of smog. When emitted, NOx reacts with volatile organic chemicals in the presence of sunlight to form ground level ozone. The rule requires the District of Columbia and 22 Midwestern and Eastern states, including the entire state of Missouri (but excluding Kansas, Arkansas and Oklahoma), to reduce NOx emissions up to 85% below the levels established by the 1990 Amendments. State Implementation Plans ("SIPs") for the reduction of smog-causing emissions of NOx must be submitted by the States to the EPA in September 1999. The Missouri Department of Natural Resources ("MDNR") is developing its SIP for review by the EPA.

    The Asbury, State Line, Energy Center and Iatan Power Plants are affected by this SIP Call. If unchanged, this SIP Call would require installation of additional NOx control equipment at the Asbury and Iatan Power Plants by April 1, 2003 and the possible purchase of NOx credits for the Energy Center and State Line Power Plants. The Company is proceeding with the development of compliance plans, including cost determination. The EPA SIP Call also establishes a Federal NOx Trading Program similar to the SO2 allowance trading system described above. Allowance needs for the Asbury, State Line and Energy Center Plants cannot be determined until the MDNR SIP is developed and approved by the EPA.
     The Company has joined two litigations running concurrently in the Washington D.C. Circuit Court against the EPA SIP Call. One suit has been filed by the Midwest Ozone Group and another by an alliance of western Missouri utilities. A request for an expedited review of the cases has been granted. However, the Company does not expect to have a decision before April 2000. If the litigation is unsuccessful, the Company will be required to install additional NOx control equipment at the Asbury Power Plant at an estimated capital cost of approximately $16 million and which will take approximately three years to complete. This equipment would result in additional operating costs of approximately $2.5 - $5 million annually. Such estimated capital cost is not currently included in the Company's construction budget.
     Water. The Company operates under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line facilities are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required. The Asbury permit is under review at the present time and should be issued in Spring 1999.
      Other. Under Title 5 of the 1990 Amendments, the Company must obtain site operating permits for each of its plants from the authorities in the state in which the plant is located. These permits, which are valid for five years, regulate the plant site's total emissions; including emissions from stacks, individual pieces of equipment, road dust, coal dust and steam leaks. The Company submitted applications for these permits in 1997 in accordance with the 1990 Amendments and have received final permits for the Energy Center and State Line Power Plants. The Company has received the draft permit for Asbury and expects the final permit to be issued by mid-1999. The Riverton Permit application is under review by the Kansas Department of Health and Environment.

Conditions Respecting Financing
      The Company's Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the
"Mortgage"), and its Restated Articles of Incorporation (the "Restated Articles"), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The Mortgage generally permits the issuance of additional bonds only if net earnings (as defined) for a specified twelve-month period are at least twice the annual interest requirements on all bonds at the time outstanding, including the additional issue and all indebtedness of prior rank. Under this test, on December 31, 1998, the Company could have issued under the Mortgage approximately $205.5 million principal amount of additional bonds (at an assumed interest rate of 6.50%). In addition to the interest coverage requirement, the Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 1998, the Company had retired bonds and net property additions which would enable the issuance of at least $112.5 million principal amount of bonds.
       Under the Restated Articles, (a) additional cumulative preferred stock may be issued only if net income of the Company available for interest and dividends (as defined) for a specified twelve-month period is at least 1-1/2 times the sum of the annual interest requirements on all indebtedness and the annual dividend requirements on all cumulative preferred stock, to be outstanding immediately after the issuance of such additional shares, and (b) the amount of unsecured indebtedness outstanding may not exceed 20% of the sum of the outstanding secured indebtedness plus the capital and surplus of the Company. Under these restrictions, based on the twelve months ended December 31, 1998, the Company could issue shares of cumulative preferred stock with an aggregate par value of approximately $136.0 million (8-1/8% dividend rate assumed) and at December 31, 1998, the Company could incur maximum unsecured indebtedness of approximately $101.5 million.


ITEM 2. PROPERTIES

Electric Facilities
      At December 31, 1998, the Company owned generating facilities (including its interest in Iatan Unit No. 1) with an aggregate generating capacity of 878 megawatts.
      The principal electric generating plant of the Company is the Asbury Plant with 213 megawatts of generating capacity. The Plant, located near Asbury, Missouri, is a coal-fired generating station with two steam turbine generating units. The Plant presently accounts for approximately 24% of the Company's owned generating capacity and in 1998 accounted for approximately 43% of the energy generated by the Company and 25% of the total energy sold by the Company. Routine plant maintenance, during which the entire Plant is taken out of service, is scheduled once each year, normally for approximately four weeks in the spring. Every fifth year the spring outage is scheduled to be extended to a total of six weeks to permit inspection of the Unit No. 1 turbine. The last such outage was in 1996 and the next such extended outage will occur in 2001. See Item 7 for additional information concerning the maintenance outage. The Unit No. 2 turbine is inspected approximately every 35,000 hours of operations. The unit can be overhauled without Unit No. 1 having to come off-line. When the Asbury Plant is out of service, the Company typically experiences increased purchased power and fuel costs associated with replacement energy. See Item 1 "Business - Regulation - Fuel Adjustment Clauses," for additional information concerning increased purchased power and fuel costs.

      The Company's generating plant located at Riverton, Kansas, has two steam-electric generating units with an aggregate generating capacity of 92 megawatts and three gas-fired combustion turbine units with an aggregate generating capacity of 44 megawatts. The steam-electric generating units burn coal as a primary fuel and have the capability of burning natural gas. The five-year scheduled maintenance outage for the Riverton Plant occurred during the second quarter of 1998.
      The Company owns a 12% undivided interest in the 670-megawatt coal-fired Unit No. 1 at the Iatan Generating Station located 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. The Company is entitled to 12% of the unit's available capacity and is obligated to pay for that percentage of the operating costs of the Unit. KCPL and SJLP own 70% and 18%, respectively, of the Unit. KCPL operates the unit for the joint owners. See Note 9 of "Notes to Financial Statements" under Item 8.
      The Company also has two combustion turbine peaking units at the Empire Energy Center in Jasper County, Missouri, with an aggregate generating capacity of 180 megawatts. These peaking units operate on natural gas as well as oil.
     The Company's State Line Power Plant, which is located west of Joplin, Missouri, consists of two combustion turbine units with an aggregate generating capacity of 253 megawatts. These units burn natural gas as a primary fuel and have the capability of burning oil. Unit No. 1 was placed in service in mid-1995 and Unit No. 2 was placed in service in mid-1997. Reference is made to Item 1 "Business - Electric Generating Facilities and Capacity" and Item 1 "Business - Construction Program" for information with respect to the plans for expansion of the generating capacity at the State Line Power Plant. Upon commercial operation of the State Line Project, the Company would have generating capacity of 101 megawatts from State Line Unit No. 1 and 300 megawatts (60% of 500) from the combined cycle unit, resulting in an aggregate capacity of 401 megawatts.
      The Company's hydroelectric generating plant, located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts, subject to river flow. The Company has a long-term license from FERC to operate this plant which forms Lake Taneycomo in Southwestern Missouri.
      At December 31, 1998, the Company's transmission system consisted of approximately 22 miles of 345 kV lines, 412 miles of 161 kV lines, 756 miles of 69 kV lines and 81 miles of 34.5 kV lines. Its distribution system consisted of approximately 6,104 miles of line.
      The electric generation stations owned by the Company are located on land owned in fee. The Company owns a 3% undivided interest as tenant in common with KCPL and SJLP in the land for the Iatan Generating Station. Substantially all the electric transmission and distribution facilities of the Company are located either (1) on property leased or owned in fee; (2) over streets, alleys, highways and other public places, under franchises or other rights; or (3) over private property by virtue of easements obtained from the record holders of title. Substantially all property, plant and equipment of the Company are subject to the Mortgage.

Water Facilities
      The Company also owns and operates water pumping facilities and distribution systems consisting of a total of approximately 78 miles of water mains in three communities in Missouri.

ITEM 3. LEGAL PROCEEDINGS

     No legal proceedings required to be disclosed by this Item are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      The Company's common stock is listed on the New York Stock Exchange. On March 1, 1999, there were 9,040 record holders of its common stock. The high and low sale prices for its common stock reported in The Wall Street Journal as New York Stock Exchange composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter of 1998 and 1997 were as follows:

                        Price of Common Stock               Dividends Paid
                            1998              1997             Per Share
                        High     Low      High     Low       1998    1997
     First Quarter     $22.500  $18.375  $19.250  $17.750   $0.32    $0.32
     Second Quarter     22.500   20.000   18.375   16.000    0.32     0.32
     Third Quarter      23.375   19.313   18.250   16.250    0.32     0.32
     Fourth Quarter     26.125   20.875   19.938   17.313    0.32     0.32

      Holders of the Company's common stock are entitled to dividends if, as, and when declared by the Board of Directors of the Company, out of funds legally available therefor, subject to the prior rights of holders of the Company's outstanding cumulative preferred stock and any preference stock.
      The Mortgage and the Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that the Company may not declare or pay any dividends (other than dividends payable in shares of its common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, its common stock if the cumulative aggregate amount thereof after August 31, 1944, (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to the rights and liabilities of the Company by a merger or consolidation. As of December 31, 1998, said dividend restriction did not affect any of the retained earnings of the Company.

      The Company's Dividend Reinvestment and Stock Purchase Plan (the "Reinvestment Plan") allows common and preferred stockholders to reinvest dividends of the Company into newly issued shares of the Company's common stock at 95% of a market price average calculated pursuant to the Reinvestment Plan. Stockholders may also purchase, for cash and within specified limits, additional stock at 100% of such market price average. The Company may elect to make shares purchased in the open market rather than newly issued shares available for purchase under the Reinvestment Plan. If the Company so elects, the purchase price to be paid by Reinvestment Plan participants  will  be  100% of the cost to  the  Company  of  such
shares.   Participants  in  the  Reinvestment  Plan  do   not   pay
commissions or service charges in connection with purchases under the Reinvestment Plan.
      On August 1, 1998 the Company implemented a new Stock Unit Plan for Directors. See Note 3 of "Notes to Financial Statements" under Item 8 for additional information regarding this plan.
During   1998,  34,214  units  were  granted  upon  conversion   of
previously earned retirement benefits, 1,681 units were granted for services provided in 1998 and 1,068 units were granted pursuant to the Reinvestment Plan. Securities issued under the Stock Unit Plan for Directors will not be registered under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
     The Company has a shareholders rights plan which expires July 25, 2000, under which each of its common stockholders has one-half a Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group ("Acquiring Person")) will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. See Note 4 of "Notes to Financial Statements" under
Item 8 for further information.
      The By-laws of the Company provide that K.S.A. Sections 17-1286 through 17-1298, the Kansas Control Share Acquisitions Act, will not apply to control share acquisitions of the Company's capital stock.
     See Note 3 of "Notes to Financial Statements" under Item 8 for additional information regarding the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

                               1998      1997       1996      1995      1994
Operating revenues         $ 239,858 $ 215,311  $ 205,984 $ 192,838 $ 177,757
Operating income           $  47,372 $  40,962  $  36,652 $  33,151 $  32,005
Total allowance for funds  $     409 $   1,226  $   1,420 $   2,239 $   1,715
 used during construction
Net income                 $  28,323 $  23,793  $  22,049  $ 19,798 $  19,683
                                                                  (1)
Earnings applicable to     $  25,912 $  21,377  $  19,633  $ 17,381 $  18,120
 common stock                                                     (1)
Weighted average number of
 common shares           16,932,704 16,599,269 16,015,858 14,730,902 13,734,231
 outstanding
Basic and diluted earnings
per weighted average
  shares outstanding       $   1.53  $    1.29  $   1.23   $   1.18(1$  1.32
Cash dividends per common  $   1.28  $    1.28  $   1.28   $   1.28  $  1.28
share
Common dividends paid as a
percentage of earnings
applicable to common stock    83.7%      99.4%    104.5%     108.9%    97.0%
common stock
Allowance for funds used
during construction as a
  percentage of earnings
applicable to common stock    1.6%       5.7%       7.2%      12.9%     9.5%
Book value per common share
outstanding at end
   of year                 $ 13.40   $  13.03    $ 12.93   $ 12.67   $ 12.42
Capitalization:
  Common equity            $ 229,791 $ 219,034   $ 213,091 $ 193,137 $ 173,780
  Preferred stock without
  mandatory redemption
  provisions               $  32,634 $  32,902   $  32,902 $  32,902 $  32,902
  First mortgage bonds     $ 246,093 $ 196,385   $ 219,533 $ 194,705 $ 184,977
Ratio of earnings to fixed
charges                         3.32      3.01        3.11      2.90      3.16
Ratio of earnings to combined
 fixed charges and
 preferred stock
dividend requirements           2.78      2.50        2.53      2.36      2.70
Total assets               $ 653,294 $ 626,465   $ 596,980 $ 557,368 $ 520,213
Utility plant in service
 at original cost          $ 831,496 $ 797,839   $ 717,890 $ 682,609 $ 611,360
Utility plant expenditures
during the year            $  47,366 $  53,280   $  59,373 $  49,217 $  71,649

<footnote>
(1) Reflects a pre-tax charge of $4,583,000 for certain one-time costs associated with the Company's voluntary early retirement program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
      The following discussion analyzes significant changes in the results of operations for the year ended December 31, 1998, compared to the year ended December 31, 1997, and for the year ended December 31, 1997, compared to the year ended December 31, 1996.

Operating Revenues and Kilowatt-Hour Sales
      Of the Company's total electric operating revenues during 1998, approximately 42% were from residential customers, 30% from commercial customers, 17% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                   Kwh Sales     Revenues
                                 1998   1997    1998   1997
             Residential         8.3%   (0.7)%  13.5%  3.1%
             Commercial          6.4     1.5    10.6   5.1
             Industrial          1.9     2.1     7.0   5.6
             Wholesale On-       9.6     4.1    12.3   2.6
             System
              Total System       6.0     1.1    11.3   4.5

      Kwh sales for the Company's on-system customers increased during 1998 primarily due to above-average temperatures during the second and third quarters. Revenues increased more than the corresponding increase in Kwh sales primarily due to increased rates in Missouri and Arkansas as reflected in the table below and the winter/summer differential in rates. This differential results from summer rates being higher than winter rates, so warm summer temperatures that increase summer Kwh usage cause the corresponding annual revenues to increase at a greater rate. Customer growth increased slightly to 1.79% in 1998 as compared to 1.68% in 1997. Residential Kwh sales increased 8.3% while commercial Kwh sales increased 6.4% as compared to 1997, primarily due to the above-
average temperatures. Industrial classes, although not particularly weather-sensitive, also showed an increase in Kwh sales and revenues due to continued increases in business activity throughout the Company's service territory as well as the Missouri and Arkansas rate increases.
     On-system wholesale Kwh sales were up significantly in 1998, reflecting the warm summer temperatures and the continued increases in business activity. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to such FERC regulated sales. This clause permits changes in fuel and purchased power costs to be passed along to customers without the need for a rate proceeding.
     Kwh sales for the Company's on-system customers increased only slightly during 1997 due to cool summer weather, while revenues increased more than the corresponding increase in Kwhs primarily due to increased rates in Missouri as reflected in the table below. Customer growth slowed from 2.33% in 1996 to 1.68% in 1997. Residential Kwh sales decreased slightly compared to 1996 due to a milder first half of 1997 while revenues for the period increased because of increases in Missouri rates during the last half of 1997. Commercial and industrial classes showed an increase in Kwh sales and revenues in 1997 because their sales are not as impacted by weather. Revenues from the on-system wholesale customers increased more than the Kwh sales for that class due to the operation of the fuel adjustment clause.

  The following table sets forth information regarding electric rate increases affecting the revenue comparisons discussed above:

                                                        Percent
                       Date     Increase     Increase   Increase     Date
       Jurisdiction  Requested  Requested    Granted    Granted    Effective
       Arkansas      02-19-98  $   618,497  $   358,848   6.60%     08-24-98
       Missouri      08-30-96   23,438,000   13,589,364   8.25%         *

<footnote>
       * An increase of $10,589,364 was granted effective 07-28-97. An additional $3,000,000 increase became effective 09-19-97.

      The Company's future revenues from the sale of electricity will continue to be affected by economic conditions, business activities, competition, deregulation of the energy industry, weather, regulation, changes in electric rate levels and changing patterns of electric energy use by customers. Inflation affects the Company's operations in that historical costs rather than current replacement costs are recovered in the Company's rates.

Off-System Transactions
      In addition to sales to its own customers, the Company sells power to other utilities to the extent it is available and provides transmission service through its system for transactions between other energy suppliers. During 1998 revenues from such off-system transactions were approximately $8.3 million as compared to approximately $7.6 million during 1997 and approximately $6.3 during 1996. The margin on such off-system sales is lower than on sales to the Company's on-system customers. In addition, pursuant to an order issued by the FERC and subsequent tariffs filed by the Company and SPP, these off-system sales have been opened up to competition. The Company cannot predict, however, the effect such competition will have on its future operations or financial results. See "- Competition" below for more information on these open-access tariffs.

Operating Revenue Deductions
      During 1998, total operating expenses increased approximately $7.5 million (6.6%) compared to the prior year. Total fuel costs were up approximately $5.8 million (16.0%) due primarily to the increased generation from higher-cost gas-fired combustion turbine units at both State Line and the Energy Center. This increased generation was due to increased customer demand in the second and third quarters of 1998 resulting from the warmer temperatures. Increased gas usage is a trend the Company expects to continue, especially when the State Line Project begins commercial operation. Natural gas prices were lower by 3.0% during 1998 as compared to 1997, helping to offset some of the increased fuel expense. Total purchased power costs increased slightly by approximately $0.4 million (0.9%) during 1998.

      Other operating expenses increased approximately $1.3 million (4.3%) during 1998, compared to 1997, due primarily to increases in customer accounts expense and administrative and general expense. Approximately $0.7 million of this increase was a one-time charge due to the initiation of the Directors Stock Unit Plan, a stock-based retirement compensation program for the Company's Directors. Maintenance and repairs expense increased approximately $4.7 million (36.4%) during 1998. Scheduled maintenance resulting from increased usage of the gas-fired combustion turbines at the Energy Center and the State Line Power Plant accounted for approximately $2.8 million of this increase while approximately $1.1 million resulted from the first quarter spring maintenance outage at the Asbury Plant and the second quarter five-year scheduled maintenance outage at the Riverton Plant. Transmission and distribution system maintenance contributed $0.8 million to the increase. Maintenance and repair expense is expected to increase significantly in the first quarter of 1999 as a result of a New Year's Day ice storm that interrupted service to approximately 35,000 of the Company's Missouri and Kansas customers over a three day period.
      Depreciation and amortization expense increased approximately $1.6 million (6.8%) during 1998, compared to 1997, due to increased levels of plant and equipment placed in service. Total income taxes increased approximately $3.2 million (24.5%) during 1998 due primarily to higher taxable income during the current year. See
Note 8 of "Notes to Financial Statements" for additional information regarding income taxes. Other taxes were up approximately $1.2 million (10.3%) during the year largely as a result of increased property taxes and city franchise taxes.
      During 1997, total operating expenses increased approximately $2.9 million (2.6%) compared to the prior year. Total fuel costs were up approximately $2.5 million (7.6%) during 1997, due primarily to increased generation from higher-cost gas-fired combustion turbine units at both State Line and the Energy Center. This increased generation was due to increased customer demand in the third and fourth quarters of 1997, as well as decreased energy availability in the SPP during the month of October. Natural gas prices were also higher by 7.8% during 1997 than in 1996.
     Total purchased power costs decreased slightly during 1997, due primarily to increased usage of the Company's own generation facilities. Unit No. 2 at the State Line Power Plant was placed in commercial operation on June 18, 1997, and added 152 megawatts of capability. Although Asbury underwent an extended five-week spring outage in 1997, the plant was back on line ahead of schedule and went on to record a new continuous run record of 170 days and a record availability rate of 88.5 %.
     Other operating expenses increased during 1997, compared to 1996, due primarily to an increase in production expenses related to the extended Asbury Plant outage in the spring of 1997. Maintenance and repairs expense decreased during 1997 as a result of decreased levels of distribution system maintenance. Depreciation and amortization expense increased due to increased levels of plant and equipment placed in service during 1997, particularly Unit No. 2 at the State Line Power Plant. Total income taxes increased due to higher taxable income. Other taxes decreased slightly during the year.

Nonoperating Items
      Total allowance for funds used during construction ("AFUDC") amounted to approximately 1.6% of earnings applicable to common stock during 1998, 5.7% during 1997, and 7.2% during 1996. AFUDC decreased significantly during 1998 as well as 1997, reflecting lower levels of construction work in progress, particularly due to the completion of State Line Unit No. 2.

      Interest charges on first mortgage bonds increased $1.3 million (7.7%) compared to the prior year due to the issuance of $50 million of the Company's First Mortgage Bonds in April, 1998. These proceeds were used to repay $23 million of the Company's
First Mortgage Bonds due May 1, 1998 and to repay short-term indebtedness, including that incurred in connection with the Company's construction program. As a result, commercial paper interest decreased $0.5 million (42.3%) during the year due to decreased usage of short-term debt for financing purposes, while interest income increased, reflecting the higher balances of cash available for investment.
      Other-net deductions increased approximately $0.4 million during 1998, compared to 1997, due primarily to one-time startup costs for the Company's non-regulated ventures, such as home security and fiber optics leasing.

Earnings
      Basic and diluted earnings per weighted average share of common stock were $1.53 during 1998 compared to $1.29 in 1997. Increased revenue resulted mainly from the unusually warm second and third quarters of 1998. The 1998 Arkansas rate increase and the 1997 Missouri rate increases also favorably impacted the Company's operating results in 1998, as the Missouri jurisdiction accounts for approximately 90% of the on-system retail sales of the Company.
      Earnings per share of Common stock were $1.29 during 1997 compared to $1.23 in 1996. Increased revenue, resulting mainly from the increase in Missouri rates in 1997, was partially offset by a cool summer and fairly mild winter as well as increases in fuel costs and decreased levels of AFUDC.

Competition

      Federal regulation, such as The National Energy Policy Act of 1992 (the "Energy Act") has promoted and is expected to continue to promote competition in the electric utility industry. The Energy Act, among other things, eases restrictions on independent power producers, delegates authority to the FERC to order wholesale wheeling and grants individual states the power to order retail wheeling. At this time, Oklahoma is the only state in which the Company operates that has taken any such action. In Missouri, the Joint Committee of the Missouri legislature received testimony during 1997 and 1998 but there was no legislative action taken. In Kansas, although different bills were introduced into the House and Senate during 1997, no legislative action was taken in 1997 or in 1998. Discussions regarding deregulation, however, are expected to continue in Missouri and Kansas throughout 1999. In Oklahoma, the Electric Restructuring Act of 1997 was passed by the Legislature and signed into law by the Governor. The bill, with a target date of July 1, 2002, was designed to provide for the orderly restructuring of the electric utility industry in the state and move the state toward open competition for electric generation. In Arkansas, the House and Senate passed a concurrent resolution in 1997 requesting a study of the impact of competition on the electric utility industry. Legislation has been introduced in Arkansas with a target date of 2002.

      In April 1996, the FERC issued Order No. 888 (the "Order") which requires all electric utilities that own, operate, or control interstate transmission facilities to file open access tariffs that offer all wholesale buyers and sellers of electricity the same transmission services that they provide themselves. The utility would have to take service under those tariffs for its own wholesale power transactions. The Order requires a functional unbundling of transmission and power marketing services. The Order also provides stranded cost recovery mechanisms for utilities to recover costs that were incurred to serve wholesale customers that would no longer be recoverable as a result of the customer departing  the system and obtaining electric service  from  another supplier.
      In accordance with the Order, on July 9, 1996, the Company filed its open access transmission tariff (the "Company Tariff") with the FERC. Following an extensive audit and discussions, the Company, the FERC and intervenors reached a settlement on August 1,
1997.   The  rates  submitted  with the settlement,  applicable  to customers who did not have service agreements in effect, were  made
effective  as  of  July  9,  1996.   For  customers  with   service
agreements in effect, the Company Tariff will not be applicable until a rate increase has been filed, which may not be made prior to June 1999.
      On December 19, 1997, the SPP filed its own open access transmission tariff (the "Regional Tariff") on behalf of its members to provide pool-wide, short-term transmission services using pricing which is based on distance. As of June 1, 1998, the date the FERC declared the Regional Tariff effective, the SPP began providing short-term firm and non-firm point-to-point transmission
services for periods of less than one year under this tariff.   The
SPP, on December 1, 1998, filed proposed revisions to the Regional Tariff that included the addition of long-term point-to-point transmission service as a service offered under the Regional Tariff (along with a few other minor changes). The FERC accepted the amended tariff, making it effective January 30, 1999 as to minor changes and effective April 1, 1999 as to the inclusion of the long-term transmission services. A transmission customer taking long-term firm point-to-point transmission service through or out of the SPP, will pay one charge for service. That rate, if the load originates outside the SPP, will be a single system-wide rate based on the weighted average rate of each SPP member's zone through which the load passes. The rate for each zone is based on such member's rate for long-term firm service under its individual open
access  tariffs.   In  addition,  if  the  load  originates  in   a
particular member's zone, then the system-wide rate will be based solely on such member's rate under its own tariff. Rates for short-term transmission services are computed much the same way as for long-term transmission services, except that the rates may be discounted by the SPP or a particular member, as appropriate.

  The Regional Tariff, as amended, applies to many of the transmission services for which the Company Tariff was designed. Where that is the case, the Company will have to share revenues received from such transmission services with other members of the SPP based on a megawatt mile method of calculating transmission service charges. However, the Company Tariff will apply instead of the Regional Tariff to, and the Company will receive 100% of the revenues from, (1) all transmission services for which the load originates within the Company's zone and does not pass through the zone of any other member of the SPP and (2) all long-term firm point-to-point transmission services provided by the Company pursuant to contracts entered into prior to April 1, 1999. The availability of purchased power in the bulk power market, generation fuel costs and the requirements of other electric systems are all factors that affect the amount of power purchased and wheeled through the Company's and the SPP's transmission system each year. As a result, the Company cannot predict the effect of these tariffs on its future operations or financial results due to its inability to predict these factors.
     Several factors exist which may enhance the Company's ability to compete as deregulation occurs. The Company is able to generate and purchase power relatively inexpensively; during 1998, the Company's retail rates were approximately 30% less than the electric industry average. In addition, less than 5% of the Company's electric operating revenues are derived from sales to on-system wholesale customers, the type of customer for which the FERC is already requiring open access. At the same time, the Company could face increased competitive pressure as a result of its reliance on relatively large amounts of purchased power and its extensive interconnections with neighboring utilities. The Company cannot predict, however, the ultimate effect competition or regulatory change will have on its future operations or financial results, but such effects may be material.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's construction-related expenditures totaled approximately $51.9 million, $56.7 million, and $62.3 million in 1998, 1997 and 1996, respectively. Approximately $10.8 million of construction expenditures during 1998 were related to the State Line Power Plant including advance payments on the new construction planned in connection with the State Line Project and remaining payments related to the construction of Unit No. 2 at the State Line Power Plant, which was placed in service in mid-1997. Additions to the Company's transmission and distribution systems to accommodate customer growth represented approximately $25.5 million of construction expenditures during 1998. Approximately $3.5 million of the above-mentioned construction expenditures for 1998 is related to the Company's investment in fiber optics cable and equipment which the Company plans to utilize and to lease to other entities. Approximately 65% of construction expenditures and other funds requirements for 1998 were satisfied internally from operations.
     The Company estimates that its construction expenditures will total approximately $64.6 million in 1999, $98.8 million in 2000 and $66.5 million in 2001. Of these amounts, the Company anticipates that it will spend $18.0 million, $22.1 million and $22.6 million in 1999, 2000 and 2001, respectively, for additions to the Company's distribution system to meet projected increases in customer demand. These construction expenditure estimates also include approximately $25.7 million, $41.9 million and $21.6 million in 1999, 2000 and 2001 respectively, for the construction of new generating facilities as part of the State Line Project discussed in the following paragraph.

     The Company announced on October 2, 1998 its plans for the construction of a 350-megawatt addition to the State Line Power Plant. This State Line Project would consist of an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment. It is estimated that construction would begin in the fall of 1999 and that the State Line Project would be operational by June 2001. The Company announced on February 4, 1999 that it had entered into a Memorandum of Understanding which contemplates entering into a joint ownership agreement under which the Company would own an undivided 60% interest in the State Line Project with Western Resources owning the remainder. The Company would also be entitled to 60% of the capacity of the State Line Project. The Company would contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the State Line Project, and as a result, upon commercial operation, the State Line Project would provide the Company with 150 megawatts of additional capacity. The total cost of the State Line Project is estimated to be $185 million (of which $100 million is expected to be the Company's share).
     The Company estimates that internally generated funds will provide approximately 40% of the funds required between 1999 and 2001 for estimated construction expenditures. As in the past, in order to finance the additional amounts needed for such construction, the Company intends to utilize short-term debt and sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan as well as internally-generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. See Note 5 of "Notes to Financial Statements" regarding the Company's line of credit.
      On April 28, 1998, the Company sold to the public in an underwritten offering $50 million aggregate principal amount of its First Mortgage Bonds, 6 1/2% Series due 2010. The net proceeds from this sale were added to the Company's general funds and were used to repay $23 million of the Company's First Mortgage Bonds, 5.70% Series due May 1, 1998 and to repay short-term indebtedness, including indebtedness incurred in connection with the Company's construction program.
      As of December 31, 1998, the Company's ratings for its first mortgage bonds, preferred stock and commercial paper were as follows:

                            Duff & Phelps   Moody's   Standard & Poor's
       First Mortgage Bonds      A+           A2             A-
       Preferred Stock           A            a3             BBB
       Commercial Paper          D-1          P-1            A-2

YEAR 2000

Year 2000 Background

        Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century change. As a result, computer systems may fail completely or produce erroneous results unless corrective measures are taken. The Company is engaged in an on-going project to identify, evaluate and implement changes to both information technology ("IT") and non-IT systems in order to achieve Year 2000 readiness. The Company has also become a member of the Edison Electric Institute's Year 2000 Committee and the Electric Power Research Institute's Y2K Embedded Systems Program in order to assist in the implementation of its Year 2000 Readiness Plan. In addition, the Company is participating in the North American Electric Reliability Council's ("NERC") efforts to prepare mission critical systems for Year 2000 readiness. NERC's target is to have all mission critical electric power production, transmission, and delivery systems Year 2000 ready  by  June  30,  1999.  The Company  is  working  within  that framework and plans to participate in two industry-wide Year 2000 drills on April 9,1999 and September 9, 1999.
      The Company is using a multi-step approach in achieving its Year 2000 Readiness Plan. These steps include creating awareness of the Year 2000 problem, forming a Year 2000 task force,
developing   procedures  for  documenting  Year   2000   readiness,
developing a methodology for the Year 2000 Readiness Plan and testing and remediation of Year 2000 affected items pursuant to the Year 2000 Readiness Plan. Developing the methodology for the Year 2000 Readiness Plan includes creating and implementing an ongoing communication program with both internal and external parties, performing an inventory of possible Year 2000 affected items, assessing and prioritizing each such inventory item as to level of criticality, scheduling testing and remediation of such items in order of criticality, and developing contingency planning. The management consulting firm of Sargent & Lundy has reviewed the process involving the implementation of the Year 2000 Readiness Plan as well as the plan itself. Recommendations based on their independent findings will be implemented as a step of the Year 2000 Readiness Plan.
     The  Company has purchased a new financial management software
package  from  PeopleSoft  that is Year 2000  ready.   The  package
includes systems for general ledger, accounts payable and asset management; purchasing and inventory; human resources, benefits, time and labor, and payroll; as well as budgeting and project
tracking.    In  addition,  a  new  customer  information   system,
Centurion,  is being developed internally which will be  Year  2000
ready.   Installation of these systems, which  are  anticipated  to
substantially  mitigate  the  Company's  Year  2000  exposure,   is
expected to be completed during the first half of 1999.

State of Readiness

       A task force has been appointed and is charged with documenting and testing areas of the Company which may be affected by the Year 2000. The targeted areas include general preparation, power generation, energy management systems, telecommunications, substation controls and system protection and business information systems. Within each of these areas, the task force is examining the status of IT systems, non-IT systems and third parties such as vendors, customers and others with whom the Company does business. The inventory of Year 2000 items was completed in September 1998. Assessing and prioritizing each item within the Year 2000 inventory as to the level of criticality was also completed in September 1998. The ongoing testing and remediation of the highest level of critical items is scheduled to be completed by the end of the second quarter of 1999. The Year 2000 task force will also develop contingency plans in the event that unanticipated problems are encountered. These plans are also scheduled to be completed during the second quarter of 1999. The Company currently plans to substantially complete its Year 2000 testing and compliance projects by the end of the second quarter of 1999.
     The status of each of the targeted areas undergoing testing is as follows:

General Preparation. Scheduled upgrades to the telephone switch are 50% complete with the final upgrades scheduled to be completed early in the second quarter of 1999. The testing of other items is scheduled to be completed by the end of the first quarter of 1999.

Power Generation. The Ozark Beach Plant has completed 100% of the testing of affected equipment. The testing of affected equipment at the Riverton Plant is approximately 50% complete and at the Energy Center Plant is 90% complete. Assessment and inventory are complete at all plants. Testing for the Asbury and State Line Plants is underway. All plants intend to have testing of critical items complete by the end of the first quarter of 1999 except for items which can only be tested during scheduled plant shutdowns. All critical items are anticipated to be tested for Year 2000 readiness by the end of the second quarter of 1999.

Energy Management Systems. The Company is in the process of installing major upgrades to its Energy Management System hardware and software as a result of Year 2000 related problems observed during preliminary system testing. These upgrades are anticipated to be completed by the end of the first quarter of 1999. The Company has obtained readiness certifications for most of the other related components and will conduct its own test on components critical to the operations of the Energy Management System and other related systems. Year 2000 related testing of these components is expected to be completed by the end of the second quarter of 1999.

Telecommunications. The Company has worked with suppliers and manufacturers to obtain readiness certifications for its various telecommunications systems and components. The Company plans to complete the testing of critical systems and components by the end of the second quarter of 1999.

Substation Controls and System Protection. Testing of transmission and distribution equipment to date has identified a minor amount of equipment that will require Year 2000 remediation. That equipment will be replaced by the end of the second quarter of 1999.

Business Information Systems. As previously stated, the new financial management software package from PeopleSoft is Year 2000 ready and the new Centurion customer information system, when completed, is expected to be Year 2000 ready. As a result of the implementation of the new software packages, several hardware changes are being required throughout the Company, delaying testing of the remaining systems. Currently, the testing of these systems is 10% complete with the target date for the completion of testing being mid-1999.

Third Parties. The Company is currently in the process of o btaining readiness certifications from third party vendors for all of its core applications and operating systems. The Company expects to complete this process by the end of the first quarter of 1999. All critical applications will be tested, however, regardless of whether a certification of readiness has been obtained. In addition, the Company has begun to contact other third parties with whom the Company does business (such as major customers, power pools, power suppliers, transmission providers and telecommunications providers) in order to assess their states of readiness. This initial contact phase was completed at the end of 1998. The Company is continuing to monitor the progress of these third parties. The Company is conducting face to face meetings with its most critical suppliers and its largest customers and is corresponding in writing with its other suppliers and customers.


Year 2000 Costs

     The Company currently estimates that total costs (which include the costs of the new financial management software package and the new customer information system) to update all systems for Year 2000 readiness will be approximately $3.7 million, of which approximately $2.8 million have been incurred and capitalized as of December 31, 1998 and $0.3 million have been incurred and expensed. Of these capitalized costs, $0.5 million were included in the capital budget. Costs for specific Year 2000 remediation projects will be charged to expense while costs to replace software for business purposes other than addressing Year 2000 issues will be capitalized.

Risk Assessment and Contingency Plans

     At this time, the Company believes the most reasonably likely worst case scenario is that key customers could experience significant reductions in their power needs due to their own Year 2000 issues, and there could be a temporary disruption of service to some customers due to cascading disruptions caused by other entities whose systems are connected to the Company's. The Company is assessing the risk of this scenario and will be formulating contingency plans, currently scheduled to be completed during the second quarter of 1999, to mitigate the potential impact. The Company's Year 2000 task force has formed a contingency planning team which will follow guidelines established by the NERC to formalize a plan with respect to the above worst case scenario and other contingencies which may develop by the end of the second quarter of 1999.
     The Company's Readiness Plan is designed to provide corrective action with respect to Year 2000 risks. If the Plan is not successfully carried out in a timely manner, or if unforeseen events occur, Year 2000 problems could have a material adverse impact on the Company. Management does not expect such problems to have such an effect on its financial position or results of operations.

FORWARD LOOKING STATEMENTS

      Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures (including those planned in connection with the State Line Project), earnings, competition, litigation, rate and other regulatory matters, liquidity and capital resources, Year 2000 readiness (including estimated costs, completion dates, risks and contingency plans) and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief and environmental regulation (such as NOx regulation); competition, including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs.



ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

      Interest Rate Risk. The Company is exposed to changes in interest rates as a result of significant financing through its issuance of fixed-rate debt, commercial paper and preferred stock. The Company manages its interest rate exposure by limiting its variable-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. See Notes 4, 5 and 6 of "Notes to Financial Statements" under Item 8 for further information.
     If market interest rates average 1% more in 1999 than in 1998, the Company's interest expense would increase, and income before taxes would decrease, by approximately $150,000. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's commercial paper balances as of
December 31, 1998. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.
     Commodity Price Risk. The Company is exposed to the impact of market fluctuations in the price and transportation costs of coal, natural gas, and electricity and employs established policies and procedures to manage its risks associated with these market fluctuations. At this time none of the Company's commodity purchase or sale contracts meet the definition of financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                    Report of Independent Accountants



January 26, 1999

To the Board of Directors and Stockholders of The Empire District Electric Company



In our opinion, the financial statements listed in the index appearing under Item 14 on page 46 present fairly, in all material respects, the financial position of The Empire District Electric Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

St. Louis, Missouri
January 26, 1999


Balance Sheet

								                                               December 31,
                                                  1998           		1997
Assets
	Utility plant, at original cost:
		Electric 					                            $  832,484,754 		$  795,880,240
		Water 					                                    6,398,086      		5,824,165
		Construction work in progress					            16,701,068      		8,114,680
							                                        855,583,908    		809,819,085
		Accumulated depreciation					                283,337,538    		262,834,707
							                                        572,246,370    		546,984,378
	Current assets:
		Cash and cash equivalents                 					2,492,716      		2,545,282
		Accounts receivable - trade, net	         				13,645,641     		13,270,329
		Accrued unbilled revenues					                 6,218,889      		6,047,739
		Accounts receivable - other					               1,590,536      		1,552,998
		Fuel, materials and supplies					             15,704,678     		13,215,068
		Prepaid expenses					                            929,447      		1,001,468
							                                         40,581,907     		37,632,884
	Deferred charges:
		Regulatory assets					                        35,999,139     		37,472,225
		Unamortized debt issuance costs	           				3,660,800      		3,374,780
		Other					                                       805,568      		1,000,700
							                                         40,465,507     		41,847,705
					Total Assets		                         $  653,293,784 		$  626,464,967
Capitalization and Liabilities
	Common stock, $1 par value, 20,000,000 shares
	 authorized, 17,108,799 and 16,776,654 shares
	 issued and outstanding, respectively						$    17,108,799 		$    16,776,654
	Capital in excess of par value						           156,975,596     		150,784,239
	Retained earnings						                         55,706,779      		51,472,897
				Total common stockholders' equity			        229,791,174     		219,033,790
	Preferred stock						                           32,634,263      		32,901,800
	Long-term debt						                           246,092,905     		196,384,541
							                                         508,518,342     		448,320,131
	Current liabilities:
		Accounts payable and accrued liabilities	  				17,096,272      		14,862,581
		Commercial paper					                          14,500,000      		28,000,000
		Customer deposits					                          3,438,987       		3,140,621
		Interest accrued					                           4,113,300       		3,509,680
		Taxes accrued, including income taxes               				-         		817,045
		Current maturities of long-term debt					               -      		23,000,000
							                                          39,148,559      		73,329,927
	Commitments and Contingencies (Note 10)
	Noncurrent liabilities and deferred credits:
		Regulatory liability					                      16,400,125      		17,540,757
		Deferred income taxes					                     73,760,362      		69,344,653
		Unamortized investment tax credits					         8,391,000       		8,971,000
		Postretirement benefits other than pensions					4,463,883 	      	4,463,488
		Other					                                      2,611,513       		4,495,011
							                                         105,626,883     		104,814,909
					Total Capitalization and Liabilities		  $  653,293,784  		$  626,464,967

<footnote>
   The accompanying notes are an integral part of these financial statements.


Statement of Income

                                               Year ended December 31
						                             1998	            1997           		1996
Operating revenues:
	Electric			              			$  238,800,831 		$  214,306,599 		$  204,933,622
	Water						                      1,057,460      		1,004,245      		1,050,337

						                         	239,858,291    		215,310,844    		205,983,959
Operating revenue deductions:
	Operating expenses:
		Fuel				                      	41,876,064     		36,110,575     		33,574,335
		Purchased power					           47,572,541     		47,132,885     		47,393,029
		Other                     					31,972,081     		30,646,485     		30,046,147
							                         121,420,686    		113,889,945    		111,013,511

	Maintenance and repairs	   					17,522,871     		12,843,508     		13,672,084
	Depreciation and amortization			24,980,637     		23,395,291     		21,589,511
	Provision for income taxes						16,190,000 	    	13,000,000 	    	11,800,000
	Other taxes				               		12,372,321     		11,219,730 	    	11,256,486
					                         		192,486,515    		174,348,474    		169,331,592
Operating income						          	47,371,776     		40,962,370     		36,652,367
Other income and deductions:
	Allowance for equity funds used
	 during construction						           8,938        		150,524        		538,844
	Interest income					              	263,801        		130,685        		158,369
	Other - net						                 (840,557)      		(453,127)      		(344,525)
							                            (567,818)		      (171,918)	       	352,688
Income before interest charges			46,803,958     		40,790,452     		37,005,055
Interest charges:
	Long-term debt						            17,873,833     		16,593,042     		14,881,564
	Allowance for borrowed fundsd
	 usedduring construction 			      (400,044)    		(1,075,465)      		(881,485)
	Other						                      1,006,831      		1,479,896        		955,769
							                          18,480,620 	    	16,997,473     		14,955,848
Net income		                					28,323,338     		23,792,979     		22,049,207

Preferred stock dividend    						2,411,784      		2,416,340      		2,416,340
	requirements

Net income applicable to					$   25,911,554 		$   21,376,639 		$   19,632,867
	common stock

Weighted average number of
 common shares outstanding							16,932,704     		16,599,269     		16,015,858

Basic and diluted earnings per weighted
 weighted average share of			$         1.53 		$         1.29 		$         1.23
	common stock

Dividends per share of
 common stock		         					$         1.28 		$         1.28 		$         1.28

<footnote>
   The accompanying notes are an integral part of these financial statements.


Statement of Common Stockholder's Equity

                                           Year ended December 31,
 	                                 	1998	           1997	           1996
Common stock, $1 par value:
	Balance, beginning of year   	$  16,776,654 		$  16,436,559 		$  15,215,933
	Stock/stock units issued through:
		Public offering					                     -             		-       		880,000
		Dividend reinvestment and stock
		 purchase plan	                				259,267       		299,134       		301,500
		Employee benefit plans					         35,915        		40,961        		39,126
		Director retirement plan					       36,963             		-         	     -

					Balance, end of year		    $  17,108,799 		$  16,776,654 		$  16,436,559


Capital in excess of par value:
	Balance, beginning of year				$ 150,784,239 		$ 145,313,610 		$ 125,690,842
	Excess of net proceeds over
	 par value of stock issued:
		Public offering					                     -             		-    		14,850,000
		Stock plans					                 6,188,030     		5,470,404     		5,494,007
	Expenses related to common
	 stock issuance						                     -             		-     	 	(787,580)
	Installments received on common
	 stock/stock purchase, net						      3,327           		225        		66,341

					Balance, end of year    		$ 156,975,596 		  150,784,239 		$ 145,313,610

Retained earnings:
	Balance, beginning of year				$  51,472,897 		$  51,340,554 		$  52,230,584
	Net income						                 28,323,338 	   	23,792,979    		22,049,207

							                           79,796,235    		75,133,533    		74,279,791

	Less dividends paid:
		8 1/8% preferred stock	      				2,027,390     		2,031,250     		2,031,250
		5% preferred stock				            	195,090       		195,090       		195,090
		4 3/4% preferred stock					        190,000       		190,000       		190,000
		Common stock					               21,676,976    		21,244,296    		20,522,897

							                           24,089,456    		23,660,636    		22,939,237

					Balance, end of year	   	 $  55,706,779 		$  51,472,897 		$  51,340,554

<footnote>
   The accompanying notes are an integral part of these financial statements.


Statement of Cash Flows
                                  		       Year ended December 31,
                                    1998             1997            1996
Operating activities
Net income             							 $  28,323,338  		$  23,792,979 		$  22,049,207
Adjustments to reconcile net income to cash flows:
	Depreciation and amortization				28,323,595     		26,510,851    		24,314,157
	Pension income						             (2,239,850)      		(725,198)   		(1,074,130)
	Deferred income taxes, net						  3,390,000      		2,800,000     		3,760,000
	Investment tax credit, net						   (580,000)	      	(590,000)	     	(580,000)
	Allowance for equity funds used
	 during construction						           (8,938)	      	(150,524)     		(538,844)
	Issuance of common stock for    				702,801        		660,162       		648,535
  401 (k) plan
	Issuance of common stock units for
	 director retirement plan						     711,000
	Other						                          66,955        		129,259       		141,882
	Cash flows impacted by changes in:
		Accounts receivable and accrued
		 unbilled revenues					           (584,001)       1,132,283 	   	(1,164,692)
		Fuel, materials and supplies				(2,489,610)	     	1,220,673        		76,157
		Prepaid expenses and deferred  				191,956	     	(1,049,440)	   	(2,077,625)
	  charges
Accounts payable and accrued  		 		2,233,691         	255,402	        298,682
  liabilities
Customer deposits, interest and   				84,941        		741,425      		(631,954)
  taxes accrued
Other liabilities and other     					356,750	        	265,966      		(149,401)
		deferred credits
					Net cash provided by       		58,482,628     		54,993,838    		45,071,974
      operating activities
Investing activities
	Construction expenditures 						(51,917,153)   		(56,673,275)  		(62,277,486)
	Allowance for equity funds used
	 during construction            						8,938        		150,524       		538,844

					 Net cash used in          	(51,908,215)   		(56,522,751)   	(61,738,642)
       investing activities
Financing activities
	Proceeds from issuance of 		  $  49,672,000 	 	$           -  	$  25,000,000
  first mortgage bonds
 Proceeds from issuance of    					5,109,701      		5,150,561    		20,194,860
  common stock
 Reacquired preferred stock   						(267,537)
	Dividends						                 (24,089,456)   		(23,660,636)	  	(22,939,237)
	Repayment of first mortgage					(23,000,000)      		(165,000)     		(187,000)
  bonds
 Net proceeds (repayments) from
	 short-term borrowings	    					(13,500,000)    		20,500,000    		(6,500,000)
	Payment of debt issue costs						  (551,687)	         	3,134      		(472,595)
					Net cash (used in)/provided by
					 financing activities		      (6,626,979)	     	1,828,059    		15,096,028

 Net increase (decrease) in	    					(52,566)       		299,146    		(1,570,640)
			cash and cash equivalents
Cash and cash equivalents,  							2,545,282      		2,246,136     		3,816,776
			beginning of year
Cash and cash equivalents,					$   2,492,716 	 	$   2,545,282 	 	$  2,246,136
   end of year

<footnote>
Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Interest paid was $17,439,000, $17,123,000, $14,786,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Income taxes paid were $14,088,000, $10,250,000 and $9,479,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
  The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.	Summary of Accounting Policies

The Company is subject to regulation by the Missouri Public Service
Commission (MoPSC), the State Corporation Commission of the State of Kansas
(KCC), the Corporation Commission of Oklahoma (OCC), the Arkansas Public Service Commision (APSC) and the Federal Energy Regulatory Commission (FERC). The accounting policies of the Company are in accordance with the rate-making practices of the regulatory authorities and, as such, conform to generally accepted accounting principles as applied to regulated public utilities. The Company's electric revenues in 1998 were derived as follows: residential 42%, commercial 30%, industrial 17%, wholesale 7% and other 4%. Following is a description of the Company's significant accounting policies:

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

Depreciation
Provisions for depreciation are computed at straight-line rates as approved by regulatory authorities. Such provisions approximated 3.2%, 3.1% and 3.2% of depreciable property for 1998, 1997 and 1996, respectively.

Computations of earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding under the assumed exercise of dilutive stock options and their equivalents. The weighted average number of common shares outstanding used to compute basic earnings per share for the 1998, 1997 and 1996 periods was 16,932,704, 16,599,269 and 16,015,858, respectively. Dilutive stock options for the 1998, 1997 and 1996 periods were 7,775, 9,844 and 7,917, respectively.

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

In accordance with the methodology prescribed by FERC, the Company utilized aggregate rates of 5.9% for 1998, 6.4% for 1997 and 7.5% for 1996 (on a before-tax basis) compounded semiannually.

Notes to Financial Statements

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

Accumulated provision for uncollectible accounts
The accumulated provision for uncollectible accounts was $276,000 at December 31, 1998 and $279,000 at December 31, 1997.

Franchise taxes
Franchise taxes are collected for and remitted to their respective cities. Operating revenues include franchise taxes of $4,400,000, $3,900,000 and $3,800,000 for each of the years ended December 31, 1998, 1997 and 1996, respectively.

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

During the three years ending December 31, 1998, the following rate changes were requested or in effect:

Notes to Financial Statements

Arkansas
On February 19, 1998, the Company filed a request with the Arkansas Public Service Commission to increase rates in Arkansas by $618,000 annually. An agreement was reached to stipulate an increase of $359,000 on June 16, and the Company received an order from the Arkansas Commission on July 21, approving the stipulated rate increase.

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

FERC
In July 1996, the Company filed with the FERC an open access non-discriminatory transmission tariff (the Company Tariff) in compliance with FERC Order 888 issued in April 1996. In January 1997, the FERC staff and intervenors reached a settlement in principal to base rates on traditional cost of service methodology. After extensive review by the FERC and discussion with all parties involved, an agreement was reached and approved by the FERC on August 1, 1997 with rates made effective July 9, 1996. For customers with service agreements in effect, the Company Tariff will not be applicable until a rate increase has been filed which may not be made prior to June 1999.

On December 19, 1997, the Southwest Power Pool (SPP), a power pool with whom the Company is a member, filed an open access transmission tariff (the Regional Tariff) on behalf of its members to provide pool-wide, short term transmission services using pricing which is based on distance. As of June 1, 1998 the date the FERC declared the Regional Tariff effective, the SPP began providing short-term firm and non-firm point-to-point transmission service for periods of less than one year under this tariff. The SPP filed an amended open access tariff on December 1, 1998 to include long-term firm point-to-point transmission service. The FERC accepted the amended tariff making it effective April 1, 1999. The rate charged will be a single system-wide rate based on the weighted average cost of each SPP member's zone through which the load passes. The rates for each zone are based on such member's rates for long-term firm service based on its individual open access tariff. In addition, if the load originates in a particular member's zone, then the system-wide rate will be based solely on such member's rate under its own tariff.

The Regional Tariff as amended will apply to many of the transmission services for which the Company Tariff was designed. However, the Company Tariff would still apply instead of the Regional Tariff for (1) all transmission services for which the load originates within the Company's zone and does not pass through the zone of any members of the SPP and (2) for all long-term firm point-to-point transmission services provided by the Company pursuant to contracts entered into prior to April 1, 1999. The availability of purchased power in the bulk power market, generation fuel costs and the requirements of other electric systems are all factors that affect the amount

Notes to Financial Statements

of power purchased and wheeled through the Company's and the SPP's transmission system each year. As a result the Company cannot predict the effect of these tariffs on its future operation or financial result due to its inability to predict these factors.

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

The Company recorded the following regulatory assets and regulatory liability:

                                          		     December 31,
						                             	      1998	                1997
Regulatory Assets

	Income taxes              						    $  24,666,959      		$  24,781,882
	Unamortized loss on reacquired debt					9,352,691          		9,912,255
	Asbury five year maintenance					      	1,526,029          		2,157,493
	Other postretirement benefits					       	453,460            		467,062
	Deferred 1993 flood losses						                -             		74,837
	Incremental purchased power - 1993 flood						  -             		78,696

		Total Regulatory Assets     					  $  35,999,139 		     $  37,472,225

Regulatory Liability

	Income taxes			                  			$  16,400,125      		$  17,540,757

The Company continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets and liabilities are eliminated through a charge or credit, respectively, to earnings if and when it is no longer probable that such amounts will be recovered through future revenues.

On May 23, 1997, the Missouri Public Service Commission appointed a Retail Electric Competition Task Force (the Task Force) to prepare reports making recommendations as to how Missouri should implement retail electric competition in the event that legislation is enacted that authorizes it. The task force filed a report May 1, 1998 and the Joint Committee of the State Legislature conducted hearings during 1998. No final conclusions have been reached as to the timing or content of the legislative action. There can be no assurance that legislation deregulating the retail electric industry in Missouri and/or other states in which the Company operates will not be passed in the future. In the event such legislation is passed, the Company may determine that it no longer meets the criteria set forth in SFAS 71 with respect to some or all of the regulatory assets and liabilities. Any regulatory changes that would require the Company to discontinue SFAS 71

Notes to Financial Statements

based upon competitive or other events may impact the valuation of the Company's regulatory assets and certain utility plant investments and require write-offs which could have a material adverse effect on the Company's financial condition and results of operations, depending on how the treatment of regulatory and plant assets and liabilities are considered for recovery by the regulators.

3.	Common Stock

On April 9, 1996, the Company issued and sold 880,000 shares of its common stock to the public with aggregate proceeds, net of expenses and fees, of $15,044,000. The proceeds from the offering were used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.

On August 1, 1998, the Company implemented a new stock unit plan for directors (the Director Retirement Plan) to provide directors the opportunity to accumulate retirement benefits in the form of common stock units in lieu of cash which was how benefits accumulated under the previous cash retirement plan for directors. The new Director Retirement Plan also provided directors the opportunity to convert previously earned cash retirement benefits to common stock units. 100,000 shares are authorized under this new plan. Each common stock unit earns dividends in the form of common stock units and can be redeemed for one share of common stock upon retirement by the director. The number of units granted annually is computed by dividing the director's retainer fee by the fair market value of the Company's common stock on January 1 of the year the units are granted. Common stock unit dividends are computed based on the fair market value of the Company's stock on the dividend's record date. During 1998, 34,214 units were granted upon conversion of previously earned retirement benefits, 1,681 units were granted for services provided in 1998 and 1,068 units were granted pursuant to the reinvestment plan described below.

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

The Company's Employee Stock Purchase Plan, which terminates on May 31, 2000, permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. Contingent employee stock purchase subscriptions outstanding and the maximum prices per share were 50,268 shares at $18.34, 58,972 shares at $15.53 and 54,706 shares at $16.31 on December 31, 1998, 1997 and 1996, respectively. Shares were issued at $15.53 per share in 1998, $15.64 per share in 1997 and $15.42 per share in 1996.

The Company's 1996 Incentive Plan (the Stock Incentive Plan) provides for the grant of up to 650,000 shares of common stock through January 2006. The terms and conditions of any option or stock grant are determined by the Board of Directors' Compensation Committee, within the provisions of the Stock Incentive Plan. The Stock Incentive Plan permits grants of stock options and restricted stock to qualified employees and permits Directors to receive common stock in lieu of cash compensation for service as a Director.

During January 1998, 1997 and 1996, grants for 1,535, 1,414 and 2,289, respectively, of restricted stock were made to qualified employees under the Stock Incentive Plan. For grants made to date, the restrictions typically lapse and the shares are issuable to employees who continue service with the Company three years from the date of grant. For employees whose service is terminated by death, retirement, disability, or under certain circumstances following a change in control of the Company prior to the restrictions lapsing, the shares are issuable immediately. For other terminations, the grant is forfeited. During 1998, 1997 and 1996, 2,641, 3,983 and 3,033
shares, respectively, were issued under the Stock Incentive Plan.  No options

Notes to Financial Statements

have been granted under the Stock Incentive Plan. In 1996, the Company adopted the disclosure-only method under SFAS 123, "Accounting for Stock-Based Compensation." If the fair value based accounting method under this statement had been used to account for stock-based compensation costs, the effect on 1998 and 1997 net income and earnings per share would have been immaterial.

The Company's Employee 401(k) Retirement Plan (the 401(k) Plan) allows participating employees to defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each employee's deferrals by contributing shares of the Company's common stock, such matching contributions not to exceed 3% of the employee's annual compensation. The Company contributed 33,274, 36,978 and 36,093 shares of common stock in 1998, 1997 and 1996, respectively, valued at market prices on the dates of contributions. The stock issuances to effect the contributions were not cash transactions and are not reflected as a source of cash in the Statement of Cash Flows.

At December 31, 1998, 1,549,552 shares remain available for issuance under the foregoing plans.

4.	Preferred Stock

The Company has 5,000,000 shares of $10.00 par value cumulative preferred stock authorized. At December 31, 1998 and 1997, these shares were designated as follows:

				                                            Shares
							                                    1998        1997
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


Preferred stock without mandatory redemption provisions
Preferred stock without mandatory redemption provisions issued and outstanding at December~31, 1998 and 1997 is as follows:

                  	                                		       Shares
						                                                1998		        1997
5% cumulative (400,000 shares authorized)  						   381,820     		390,180
4 3/4% cumulative (400,000 shares authorized)				   400,000 		    400,000
8 1/8% cumulative (2,500,000 shares authorized)   2,480,998 		  2,500,000

						                                            3,262,818 	  	3,290,180

Notes to Financial Statements

In the event of voluntary liquidation or redemption of the 5%, 4 3/4%, and
8 1/8% series of cumulative preferred stock, holders will be entitled to the following amounts per share plus accumulated and unpaid dividends: 5% cumulative - $10.50 (aggregate amount $4,009,110); 4 3/4% cumulative - $10.20 (aggregate amount $4,080,000); and 8 1/8% cumulative - $10 (aggregate amount $24,809,980). The 8 1/8% series of cumulative preferred stock is not redeemable, however, until on or after June 2, 1999.

On October 15, 1998 and November 16, 1998, the Company repurchased 19,002 shares of 8 1/8% cumulative preferred stock and 8,360 shares of 5% cumulative preferred stock at a price of $10.38 and $8.42 per share, respectively.
These shares are carried at cost and are classified as treasury stock.

Preference Stock Purchase Rights
The Company had 8,535,918 and 8,388,327 Preference Stock Purchase Rights (Rights) outstanding at December 31, 1998 and 1997, respectively. Each Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one one-hundredth share, subject to adjustment. Each share of common stock currently has one-half of one Right. The Rights (other than those held by an acquiring person or group (Acquiring Person)), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or announces an intention to make a tender offer or exchange offer which would result in the Acquiring Person owning 10% or more of the common stock. The Rights may be redeemed by the Company in whole, but not in part, for $0.01 per Right, prior to 10 days after the first public announcement of the acquisition of 10% or more of the Company's common stock by an Acquiring Person.

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

The principal amount of all series of first mortgage bonds outstanding at any one time is limited by terms of the mortgage to $1,000,000,000. Substantially all property, plant and equipment is subject to the lien of the mortgage. At December 31 the long-term debt outstanding was as follows:

							                                               1998		        1997
First mortgage bonds:
	5.70% Series due 1998						                  $           -  		 $  23,000,000
	7 1/2% Series due 2002					                    	37,500,000      		37,500,000
	7.60% Series due 2005						                     10,000,000      		10,000,000
	8 1/8% Series due 2009 (1) 						               20,000,000      		20,000,000
 6 1/2 Series due 2010		                     				50,000,000               		-
	7.20% Series due 2016						                     25,000,000      		25,000,000
	9 3/4% Series due 2020		                     				2,250,000       		2,250,000
	7% Series due 2023						                        45,000,000 	     	45,000,000
	7 3/4% Series due 2025		                    				30,000,000      		30,000,000
	7 1/4% Series due 2028	                    					13,726,000      		13,726,000
	5.3% Pollution Control Series due 2013						     8,000,000       		8,000,000
	5.2% Pollution Control Series due 2013						     5,200,000       		5,200,000

							                                         246,676,000     		219,676,000

		Less current maturities					                            -     		(23,000,000)
		Less unamortized net discount				               	(583,095)       		(291,459)

							                                      $  246,092,905 		 $  196,384,541

<footnote>
(1)	Holders of this series have the right to require the Company to repurchase all or any portion of the bonds at a price of 100% of the principal amount plus accrued interest, if any, on November 1, 2001.

The carrying amount of the Company's long-term debt was $246,676,000 and $219,676,000 at December 31, 1998 and 1997, respectively, and its fair market value was estimated to be approximately $252,155,000 and $226,115,000, respectively. This estimate was based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation. The estimated fair market value may not represent the actual value that could have been realized as of year-end or that will be realizable in the future.

At December 31, 1998, the Company had a $15,000,000 unsecured line of credit. Borrowings are at the bank's prime commercial rate and are due 370 days from the date of each loan. In connection with the Company's line of credit, there is an informal compensating balance arrangement under which the Company maintains deposits averaging 5% of the line of credit. This arrangement does not serve to legally restrict the use of the Company's cash. The line of credit is also utilized to support the Company's issuance of commercial paper although it is not assigned specifically to such support. There were no outstanding borrowings under this agreement at December 31, 1998 or 1997.

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

Notes to Financial Statements

On December 10, 1996, the Company sold to the public in an underwritten offering $25,000,000 aggregate principal amount of its First Mortgage Bonds, 7.20%
Series due 2016, the proceeds of which were added to the Company's general funds and used to repay short-term indebtedness or for expenses incurred in connection with the Company's construction program.


6.	Short-term Borrowings

Short-term commercial paper outstanding and notes payable averaged
$11,274,000 and $19,556,000 daily during 1998 and 1997, respectively, with the highest month-end balances being $28,500,000 and $34,000,000, respectively. The weighted daily average interest rates during 1998, 1997 and 1996 were 5.9%, 5.9% and 5.6%, respectively. The weighted average interest rates of borrowings outstanding at December 31, 1998, 1997 and 1996 were 6.2%, 6.1% and 5.8%, respectively.


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

The following table sets forth the plan's projected benefit obligation, the fair value of the plan's assets and its funded status:

							                                 1998        		1997		        1996
Benefit obligation at beginning of  $ 78,360,097 	$ 66,805,630 	$ 67,083,122
 year
Service cost					                    		2,400,303 	  	2,095,442   		1,987,057
Interest cost							                   5,046,012   		4,956,356   		4,695,105
Amendments									                                   (277,808)
Actuarial (gain)/loss							          (4,065,095)	  	9,251,195  		(2,494,118)
Benefits paid							                  (4,455,719)	 	(4,470,718)	 	(4,465,536)
	Benefit obligation at end of year 	$ 77,285,598 	$ 78,360,097 	$ 66,805,630
Fair value of plan assets at
 beginning of year							           $ 82,106,242 	$ 70,970,880 	$ 69,225,616
Actual return on plan assets							   15,503,378  		15,606,080   		6,210,800
Benefits paid						                  	(4,455,719) 		(4,470,718)	 	(4,465,536)
	Fair value of plan assets at
	 end of year					                 	$ 93,153,901		$ 82,106,242		$ 70,970,880
Funded status							                  15,868,303 	  	3,746,145   		4,165,250
Unrecognized net assets at
 January 1, 1986 being amortized
 over 17 years						                 	(1,964,623) 		(2,455,778) 		(2,946,933)
Unrecognized prior service cost							 3,560,847 	  	3,964,146 	  	4,645,253
Unrecognized net gain							         (18,028,407)	 	(8,058,243) 		(9,392,499)
	Accrued pension cost						         $   (563,880) $ (2,803,730)	 $(3,528,929)

Notes to Financial Statements

Assumptions used in calculating the projected benefit obligation for 1998 and 1997 include the following:

						                                           	1998	 	1997 		1996
Weighted average discount rate	       					      	7.00%		6.75%		7.50%
Rate of increase in compensation levels    							5.50%		5.50%		5.50%
Expected long-term rate of return on plan assets 	9.00%		9.00%		9.00%

Net pension benefit for 1998, 1997 and 1996 is comprised of the following components:

                                     					1998	       	1997		        1996
Service cost - benefits earned
 during the period			              	$  2,400,303 	$  2,095,442  $  1,987,057
Interest cost on projected
 benefit obligation						             	5,046,012 	  	4,956,356   		4,695,105
Expected return on plan assets							 (7,173,641)	 	(6,169,097)	 	(6,009,653)
Net amortization and deferral							  (2,512,524)	 	(1,607,900)	 	(1,746,639)

	Net pension benefit						          $ (2,239,850)	$   (725,199)	$ (1,074,130)

Other Postretirement Benefits
The Company provides certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service.

Effective January 1, 1993, the Company adopted SFAS 106, which requires recognition of these benefits on an accrual basis during the active service period of the employees. The Company elected to amortize its transition obligation (approximately $21.7 million) related to SFAS 106 over a twenty year period. Prior to adoption of SFAS 106, the Company recognized the cost of such postretirement benefits on a pay-as-you-go (i.e., cash) basis. The states of Missouri, Kansas, Oklahoma, and Arkansas authorize the recovery of SFAS 106 costs through rates.

In accordance with the above rate orders, the Company established two separate trusts in 1994, one for those retirees who were subject to a collectively bargained agreement and the other for all other retirees, to fund retiree healthcare and life insurance benefits. The Company's funding policy is to contribute annually an amount at least equal to the revenues collected for the amount of postretirement benefits costs allowed in rates. Assets in these trusts amounted to approximately $6,800,000 at December 31, 1998 and $5,700,000 at December 31, 1997.

Notes to Financial Statements

Postretirement benefits, a portion of which have been capitalized and/or deferred, for 1998, 1997 and 1996 included the following components:

                                    				 1998	        	1997	       	1996
Service cost on benefits earned
 during the year						             	$   558,983 		$   434,397 		$   472,943
Interest cost on projected
 benefit obligation							            1,593,181  	 	1,559,110   		1,679,461
Return on assets							                (375,581)	   	(290,079)	   	(142,462)
Amortization of unrecognized
 transition obligation							         1,084,017   		1,084,017    	1,084,017
Unrecognized net (gain)/loss						    	(720,744)	 	(1,111,795)	   	(486,691)
Other							                                  -     		(92,890)          		-

	Net periodic postretirement
	 benefit cost	             		  			 $ 2,139,856 	 $ 1,582,760 		$ 2,607,268


The estimated funded status of the Company's obligations under SFAS 106 at December 31, 1998, 1997 and 1996 using a weighted average discount rate of 7.0%, 6.75% and 7.5%, respectively, is as follows:

						                                   	1998		        1997		        1996
Benefit obligation at beginning
 of year				           			           $ 23,978,240 	$ 20,850,702 	$ 23,215,798
Service cost							                       558,983     		434,397 	    	472,943
Interest cost						                    	1,593,181   		1,559,110   		1,679,461
Actuarial (gain)/loss						             	(353,055)	  	2,080,611  		(3,939,393)
Benefits paid							                   (1,196,552)	   	(946,580)	   	(578,107)
	Benefit obligation at end of year		 $ 24,580,797		$ 23,978,240 	$ 20,850,702

Fair value of plan assets at
 beginning of year				            			$  5,691,142 	$  4,829,610 	$  2,963,556
Employer contributions							           2,102,087   		1,518,033   		2,231,009
Actual return on plan assets						       	206,625     		290,079     		213,152
Benefits paid						                  	 (1,196,552)   		(946,580)   		(578,107)
	Fair value of plan assets at
	 end of year					                  	$  6,803,302 	$  5,691,142 	$  4,829,610

Funded Status	                						 $(17,777,495) $(18,287,098)	$(16,021,092)
Unrecognized transition obligation					15,176,225   	16,260,242  		17,344,259
Unrecognized net gain						          	 (1,787,030)	  (2,323,675)	 	(5,649,391)
	Accrued postretirement
	 benefit cost						                 $ (4,388,300)	$ (4,350,531)	$ (4,326,224)

The assumed 1999 cost trend rate used to measure the expected cost of healthcare benefits is 7.5%. The trend rate decreases through 2026 to an ultimate rate of 6% for 2027 and subsequent years. The effect of a 1% increase in each future year's assumed healthcare cost trend rate would increase the current service and interest cost from $2.2 million to $2.8 million and the accumulated postretirement benefit obligation from $24.6 million to $30.5 million.

Notes to Financial Statements

8.	Income Taxes

The provision for income taxes is different from the amount of income tax determined by applying the statutory income tax rate to income before income taxes as a result of the following differences:

                                 						1998		         1997		         1996
Computed "expected"
 federal provision						         	 $ 15,480,000  	$ 12,825,000  	$ 11,810,000
State taxes, net of federal effect				1,370,000      		930,000 	   	1,100,000
Adjustment to taxes resulting from:
	Investment tax credit amortization    (580,000)      (590,000)      (580,000)
	Other	                           					(370,000)    		(315,000)    		(630,000)
	Actual provision						            $ 15,900,000 		$ 12,850,000   $ 11,700,000

Income tax expense components for the years shown are as follows:

                                  			 	1998           1997           1996
Taxes currently payable
	Included in operating
	 revenue deductions:
		Federal					                     $ 12,110,000 		$  9,830,000 	 $  7,500,000
		State				                          	1,430,000      		960,000    		1,120,000
	Included in "other - net"				       		(450,000)    		(150,000)	    	(100,000)

							                              13,090,000 	  	10,640,000    		8,520,000

Deferred taxes
	Depreciation and
	 amortization differences					      	3,237,000 		   3,210,000 		   3,283,000
	Loss on reacquired debt						         (213,000)		    (227,000)		    (249,000)
	Postretirement benefits						          528,000 		     159,000 		     251,000
	Other						                             79,000 		    (542,000)		    (344,000)
	Asbury five year maintenance						    (241,000)		     200,000 		     819,000

Deferred investment tax
 credits, net	                   						(580,000)	    	(590,000)    		(580,000)

Total income tax expense							    $ 15,900,000 		$ 12,850,000 		$ 11,700,000


Notes to Financial Statements

Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at year end 1998 and 1997 as follows:

			                                          Balances as of December 31,
                                  1998			                	    1997
							                Deferred Tax		Deferred Tax		Deferred Tax		Deferred Tax
							                   Assets      Liabilities   		Assets	    	Liabilities
Noncurrent
	Depreciation and other
	 property related						$ 11,296,127 	$ 88,422,060 	$ 11,877,844 	$ 85,111,843
	Unamortized investment
						tax credits	         5,275,124 		          -     5,639,749 	          -
	Miscellaneous book/tax
	 recognition differences		4,471,137   		6,380,690   		4,557,129   		6,307,532

Total deferred taxes				$ 21,042,388 	$ 94,802,750		$ 22,074,722		$ 91,419,375


9.	Iatan Plant

The Company owns a 12% undivided interest in a coal-fired 670 megawatt generating unit near Weston, Missouri. The Company is entitled to 12% of the available capacity and is obligated for that percentage of costs which are included in corresponding operating expense classifications in the Statement of Income. At December 31, 1998 and 1997, the Company's property, plant and equipment accounts include the cost of its ownership interest in the unit of $44,628,000 and $44,489,000, respectively, and accumulated depreciation of $27,045,000 and $25,418,000, respectively.

10.	Commitments and Contingencies

The Company's 1999 construction budget is $64,600,000. The Company's three-year construction program for 1999 through 2001 is estimated to be approximately $229,900,000. The Company has announced plans to build a 350 megawatt addition to the State Line Power Plant which, when combined with the existing State Line Unit No. 2 combustion turbine, will result in a nominal
500 megawatt combined cycle unit. On February 4, 1999, the Company announced that it entered into a Memorandum of Understanding with another utility and expects to enter a joint ownership agreement resulting in the Company owning a 60% undivided interest in the plant. Expenditures relating to the combined cycle unit totaling approximately $100,000,000 are included in the 1999 through 2001 estimated construction budget. The construction budget does not include approximately $16,000,000 for nitrogen oxide control equipment expenditures potentially required as a result of a September 1998 Environmental Protection Agency ruling.

The Company has entered into long-term agreements to purchase capacity and energy, to obtain supplies of coal and to provide natural gas transportation. Under such contracts, the Company incurred purchased power and fuel costs of approximately $64,000,000, $55,000,000 and $52,000,000 in 1998, 1997 and
1996, respectively. Certain of these contracts provide for minimum and maximum annual amounts to be purchased and further provide, in part, for cash settlements to be made when minimum amounts are not purchased. In the event that no purchases of coal, energy and transportation services are made, an event considered unlikely by management, minimum annual cash settlements would approximate $31,000,000 in 1999, $33,000,000 in 2000, $31,000,000 in 2001 and
$27,000,000 in 2002 and reducing to lesser amounts thereafter through 2012.

Notes to Financial Statements

11.	Selected Quarterly Information (Unaudited)

A summary of operations for the quarterly periods of 1998 and 1997 is as follows:

						                                             Quarters
							                         First		      Second		     Third		      Fourth
										                                      (dollars in thousands except
										                                                per share amounts)
1998:
 Operating revenues					  		$   51,388 		$   56,269 		$   77,860 		$   54,341
 Operating income							         8,060 		    11,032       19,024        9,256
 Net income							               3,340 		     6,211       14,105        4,667
 Net income applicable
  to common stock							         2,736        5,607       13,501        4,068
 Basic and diluted earnings
 per average share of
 common stock						        	$      .16 		$      .33 		$      .80 		$      .24


					                                          	   Quarters
							                         First		      Second	     	Third	      	Fourth
										                                      (dollars in thousands except
										                                                per share amounts)
1997:
 Operating revenues 	 						$   47,305 		$   45,980 		$   68,636 		$   53,390
 Operating income							         7,073 		     6,692 		    17,375 	      9,822
 Net income							               3,125 		     2,649       12,692        5,327
 Net income applicable
  to common stock							         2,521 	      2,045       12,088        4,723
 Basic and diluted earnings
 per average share of
 common stock			        				$      .15 		$      .12 		$      .73 		$      .28

<footnote>
The sum of the quarterly earnings per average share of common stock may not equal the earnings per average share of common stock as computed on an annual basis due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None



PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information required by this Item with respect to directors and directorships and with respect to Section 16(a) Beneficial Ownership
Reporting Compliance may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 22, 1999, which is incorporated herein by reference.
	Pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, the information required by this Item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers and Other Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

	Information regarding executive compensation may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 22, 1999, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


	Information regarding the number of shares of the Company's equity securities beneficially owned by the directors and certain executive officers of the Company and by the directors and executive officers as a group may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 22, 1999, which is incorporated herein by reference.
	To the knowledge of the Company, no person is the beneficial owner of 5% or more of any class of the Company's voting securities, and there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information required by this Item with respect to certain relationships and related transactions may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 22, 1999, which is incorporated herein by reference.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors

Balance sheets at December 31, 1998 and 1997.............................		26
Statements of income for each of the three years in the period ended December
 31, 1998................................................................		27
Statements of common stockholders' equity for each of the three years in the
period ended December 31, 1998..........................................		 28
Statements of cash flows for each of the three years in the period ended
December 31, 1998........................................................		29
Notes to financial statements............................................		30
Schedule for the years ended December 31, 1998, 1997 and 1996:
	Schedule II - Valuation and qualifying accounts.........................		48

All other schedules are omitted as the required information is either not present, is not present in sufficient amounts, or the information required therein is included in the financial statements or notes thereto.

List of Exhibits

(3)	(a)	-	The Restated Articles of Incorporation of the Company (Incorporated
          by reference to Exhibit 4(a) to Form S-3, File No. 33-54539).
   	(b)	-	By-laws of Company as amended January 23, 1992 (Incorporated by reference to Exhibit 3(f) to Annual Report Form 10-K for year ended
          December 31, 1991, File No. 1-3368).
(4)	(a)	-	Indenture of Mortgage and Deed of Trust dated as of September 1,
          1944 and First Supplemental Indenture thereto (Incorporated by reference to Exhibits B(1) and B(2) to Form 10, File No. 1-3368).
	   (b)	-	Third Supplemental Indenture to Indenture of Mortgage and Deed of
          Trust (Incorporated by reference to Exhibit 2(c) to Form S-7, File
          No. 2-59924).
	   (c)	-	Sixth through Eighth Supplemental Indentures to Indenture of
          Mortgage and Deed of Trust (Incorporated by reference to Exhibit
          2(c) to Form S-7, File No. 2-59924).
	   (d)	-	Fourteenth Supplemental Indenture to Indenture of Mortgage and Deed
          of Trust (Incorporated by reference to Exhibit 4(f) to Form S-3,
          File No. 33-56635).
   	(e)	-	Seventeenth Supplemental Indenture dated as of December 1, 1990 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(j) to Annual Report on Form 10-K for year ended
          December 31, 1990, File No. 1-3368).
   	(f)	-	Eighteenth Supplemental Indenture dated as of July 1, 1992 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1992, File No.
          1-3368).
	   (g)	-	Twentieth Supplemental Indenture dated as of June 1, 1993 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(m) to Form S-3, File No. 33-66748).
	   (h)	-	Twenty-First Supplemental Indenture dated as of October 1, 1993 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1993,
          File No. 1-3368).
	   (i)	-	Twenty-Second Supplemental Indenture dated as of November 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by
          reference to Exhibit 4(k) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-3368).
	   (j)	-	Twenty-Third Supplemental Indenture dated as of November 1, 1993 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(l) to Annual Report on Form 10-K for year ended
          December 31, 1993, File No. 1-3368).

   	(k)	-	Twenty-Fourth Supplemental Indenture dated as of March 1, 1994 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(m) to Annual Report on Form 10-K for year ended
          December 31, 1993, File No. 1-3368).
	   (l)	-	Twenty-Fifth Supplemental Indenture dated as of November 1, 1994 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(p) to Form S-3, File No. 33-56635).
   	(m)	-	Twenty-Sixth Supplemental Indenture dated as of April 1, 1995 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1995, File
          No. 1-3368).
	   (n)	-	Twenty-Seventh Supplemental Indenture dated as of June 1, 1995 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1995, File No.
          1-3368).
	   (o)	-	Twenty-Eighth Supplemental Indenture dated as of December 1, 1996 to Indenture of Mortgage and Deed of Trust (Incorporated by
          reference to Exhibit 4 to Annual Report on Form 10-K for year ended
          December 31, 1996, File No. 1-3368).
	   (p)	-	Twenty-Ninth Supplemental Indenture dated as of April 1, 1998 to
          Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1998, File
          No. 1-3368).
	   (q)	-	Rights Agreement dated July 26, 1990 (Incorporated by reference to
          Exhibit 4(a) to Form 8-K, dated July 26, 1990, File No. 1-3368).
   	(r)	-	Amendment to Rights Agreement dated July 26, 1990 between the
          Company and Chemical Bank (successor to Manufacturers Hanover Trust
          Company), as Rights Agent (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
(10)(a) - 1986 Stock Incentive Plan as amended July 23, 1992 (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30,
          1992, File No. 1-3368).**
	   (b)	-	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Form S-8, File No. 33-64639).**
	   (c)	-	Management Incentive Plan (A description of this Plan is
          incorporated by reference to page 5 of the Company's Proxy
          Statement for its Annual Meeting of Stockholders held April 27,
          1989). **
	   (d)	-	Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for year ended
          December 31, 1990, File No. 1-3368). **
	   (e)	-	The Empire District Electric Company Change in Control Severance
          Pay Plan and Forms of Agreement (Incorporated by reference to
          Exhibit 10 to Form 10-Q for quarter ended September 30, 1991, File
          No. 1-3368). **
	   (f)	-	Amendment to The Empire District Electric Company Change in Control
          Severance Pay Plan and revised Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30,
          1996, File No. 1-3368). **
   	(g)	-	The Empire District Electric Company Supplemental Executive
          Retirement Plan. (Incorporated by reference to Exhibit 10(e) to
          Annual Report on Form 10-K for year ended December 31, 1994, File
          No. 1-3368). **
	   (h)	-	Retirement Plan for Directors as amended August 1, 1998
          (Incorporated by reference to Exhibit 10(a) to Form Q for quarter ended September 30, 1998, File No. 1-3368). **
    (i) -	Stock Unit Plan for Directors (Incorporated by reference to Exhibit
          10(b) to Form Q for quarter ended September 30, 1998, File No.
          1-3368). **
(12)		  -	Computation of Ratios of Earnings to Fixed Charges and Earnings to
          Combined Fixed Charges and Preferred Stock Dividend Requirements.*
(23)		  -	Consent of Price Waterhouse.*
(24)		  -	Powers of Attorney.*
(27)		  -	Financial Data Schedule for December 31, 1998.
** This exhibit is a compensatory plan or arrangement as contemplated by Item
   14(a)(3) of Form 10-K.
*  Filed herewith

Reports on Form 8-K

	No reports on Form 8-K were filed during the fourth quarter of 1998.



SCHEDULE II
Valuation and Qualifying Accounts

 Years ended December 31, 1998, 1997 and 1996

                             Balance	            Additions    	         Deductions from reserve              Balance
    	                          At 		           Charged to Other Accounts	         	                             at
                            Beginning  Charged     Description	    Amount     Description     Amount         close of
                            of period  to income                                                              period
Year ended December 31, 1998:
 Reserve deducted from assets:		                      Recovery of
    Accumulated provision for     			              amounts previously	 	         Accounts
     Uncollectible accounts   $  278,741  $ 586,000   written off  	  $ 448,718	 written off	$	1,037,583	$	  275,876

 Reserve not shown separately		                     Property, plant &
    in balance sheet:			                             equipment and
      Injuries and damages			                       clearing accounts	          Claims and
	  Reserve (Note A)           $1,311,995  $ 580,832	                  $ 530,011	  expenses	  $	1,108,377	$	1,314,461

Year ended December 31, 1997:
 Reserve deducted from assets:                 			    Recovery of
    Accumulated provision for			                   amounts previously	           Accounts
	   Uncollectible accounts    $  265,390  $ 486,000   written off    	$ 332,632	 written off	$	  805,281	$	  278,741

 Reserve not shown separately
    in balance sheet:	           		                 Property, plant &
	Injuries and damages			                             equipment and		            Claims and
	  reserve (Note A)           $1,300,917  $ 484,541 clearing accounts $ 472,107	  expenses	  $	  945,570	$	1,311,995

Year ended December 31, 1996:
 Reserve deducted from assets:			                     Recovery of
     Accumulated provision for			                   amounts previously      		   Accounts
	Uncollectible accounts       $  257,861  $ 558,458   written off	    $ 459,159	written off	 $	1,010,088	$	265,390

 Reserve not shown separately
    in balance sheet:	                        	     Property, plant &
	Injuries and damages	                              	equipment and   		         Claims and
	  Reserve (Note A)           $1,263,050  $ 508,280 clearing accounts	$	446,212	 expenses	   $	  916,625	$	1,300,917

<footnote>
NOTE A:	This reserve is provided for workers' compensation, certain
postemployment benefits and public liability damages. The Company at December 31, 1998 carried insurance for workers' compensation claims in excess of $250,000 and for public liability claims in excess of $300,000. The injuries and damages reserve is included on the Balance Sheet in the section "Noncurrent liabilities and deferred credits" in the category "Other".

                                 SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE EMPIRE DISTRICT ELECTRIC COMPANY

                                    By    		M. W. MCKINNEY
                                      ----------------------------
Date:  March 9, 1999                    M. W. McKinney, President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                    													Date
      M. W. MCKINNEY
 ----------------------------------------------
	M. W. McKinney, President and Director
   	(Principal Executive Officer)


      R. B. FANCHER
 ----------------------------------------------
	R. B. Fancher, Vice President-Finance
   	(Principal Financial Officer)


      G. A. KNAPP
	----------------------------------------------
	G. A. Knapp, Controller and Assistant Treasurer
   	(Principal Accounting Officer)


       V. E. BRILL*
 -----------------------------------------------
	V. E. Brill, Vice President-Energy Supply and Director


      	M. F. CHUBB, JR.*
	----------------------------------------------
	M. F. Chubb, Jr., Director


	R. D. HAMMONS*
 ----------------------------------------------
	R. D. Hammons, Director

                                                       								March 9, 1999
	R. C. HARTLEY*
	----------------------------------------------
	R. C. Hartley, Director


	J. R. HERSCHEND*
	----------------------------------------------
	J. R. Herschend, Director


	F. E. JEFFRIES*
	---------------------------------------------
	F. E. Jeffries, Director


	R. E. MAYES*
 ---------------------------------------------
	R. E. Mayes, Director


	R. L. LAMB*
 ---------------------------------------------
	R. L. Lamb, Director


	M. M. POSNER*
 ---------------------------------------------
	M. M. Posner, Director


     R. B. FANCHER
*By------------------------------------------
	(R. B. Fancher, As attorney in fact for
	each of the persons indicated)