Form 10-Q
period 1999-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 1999-05-14
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

       X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



 Common stock outstanding as of April 30, 1999: 17,179,454 shares.

               THE EMPIRE DISTRICT ELECTRIC COMPANY

                               INDEX

                                                      Page Number

Part I -  Financial Information:

Item 1.   Financial Statements:

       a. Statement of Income                                  3

       b. Balance Sheet                                        5

       c. Statement of Cash Flows                              6

       d. Notes to Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  8

          Recent Developments                                  8

          Results of Operations                                8

          Liquidity and Capital Resources                      12

          Year 2000                                            14

          Forward Looking Statements                           17

Item 3.   Quantitative and Qualitative Disclosures  About      17
          Market Risk

Part II - Other Information:

Item 1.   Legal Proceedings - (none)

Item 2.   Changes in Securities - (none)

Item 3.   Defaults Upon Senior Securities - (none)

Item 4.   Submission of Matters to a Vote of Security Holders  18

Item 5.   Other Information                                    18

Item 6.   Exhibits and Reports on Form 8-K                     18

Signatures                                                     19

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)
                                          Three Months Ended
                                               March 31,
                                         1999            1998
Operating revenues:
 Electric                              $ 54,491,652  $ 51,146,349
 Water                                      250,461       241,891
                                         54,742,113    51,388,240
Operating revenue deductions:
 Operating expenses:
  Fuel                                    9,232,210     6,151,704
  Purchased power                        11,008,095    14,485,249
  Other                                   8,087,415     7,398,425
 Total operating expenses                28,327,720    28,035,378

 Maintenance and repairs                  3,892,917     4,078,515
 Depreciation and amortization            6,418,819     6,167,602
 Provision for income taxes               2,937,570     1,954,840
 Other taxes                              3,161,259     3,092,132
                                         44,738,285    43,328,467

Operating income                         10,003,828     8,059,773
Other income and deductions:
  Allowance for equity funds used            30,521      -
  during construction
  Interest income                            40,959        25,267
  Other - net                               (99,497)     (196,650)
                                            (28,017)     (171,383)
Income before interest charges            9,975,811     7,888,390
Interest charges:
  First mortgage bonds                    4,618,614     4,145,292
  Commercial paper                          200,366       396,916
  Allowance for borrowed funds used        (163,506)      (73,205)
  during construction
  Other                                      82,584        78,889
                                          4,738,058     4,547,892
Net income                                5,237,753     3,340,498
Preferred stock dividend requirements       599,180       604,085
Net income applicable to common stock  $  4,638,573  $  2,736,413

Weighted average number of common        17,129,470    16,794,641
shares outstanding

Basic and diluted earnings per
weighted average share of
common stock                              $   0.27       $   0.16

Dividends per share of common stock       $   0.32       $   0.32


See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)
                                           Twelve Months Ended
                                                March 31,
                                           1999           1998
Operating revenues:
 Electric                              $242,146,134   $218,396,467
 Water                                    1,066,031        997,850
                                        243,212,165    219,394,317
Operating revenue deductions:
 Operating expenses:
  Fuel                                   44,956,571     35,481,195
  Purchased power                        44,095,387     49,039,282
  Other                                  32,661,071     30,134,395
 Total operating expenses               121,713,029    114,654,872

 Maintenance and repairs                 17,337,273     13,889,831
 Depreciation and amortization           25,231,853     24,006,872
 Provision for income taxes              17,172,730     13,439,007
 Other taxes                             12,441,448     11,455,023
                                        193,896,333     177,445,60

Operating income                         49,315,832     41,948,712
Other income and deductions:
 Allowance for equity funds used             39,459        150,475
during construction
 Interest income                            279,493        132,136
 Other - net                               (743,404)      (528,264)
                                           (424,452)      (245,653)
Income before interest charges           48,891,380     41,703,059
Interest charges:
 First mortgage bonds                    18,347,154     16,590,133
 Commercial paper                           463,192      1,418,270
 Allowance for borrowed funds used         (490,345)      (636,761)
during construction
 Other                                      350,785        322,756
                                         18,670,786     17,694,398
Net income                               30,220,594     24,008,661
Preferred stock dividend requirements     2,406,879      2,416,340
Net income applicable to common stock  $ 27,813,715   $ 21,592,321

Weighted average number of common        17,015,264     16,682,474
shares outstanding

Basic and diluted earnings per
weighted average share of
common stock                              $  1.64         $  1.29

Dividends per share of common stock       $  1.28         $  1.28

See accompanying Notes to Financial Statements.

BALANCE SHEET
                                        March 31,
                                           1999        December 31,
                                       (Unaudited)        1998
ASSETS
 Utility plant, at original cost:
  Electric                             $841,665,511    $832,484,754
  Water                                   6,427,604       6,398,086
  Construction work in progress          20,420,168      16,701,068
                                        868,513,283     855,583,908
  Accumulated depreciation              289,875,504     283,337,538
                                        578,637,779     572,246,370
 Current assets:
  Cash and cash equivalents               7,620,578       2,492,716
  Accounts receivable - trade, net       13,048,785      13,645,641
  Accrued unbilled revenues               5,421,392       6,218,889
  Accounts receivable - other             1,542,281       1,590,536
  Fuel, materials and supplies           16,928,298      15,704,678
  Prepaid expenses                          531,882         929,447
                                         45,093,216      40,581,907
 Deferred charges:
  Regulatory assets                      35,642,426      35,999,139
  Unamortized debt issuance costs         3,596,138       3,660,800
  Other                                   1,537,617         805,568
                                         40,776,181      40,465,507
   Total Assets                        $664,507,176    $653,293,784

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
 17,170,977 and 17,108,799 shares
 issued and outstanding,
 respectively                         $ 17,170,977     $ 17,108,799
 Capital in excess of par value        158,484,404      156,975,596
 Retained earnings (Note 2)             54,866,496       55,706,779
   Total common stockholders' equity   230,521,877      229,791,174
 Preferred stock                        32,901,800       32,901,800
 Reacquired capital stock                 (267,537)        (267,537)
 Long-term debt                        246,103,704      246,092,905
                                       509,259,844      508,518,342
 Current liabilities:
  Accounts payable and accrued          12,554,653       17,096,272
liabilities
  Commercial paper                      22,000,000       14,500,000
  Customer deposits                      3,469,247        3,438,987
  Interest accrued                       7,174,686        4,113,300
  Taxes accrued, including income        4,103,966                -
  taxes
                                        49,302,551       39,148,559
 Noncurrent liabilities and deferred
 credits:
  Regulatory liability                  16,121,907       16,400,125
  Deferred income taxes                 74,421,977       73,760,362
  Unamortized investment tax credits     8,280,710        8,391,000
  Postretirement benefits other than     4,480,696        4,463,883
pensions
  Other                                  2,639,490        2,611,513
                                       105,944,780      105,626,883
   Total Capitalization and           $664,507,176     $653,293,784
   Liabilities


See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                          Three Months Ended
                                                March 31,
                                           1999          1998
Operating activities:
 Net income                           $  5,237,753  $  3,340,498
 Adjustments to reconcile net income
 to cash flows:
  Depreciation and amortization          7,224,853     6,990,595
  Pension income                          (665,721)     (285,000)
  Deferred income taxes, net               438,847       202,608
  Investment tax credit, net              (110,290)      (71,340)
  Allowance for equity funds used          (30,521)            -
  during construction
  Issuance of common stock for 401(k)      196,515       178,618
  plan
  Other                                          -        54,247
  Cash flows impacted by changes in:
   Accounts receivable and accrued       1,442,608     1,176,876
   unbilled revenues
   Fuel, materials and supplies         (1,223,620)   (3,313,369)
   Prepaid expenses and deferred          (334,484)      115,116
   charges
   Accounts payable and accrued         (4,541,620)     (290,627)
   liabilities
   Customer deposits, interest and       7,195,612     6,332,691
   taxes accrued
   Other liabilities and other             710,512       (18,876)
   deferred credits

Net cash provided by operating          15,540,444    14,412,037
activities

Investing activities:
  Construction expenditures            (13,239,538)   (9,145,043)
  Allowance for equity funds used           30,521             -
  during construction

Net cash used in investing activities  (13,209,017)   (9,145,043)

Financing activities:
  Proceeds from issuance of common       1,374,471     1,223,101
  stock
  Dividends                             (6,078,036)   (5,975,736)
  Net proceeds from short-term           7,500,000
  borrowings

Net cash used in financing activities    2,796,435    (4,752,635)

Net increase (decrease) in cash and      5,127,862       514,359
cash equivalents

Cash and cash equivalents at beginning   2,492,716     2,545,282
of period

Cash and cash equivalents at end of   $  7,620,578  $  3,059,641
period


See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies

      The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in the opinion of the Company necessary to present fairly the results for the interim periods presented.


Note 2 - Retained Earnings

                                                     First
                                                    Quarter
                                                     1999
 Balance at January 1, 1999                       $55,706,779
  Changes January 1 through March 31:
   Net Income                                       5,237,753
   Quarterly cash dividends on common stock:
    - $0.32 per share                              (5,478,855)
   Quarterly cash dividends on preferred stock:
    8-1/8% cumulative - $0.203125 per share          (503,953)
    5% cumulative - $0.125 per share                  (47,728)
    4-3/4% cumulative - $0.11875 per share            (47,500)

 Total changes January 1 through March 31            (840,283)

 Balance at March 31, 1999                         $54,866,496

Item 2.    Management's  Discussion  and  Analysis   of   Financial
      Condition and Results of Operations


RECENT DEVEOPMENTS

      The Company and UtiliCorp United Inc., a Delaware corporation ("UtiliCorp"), have entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, UtiliCorp is offering $29.50 for each share of Common Stock of the Company, payable in UtiliCorp common stock or cash. UtiliCorp also will assume approximately $260 million of existing debt of the Company, including its first mortgage bonds. The Merger Agreement contains a collar provision under which the value of the merger consideration per share will decrease if UtiliCorp's common stock is below $22 per share preceding the closing and will increase if UtiliCorp's common stock is above $26 per share preceding the closing. Stockholders of the Company may elect to take cash or stock, but total cash paid to stockholders will be limited to no more than 50% of the total Merger consideration, and the UtiliCorp common stock that may be issued in the Merger is limited to 19.9% of the then outstanding common stock of UtiliCorp.
      The Merger, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close after all of the conditions to the consummation of the Merger are met or waived. The Merger is conditioned, among other things, upon approval of stockholders of the Company, approvals of federal regulatory agencies and approvals of state regulatory authorities in states where the combined company will operate. Other conditions in the Merger Agreement require the Company to redeem all of its outstanding preferred stock (approximately $33 million) according to its terms prior to the closing and to obtain the consent of holders of its outstanding first mortgage bonds to a modification of a dividend limitation provision relating to successor corporations which is contained in the Company's Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented, pursuant to which its first mortgage bonds are issued.
      Based in Kansas City, Missouri, UtiliCorp is an international energy company with more than 3 million electric and natural gas network customers across the United States and in Canada, Australia, New Zealand and the United Kingdom. Its Missouri Public Service division serves 250,000 electric and gas customers in west and central Missouri.
       The Merger Agreement and the press release issued in connection therewith are filed as Exhibits 2 and 99, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference. The description of the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Merger Agreement.

RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 1999, compared to the same periods ended March 31, 1998.

Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the first quarter of 1999, approximately 45% were from residential customers, 28% from commercial customers, 17% from industrial customers, 4% from wholesale on-system customers and 2% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                          Kwh Sales             Revenue
                                Twelve               Twelve
                       First    Months      First    Months
                      Quarter   Ended      Quarter   Ended
     Residential     6.5%      9.6%       6.5%      12.7%
     Commercial      7.0       7.5        7.2       10.4
     Industrial      6.6       3.1        6.0       6.1
     Wholesale On-   0.5       7.8        (2.4)     9.2
     System
          Total      6.1       7.0        6.1       10.5
     System

      Residential and commercial Kwh sales and revenues were up during the first quarter of 1999 compared to the first quarter of 1998 despite warmer temperatures during February and March of 1999. Although total heating degree days (the number of degrees that the average temperature for that period was below 65 F) for the first quarter of 1999 were 9% less than the same period last year, increases of 1.8% in the average number of residential customers served and 2.0% in the average number of commercial customers served compared to a year ago contributed to the increased Kwh sales and revenues. In addition, revenues and Kwh sales were positively impacted by a change in the estimation of periodic loss factors used to calculate unbilled revenues. The estimation of these loss factors was modified from using a fixed annual average factor to using a variable factor that more closely approximates the actual monthly activity. Revenues were also positively impacted by the annual rate increase of $358,848 (6.6%) granted by the Arkansas Public Service Commission ("Arkansas Commission") effective August 24, 1998.
      Industrial Kwh sales and revenues, which are not particularly weather sensitive, were up during the first quarter of 1999 when compared to the same period last year due to continuing increases in business activity throughout the Company's service territory. Industrial revenues were also positively impacted by the 1998 Arkansas rate increase.
      On-system wholesale Kwh sales increased during the first quarter of 1999 reflecting the continuing increases in business activity described above. Revenues associated with those sales decreased despite the corresponding increase in Kwh sales as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales. This clause permits changes in fuel and purchased power costs to be passed along to customers without the need for a rate proceeding.
      For the twelve months ended March 31, 1999, Kwh sales to and revenue from the Company's residential and commercial customers increased, reflecting the warmer temperatures experienced during the second and third quarters of 1998. Industrial and on-system wholesale sales continued to grow due to strong business activity in the Company's service territory. Residential, commercial and industrial revenues for the twelve months ended March 31, 1999 were also positively impacted by twelve months of the Missouri rate increases that were effective July 28, 1997 and September 19, 1997 as well as the 1998 Arkansas rate increase discussed above.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During the first quarter of 1999, revenues from such off-system transactions were approximately $1.6 million, compared with approximately $1.3 million during the first quarter of 1998. For the twelve months ended March 31, 1999, revenues from such off-system transactions were approximately $8.6 million as compared to $8.3 million for the twelve months ended March 31, 1998. The margin on such off-system sales is lower than on sales to the Company's on-system customers. In addition, pursuant to an order issued by the FERC and subsequent tariffs filed by the Company and the Southwest Power Pool ("SPP"), these off-system sales have been opened up to competition. The Company cannot predict, however, the effect such competition will have on its future operations or financial results. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition" for more information on these open-access tariffs.
     The Company is a member of the SPP, a regional division of the North American Electric Reliability Council, which requires its members to maintain reserve margins of 12.00%. The Company is also a member of the Western Systems Power Pool ("WSPP"), a marketing pool that provides agreements that facilitate the purchase and sale of wholesale power among members. Most of the United States electric utilities are now parties to this agreement.
     On February 8, 1999, the Company filed a petition with the FERC seeking approval to sell power at market-based rates. In this filing, the Company also requested approval for a rate schedule that would allow the Company to sell, assign or otherwise transfer transmission capacity that it holds on other systems or on its own system. This petition was approved by the FERC on April 9, 1999.
      The primary benefit of the market-based power tariff is that it will remove the rate cap on power that is sold under any of the WSPP schedules that previously restricted the Company to a margin of $22 per Mwh above cost. This tariff would apply to off-system sales by the Company to other utilities and power brokers. This change could result in an increase in revenue during the summer season when power is selling at higher prices. The revenue impact of this change, however, is not expected to be significant during any season other than the summer season. The magnitude of any such increase will be affected by the availability of purchased power in the bulk power market, generation fuel costs and the requirements of other electric systems during this season. As a result of its inability to control or predict these factors, the Company cannot currently predict the effect these tariffs will have on its future operations or financial results.

Operating Revenue Deductions

      During the first quarter of 1999, total operating expenses increased approximately $0.3 million (1.0%) compared with the same period last year. Purchased power costs decreased approximately $3.5 million (24.0%) during the period, primarily due to increased availability from the Asbury Plant in the first quarter as compared to last year because of a timing difference in spring maintenance outages. An outage at the Asbury Plant in January of 1998, initially caused by a generator winding problem, was extended to perform spring maintenance originally scheduled for the second quarter. As a result, additional purchases of power were incurred in the first quarter of 1998. The Asbury Plant began this year's spring outage in early April and is scheduled to return to service in early May. As a result of these timing differences in the spring outages, purchased power costs could be greater during the second quarter of 1999 as compared to the second quarter of 1998.
      Total fuel costs increased approximately $3.1 million (50.1%) during the first quarter of 1999 primarily reflecting the increased generation from the Asbury Plant discussed above.
      Other operating expenses increased approximately $0.7 million (9.3%) during the period due primarily to higher general and administrative costs. Maintenance and repair expense decreased approximately $0.2 million (4.6%) during the quarter, primarily due to the decreased first quarter expenses associated with the timing differences of the Asbury maintenance outages. These decreased expenses helped to offset approximately $1.0 million in expenses incurred to repair storm damages resulting from a New Year's Day ice storm that interrupted service to approximately 35,000 of the Company's Missouri and Kansas customers over a three day period.
     Depreciation and amortization expenses increased approximately $0.3 million (4.1%) during the quarter due to increased levels of plant and equipment placed in service. Total income taxes increased $1.0 million (50.3%) during the first quarter of 1999 due primarily to higher taxable income during the current period. Other taxes increased slightly during the quarter.
     During the twelve months ended March 31, 1999, total operating expenses increased approximately $7.1 million (6.2%) compared to the year ago period. Total purchased power costs were down approximately $4.9 million (10.1%), primarily due to decreased purchases of replacement energy due to the timing differences of the Asbury Plant outages. Total fuel costs were up approximately $9.5 million (26.7%) during the twelve month period due primarily to greater availability and increased usage of the Company owned generating facilities. Generation from the higher-cost gas-fired combustion turbines at the State Line Power Plant and the Energy Center increased during the second and third quarters of 1998 due to increased customer demand resulting from warmer temperatures.
      Other operating expenses increased approximately $2.5 million (8.4%) during the twelve months ended March 31, 1999, compared to the same period last year due primarily to higher general and administrative and customer accounts expenses. Approximately $0.7 million of this increase was a one-time charge during 1998 due to the initiation of the Directors Stock Unit Plan, a stock-based retirement compensation program for the Company's Directors. The remainder of the increase resulted from $0.9 million in increased costs for outside services and a $0.9 million increase in costs for the employee health care plan.
      Maintenance and repair expenses increased approximately $3.4 million (24.8%) during the twelve months ended March 31, 1999, compared to the prior period. This increase was primarily due to the scheduled maintenance on the gas-fired combustion turbines at the Energy Center and the State Line Power Plant during the fourth quarter of 1998 and the five-year scheduled maintenance outage at the Riverton Plant during the second quarter of 1998. Depreciation and amortization expense increased approximately $1.2 million (5.1%) due to increased levels of plant and equipment placed in service. Total provision for income taxes increased $3.7 million (27.8%) due to higher taxable income during the current period. Other taxes increased $1.0 million (8.6%) due primarily to increased property taxes.

Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") increased slightly during the first quarter of 1999 as compared to the same period last year, reflecting new construction beginning at the State Line Power Plant. AFUDC decreased slightly during the twelve months ended March 31, 1999 as compared to the year ago period reflecting continuing lower levels of construction work in progress following the completion of State Line Unit No. 2 in June 1997.
      Other-net deductions decreased $0.1 million (49.4%) for the first quarter of 1999 as compared to the first quarter of 1998, reflecting increasing profit margins for the Company's non-regulated fiber optics leasing venture. Other-net deductions totaled approximately $0.7 million for the twelve-month period ended March 31, 1999, a $0.2 million (40.7%) increase over the same period last year. This increase was primarily due to one-time startup costs for the Company's non-regulated ventures, such as home security and fiber optics leasing. Interest income increased for both periods, reflecting the higher balances of cash available for investment.

      Interest charges on first mortgage bonds increased $0.5 million (11.4%) during the first quarter of 1999 and $1.8 million (10.6%) for the twelve months ended March 31, 1999 when compared to the same periods last year due to the issuance of $50 million of the Company's First Mortgage Bonds in April, 1998. These proceeds were used to repay $23 million of the Company's First Mortgage Bonds due May 1, 1998 and to repay short-term indebtedness, including that incurred in connection with the Company's construction program. As a result, commercial paper interest decreased $0.2 million (49.5%) during the first quarter of 1999 and $1.0 million (67.3%) for the twelve months ended March 31, 1999 due to decreased usage of short-term debt for financing purposes.

Earnings

      For the first quarter of 1999, earnings per share of common stock were $0.27 compared to $0.16 during the first quarter of 1998. Earnings per share were up primarily due to increased sales to all classes of customers as well as the decrease in purchased power costs resulting from the increased availability of our own generating units and the change in the estimation of the loss factors used to calculate unbilled revenues. Earnings were also positively impacted by the 1998 Arkansas rate increase.
     Earnings per share for the twelve months ended March 31, 1999, were $1.64 compared to $1.29 for the twelve months ended a year earlier reflecting increased revenues resulting primarily from the warm summer temperatures in the second and third quarters of 1998 as well as the 1997 Missouri rate increases, the 1998 Arkansas rate increase and the change in the estimation of the loss factors used to calculate unbilled revenues.

Competition

      The Arkansas Legislature passed a bill in April 1999 that would deregulate the state's electricity industry as early as January 2002. The bill would freeze rates for three years for residential and small business customers of utilities that seek to recover stranded costs, and freeze rates for one year for residential and small business customers of utilities, such as the Company, that do not seek to recover stranded costs. This freeze applies only to rate increases and does not apply to any fuel adjustment clause or energy cost recovery rider approved by the Arkansas Commission, such as the one the Company has to recover its fuel and purchased power costs.

Fuel

     The Iatan Plant, which is jointly owned by Kansas City Power & Light (70%), St. Joseph Light & Power Company (18%) and the Company (12%), has a long-term contract expiring on December 31, 2003 with the Thunder Basin Coal Company for low sulfur Western coal. This contract was renegotiated on April 1, 1999. The Company's share of the resulting savings will be approximately $0.6 million per year for the remainder of the contract.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $13.2 million during the first quarter of 1999, compared to $9.1 million for the same period in 1998. Approximately $5.6 million of these expenditures during the first quarter of 1999 was related to additions to the Company's distribution and transmission systems to meet projected increases in customer demand and approximately $2.1 million of the first quarter's construction expenditures was related to the Company's maintenance program for the gas-fired combustion turbines at the Energy Center and State Line Power Plant. An additional $2.2 million was related to the expansion project at the State Line Power Plant described below. During the first quarter of 1999, approximately 71% of construction expenditures were satisfied internally from operations.
     The Company announced on October 2, 1998 its plans for the construction of a 350-megawatt addition to the State Line Power Plant (the "State Line Project"). This State Line Project would consist of adding an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment to an already existing combustion turbine. Preparatory work has begun and the State Line Project is projected to be operational by June 2001. The Company announced on February 4, 1999 that it had entered into a Memorandum of Understanding which contemplates entering into a joint ownership agreement under which the Company would own an undivided 60% interest in the State Line Project with Western Resources, Inc. owning the remainder. The Company would also be entitled to 60% of the capacity of the State Line Project. The Company would contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the State Line Project, and as a result, upon commercial operation, the State Line Project would provide the Company with 150 megawatts of additional capacity. The total cost of the State Line Project is estimated to be $185 million (of which $100 million, in addition to the transfer of a portion of State Line Unit No. 2 and certain other property at book value, is expected to be the Company's share).
     In anticipation of executing definitive documentation with Western Resources, Inc. (or one of its subsidiaries), the Company has entered into contracts with Siemens-Westinghouse Power Corporation for the provision of major components for the State Line Project, with Black & Veatch Corporation for engineering and management services for the State Line Project, and with Williams Gas Pipeline Central for the transportation of natural gas to the State Line Project. Westar Generating, Inc. (a subsidiary of Western Resources, Inc.) agreed on April 30, 1999 to reimburse the Company for 40% of expenditures made or to be made by the Company in connection with the State Line Project, including all payments made or to be made by the contracts listed above.
      The Company's construction expenditures are expected to total approximately $70.1 million in 1999, including approximately $29.9 million for new generating facilities at the State Line Project and $18.0 million for additions to the Company's distribution system to meet projected increases in customer demand.
     The Company currently estimates that internally generated funds will provide 56% of the funds required for the remainder of its 1999 construction expenditures. As in the past, in order to finance the additional amounts needed for such construction, the Company intends to utilize short-term debt and sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan as well as internally-generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.
     Following announcement of the Merger, the ratings for the Company's first mortgage bonds (other than the 5.20% Pollution Control Series due 2013 and the 5.30% Pollution Control Series due
2013) were placed on credit watch with downward implication by each of Moody's Investors Service, Standard & Poor's and Duff & Phelps Credit Rating Company.

Year 2000

Year 2000 Background

        Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century change. As a result, computer systems may fail completely or produce erroneous results unless corrective measures are taken. The Company is engaged in an on-going project to identify, evaluate and implement changes to both information technology ("IT") and non-IT systems in order to achieve Year 2000 readiness. The Company has also become a member of the Edison Electric Institute's Year 2000 Committee and the Electric Power Research Institute's Y2K Embedded Systems Program in order to assist in the implementation of its Year 2000 Readiness Plan. In addition, the Company is participating in the North American Electric Reliability Council's ("NERC") efforts to prepare mission critical systems for Year 2000 readiness. NERC's target is to have all mission critical electric power production, transmission, and delivery systems Year 2000 ready by June 30, 1999. The Company is working within that framework and participated in an industry-wide Year 2000 drill on April 9, 1999 with good results. Essential sites and facilities included in the drill were the control area (dispatching), power
generation   sites,  interconnect  transmission  substations,   and
transmission lines. The Company plans to participate in a second industry-wide drill on September 9, 1999.
       NERC's 1999 first quarter report to the Department of Energy indicated that more than 75% of testing and repairing by the Nation's utilities is now complete. NERC reported that "fewer than 3% of all components tested have required Y2K fixes and the errors that have appeared have been mostly cosmetic or nuisance type errors, such as incorrect dates in logs."
      The Company is using a multi-step approach in achieving its Year 2000 Readiness Plan. These steps include creating awareness of the Year 2000 problem, forming a Year 2000 task force,
developing   procedures  for  documenting  Year   2000   readiness,
developing a methodology for the Year 2000 Readiness Plan and testing and remediation of Year 2000 affected items pursuant to the Year 2000 Readiness Plan. Developing the methodology for the Year 2000 Readiness Plan includes creating and implementing an ongoing communication program with both internal and external parties, performing an inventory of possible Year 2000 affected items, assessing and prioritizing each such inventory item as to level of criticality, scheduling testing and remediation of such items in order of criticality, and developing contingency planning. The management consulting firm of Sargent & Lundy has reviewed the process involving the implementation of the Year 2000 Readiness Plan as well as the plan itself. Recommendations based on their independent findings will be implemented as a step of the Year 2000 Readiness Plan.
     The  Company has purchased a new financial management software
package  from  PeopleSoft  that is Year 2000  ready.   The  package
includes financial accounting systems for general ledger, accounts payable and asset management; purchasing and inventory; human resource systems for benefits, time and labor, and payroll; as well as systems for budgeting and project tracking. All of the systems, with the exception of asset management and the human resource systems, are now being utilized. The asset management system is expected to begin operation in June 1999 and the human resource
systems  are  scheduled  to  begin  operation  in  July  1999.   In
addition,  a new customer information system, Centurion,  is  being
developed  internally which will be Year 2000 ready.   Installation
of  this  system  is  expected to be completed  by  mid-1999.   The
installation of these systems is anticipated to substantially mitigate the Company's Year 2000 exposure.

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

The status of each of the targeted areas undergoing testing is as follows:

General Preparation. Scheduled upgrades to the telephone switch are 75% complete with the final upgrades scheduled to be completed in the second quarter of 1999. The testing of other items is scheduled to be completed by the end of the second quarter of 1999.

Power Generation. Assessment, inventory and testing are complete at all plants. There are a few items, mostly non-critical, that need to be remediated at the plants. This will be completed as soon as possible.

Energy Management Systems. The Company is in the process of installing major upgrades to its Energy Management System hardware and software as a result of Year 2000 related problems observed during preliminary system testing. These upgrades are anticipated to be completed by the end of the second quarter of 1999. The Company has obtained readiness certifications for most of the other related components and will conduct its own tests on components critical to the operations of the Energy Management System and other related systems. Year 2000 related testing of these components is expected to be completed by July 31, 1999.

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

Third Parties. The Company has requested readiness certifications from third party vendors for all of its core applications and operating systems. However, all critical applications will be tested regardless of whether a certification of readiness has been obtained. In addition, the Company is contacting other third parties with whom the Company does business (such as major customers, power pools, power suppliers, transmission providers and telecommunications providers) in order to assess their states of readiness. This initial contact phase was completed at the end of 1998. The Company will continue to monitor the progress of these third parties throughout the remainder of 1999. The Company is conducting face to face meetings with its most critical suppliers and its largest customers and is corresponding in writing with its other suppliers and customers.

Year 2000 Costs

     The Company currently estimates that total costs (which include the costs of the new financial management software package and the new customer information system) to update all systems for Year 2000 readiness will be approximately $3.7 million, of which approximately $2.8 million have been incurred and capitalized as of March 31, 1999 and $0.5 million have been incurred and expensed. Of these capitalized costs, $0.5 million were included in the 1998 capital budget. Costs for specific Year 2000 remediation projects will be charged to expense while costs to replace software for business purposes other than addressing Year 2000 issues will be capitalized.

Risk Assessment and Contingency Plans

     At this time, the Company believes the most reasonably likely worst case scenario would result from fuel constraints due to supply failure(s), specifically natural gas, oil, water or other, with the most likely being natural gas. The Company is assessing the risk of this scenario and is formulating contingency plans, currently scheduled to be completed during the second quarter of 1999, to mitigate the potential impact. As a part of these plans, the Company is increasing its supply of coal at the Asbury and Riverton Power Plants. Under normal conditions, the Company's targeted coal inventory supply at both plants is approximately 45 days. As of April 30, 1999, the supply of western coal at the Asbury Plant was approximately 85 days and the supply of blend coal was approximately 125 days, while the supply of western coal at the Riverton Plant was approximately 85 days and the supply of blend coal was approximately 49 days. In addition, the Company has the ability to switch the fuel used by the combustion turbines at the Energy Center and State Line Plants from natural gas to diesel fuel should a disruption in natural gas delivery occur. The Company's Year 2000 task force has formed a contingency planning team which will follow guidelines established by the NERC to formalize a plan with respect to the above worst case scenario and other contingencies which may develop by the end of the second quarter of 1999.
     The Company's Readiness Plan is designed to provide corrective action with respect to Year 2000 risks. If the Plan is not successfully carried out in a timely manner, or if unforeseen events occur, Year 2000 problems could have a material adverse impact on the Company. Management does not expect such problems to have such an effect on its financial position or results of operations.

FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures (including those planned in connection with the State Line Project), earnings, competition, litigation, rate and other regulatory matters, liquidity and capital resources, Year 2000 readiness (including estimated costs, completion dates, risks and contingency plans) and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief and environmental regulation (such as NOx regulation); competition; including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Interest Rate Risk. The Company is exposed to changes in interest rates as a result of significant financing through its issuance of fixed-rate debt, commercial paper and preferred stock. The Company manages its interest rate exposure by limiting its variable-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates
     If market interest rates average 1% more in 1999 than in 1998, the Company's interest expense would increase, and income before taxes would decrease, by approximately $220,000. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's commercial paper balances as of March 31, 1999. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)   The  annual meeting of Common Stockholders was held on  April
22, 1999.

(b) The following persons were re-elected Directors of the Company to serve until the 2002 Annual Meeting of Stockholders:

          M.  F.  Chubb   (13,401,721 votes for;  194,407  withheld
          authority).
          R.  L.  Lamb   (13,398,048 votes  for;  198,080  withheld
          authority).
          R.  E.  Mayes   (13,389,638 votes for;  206,490  withheld
          authority).

     The term of office as Director of the following other Directors continued after the meeting: V. E. Brill, Jr., R. D. Hammons, J. R. Herschend, R. C. Hartley, F. E. Jefferies, M.
     W. McKinney, and M. M. Posner.



Item 5.  Other Information.

      At March 31, 1999, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 3.44x and 2.89x, respectively. See Exhibit (12) hereto.



Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibits.

     (2)Agreement and Plan of Merger, dated as of May 10, 1999, by and between the Company and UtiliCorp United Inc.

     (12) Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     (27)    Financial Data Schedule for March 31, 1999

     (99) Joint Press Release, dated May 11, 1999, of the Company and UtiliCorp United Inc.

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

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                            Registrant


                         By   /s/  R. B. Fancher
                                       R. B. Fancher
                              Vice President - Finance



                         By  /s/ G. A. Knapp
                                       G. A. Knapp
                            Controller and Assistant Treasurer

May 14, 1999

                                                       EXHIBIT (12)


      COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND
  EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND
                           REQUIREMENTS


                                                     Twelve
                                                  Months Ended
                                                    March 31,
                                                      1999
Income before provision for income taxes and      $  66,494,732
fixed charges (Note A)

Fixed charges:
Interest on first mortgage bonds                  $  17,496,910
Amortization of debt discount and expense less          850,244
premium
Interest on short-term debt                             463,191
Other interest                                          350,785
Rental expense representative of an interest            165,939
factor (Note B)

Total fixed charges                                  19,327,069

Preferred stock dividend requirements:
Preferred stock dividend requirements not             2,329,539
deductible for tax purposes
Ratio of income before provision for incomes              1.561
taxes to net income

Nondeductible dividend requirements                   3,636,410
Deductible dividends                                     78,036

Total preferred stock dividend requirements           3,714,446

Total combined fixed charges and preferred stock  $  23,041,515 dividend requirements

Ratio of earnings to fixed charges                        3.44x

Ratio of earnings to combined fixed charges and
preferred stock
dividend requirements                                     2.89x


NOTE A:For the purpose of determining earnings in the calculation of the ratio, net income has been increased by the provision for income taxes, non-operating income taxes and by the sum of fixed charges as shown above.

NOTE B: One-third of rental expense (which approximates the interest factor).