Form 10-Q
period 1999-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 1999-08-13
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

     x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



 Common stock outstanding as of August 1, 1999: 17,234,780 shares.

               THE EMPIRE DISTRICT ELECTRIC COMPANY

                               INDEX

                                                      Page Number

Part I -  Financial Information:

Item 1.   Financial Statements:

        a.  Statement of Income                                 3

        b.  Balance Sheet                                       6

        c.  Statement of Cash Flows                             7

        d.  Notes to Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    9

         Recent Developments..                                  9

         Results of Operations..                               10

         Liquidity and Capital Resources                       14

         Year 2000                                             16

         Forward Looking Statements                            18

Item 3.  Quantitative and Qualitative Disclosures About        19
         Market Risk

Part II- Other Information:

Item 1.  Legal Proceedings - (none)

Item 2.  Changes in Securities and Use of Proceeds             19

Item 3.  Defaults Upon Senior Securities - (none)

Item 4.  Submission of Matters to a Vote of Security Holders   20

Item 5.  Other Information                                     20

Item 6.  Exhibits and Reports on Form 8-K                      20

Signatures                                                     21

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)
                                             Three Months Ended
                                                  June 30,
                                            1999           1998
Operating revenues:
 Electric                                $ 53,044,738  $ 56,011,199
 Water                                        264,446       257,951
                                           53,309,184    56,269,150
Operating revenue deductions:
 Operating expenses:
  Fuel                                     10,378,173    10,142,344
  Purchased power                          11,619,380    11,038,856
  Other                                     7,716,698     7,667,021
  Merger Related Expenses                   3,061,654             -
 Total operating expenses                  32,775,905    28,848,221

 Maintenance and repairs                    4,212,373     3,560,677
 Depreciation and amortization              6,535,755     6,218,930
 Provision for income taxes                 1,848,270     3,643,050
 Other taxes                                2,915,118     2,966,212
                                           48,287,421    45,237,090

Operating income                            5,021,763    11,032,060
Other income and deductions:
  Allowance for equity funds used              26,324             -
  during construction
  Interest income                              53,711        26,116
  Other - net                                 (14,921)     (152,302)
                                               65,114      (126,186)
Income before interest charges              5,086,877    10,905,874
Interest charges:
  First mortgage bonds                      4,618,614     4,491,564
  Commercial paper                            298,767       190,203
  Allowance for borrowed funds used          (240,388)      (88,845)
  during construction
  Other                                       107,398       101,836
                                            4,784,391     4,694,758
Net income                                    302,486     6,211,116
Preferred stock dividend requirements         597,333       604,085
Net income applicable to common stock      $ (294,847)  $ 5,607,031

Weighted average number of common          17,203,177    16,873,265
shares outstanding

Basic and diluted earnings per
weighted average share of common stock       $ (0.02)     $    0.33

Dividends per share of common stock          $  0.32      $    0.32


See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)

                                                   Six Months Ended
                                                       June 30,
                                                 1999          1998
Operating revenues:
 Electric                                   $ 107,536,391  $ 107,157,548
 Water                                            514,906        499,842
                                              108,051,297    107,657,390
Operating revenue deductions:
 Operating expenses:
  Fuel                                         19,610,383     16,294,048
  Purchased power                              22,627,475     25,524,105
  Other                                        15,804,114     15,065,446
  Merger Related Expenses                       3,061,654              -
 Total operating expenses                      61,103,626     56,883,599

 Maintenance and repairs                        8,105,290      7,639,192
 Depreciation and amortization                 12,954,574     12,386,532
 Provision for income taxes                     4,785,840      5,597,890
 Other taxes                                    6,076,377      6,058,344
                                               93,025,707     88,565,557

Operating income                               15,025,590     19,091,833
Other income and deductions:
 Allowance for equity funds used                   56,845              -
 during construction
 Interest income                                   94,670         51,383
 Other - net                                     (114,417)      (348,952)
                                                   37,098       (297,569)
Income before interest charges                 15,062,688     18,794,264
Interest charges:
 Long-term debt                                 9,237,228      8,636,856
 Commercial paper                                 499,133        587,119
 Allowance for borrowed funds used               (403,894)      (162,050)
 during construction
 Other                                            189,982        180,725
                                                9,522,449      9,242,650
Net income                                      5,540,239      9,551,614
Preferred stock dividend requirements           1,196,513      1,208,170
Net income applicable to common stock       $   4,343,726  $   8,343,444

Weighted average number of common              17,166,527     16,834,170
shares outstanding

Basic and diluted earnings per
weighted average share of common stock          $ 0.25         $ 0.50

Dividends per share of common stock             $ 0.64         $ 0.64


See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)

                                                 Twelve Months Ended
                                                       June 30,
                                                 1999           1998
Operating revenues:
 Electric                                  $ 239,179,673   $ 228,689,475
 Water                                         1,072,525         993,983
                                             240,252,198     229,683,458
Operating revenue deductions:
 Operating expenses:
  Fuel                                        45,192,399      37,720,923
  Purchased power                             44,675,911      49,470,232
  Other                                       32,710,749      30,228,157
  Merger Related Expenses                      3,061,654               -
 Total operating expenses                    125,640,713     117,419,312

 Maintenance and repairs                      17,988,969      13,976,300
 Depreciation and amortization                25,548,678      24,527,011
 Provision for income taxes                   15,377,950      15,747,247
 Other taxes                                  12,390,354      11,725,002
                                             196,946,664     183,394,872

Operating income                              43,305,534      46,288,586
Other income and deductions:
 Allowance for equity funds used                  65,783         150,524
 during construction
 Interest income                                 307,087         131,571
 Other - net                                    (606,022)       (634,073)
                                                (233,152)       (351,978)
Income before interest charges                43,072,382      45,936,608
Interest charges:
 First mortgage bonds                         18,474,205      16,934,088
 Commercial paper                                571,754       1,346,170
 Allowance for borrowed funds used              (641,888)      (245,260)
during construction
 Other                                           356,348        330,734
                                              18,760,419     18,365,732
Net income                                    24,311,963     27,570,876
Preferred stock dividend requirements          2,400,126      2,416,340
Net income applicable to common stock      $  21,911,837  $  25,154,536

Weighted average number of common             17,097,516     16,763,583
shares outstanding
Basic and diluted earnings per
weighted average share of
common stock                                   $ 1.28          $ 1.50

Dividends per share of common stock            $ 1.28          $ 1.28


See accompanying Notes to Financial Statements.

BALANCE SHEET
                                               June 30,
                                                1999         December 31,
                                             (Unaudited)        1998
ASSETS
 Utility plant, at original cost:
  Electric                                 $ 850,118,531    $ 832,484,754
  Water                                        6,508,937        6,398,086
  Construction work in progress               27,402,994       16,701,068
                                             884,030,462      855,583,908
  Accumulated depreciation                   296,085,357      283,337,538
                                             587,945,105      572,246,370
 Current assets:
  Cash and cash equivalents                    3,508,369        2,492,716
  Accounts receivable - trade, net            13,759,402       13,645,641
  Accrued unbilled revenues                    6,675,804        6,218,889
  Accounts receivable - other                  3,826,540        1,590,536
  Fuel, materials and supplies                16,549,506       15,704,678
  Prepaid expenses                               107,818          929,447
                                              44,427,439       40,581,907
 Deferred charges:
  Regulatory assets                           38,258,358       35,999,139
  Unamortized debt issuance costs              3,531,477        3,660,800
  Other                                        2,415,251          805,568
                                              44,205,086       40,465,507
   Total Assets                            $ 676,577,630    $ 653,293,784

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value, 17,267,629
  and 17,108,799 shares issued and
  outstanding, respectively                $  17,267,629    $  17,108,799
 Capital in excess of par value              159,889,317      156,975,596
 Retained earnings (Note 2)                   49,059,902       55,706,779
   Total common stockholders' equity         226,216,848      229,791,174
 Preferred stock                              32,901,800       32,901,800
 Reacquired capital stock                       (449,583)        (267,537)
 Long-term debt                              246,114,503      246,092,905
                                             504,783,568      508,518,342
 Current liabilities:
  Accounts payable and accrued                18,061,325       17,096,272
   liabilities
  Commercial paper                           34,000,000        14,500,000
  Customer deposits                           3,526,902         3,438,987
  Interest accrued                            4,225,460         4,113,300
  Taxes accrued, including income taxes       3,294,982                 -
                                             63,108,669        39,148,559
 Noncurrent liabilities and deferred
  credits:
  Regulatory liability                       15,843,689        16,400,125
  Deferred income taxes                      74,944,870        73,760,362
  Unamortized investment tax credits          8,205,260         8,391,000
  Postretirement benefits other than          4,395,986         4,463,883
   pensions
  Other                                       5,295,588         2,611,513
                                            108,685,393       105,626,883
   Total Capitalization and               $ 676,577,630     $ 653,293,784
   Liabilities

See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   Six Months Ended
                                                        June 30,
                                                  1999           1998
Operating activities:
 Net income                                    $  5,540,239    $  9,551,614
 Adjustments to reconcile net income
  to cash flows:
  Depreciation and amortization                  14,578,472      14,036,835
  Pension income                                 (1,331,442)       (570,000)
  Deferred income taxes, net                        738,972         535,464
  Investment tax credit, net                       (185,740)       (188,560)
  Allowance for equity funds used                   (56,845)              -
   during construction
  Issuance of common stock for 401(k)               374,475         339,378
   plan
  Other                                                   -          66,958
  Cash flows impacted by changes in:
   Accounts receivable and accrued               (2,806,680)     (4,983,761)
    unbilled revenues
   Fuel, materials and supplies                   (844,829)      (3,100,055)
   Prepaid expenses and deferred                (3,760,699)         138,170
    charges
   Accounts payable and accrued                    965,054          110,242
    liabilities
   Customer deposits, interest and               3,495,055        5,840,021
    taxes accrued
   Other liabilities and other                   3,947,620          137,450
    deferred credits

Net cash provided by operating                  20,653,652       21,913,756
 activities

Investing activities:
  Construction expenditures                    (29,523,758)     (20,007,623)
  Allowance for equity funds used                   56,845                -
   during construction

Net cash used in investing activities          (29,466,913)     (20,007,623)

Financing activities:
  Proceeds from issuance of first                       -        49,672,000
   mortgage bonds
  Proceeds from issuance of common              2,698,076         2,531,716
   stock
   Reacquired Capital Stock                      (182,046)                -
  Dividends                                   (12,187,116)      (11,987,695)
  Repayment of first mortgage bonds                     -       (23,000,000)
  Payment of debt issue costs                           -          (482,065)
  Net issuances (repayments) from              19,500,000       (19,500,000)
   short-term borrowings

Net cash provided by (used in)                  9,828,914        (2,766,044)
 financing activities

Net increase (decrease) in cash and             1,015,653          (859,911)
 cash equivalents

Cash and cash equivalents at beginning          2,492,716         2,545,282
 of period

Cash and cash equivalents at end of          $  3,508,369      $  1,685,371
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

Note 2 - Retained Earnings
 Balance at January 1, 1999                            $ 55,706,779
  Changes January 1 through March 31:
   Net Income                                             5,237,753
   Quarterly cash dividends on common stock:
    - $0.32 per share                                    (5,478,855)
   Quarterly cash dividends on preferred stock:
    8-1/8% cumulative - $0.203125 per share                (503,953)
    5% cumulative - $0.125 per share                        (47,728)
    4-3/4% cumulative - $0.11875 per share                  (47,500)
 Total changes January 1 through March 31                  (840,283)


 Balance April 1, 1999                                   54,866,496
  Changes April 1 through June 30:
   Net Income                                               302,486
   Quarterly cash dividends on common stock:
    - $0.32 per share                                    (5,512,442)
   Quarterly cash dividends on preferred stock:
    8-1/8% cumulative - $0.203125 per share                (503,952)
    5% cumulative - $0.125 per share                        (45,842)
    4-3/4% cumulative - $0.11875 per share                  (46,844)
 Total changes April 1 through June 30                   (5,806,594)

 Balance June 30, 1999                                 $ 49,059,902

Note 3 - Regulatory Assets

     Certain expenses and credits, normally reflected in income as incurred, are accounted for as assets when included in rates and recovered from or refunded to customers in accordance with Statement of Financial Accounting Standards No. 71. In the second quarter of 1999, the Company established additional regulatory assets in the aggregate amount of $3.0 million, a significant portion of which are fuel contract settlement costs resulting from the Iatan coal contract that was renegotiated on April 1, 1999.

Item 2.     Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations


RECENT DEVELOPMENTS

      The Company and UtiliCorp United Inc., a Delaware corporation ("UtiliCorp"), have entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, UtiliCorp is offering $29.50 for each share of Common Stock of the Company, payable in UtiliCorp common stock or cash. UtiliCorp also will assume approximately $260 million of existing debt of the Company, including its first mortgage bonds. The Merger Agreement contains a collar provision under which the value of the merger consideration per share will decrease if UtiliCorp's common stock is below $22 per share preceding the closing and will increase if UtiliCorp's common stock is above $26 per share preceding the closing. Stockholders of the Company may elect to take cash or stock, but total cash paid to stockholders will be limited to no more than 50% of the total Merger consideration, and the UtiliCorp common stock that may be issued in the Merger is limited to 19.9% of the then outstanding common stock of UtiliCorp.
      The Merger, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close after all of the conditions to the consummation of the Merger are met or waived. The Merger is conditioned, among other things, upon approval of stockholders of the Company, approvals of federal regulatory agencies and approvals of state regulatory authorities in states where the combined company will operate. Other conditions in the Merger Agreement require the Company to redeem all of its outstanding preferred stock according to its terms prior to the closing and to obtain the consent of holders of its outstanding first mortgage bonds to a modification of a dividend limitation provision relating to successor corporations which is contained in the Company's Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the "Mortgage"), pursuant to which its first mortgage bonds are issued.
      The Company has received the requisite consents to amend the dividend limitation in its Mortgage and has entered into a supplemental indenture in order to implement that amendment. The supplemental indenture will not become effective and no consent fee will be paid, however, until the merger is completed. On August 2, 1999, the Company redeemed all of its outstanding preferred stock for approximately $33.1 million. In addition, the Company has called a special meeting of stockholders to be held on September 3, 1999, for the purpose of voting on the proposed merger with UtiliCorp. UtiliCorp is not required to obtain its stockholders' approval of the merger.
      UtiliCorp is a multinational energy and energy services company headquartered in Kansas City, Missouri. It has regulated utility operations in eight states and energy operations in New Zealand, Australia, the United Kingdom and Canada. It also owns non-utility subsidiaries involved in energy trading; natural gas gathering, processing and transportation; energy efficiency services and various other energy-related businesses.
     On May 17, 1999, the Company also announced that it had signed a letter of intent to sell its water system to Missouri-American Water Company. This water system provides service to three towns in Missouri and accounted for 0.4% of the Company's gross operating revenues in 1998 and 0.5% for the first two quarters of 1999.
      Missouri-American Water Company is a part of the American Water Works Company and serves in excess of 94,000 water customers throughout seven districts in Missouri.

RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 1999, compared to the same periods ended June 30, 1998.

Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the second quarter of 1999, approximately 38% were from residential customers, 30% from commercial customers, 19% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                                 Operating
                        Kwh Sales                 Revenues
                           Six     Twelve            Six    Twelve
                  Second  Months   Months  Second   Months  Months
                 Quarter  Ended    Ended   Quarter  Ended    Ended
 Residential     (12.4)%  (2.1)%   2.6%     (9.1)%    (1.1)%   5.2%
 Commercial      (3.9)    1.3      3.7      (5.5)     0.3      4.7
 Industrial      4.2      5.3      3.7      3.2       4.5      4.2
 Wholesale On-   (3.9)    (1.8)    3.1      (4.1)     (3.3)    3.3
 System
  Total System   (4.7)    0.7      3.1      (5.1)     0.3      4.7

      Residential and commercial Kwh sales and revenues were down during the second quarter of 1999 compared to the second quarter of 1998 due mainly to unusually mild temperatures during May and June of 1999 as compared to above-average temperatures during the same period of 1998. Revenues were positively impacted by the annual rate increase of $358,848 (6.6%) granted by the Arkansas Public Service Commission ("Arkansas Commission") effective August 24, 1998.
      Industrial Kwh sales and related revenues, which are not particularly weather-sensitive, were positively affected during the second quarter of 1999 by continuing increases in business activity throughout the Company's service territory as well as the 1998 Arkansas rate increase.
      On-system wholesale Kwh sales and revenues decreased during the second quarter of 1999 reflecting the mild temperatures described above.
      For the six months ended June 30, 1999, Kwh sales to and revenue from the Company's residential and on-system wholesale customers decreased, reflecting the mild temperatures experienced during the second quarter of 1999 while Kwh sales and revenues from the Company's commercial customers increased slightly. Industrial Kwh sales and related revenues, which are not particularly weather-sensitive, increased due to continuing increases in business activity throughout the Company's service territory. Residential, commercial and industrial revenues for the six months ended June 30, 1999 were positively impacted by the 1998 Arkansas rate increase.
      For the twelve months ended June 30, 1999, Kwh sales to and revenue from the Company's residential and commercial customers increased, reflecting the warmer temperatures experienced during the third quarter of 1998. Industrial sales and revenue continued to grow due to strong business activity in the Company's service territory. On-system wholesale Kwh sales and related revenue increased during the twelve-month period reflecting the weather conditions and continuing increases in business activity discussed above. Residential, commercial and industrial revenues for the twelve months ended June 30, 1999 were also positively impacted by twelve months of the Missouri rate increases that were effective July 28, 1997 and September 19, 1997 as well as the 1998 Arkansas rate increase discussed above.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During the second quarter of 1999, revenues from such off-system transactions were approximately $2.5 million, compared with approximately $2.8 million during the second quarter of 1998. Off-system revenues were approximately $4.1 million for
both of the six-month periods ended June 30, 1999 and 1998.   For
the twelve months ended June 30, 1999, revenues from such off-system transactions were approximately $8.3 million as compared to $8.1 million for the twelve months ended June 30, 1998. The margin on such off-system sales is lower than on sales to the Company's on-system customers. In addition, pursuant to an order issued by the FERC and subsequent tariffs filed by the Company and the Southwest Power Pool ("SPP"), these off-system sales have been opened up to competition. The Company cannot predict, however, the effect such competition will have on its future operations or financial results. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition" for more information on these open-access tariffs.
     The Company is a member of the SPP, a regional division of the North American Electric Reliability Council, which requires its members to maintain reserve margins of 12.00%. The Company is also a member of the Western Systems Power Pool ("WSPP"), a marketing pool that provides agreements that facilitate the purchase and sale of wholesale power among members. Most of the United States electric utilities are now parties to this agreement.
     On February 8, 1999, the Company filed a petition with the FERC seeking approval to sell power at market-based rates. In this filing, the Company also requested approval for a rate schedule that would allow the Company to sell, assign or otherwise transfer transmission capacity that it holds on other systems or on its own system. This petition was approved by the FERC on April 9, 1999.
      The primary benefit of the market-based power tariff is that it will remove the rate cap on power that is sold under any of the WSPP schedules that previously restricted the Company to a margin of $22 per Mwh above cost. This tariff would apply to off-system sales by the Company to other utilities and power brokers. This change could result in an increase in revenue during the summer season when power is selling at higher prices. The revenue impact of this change, however, is not expected to be significant during any season other than the summer season. The magnitude of any such increase will be affected by the availability of purchased power in the bulk power market, generation fuel costs and the requirements of other electric systems during this season. As a result of its inability to control or predict these factors, the Company cannot currently predict the effect these tariffs will have on its future operations or financial results.

Operating Revenue Deductions

      During the second quarter of 1999, total operating expenses increased approximately $3.9 million (13.6%) compared with the same period last year. Merger related expenses, which are not tax deductible, accounted for $3.1 million of this increase. A significant portion of these expenses include a payment to the Company's financial advisors for a part of the agreed upon transaction fee for their financial services in connection with the merger. This agreement calls for payment of 25% of the transaction fee upon execution of the merger agreement, 25% upon stockholder approval of the merger and the remaining 50% upon the consummation of the merger, payable upon closing. Including the payment to be made under this agreement, merger costs are expected to be approximately $2.7 million in the third quarter of 1999.
      Purchased power costs increased approximately $0.6 million (5.3%) during the period, primarily due to decreased availability of the Asbury Plant in the second quarter as compared to last year because of a timing difference in spring maintenance outages. An outage at the Asbury Plant in January of 1998, initially caused by a generator winding problem, was extended to perform spring maintenance originally scheduled for the second quarter. The Asbury Plant began this year's spring outage in early April and returned to service in early May. As a result of these timing differences in the spring outages, purchased power costs were greater during the second quarter of 1999 as compared to the second quarter of 1998.
      Total fuel costs increased approximately $0.2 million (2.3%) during the second quarter of 1999 as compared to the same period in 1998 primarily reflecting the increased generation from the higher-cost gas turbines at the State Line Power Plant while the Asbury Plant was down for spring maintenance in April.
     Other operating expenses increased slightly during the period. Maintenance and repair expense increased approximately $0.7 million (18.3%) during the quarter, primarily due to expenses associated with the Asbury maintenance outage.
     Depreciation and amortization expenses increased approximately $0.3 million (5.1%) during the quarter due to increased levels of plant and equipment placed in service. Total income taxes decreased $1.8 million (49.3%) during the second quarter of 1999 due primarily to a decrease in taxable income. Other taxes decreased slightly during the quarter.
      For the six months ended June 30, 1999, total operating expenses were up approximately $4.2 million (7.4%). Merger related expenses accounted for $3.1 million of this increase. Total fuel costs increased $3.3 million (20.4%) while purchased power costs decreased $2.9 million (11.4%), a net increase of $0.4 million
(1.0%). These differences were mainly due to an increased utilization of the Company's own generating facilities resulting in less need for purchased power. Other operating expenses increased $0.7 million (4.9%) due mainly to an increase in general and administrative costs.
      Maintenance and repairs expense increased $0.5 million (6.1%) for the six months ended June 30, 1999 compared to the same period in 1998 primarily due to increased levels of distribution maintenance. Total provisions for income taxes decreased $0.8 million (14.5%) due to a decrease in taxable income. Other taxes increased slightly during the period.
      During the twelve months ended June 30, 1999, total operating expenses increased approximately $8.2 million (7.0%) compared to the year ago period. Merger related expenses accounted for $3.1 million of this increase. Total purchased power costs were down approximately $4.8 million (9.7%) while total fuel costs were up approximately $7.5 million (19.8%) during the twelve-month period. These differences were due primarily to the greater availability
and   increased  usage  of  the  Company's  higher-cost  gas-fired combustion turbines at the State Line Power Plant during the first and second quarters of 1999 and from increased generation at both the State Line Power Plant and the Energy Center during the third quarter of 1998 due to increased customer demand resulting from warmer temperatures. Higher purchased power costs during the third quarter of 1998 also contributed to the increased usage of the Company's gas-fired combustion turbines.
      Other operating expenses increased approximately $2.5 million (8.2%) during the twelve months ended June 30, 1999, compared to the same period last year due primarily to higher general and administrative and customer accounts expenses. Approximately $0.7 million of this increase was a one-time charge during the third quarter of 1998 due to the initiation of the Directors Stock Unit

Plan, a stock-based retirement compensation program for the Company's Directors. The remainder of the increase resulted primarily from $0.7 million in increased costs for outside services and $0.8 million in increased costs for the employee health care plan
      Maintenance and repair expenses increased approximately $4.0 million (28.7%) during the twelve months ended June 30, 1999, compared to the prior period. This increase was primarily due to the scheduled maintenance on the gas-fired combustion turbines at the Energy Center and the State Line Power Plant during the fourth quarter of 1998 and increased levels of distribution maintenance. Depreciation and amortization expense increased approximately $1.0 million (4.2%) due to increased levels of plant and equipment placed in service. Total provision for income taxes decreased $0.4 million (2.4%) due to lower taxable income during the current period. Other taxes increased $0.7 million (5.7%) due primarily to increased property taxes.

Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") increased during each of the periods presented compared to prior year levels, reflecting the new construction beginning at the State Line Power Plant.
      Other-net deductions decreased during each of the periods presented compared to prior year levels, reflecting increasing profit margins for the Company's non-regulated fiber optics leasing venture. Interest income increased slightly for all periods presented.
      Interest charges on first mortgage bonds increased $0.1 million (2.8%) during the second quarter of 1999, $0.6 million
(7.0%) for the six months ended June 30, 1999 and $1.5 million (9.1%) for the twelve months ended period when compared to the same periods last year due to the issuance of $50 million of the Company's First Mortgage Bonds in April 1998. These proceeds were used to repay $23 million of the Company's First Mortgage Bonds due May 1, 1998 and to repay short-term indebtedness, including that incurred in connection with the Company's construction program. Commercial paper interest increased $0.1 million (57.1%) during the second quarter of 1999 as compared to the same period in 1998, but decreased $0.1 million (15.0%) for the six months ended June 30, 1999 and $0.8 million (57.5%) for the twelve months ended period due to decreased usage of short-term debt for financing purposes. Commercial paper interest is expected to increase in the third quarter of 1999 due to the Company's financing needs related to its ongoing construction program.

Earnings

      For the second quarter of 1999, earnings per share of common stock were $(0.02) compared to $0.33 during the second quarter of 1998. Earnings per share were down primarily due to the unusually mild temperatures in May and June of 1999 as well as the $3.1 million in merger costs recorded in June, but were positively impacted by the 1998 Arkansas rate increase. Excluding the merger charges, earnings per share would have been $0.16 for the second quarter of 1999.
      Earnings per share for the six months ended June 30, 1999, were $0.25 compared to $0.50 for the six months ended a year earlier. For the twelve months ending June 30, 1999, earnings per share of common stock were $1.28 compared to $1.50. Earnings per share were down during these periods primarily due to the reasons discussed above, but were also positively impacted by the 1998 Arkansas rate increase. In addition, the twelve months ended earnings per share were somewhat impacted by the 1997 Missouri rate increase as well as the warmer temperatures during the third quarter of 1998. Excluding the $3.1 million in merger costs, earnings per share would have been $0.43 for the six months ended June 30, 1999 and $1.46 for the twelve months ended June 30, 1999.

Competition

      The Arkansas Legislature passed a bill in April 1999 that would deregulate the state's electricity industry as early as January 2002. The bill would freeze rates for three years for residential and small business customers of utilities that seek to recover stranded costs, and freeze rates for one year for residential and small business customers of utilities, such as the Company, that do not seek to recover stranded costs. This freeze applies only to rate increases and does not apply to any fuel adjustment clause or energy cost recovery rider approved by the Arkansas Commission, such as the one the Company has to recover its fuel and purchased power costs. The Company is currently engaged in the regulatory proceedings that have commenced as a result of the new law. Approximately 2.8% of the Company's operating revenue for the twelve months ended June 30, 1999 was derived from sales subject to Arkansas regulation.

Fuel

      The Company's suit against Union Pacific and Kansas City Southern Railway has been settled. The Company had filed suit on August 22, 1997 seeking to void the existing contract and receive restitution for damages due to nonperformance. This suit was a result of the coal delivery problems at the Company's Asbury Plant, mirroring those plaguing the industry in past years, which caused the Company's Western coal inventory to fall to a 20-day supply by the end of 1997. The settlement, which was effective as of July 2, 1999, settles all outstanding issues.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $16.3 million during the second quarter of 1999, compared to $10.9 million for the same period in 1998. For the six months ended June 30, 1999, construction-related expenditures totaled $29.5 million compared to $20.0 million for the same period in 1998. Approximately $5.9 million of these expenditures during the second quarter of 1999 and approximately $11.6 million of construction expenditures during the first six months of 1999 were related to additions to the Company's transmission and distribution systems to meet projected increases in customer demand. Approximately $1.9 million of the second quarter's construction expenditures and approximately $4.0 million during the first six months of 1999 were related to the Company's maintenance program for the gas-fired combustion turbines at the Energy Center and State Line Power Plant. Approximately $3.9 million during the second quarter of 1999 and $6.0 million during the first six months of 1999 were related to the expansion project at the State Line Power Plant described below. Approximately $2.1 million of these second quarter expenditures and $3.4 million for the first six months of 1999 were related to additions and replacements at the Asbury and Riverton Power Plants. Approximately $0.6 million of the second quarter's construction expenditures and $1.2 million of the expenditures for the first six months of 1999 were for capitalized costs related to financial software and the development of the Company's Centurion software. During the first six months of 1999, approximately 29% of construction expenditures were satisfied with internally generated funds.
     On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into definitive agreements for the construction, ownership and operation of a 350-megawatt addition to the State Line Power Plant (the "State Line Project"). This State Line Project will consist of adding an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment to an already existing combustion turbine. Work has begun and the State Line Project is projected to be operational by June 2001. Pursuant to the agreements with WGI, the Company will own an undivided 60% interest in the State Line Project with WGI owning the remainder. The Company will also be entitled to 60% of the capacity of the State Line Project. The Company will contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the State Line Project, and as a result, upon commercial operation, the State Line Project will provide the Company with 150 megawatts of additional capacity. The total cost of the State Line Project is estimated to be $185 million. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property at book value as described below, is expected to be approximately $100 million.
     Prior to executing the agreements with WGI, the Company entered into contracts with Siemens-Westinghouse Power Corporation for the provision of major components for the State Line Project, with Black & Veatch Corporation for engineering and management services for the State Line Project, and with Williams Gas Pipeline Central for the transportation of natural gas to the State Line Project. WGI will, pursuant to the agreements with the Company, reimburse the Company for 40% of expenditures made or to be made by the Company in connection with the State Line Project, including all payments made or to be made in connection with the contracts listed above. In addition, pursuant to the agreements with the Company, WGI will make monthly prepayments to the Company for the future transfer of its 40% joint ownership interest in the existing State Line Unit No. 2, as well as an interest in certain underlying and surrounding land and other property and equipment now owned by the Company. These prepayments are reflected in other deferred credits on the balance sheet. See Item 1, "Financial Statements."
      The Company's construction expenditures are expected to total approximately $80.3 million in 1999, including approximately $32.5 million for its share of new generating facilities at the State Line Project and $18.0 million for additions to the Company's distribution system to meet projected increases in customer demand.
      The Company currently estimates that internally generated funds will provide at least 40% of the funds required for the remainder of its 1999 construction expenditures. As in the past, in order to finance the additional amounts needed for such construction, the Company intends to utilize short-term debt and sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan as well as internally-generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements and has recently received approval for its line of credit to be increased from $50 million to $100 million. The Company financed its preferred stock redemption on August 2, 1999 with approximately $33.1 million in commercial paper. This increased the Company's short-term debt to $65.5 million as of August 10, 1999. After redeeming all of its preferred stock, the Company is no longer restricted by its Articles as to the amount of unsecured indebtedness that it may have outstanding at any one time. See Part II - Item 2 "Changes in Securities and Use of Proceeds" for more information.
      Following announcement of the Merger, the ratings for the Company's first mortgage bonds (other than the 5.20% Pollution Control Series due 2013 and the 5.30% Pollution Control Series due
2013) were placed on credit watch with downward implication by each of Moody's Investors Service, Standard & Poor's and Duff & Phelps Credit Rating Company.

Year 2000

Year 2000 Background

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century change. As a result, computer systems may fail completely or produce erroneous results unless corrective measures are taken. The Company is engaged in an on-going project to identify, evaluate and implement changes to both information technology ("IT") and non-IT systems in order to achieve Year 2000 readiness. The Company has also become a member of the Edison Electric Institute's Year 2000 Committee and the Electric Power Research Institute's Y2K Embedded Systems Program in order to assist in the implementation of its Year 2000 Readiness Plan. In addition, the Company is participating in the North American Electric Reliability Council's ("NERC") efforts to prepare mission critical systems for Year 2000 readiness. NERC's target was to have all mission critical electric power production, transmission, and delivery systems Year 2000 ready by June 30, 1999. The Company has been working within that framework and participated in an industry-wide Year 2000 drill on
April  9,  1999  with  successful  results.   Essential  sites  and
facilities   included   in  the  drill  were   the   control   area
(dispatching),  power  generation sites, interconnect  transmission
substations,  and  transmission  lines.   The  Company   plans   to
participate in a second industry-wide drill on September 8  and  9,
1999.
             NERC's 1999 second quarter report to the Department of
Energy  indicated  that more than 99% of the  nation's  electricity supply is classified as Year 2000 ready or Year 2000 ready with limited exceptions and 96% of all local power distribution systems
are  certified  ready for the new millennium.   The  Department  of
Energy has announced that it will do "spot check" audits on a small number of utilities to make sure the information reported in the survey is correct.
      The Company is using a multi-step approach in achieving its Year 2000 Readiness Plan. These steps include creating awareness of the Year 2000 problem, forming a Year 2000 task force,
developing   procedures  for  documenting  Year   2000   readiness,
developing a methodology for the Year 2000 Readiness Plan and testing and remediation of Year 2000 affected items pursuant to the Year 2000 Readiness Plan. Developing the methodology for the Year 2000 Readiness Plan includes creating and implementing an ongoing communication program with both internal and external parties, performing an inventory of possible Year 2000 affected items, assessing and prioritizing each such inventory item as to level of criticality, scheduling testing and remediation of such items in order of criticality, and developing contingency planning. The management consulting firm of Sargent & Lundy has reviewed the process involving the implementation of the Year 2000 Readiness Plan as well as the plan itself. Recommendations based on their independent findings have been implemented as a step of the Year 2000 Readiness Plan.
     The  Company has purchased a new financial management software
package  from  PeopleSoft  that is Year 2000  ready.   The  package
includes financial accounting systems for general ledger, accounts payable and asset management; purchasing and inventory; human resource systems for benefits, time and labor, and payroll; as well as systems for budgeting and project tracking. All of the systems, with the exception of asset management and the human resource systems, are now being utilized. The asset management system is expected  to  begin  operation on October 1,  1999  and  the  human resource systems are scheduled to begin operation in August 1999. In addition, a new customer information system, Centurion, is being
developed  internally which will be Year 2000 ready.   Installation
of this system is expected to be completed in the third quarter of 1999 and is currently in the test phase. The installation of these systems is anticipated to substantially mitigate the Company's Year 2000 exposure.

State of Readiness

      A task force has been appointed and charged with documenting and testing areas of the Company which may be affected by the Year 2000. The targeted areas include general preparation, power generation, energy management systems, telecommunications, substation controls and system protection and business information systems. Within each of these areas, the task force examined the status of IT systems, non-IT systems and third parties such as vendors, customers and others with whom the Company does business. The inventory of Year 2000 items was completed in September 1998. Assessing and prioritizing each item within the Year 2000 inventory as to the level of criticality was also completed in September 1998. The testing and remediation of the highest level of critical items was completed in June 1999. The Year 2000 task force has developed contingency plans in the event that unanticipated problems are encountered. The Company has substantially completed its Year 2000 testing and compliance projects as of June 30, 1999 with the few exceptions noted below.

The status of each of the targeted areas undergoing testing is as follows:

General Preparation. Scheduled upgrades to the telephone switch are 95% complete with the final upgrades scheduled to be completed in the third quarter of 1999. The testing of other items was completed by June 30, 1999.

Power Generation. Assessment, inventory and testing are complete at all plants. There are a few items, mostly non-critical, that need to be remediated at the plants. This will be completed as soon as possible.

Energy Management Systems. The Company has installed major upgrades to its Energy Management System hardware and software as a result of Year 2000 related problems observed during preliminary system testing. The Company has obtained readiness certifications for most of the other related components and has completed testing on components critical to the operations of the Energy Management System and other related systems.

Telecommunications. The Company has worked with suppliers and manufacturers to obtain readiness certifications for its various telecommunications systems and components. The Company has completed the testing of critical systems and components.

Substation Controls and System Protection. Testing of transmission and distribution equipment uncovered a minor amount of equipment that required Year 2000 remediation. That equipment has been replaced.

Business Information Systems. As previously stated, the new financial management software package from PeopleSoft is Year 2000 ready and the new Centurion customer information system, when completed, is expected to be Year 2000 ready. As a result of the implementation of the new software packages, several hardware changes have been required throughout the Company, which has delayed testing of the remaining systems. Currently, the testing of these systems is 90% complete with the target date for the completion of testing being the middle of the third quarter of 1999.

Third Parties. The Company has requested readiness certifications from third party vendors for all of its core applications and operating systems. However, all critical applications are being tested regardless of whether a certification of readiness has been obtained. In addition, the Company is contacting other third parties with whom the Company does business (such as major customers, power pools, power suppliers, transmission providers and telecommunications providers) in order to assess their states of readiness. This initial contact phase was completed at the end of 1998. The Company will continue to monitor the progress of these third parties throughout the remainder of 1999. The Company is conducting face to face meetings with its most critical suppliers and its largest customers and is corresponding in writing with its other suppliers and customers.

Year 2000 Costs

     The Company currently estimates that total costs (which include the costs of the new financial management software package, the new customer information system and the hardware required to accommodate the new software packages) to update all systems for Year 2000 readiness will be approximately $4.9 million, of which approximately $3.8 million have been incurred and capitalized as of June 30, 1999 and $0.6 million have been incurred and expensed. Of these capitalized costs, $0.5 million were included in the 1998 capital budget and $1.5 million are included in the 1999 capital budget. Costs for specific Year 2000 remediation projects will be charged to expense while costs to replace software for business purposes other than addressing Year 2000 issues will be capitalized.

Risk Assessment and Contingency Plans

     At this time, the Company believes the most reasonably likely worst case scenario would result from fuel constraints due to supply failure(s), specifically natural gas, oil, water or other, with the most likely being natural gas. The Company has assessed the risk of this scenario and has formulated contingency plans to mitigate the potential impact. As a part of these plans, the Company is increasing its supply of coal at the Asbury and Riverton Power Plants. Under normal conditions, the Company's targeted coal
inventory  supply at both plants is approximately 45 days.   As  of
June  30, 1999, the supply of Western coal at the Asbury Plant  was
approximately   88  days  and  the  supply  of   blend   coal   was
approximately 108 days, while the supply of Western coal at the Riverton Plant was approximately 45 days and the supply of blend coal was approximately 94 days. In addition, the Company has the ability to switch the fuel used by the combustion turbines at the Energy Center and State Line Power Plants from natural gas to diesel fuel should a disruption in natural gas delivery occur. The Company's Year 2000 task force formed a contingency planning team which followed guidelines established by the NERC to formalize a plan
with   respect  to  the  above  worst  case  scenario   and   other
contingencies which may develop. This plan was filed with the NERC on June 30, 1999.
     The Company's Readiness Plan is designed to provide corrective
action  with  respect  to Year 2000 risks.   If  the  Plan  is  not
successfully carried out in a timely manner, or if unforeseen events occur, Year 2000 problems could have a material adverse impact on the Company. Management does not expect such problems to have such an effect on its financial position or results of operations.


FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures (including those planned in connection with the State Line Project), earnings, competition, litigation, rate and other regulatory matters, liquidity and capital resources, Year 2000 readiness (including estimated costs, completion dates, risks and contingency plans) and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; a significant delay in the expected completion of, and unexpected consequences resulting from the merger with UtiliCorp; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief and environmental regulation (such as NOx regulation); competition; including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Interest Rate Risk. The Company is exposed to changes in interest rates due to market conditions or changes in the Company's credit ratings as a result of significant financing through its issuance of fixed-rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates
     If market interest rates average 1% more in 1999 than in 1998, the Company's interest expense would increase, and income before taxes would decrease, by approximately $340,000. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's commercial paper balances as of June 30, 1999. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure or credit ratings.

     Commodity Price Risk. The Company is exposed to the impact of market fluctuations in the price and transportation costs of coal, natural gas, and electricity and employs established policies and procedures to manage its risks associated with these market fluctuations. At this time none of the Company's commodity purchase or sale contracts meet the definition of financial instruments.

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

     The Company's Restated Articles of Incorporation (the "Articles") provide that, for so long as any of the Company's cumulative preferred stock is outstanding, the amount of unsecured indebtedness of the Company may not exceed 20% of the sum of the outstanding secured indebtedness plus the capital and surplus of the Company. Commencing on August 2, 1999, the date the Company redeemed all of its outstanding preferred stock, and continuing for so long as the Company does not issue any more preferred stock, the Articles will not restrict the amount of unsecured indebtedness that the Company may have outstanding at any one time.


Item 4.  Submission of Matters to a Vote of Security Holders.

(a)   The  annual meeting of Common Stockholders was held on  April
      22, 1999.

(b) The following persons were re-elected Directors of the Company to serve until the 2002 Annual Meeting of Stockholders:

          M.F. Chubb, Jr.  (13,401,721 votes for; 194,407 withheld
          authority).
          R. L. Lamb   (13,398,048 votes  for;  198,080  withheld
          authority).
          R. E. Mayes   (13,389,638 votes for;  206,490  withheld
          authority).

     The term of office as Director of the following other Directors continued after the meeting: V.E. Brill, R.D. Hammons, J.R. Herschend, R.C. Hartley, F.E. Jefferies, M.W. McKinney, and
     M. M. Posner.


Item 5.  Other Information.

      At June 30, 1999, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 3.02x and 2.52x, respectively. See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (4) (a) Thirtieth Supplemental Indenture dated as of July 1, 1999 to Indenture of Mortgage and Deed of Trust.

          (b) Amendment No. 2, dated as of May 10, 1999, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, successor to Manufacturers Hanover Trust Company (Incorporated by reference to Exhibit Number 3 to the Company's Registration Statement Form 8-A/A, dated June 17, 1999).

    (12) Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

    (27)  Financial Data Schedule for June 30, 1999.

(b) No reports on Form 8-K were filed during the second quarter of 1999.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                            Registrant




                         By  /s/  R.B. Fancher
                                  R. B. Fancher
                                  Vice President - Finance



                         By  /s/ G. A. Knapp
                                 G. A. Knapp
                                 Controller and Assistant Treasurer

August 13, 1999

                                                       EXHIBIT (12)


      COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND
  EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND
                           REQUIREMENTS

                                                     Twelve
                                                  Months Ended
                                                  June 30, 1999
Income before provision for income taxes and      $  59,103,058
fixed charges (Note A)

Fixed charges:
Interest on first mortgage bonds                  $  17,626,362
Amortization of debt discount and expense less          847,843
premium
Interest on short-term debt                             571,754
Other interest                                          356,348
Rental expense representative of an interest            162,758
factor (Note B)

Total fixed charges                                  19,565,065

Preferred stock dividend requirements:
Preferred stock dividend requirements not             2,324,634
deductible for tax purposes
Ratio of income before provision for incomes              1.626
taxes to net income

Nondeductible dividend requirements                   3,779,855
Deductible dividends                                     78,036

Total preferred stock dividend requirements           3,857,891

Total combined fixed charges and preferred stock  $  23,422,956 dividend requirements

Ratio of earnings to fixed charges                        3.02x

Ratio of earnings to combined fixed charges and
preferred stock
dividend requirements                                     2.52x

NOTE A: For the purpose of determining earnings in the calculation of the ratio, net income has been increased by the provision for income taxes, non-operating income taxes and by the sum of fixed charges as shown above.

NOTE B:  One-third of rental expense (which approximates the interest factor).