Form 10-Q
period 1999-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 1999-11-08
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1999 or

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



  Common  stock  outstanding as of November  1,  1999:   17,283,235
shares.

               THE EMPIRE DISTRICT ELECTRIC COMPANY

                               INDEX

                                                      Page Number

Part I -   Financial Information:

Item 1.    Financial Statements:

           a. Statement of Income                              3

           b. Balance Sheet                                    6

           c. Statement of Cash Flows                          7

           d. Notes to Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  10

          Recent Developments                                 10

          Results of Operations                               10

          Liquidity and Capital Resources                     14

          Year 2000                                           16

          Forward Looking Statements                          19

Item 3.  Quantitative and Qualitative Disclosures About       19
         Market Risk

Part II -Other Information:

Item 1.  Legal Proceedings - (none)

Item 2.  Changes in Securities and Use of Proceeds            19

Item 3.  Defaults Upon Senior Securities - (none)

Item 4.  Submission of Matters to a Vote of Security Holders  19

Item 5.  Other Information                                    20

Item 6.  Exhibits and Reports on Form 8-K                     20

Signatures                                                    21

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)
                                           Three Months Ended
                                              September 30,
                                           1999            1998
Operating revenues:
 Electric                             $ 81,147,809     $ 77,563,240
 Water                                     311,958          296,532
                                        81,459,767       77,859,772
Operating revenue deductions:
 Operating expenses:
  Fuel                                  17,812,421       16,878,973
  Purchased power                       10,774,241       12,448,247
  Other                                  8,476,064        7,922,086
  Merger Related Expenses                2,582,658                -
 Total operating expenses               39,645,384       37,249,306

 Maintenance and repairs                 4,788,785        3,646,052
 Depreciation and amortization           6,561,016        6,272,011
 Provision for income taxes              8,852,730        7,978,800
 Other taxes                             3,617,304        3,689,937
                                        63,465,219       58,836,106

Operating income                        17,994,548       19,023,666
Other income and deductions:
  Allowance for equity funds used                -                -
during construction
  Interest income                           75,225           65,314
  Other - net                              (88,719)        (324,968)
                                           (13,494)        (259,654)
Income before interest charges          17,981,054       18,764,012
Interest charges:
  First mortgage bonds                   4,618,614        4,618,450
  Commercial paper                         728,705           47,669
  Allowance for borrowed funds used       (455,823)         (89,277)
during construction
  Other                                     85,953           82,490
                                         4,977,449        4,659,332
Net income                              13,003,605       14,104,680
Preferred stock dividend requirements      206,511          604,085
Excess consideration paid on             1,304,504                -
redemption of preferred stock
Net income applicable to common stock $ 11,492,590     $ 13,500,595

Weighted average number of common       17,282,936       16,969,760
shares outstanding
Basic and diluted earnings per
weighted average share of common stock      $ 0.66           $ 0.80

Dividends per share of common stock         $ 0.32           $ 0.32


See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                             Nine Months Ended
                                                September 30,
                                            1999             1998
Operating revenues:
 Electric                               $188,684,200     $184,720,788
 Water                                       826,864          796,374
                                         189,511,064      185,517,162
Operating revenue deductions:
 Operating expenses:
  Fuel                                    37,422,804       33,173,021
  Purchased power                         33,401,716       37,972,352
  Other                                   24,280,178       22,987,532
  Merger Related Expenses                  5,644,312                -
 Total operating expenses                100,749,010       94,132,905

 Maintenance and repairs                  12,894,076       11,285,244
 Depreciation and amortization            19,515,590       18,658,543
 Provision for income taxes               13,638,570       13,576,690
 Other taxes                               9,693,680        9,748,281
                                         156,490,926      147,401,663

Operating income                          33,020,138       38,115,499
Other income and deductions:
 Allowance for equity funds used              56,845                -
during construction
 Interest income                             169,895          116,697
 Other - net                                (203,136)        (673,920)
                                              23,604         (557,223)
Income before interest charges            33,043,742       37,558,276
Interest charges:
 Long-term debt                           13,855,842       13,255,306
 Commercial paper                          1,227,837          634,789
 Allowance for borrowed funds used         (859,718)         (251,327)
during construction
 Other                                      275,936          263,114
                                         14,499,897       13,901,982
Net income                               18,543,845       23,656,294
Preferred stock dividend requirements     1,403,025        1,812,255
Excess consideration paid on              1,304,504                -
redemption of preferred stock

Net income applicable to common stock  $ 15,836,316     $ 21,844,039

Weighted average number of common        17,205,757       16,879,863
shares outstanding
Basic and diluted earnings per
weighted average share of common stock       $ 0.92          $  1.29

Dividends per share of common stock          $ 0.96          $  0.96


See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)
                                           Twelve Months Ended
                                               September 30,
                                            1999           1998
Operating revenues:
 Electric                               $242,764,243   $237,895,177
 Water                                     1,087,951      1,012,249
                                         243,852,194    238,907,426
Operating revenue deductions:
 Operating expenses:
  Fuel                                    46,125,847     41,268,184
  Purchased power                         43,001,904     51,248,646
  Other                                   33,264,728     30,671,450
  Merger Related Expenses                  5,644,312              -
 Total operating expenses                128,036,791    123,188,280

 Maintenance and repairs                  19,131,703     14,470,677
 Depreciation and amortization            25,837,684     24,771,745
 Provision for income taxes               16,251,880     16,436,330
 Other taxes                              12,317,720     12,103,097
                                         201,575,778    190,970,129

Operating income                          42,276,416     47,937,297
Other income and deductions:
 Allowance for equity funds used              65,783        150,524
during construction
 Interest income                             316,999        155,084
 Other - net                                (369,773)      (833,049)
                                              13,009       (527,441)
Income before interest charges            42,289,425     47,409,856
Interest charges:
 First mortgage bonds                     18,474,369     17,401,104
 Commercial paper                          1,252,790        965,731
 Allowance for borrowed funds used        (1,008,435)      (279,443)
during construction
 Other                                       359,812        339,355
                                          19,078,536     18,426,747
Net income                                23,210,889     28,983,109
Preferred stock dividend requirements      2,002,553      2,416,340
Excess consideration paid on               1,304,504              -
redemption of preferred stock
Net income applicable to common stock   $ 19,903,832   $ 26,566,769

Weighted average number of common         17,170,531     16,841,908
shares outstanding
Basic and diluted earnings per
weighted average share of
common stock                                  $ 1.16         $ 1.58

Dividends per share of common stock           $ 1.28         $ 1.28


See accompanying Notes to Financial Statements.

BALANCE SHEET
                                        September 30,   December 31,
                                              1999           1998
                                          (Unaudited)
ASSETS
 Utility plant, at original cost:
  Electric                             $ 858,933,483   $ 832,484,754
  Water                                    6,609,961       6,398,086
  Construction work in progress           38,665,335      16,701,068
                                         904,208,779     855,583,908
  Accumulated depreciation               302,677,836     283,337,538
                                         601,530,943     572,246,370
 Current assets:
  Cash and cash equivalents                  871,093       2,492,716
  Accounts receivable - trade, net        19,426,353      13,645,641
  Accrued unbilled revenues                6,432,537       6,218,889
  Accounts receivable - other              2,660,784       1,590,536
  Fuel, materials and supplies            16,397,438      15,704,678
  Prepaid expenses                           793,051         929,447
                                          46,581,256      40,581,907
 Deferred charges:
  Regulatory assets (Note 2)              37,724,948      35,999,139
  Unamortized debt issuance costs          3,466,815       3,660,800
  Other                                    4,503,645         805,568
                                          45,695,408      40,465,507
   Total Assets                        $ 693,807,607   $ 653,293,784

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
 17,317,808 and 17,108,799 shares
 issued and outstanding, respectively  $  17,317,808   $  17,108,799
 Capital in excess of par value          162,520,586     156,975,596
 Retained earnings (Note 3)               54,826,211      55,706,779
   Total common stockholders' equity     234,664,605     229,791,174
 Preferred stock (Note 4)                          -      32,901,800
 Reacquired capital stock                          -        (267,537)
 Long-term debt                          246,125,303     246,092,905
                                         480,789,908     508,518,342
 Current liabilities:
  Accounts payable and accrued            16,532,593      17,096,272
liabilities
  Commercial paper                        59,000,000      14,500,000
  Customer deposits                        3,551,609       3,438,987
  Interest accrued                         7,057,220       4,113,300
  Taxes accrued, including income         12,358,036               -
taxes
                                          98,499,458      39,148,559
 Noncurrent liabilities and deferred
credits:
  Regulatory liability                    15,565,471      16,400,125
  Deferred income taxes                   76,437,617      73,760,362
  Unamortized investment tax credits       7,886,090       8,391,000
  Postretirement benefits other than       6,131,055       4,463,883
pensions
  Other                                    8,498,008       2,611,513
                                         114,518,241     105,626,883
   Total Capitalization and            $ 693,807,607   $ 653,293,784
   Liabilities

See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                              Nine Months Ended
                                                 September 30,
                                              1999           1998
Operating activities:
 Net income                             $  18,543,845  $  23,656,294
 Adjustments to reconcile net income
 to cash flows:
  Depreciation and amortization            21,964,069     21,149,731
  Pension income                           (3,293,110)    (1,679,891)
  Deferred income taxes, net                2,008,951      1,357,752
  Investment tax credit, net                 (504,910)      (478,000)
  Allowance for equity funds used             (56,845)             -
  during construction
  Excess consideration paid on redemption  (1,304,504)             -
  of preferred stock
  Issuance of common stock for 401(k)         578,805        532,472
  plan
  Other                                             -         66,958
  Cash flows impacted by changes in:
   Accounts receivable and accrued         (7,064,608)    (7,927,828)
   unbilled revenues
   Fuel, materials and supplies              (692,760)    (1,708,325)
   Prepaid expenses and deferred           (6,357,627)        22,743
   charges
   Accounts payable and accrued              (563,679)     1,073,592
   liabilities
   Customer deposits, interest and         15,414,578     14,354,828
   taxes accrued
   Other liabilities and other             10,846,777        492,881
   deferred credits

Net cash provided by operating             49,518,982     50,913,207
activities

Investing activities:
  Construction expenditures              (50,118,472)    (29,029,008)
  Allowance for equity funds used             56,845               -
  during construction

Net cash used in investing activities    (50,061,627)    (29,029,008)

Financing activities:
  Proceeds from issuance of first                 -       49,672,000
  mortgage bonds
  Proceeds from issuance of common        5,175,194        3,790,414
  stock
   Redemption of preferred stock        (32,901,800)               -
   Reacquired capital stock                 267,537                -
  Dividends                             (18,119,909)     (18,019,472)
  Repayment of first mortgage bonds               -      (23,000,000)
  Payment of debt issue costs                     -         (544,308)
  Net issuances (repayments) from        44,500,000      (28,000,000)
  short-term borrowings

Net cash provided by (used in)          (1,078,978)      (16,101,366)
financing activities

Net increase (decrease) in cash and     (1,621,623)        5,782,833
cash equivalents

Cash and cash equivalents at beginning   2,492,716         2,545,282
of period
Cash and cash equivalents at end of  $     871,093     $   8,328,115
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



Note 2 - Regulatory Assets

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

Note 3 - Retained Earnings

 Balance at January 1, 1999                       $ 55,706,779
  Changes January 1 through June 30:
   Net Income                                        5,540,239
   Quarterly cash dividends on common stock:
    - $0.64 per share                              (10,991,297)
   Quarterly cash dividends on preferred stock:
    8-1/8% cumulative - $0.40625 per share          (1,007,905)
    5% cumulative - $0.250 per share                   (93,570)
    4-3/4% cumulative - $0.2375 per share              (94,344)
 Total changes January 1 through June 30            (6,646,877)


 Balance at July 1, 1999                            49,059,902
  Changes July 1 through September 30:
   Net Income                                       13,003,605
   Quarterly cash dividends on common stock:
    - $0.32 per share                               (5,528,401)
   Quarterly cash dividends on preferred stock:
    (paid through August 2, 1999, the redemption
date)
    8-1/8% cumulative - $0.203125 per share          (341,569)
    5% cumulative - $0.125 per share                  (31,072)
    4-3/4% cumulative - $0.11875 per share            (31,750)
   Preferred stock redeemed:
    8-1/8% cumulative                                (921,879)
    5% cumulative                                    (174,261)
    4-3/4% cumulative                                (208,364)
 Total changes July 1 through September 30          5,766,309

 Balance at September 30, 1999                   $ 54,826,211


Note 4 - Preferred Stock

     The Company redeemed all of its outstanding preferred stock on August 2, 1999. This redemption was financed with approximately $33.1 million in commercial paper.

Item 2.     Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations


RECENT DEVELOPMENTS

      The Company and UtiliCorp United Inc., a Delaware corporation ("UtiliCorp"), have entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, UtiliCorp will pay $29.50 for each share of Common Stock of the Company, payable in UtiliCorp common stock or cash. The Merger Agreement contains a collar provision under which the value of the merger consideration per share will decrease if UtiliCorp's common stock is below $22 per share preceding the closing and will increase if UtiliCorp's common stock is above $26 per share preceding the closing. Stockholders of the Company may elect to take cash or stock, but total cash paid to stockholders will be limited to no more than 50% of the total Merger consideration, and the UtiliCorp common stock that may be issued in the Merger is limited to 19.9% of the then outstanding common stock of UtiliCorp. UtiliCorp also will become liable for all of the Company's existing debt, including its first mortgage bonds.
      The Merger, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close after all of the conditions to the consummation of the Merger are met or waived. The Merger is conditioned, among other things, upon approvals of federal regulatory agencies and approvals of state regulatory authorities in states where the combined company will operate. At a special meeting of stockholders held on September 3, 1999, the merger was approved with 76.3% of the Company's outstanding shares voting in favor of the proposal. UtiliCorp is not required to obtain its stockholders' approval of the merger.
      UtiliCorp is a multinational energy and energy services company headquartered in Kansas City, Missouri. It has regulated utility operations in eight states and energy operations in New Zealand, Australia, the United Kingdom and Canada. It also owns non-utility subsidiaries involved in energy trading; natural gas gathering, processing and transportation; energy efficiency services and various other energy-related businesses.
       The Company and Missouri-American Water Company have terminated their negotiations with respect to the proposed sale by the Company of its water system.
       A three-year agreement between the Company and The International Brotherhood of Electrical Workers ("IBEW") was scheduled to expire on October 31, 1999. Negotiations between the Company and the IBEW did not result in a new agreement prior to this date, however, pursuant to its terms, the contract was automatically renewed for an additional year. Each of the Company and the IBEW has the right to submit their requested amendments to arbitration.


RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 1999, compared to the same periods ended September 30, 1998.

Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the third quarter of 1999, approximately 43% were from residential customers, 31% from commercial customers, 16% from industrial customers, 4% from wholesale on-system customers and 4% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                                 Operating
                        Kwh Sales                 Revenues
                           Nine    Twelve            Nine   Twelve
                  Third   Months   Months   Third   Months  Months
                 Quarter  Ended    Ended   Quarter  Ended    Ended
 Residential     (0.1)%   (1.3)%   (1.9)%   1.0%      (0.2)%   (0.1)%
 Commercial      4.1      2.4      2.5      6.2       2.8      2.9
 Industrial      3.9      4.8      3.9      4.4       4.5      4.1
 Wholesale On-   (0.6)    (1.3)    (0.6)    (0.7)     (2.2)    (1.8)
 System
  Total System   1.9      1.2      0.8      3.1       1.5      1.5

      Residential Kwh sales were down slightly during the third quarter of 1999 compared to the third quarter of 1998 while the corresponding revenues were up slightly. Although July and August temperatures were above last year's temperatures and the 20-year average, September's unusually mild weather had an adverse impact on residential sales. Commercial Kwh sales and revenues, which are slower to react to temperature extremes, both increased during the same period mainly due to the above-average temperatures in July and August, when a new peak demand of 979 Mw was set. Revenues for both classes were positively impacted by the annual rate increase of $358,848 (6.6%) granted by the Arkansas Public Service Commission ("Arkansas Commission") effective August 24, 1998.
      Industrial Kwh sales and related revenues, which are not particularly weather-sensitive, were positively affected during the third quarter of 1999 by continuing increases in business activity throughout the Company's service territory as well as the 1998 Arkansas rate increase.
      On-system wholesale Kwh sales and revenues decreased slightly during the third quarter of 1999 reflecting the weather conditions discussed above.
     For the nine months ended September 30, 1999, Kwh sales to and revenue from the Company's residential and on-system wholesale customers decreased, reflecting the unusually mild temperatures experienced during May, June and September of 1999 as compared to above-average temperatures during those months in 1998. Commercial Kwh sales and revenues increased during the same period primarily reflecting the third quarter increase discussed above. Industrial Kwh sales and related revenues increased due to continuing increases in business activity throughout the Company's service territory. Residential, commercial and industrial revenues for the nine months ended September 30, 1999 were positively impacted by the 1998 Arkansas rate increase.
      For the twelve months ended September 30, 1999, Kwh sales to and revenue from the Company's residential and on-system wholesale customers decreased, reflecting the weather conditions discussed above. Commercial sales and revenue increased for the twelve-month period, mainly due to the above-average temperatures in July and August of 1999. Industrial sales and revenue continued to grow due to strong business activity in the Company's service territory.

Residential, commercial and industrial revenues for the twelve months ended September 30, 1999 were also positively impacted by the 1998 Arkansas rate increase discussed above.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During the third quarter of 1999, revenues from such off-system transactions were approximately $3.8 million, compared with approximately $2.6 million during the third quarter of 1998. Off-system revenues were approximately $7.9 million for the nine-month period ended September 30, 1999 as compared to $6.7 million for the same period in 1998. For the twelve months ended September 30, 1999, revenues from such off-system transactions were approximately $9.5 million as compared to $8.8 million for the twelve months ended September 30, 1998. The increase in revenues during these periods was primarily the result of an increase in sales and the ability to sell power at market-based rates during the summer months instead of being restrained by the rate caps described below.
      On February 8, 1999, the Company filed a petition with the FERC seeking approval to sell power at market-based rates. In this filing, the Company also requested approval for a rate schedule that would allow the Company to sell, assign or otherwise transfer transmission capacity that it holds on other systems or on its own system. This petition was approved by the FERC on April 9, 1999.
      The primary benefit of the market-based power tariff is that it removes the rate cap on power that is sold under any of the schedules of the Western Systems Power Pool, of which the Company is a member, that previously restricted the Company to a margin of $22 per Mwh above cost. This tariff applies to off-system sales by the Company to other utilities and power brokers. This change resulted in an increase in revenue during the third quarter of 1999 when power was selling at higher prices. The magnitude of any future increases will be affected by the availability of purchased power in the bulk power market, generation fuel costs and the requirements of other electric systems during this season.

Operating Revenue Deductions

      During the third quarter of 1999, total operating expenses increased approximately $2.4 million (6.4%) compared with the same period last year. Merger related expenses, which are not tax deductible, contributed $2.6 million to this increase. A significant portion of these expenses include a payment to the Company's financial advisors for the second part of the agreed upon transaction fee for their financial services in connection with the merger. This agreement calls for payment of 25% of the transaction fee upon execution of the merger agreement, 25% upon stockholder approval of the merger and the remaining 50% upon the consummation of the merger, payable upon closing. Including the final payment to be made under this agreement, remaining merger costs are expected to total approximately $11 million.
      Purchased power costs decreased approximately $1.7 million (13.5%) during the period, primarily due to increased availability of the Company's generating units.
      Total fuel costs increased approximately $0.9 million (5.5%) during the third quarter of 1999 as compared to the same period in 1998 primarily reflecting the increased generation from the higher-cost gas turbines at the State Line Power Plant. The extremely hot temperatures in July and August resulted in a significant increase in the price of purchased power, making it more economical for the Company to run its gas turbines.

     Other operating expenses increased $0.6 million (7.0%) during the period mainly due to the net change in post-retirement benefits cost and pension income. Maintenance and repair expense increased approximately $1.1 million (31.3%) during the quarter, primarily due to expenses associated with scheduled maintenance on the combustion turbines at Energy Center earlier in the year.
     Depreciation and amortization expenses increased approximately $0.3 million (4.6%) during the quarter due to increased levels of plant and equipment placed in service. Total income taxes increased $0.9 million (11.0%) during the third quarter of 1999 due primarily to an increase in taxable income. Other taxes decreased slightly during the quarter.
      For the nine months ended September 30, 1999, total operating expenses were up approximately $6.6 million (7.0%). Merger related expenses accounted for $5.6 million of this increase. Total fuel costs increased $4.3 million (12.8%) while purchased power costs decreased $4.6 million (12.0%), a net decrease of $0.3 million
(0.4%). These differences were mainly due to an increased utilization of the Company's own generating facilities resulting in less need for purchased power. Other operating expenses increased $1.3 million (5.6%) due mainly to an increase in general and administrative costs, including the net change in post-retirement benefits cost and pension income.
     Maintenance and repairs expense increased $1.6 million (14.3%) for the nine months ended September 30, 1999 compared to the same period in 1998 primarily due to maintenance expense on the Company's combustion turbines. Total provisions for income taxes increased slightly while other taxes decreased slightly during the period.
      During the twelve months ended September 30, 1999, total operating expenses increased approximately $4.8 million (3.9%)
compared to the year ago period. Merger related expenses contributed $5.6 million to this increase. Total purchased power costs were down approximately $8.2 million (16.1%) while total fuel costs were up approximately $4.9 million (11.8%) during the twelve-month period for the reasons discussed above.
      Other operating expenses increased approximately $2.6 million (8.5%) during the twelve months ended September 30, 1999, compared to the same period last year primarily due to higher general and administrative expense. Increased employee health care costs, including the increase in post-retirement benefits cost, accounted for $1.4 million of this increase while approximately $0.7 million of this increase was a one-time charge during the fourth quarter of 1998 due to the initiation of the Directors Stock Unit Plan, a stock-based retirement compensation program for the Company's Directors. The remainder of the increase resulted primarily from an increase in distribution operation expenses
      Maintenance and repair expenses increased approximately $4.7 million (32.2%) during the twelve months ended September 30, 1999, compared to the prior period. This increase was primarily due to the scheduled maintenance on the gas-fired combustion turbines at the Energy Center and the State Line Power Plant during the fourth quarter of 1998 and increased levels of distribution maintenance. Depreciation and amortization expense increased approximately $1.1 million (4.3%) due to increased levels of plant and equipment placed in service. Total provision for income taxes decreased $0.2 million (1.1%) due to lower taxable income during the current period. Other taxes increased $0.2 million (1.8%).

Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") increased during each of the periods presented compared to prior year levels, reflecting the new construction beginning at the State Line Power Plant.

      Other-net deductions decreased during each of the periods presented compared to prior year levels, reflecting increasing profit margins for the Company's non-regulated fiber optics leasing venture. Interest income increased slightly for all periods presented.
      Interest charges on first mortgage bonds during the third quarter of 1999 were virtually the same as those in the same period of 1998, while interest charges increased $0.6 million (4.5%) for the nine months ended September 30, 1999 and $1.1 million (6.2%) for the twelve months ended period when compared to the same periods last year due to the issuance of $50 million of the Company's First Mortgage Bonds in April 1998. These proceeds were used to repay $23 million of the Company's First Mortgage Bonds due May 1, 1998 and to repay short-term indebtedness, including that incurred in connection with the Company's construction program. Commercial paper interest increased $0.7 million (1428.7%) during the third quarter of 1999 as compared to the same period in 1998, and $0.6 million (93.4%) for the nine months ended September 30, 1999 and $0.3 million (29.7%) for the twelve months ended period as a result of increased usage of short-term debt due to the Company's ongoing construction program and to the redemption of all of the Company's preferred stock.

Earnings

      For the third quarter of 1999, earnings per share of common stock were $0.66 compared to $0.80 during the third quarter of 1998. Earnings per share were down primarily due to the $2.6 million in merger costs incurred during the third quarter of 1999, as well as the $1.3 million in excess consideration paid on redemption of the Company's preferred stock. Earnings per share were positively impacted by the summer's warm temperatures as well as the 1998 Arkansas rate increase. Excluding the merger charges, earnings per share would have been $0.81 for the third quarter of 1999.
      Earnings per share for the nine months ended September 30, 1999, were $0.92 compared to $1.29 for the nine months ended a year earlier. For the twelve months ending September 30, 1999, earnings per share were $1.16 compared to $1.58 for the year earlier period. Earnings per share were down during these periods primarily due to the $5.6 million in merger costs incurred during the second and third quarters and $1.3 million in excess consideration paid on redemption of the Company's preferred stock in the third quarter of 1999. Earnings per share were positively impacted by the above-average temperatures in July and August of 1999 as well as the 1998 Arkansas rate increase. Excluding the $5.6 million in merger costs, earnings per share would have been $1.25 for the nine months ended September 30, 1999 and $1.49 for the twelve months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $20.6 million during the third quarter of 1999, compared to $9.0 million for the same period in 1998. For the nine months ended September 30, 1999, construction-related expenditures totaled $50.1 million compared to $29.0 million for the same period in 1998.
Approximately $6.9 million of these expenditures during the third quarter of 1999 and approximately $18.5 million of construction expenditures during the first nine months of 1999 were related to additions to the Company's transmission and distribution systems to meet projected increases in customer demand. Approximately $1.3 million of the third quarter's construction expenditures and approximately $5.3 million during the first nine months of 1999 were related to improvements and upgrades to the gas-fired combustion turbines at the Energy Center and State Line Power Plant. Approximately $9.2 million during the third quarter of 1999 and $15.3 million during the first nine months of 1999 were related to the expansion project at the State Line Power Plant described below. Approximately $1.2 million of these third quarter expenditures and $4.6 million for the first nine months of 1999 were related to additions and replacements at the Asbury and Riverton Power Plants. Approximately $0.6 million of the third quarter's construction expenditures and $1.8 million of the expenditures for the first nine months of 1999 were for capitalized costs related to financial software and the development of the Company's Centurion software. During the first nine months of 1999, approximately 63% of construction expenditures were satisfied with internally generated funds.
     On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into definitive agreements for the construction, ownership and operation of a 350-megawatt addition to the State Line Power Plant (the "State Line Project"). This State Line Project will consist of adding an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment to an already existing combustion turbine. Work has begun and the State Line Project is projected to be operational by June 2001. The Company owns an undivided 60% interest in the State Line Project with WGI owning the remainder. The Company is entitled to 60% of the capacity of the State Line Project. The Company will contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the State Line Project, and as a result, upon commercial operation, the State Line Project will provide the Company with 150 megawatts of additional capacity. The total cost of the State Line Project is estimated to be $185 million. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property at book value as described below, is expected to be approximately $100 million.
     WGI has and will reimburse the Company for 40% of expenditures made or to be made by the Company in connection with the State Line Project. In addition, WGI will make monthly prepayments to the Company for the future transfer of its 40% joint ownership interest in the existing State Line Unit No. 2, as well as an interest in certain underlying and surrounding land and other property and equipment now owned by the Company. These prepayments are reflected in other deferred credits on the balance sheet. See Item 1, "Financial Statements."
      The Company's construction expenditures are expected to total approximately $80.3 million in 1999, including approximately $32.5 million for its share of new generating facilities at the State Line Project and $18.0 million for additions to the Company's distribution system to meet projected increases in customer demand.
      The Company currently estimates that internally generated funds will provide at least 40% of the funds required for the remainder of its 1999 construction expenditures. As in the past, in order to finance the additional amounts needed for such construction, the Company intends to utilize short-term debt and sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan as well as internally-generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements and has a $100 million line of credit. The Company financed its preferred stock redemption on August 2, 1999 with approximately $33.1 million in commercial paper. This increased the Company's short-term debt to $59.0 million as of September 30, 1999. After redeeming all of its preferred stock, the Company is no longer restricted by its Articles as to the amount of unsecured indebtedness that it may have outstanding at any one time. See Part II - Item 2 "Changes in Securities and Use of Proceeds" for more information. The Company filed a shelf registration statement with the SEC, which became effective on September 30, 1999, registering up to an aggregate of $150 million of its common stock, first mortgage bonds and unsecured debt securities. The Company intends, subject to market conditions, to issue and sell $100 million of unsecured indebtedness in an underwritten public offering in the fourth quarter of 1999 or the first quarter of 2000.
      Following announcement of the Merger, the ratings for the Company's first mortgage bonds (other than the 5.20% Pollution Control Series due 2013 and the 5.30% Pollution Control Series due
2013) were placed on credit watch with downward implication by each of Moody's Investors Service, Standard & Poor's and Duff & Phelps Credit Rating Company.


YEAR 2000

Year 2000 Background

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century change. As a result, computer systems may fail completely or produce erroneous results unless corrective measures are taken. The Company is engaged in an on-going project to identify, evaluate and implement changes to both information technology ("IT") and non-IT systems in order to achieve Year 2000 readiness. The Company has also become a member of the Edison Electric Institute's Year 2000 Committee and the Electric Power Research Institute's Y2K Embedded Systems Program in order to assist in the implementation of its Year 2000 Readiness Plan. In addition, the Company is participating in the North American Electric Reliability Council's ("NERC") efforts to prepare mission critical systems for Year 2000
readiness.   The  Company has been working within NERC's  framework
and participated in an industry-wide Year 2000 drill on April 9, 1999 with successful results. Essential sites and facilities included in the drill were the control area (dispatching), power
generation   sites,  interconnect  transmission  substations,   and
transmission  lines.       The  Company participated  in  a  second
industry-wide drill on September 8 and 9, 1999. About 15,000 North American system operation, substation and power plant personnel tested operating, communications, administrative and contingency
plans.   The  drills  simulated as realistically  as  possible  the actual rollover on December 31, 1999.  No failures or problems were reported.
      The Company is using a multi-step approach in achieving its Year 2000 Readiness Plan. These steps include creating awareness of the Year 2000 problem, forming a Year 2000 task force,
developing   procedures  for  documenting  Year   2000   readiness,
developing a methodology for the Year 2000 Readiness Plan and testing and remediation of Year 2000 affected items pursuant to the Year 2000 Readiness Plan. Developing the methodology for the Year 2000 Readiness Plan includes creating and implementing an ongoing communication program with both internal and external parties, performing an inventory of possible Year 2000 affected items, assessing and prioritizing each such inventory item as to level of criticality, scheduling testing and remediation of such items in order of criticality, and developing contingency planning. The management consulting firm of Sargent & Lundy has reviewed the process involving the implementation of the Year 2000 Readiness Plan as well as the plan itself. Recommendations based on their independent findings have been implemented as a step of the Year 2000 Readiness Plan.
     The  Company has purchased a new financial management software
package  from  PeopleSoft  that is Year 2000  ready.   The  package
includes financial accounting systems for general ledger, accounts payable and asset management; purchasing and inventory; human resource systems for benefits, time and labor, and payroll; as well as systems for budgeting and project tracking. All of the systems are now being utilized. In addition, a new customer information system, Centurion, is being developed internally which will be Year 2000 ready. Final installation of this system is expected to be complete by mid to late November 1999. The system is currently in the testing and conversion phases. The installation of these systems is anticipated to substantially mitigate the Company's Year 2000 exposure.

State of Readiness

      A task force has been appointed and charged with documenting and testing areas of the Company which may be affected by the Year 2000. The targeted areas include general preparation, power generation, energy management systems, telecommunications, substation controls and system protection and business information systems. Within each of these areas, the task force examined the status of IT systems, non-IT systems and third parties such as vendors, customers and others with whom the Company does business. The inventory of Year 2000 items was completed in September 1998. Assessing and prioritizing each item within the Year 2000 inventory as to the level of criticality was also completed in September 1998. The testing and remediation of the highest level of critical items was completed in June 1999. The Year 2000 task force has developed contingency plans in the event that unanticipated problems are encountered. The Company has substantially completed its Year 2000 testing and compliance projects with the few exceptions noted below.

The status of each of the targeted areas undergoing testing is as follows:

General Preparation. Scheduled upgrades to the telephone switch are complete. The testing of other items was completed by June 30, 1999.

Power Generation. Assessment, inventory, testing and remediation are complete at all plants.

Energy Management Systems. The Company has installed major upgrades to its Energy Management System hardware and software as a result of Year 2000 related problems observed during preliminary system testing. Testing of the upgrades has been completed. The Company has obtained readiness certifications for most of the other related components and has completed testing on components critical to the operations of the Energy Management System and other related systems.

Telecommunications. The Company has worked with suppliers and manufacturers to obtain readiness certifications for its various telecommunications systems and components. The Company has completed the testing of critical systems and components with no Year 2000 issues discovered. Backup and alternate communications systems were exercised successfully during the April and September NERC drills.

Substation Controls and System Protection. Testing of transmission and distribution equipment uncovered a minor amount of equipment that required Year 2000 remediation. That equipment has been replaced.

Business Information Systems. As previously stated, the new financial management software package from PeopleSoft is Year 2000 ready and the new Centurion customer information system, when completed, is expected to be Year 2000 ready. As a result of the implementation of the new software packages, several hardware changes have been required throughout the Company. The testing of these hardware systems is complete with remediation still in progress for a few critical items of network equipment. This hardware remediation is scheduled to be resolved by the end of November.

Third Parties. The Company has requested readiness certifications from third party vendors for all of its core applications and operating systems. Whenever possible, however, all critical applications are being tested regardless of whether a certification of readiness has been obtained. In addition, the Company is contacting other third parties with whom the Company does business (such as major customers, power pools, power and fuel suppliers, transmission providers and telecommunications providers) in order to assess their states of readiness. This initial contact phase was completed at the end of 1998. The Company will continue to monitor the progress of these third parties throughout the remainder of 1999. The Company is conducting face to face meetings with its most critical suppliers and its largest customers and is corresponding in writing with its other suppliers and customers.

Year 2000 Costs

     The Company currently estimates that total costs (which include the costs of the new financial management software package, the new customer information system and the hardware required to accommodate the new software packages) to update all systems for Year 2000 readiness will be approximately $5.5 million, of which approximately $4.4 million have been incurred and capitalized as of September 30, 1999 and $0.6 million have been incurred and expensed. Of these capitalized costs, $0.5 million were included in the 1998 capital budget and $1.5 million are included in the 1999 capital budget. Costs for specific Year 2000 remediation projects will be charged to expense while costs to replace software for business purposes other than addressing Year 2000 issues will be capitalized.

Risk Assessment and Contingency Plans

     At this time, the Company believes the most reasonably likely worst case scenario would result from fuel constraints due to supply failure(s), specifically natural gas, oil, water or other, with the most likely being natural gas. The Company has assessed the risk of this scenario and has formulated contingency plans to mitigate the potential impact. As a part of these plans, the Company is increasing its supply of coal at the Asbury and Riverton Power Plants. Under normal conditions, the Company's targeted coal inventory supply at both plants is approximately 45 days. As of September 30, 1999, the supply of Western coal at the Asbury Plant was approximately 97 days and the supply of blend coal was approximately 54 days, while the supply of Western coal at the Riverton Plant was approximately 61 days and the supply of blend coal was approximately 51 days. In addition, the Company has the ability to switch the fuel used by the combustion turbines at the Energy Center and State Line Power Plants from natural gas to diesel fuel should a disruption in natural gas delivery occur. The Company could operate these plants for two to five days with its current supply of diesel fuel. The Company's Year 2000 task force formed a contingency planning team which followed guidelines established by the NERC to formalize a plan with respect to the above worst case scenario and other contingencies which may develop. This plan was filed with the NERC on June 30, 1999.
     The Company's Readiness Plan is designed to provide corrective action with respect to Year 2000 risks. If the Plan is not successfully carried out in a timely manner, or if unforeseen events occur, Year 2000 problems could have a material adverse impact on the Company. Management does not expect such problems to have such an effect on its financial position or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      There has been no material change in these risks from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



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


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) A special meeting of Common Stockholders was held on September 3, 1999 to consider and vote upon a proposal to adopt the merger agreement dated as of May 10, 1999 between Empire and UtiliCorp and to approve the merger of Empire and UtiliCorp.

(b) The merger agreement was adopted and the merger approved by the following vote of stockholders:

Votes For        Votes Against   Abstentions     Broker Non-votes

13,154,539       808,886         111,920         3,159,435
(76.3%)          (4.7%)          (0.7%)          (18.3%)



Item 5.  Other Information.

      At September 30, 1999, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 2.95x and 2.49x, respectively.
See Exhibit (12) hereto.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.


     (12)  Computation  of Ratios of Earnings to Fixed Charges  and
           Earnings  to Combined Fixed Charges and Preferred  Stock
           Dividend Requirements.

     (27)   Financial Data Schedule for September 30, 1999.

(b) No reports on Form 8-K were filed during the third quarter of 1999.

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

November 8, 1999

                                                       EXHIBIT (12)


      COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND
  EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND
                           REQUIREMENTS


                                                     Twelve
                                                  Months Ended
                                                  September 30,
                                                      1999

Income before provision for income taxes and      $  59,709,232
fixed charges (Note A)

Fixed charges:
Interest on first mortgage bonds                  $  17,626,362
Amortization of debt discount and expense less          848,007
premium
Interest on short-term debt                           1,252,790
Other interest                                          359,812
Rental expense representative of an interest            162,542
factor (Note B)

Total fixed charges                                  20,249,513

Preferred stock dividend requirements:
Preferred stock dividend requirements not             2,200,436
deductible for tax purposes
Ratio of income before provision for incomes              1.700
taxes to net income

Nondeductible dividend requirements                   3,740,741
Deductible dividends                                          0

Total preferred stock dividend requirements           3,740,741

Total combined fixed charges and preferred stock  $  23,990,254 dividend requirements

Ratio of earnings to fixed charges                        2.95x

Ratio of earnings to combined fixed charges and
preferred stock
dividend requirements                                     2.49x


NOTE A:For the purpose of determining earnings in the calculation of the ratio, net income has been inc reased  by  the  provision for income taxes,  non-operating income  taxes  and  by the sum of fixed  charges  as  shown above.

NOTE B:             One-third of rental expense (which approximates the interest factor).


