Form 10-K
period 1999-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 2000-03-21
CIK 32689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                FORM 10-K
(Mark One)

   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1999 or

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

                                                    Name of each
        Title of each class                         exchange on
                                                  which registered
    Common Stock ($1 par value)                    New York Stock
                                                      Exchange
  Preference Stock Purchase Rights                 New York Stock
                                                      Exchange




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

  Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [

 As of March 1, 2000, 17,336,923 shares of common stock were outstanding. Based upon the closing price on the New York Stock Exchange on March 1, 2000, the aggregate market value of the common stock of the Company held by nonaffiliates was approximately $353,239,806.

  The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

     The Company's proxy                     Part of Item 10 of Part
     statement, filed pursuant                                   III
     To Regulation 14A under the              All of Item 11 of Part
     Securities Exchange                                         III
     Act of 1934, for its 1999               Part of Item 12 of Part
     Annual Meeting of                                           III
     Stockholders to be held on               All of Item 13 of Part
     April 27, 2000.                                             III

TABLE OF CONTENTS


                                                                       Page

        Forward Looking Statements                                        3
PART I

ITEM 1. BUSINESS                                                          3
        General                                                           3
        Electric Generating Facilities and Capacity                       4
        Construction Program                                              5
        Fuel                                                              5
        Employees                                                         6
        Electric Operating Statistics                                     7
        Executive Officers and Other Officers of the Registrant           8
        Regulation                                                        8
        Environmental Matters                                             9
        Conditions Respecting Financing                                   10
ITEM 2. PROPERTIES                                                        10
        Electric Facilities                                               10
        Water Facilities                                                  12
ITEM 3. LEGAL PROCEEDINGS                                                 12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED             12
        STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA                                           14
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                             15
        Merger With UtiliCorp                                             15
        Results of Operations                                             16
        Liquidity and Capital Resources                                   20
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        22
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       23
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE                                              43


PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                43
ITEM 11.EXECUTIVE COMPENSATION                                            43
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    43
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    43


PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  44
SIGNATURES                                                                47

FORWARD LOOKING STATEMENTS

      Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures (including those planned in connection with the construction of the State Line Combined Cycle Unit), earnings, competition, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; a significant delay in the expected completion of, and unexpected consequences resulting from the merger with UtiliCorp; delays in or increased costs of construction; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief and environmental regulation (such as NOx regulation); competition, including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs.


PART I


ITEM 1. BUSINESS

General
     The Empire District Electric Company (the "Company"), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. The Company also provides water service to three towns in Missouri. In 1999, 99.5% of the Company's gross operating revenues were provided from the sale of electricity and 0.5% from the sale of water.
      The  Company  and  UtiliCorp United,  Inc.  entered  into  an
Agreement and Plan of Merger, dated as of May 10, 1999, which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation. At a special meeting of stockholders held on September 3, 1999, the merger was approved by the Company's stockholders. The merger is conditioned, among other things, upon approvals of various federal and state regulatory agencies. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.
      The territory served by the Company's electric operations embraces an area of about 10,000 square miles with a population of over 330,000. The service territory is located principally in Southwestern Missouri and also includes smaller areas in Southeastern Kansas, Northeastern Oklahoma and Northwestern Arkansas. The principal activities of these areas are industry, agriculture and tourism. Of the Company's total 1999 retail electric revenues, approximately 88% came from Missouri customers, 6% from Kansas customers, 3% from Oklahoma customers and 3% from Arkansas customers.
      The Company supplies electric service at retail to 121 incorporated communities and to various unincorporated areas and at wholesale to four municipally-owned distribution systems and two rural electric cooperatives. The largest urban area served by the Company is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 135,000. The Company operates under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 24% of the Company's electric operating revenues in 1999 were derived from incorporated communities with franchises having at least ten years remaining and approximately 36% were derived from incorporated communities in which the Company's franchises have remaining terms of ten years or less. Although the Company's franchises contain no renewal provisions, in recent years the Company has obtained renewals of all of its expiring electric franchises prior to the expiration dates.
     The Company's electric operating revenues in 1999 were derived as follows: residential 41%, commercial 31%, industrial 17%, wholesale 7% and other 4%. The Company's largest single on-system wholesale customer is the city of Monett, Missouri, which in 1999 accounted for approximately 3% of electric revenues. No single retail customer accounted for more than 1% of electric revenues in 1999.
      The Company made an investment of approximately $0.5 million in 1999 and $3.5 million in 1998 in fiber optics cable and equipment which the Company is using in its own operations and leasing to other entities. The Company also offers electronic monitored security services, generators, surge suppressors, decorative lighting and other energy services.

Electric Generating Facilities and Capacity
       At December 31, 1999, the Company's generating plants consisted of the Asbury Plant (aggregate generating capacity of 213 megawatts), the Riverton Plant (aggregate generating capacity of 136 megawatts), the Empire Energy Center (aggregate generating capacity of 180 megawatts), the State Line Power Plant (aggregate generating capacity of 253 megawatts) and the Ozark Beach Hydroelectric Plant (aggregate generating capacity of 16 megawatts). The Company also has a 12% ownership interest (80 megawatt capacity) in Unit No. 1 at the Iatan Generating Station. The Company is currently constructing a 350 megawatt expansion at the State Line Power Plant which will result in a 500 megawatt combined-cycle unit (the "State Line Combined Cycle Unit") with commercial operation scheduled for June 2001. This is a joint effort with Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., from which the Company will be entitled to approximately 150 megawatts of additional generating capacity. See
Item 2, "Properties - Electric Facilities" for further information about these plants.
     The Company is a member of the Southwest Power Pool ("SPP"), a regional division of the North American Electric Reliability Council ("NERC"). The SPP currently requires its members to maintain a 12% capacity reserve margin and provides for contingency reserve sharing, regional near real-time security assessment 24 hours per day and many other functions. The Company is participating with other utility members in the restructuring of SPP to make it a regional transmission organization ("RTO"). See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition." The Company is also a member of the Western Systems Power Pool, a marketing pool that provides agreements that facilitate the purchase and sale of wholesale power among members. Most of the United States electric utilities are now parties to this agreement.
      The Company currently supplements its on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of its customers and the capacity margins applicable to it under current pooling agreements and NERC rules. The Company has entered into agreements for such purchases with Associated Electric Cooperative, Inc. ("AECI") for periods through the contract year 1999 which ends May 31, 2000, and with Western Resources ("WR") and Southwestern Public Service Company ("SPS" - a subsidiary of New Centuries Energies) for periods through the contract year 2000 which ends May 31, 2001. In addition, the Company has contracted with WR for the purchase of capacity and energy through May 31, 2010. The amount of capacity purchased under these contracts supplements the Company's on-system capacity and contributes to meeting its current expectations of future power needs. The following chart sets forth the Company's purchase commitments and anticipated owned capacity (in megawatts) during the indicated contract years (which run from June 1 to May 31 of the following year). The reduction in purchased power commitments in 2001 is the result of the expiration of all of the contracts described above, except the WR contract, and the installation of additional generation that is expected to be available upon completion of construction of the State Line Project in the summer of 2001. The Company currently expects to purchase additional capacity to meet reserve margins in 2003 and 2004 of 30 to 60 megawatts based on current forecast of load.

                        Purchased   Anticipated
             Contract     Power        Owned
             Year       Commitment    Capacity     Total
               1999    255          878          1133
               2000    287          878          1165
               2001    162          1026         1188
               2002    162          1026         1188
               2003    162          1026         1188
               2004    162          1026         1188

The charges for capacity purchases under the contracts referred to above during calendar year 1999 amounted to approximately $15.9 million. Minimum charges for capacity purchases under such contracts total approximately $107.8 million for the period June 1, 2000, through May 31, 2005.
      The maximum hourly demand on the Company's system reached a new record high of 979 megawatts on August 12, 1999. The Company's previous record peak of 916 megawatts was established in August 1998. The Company's maximum hourly winter demand of 841 megawatts, was set on January 13, 1997.

Construction Program
     Total gross property additions (including construction work in progress) for the three years ended December 31, 1999, amounted to $176.1 million, and retirements during the same period amounted to $13.4 million.
       The Company's total construction-related expenditures, including allowance for funds used during construction ("AFUDC"), were $70.1 million in 1999 and for the next three years are estimated for planning purposes to be as follows:

                                 Estimated Construction Expenditures
                                        (amounts in millions)
                                  2000     2001    2002    Total
     New generating facilities    57.8     17.8    3.5     79.1
     Additions   to    existing    8.9     11.2   16.5     36.6
     generating facilities
     Transmission facilities      15.2      7.2    4.4     26.8
     Distribution system          21.4     23.1   24.5     69.0
     additions
     General and other additions   2.4      1.8    2.0      6.2
      Total                    $ 105.7   $ 61.1 $ 50.9  $ 217.7


       The Company's projected construction plans include expenditures for the 350 megawatt expansion project at the State Line Power Plant to be completed in 2001. Additions to the Company's transmission and distribution systems to meet projected increases in customer demand constitute the majority of the remainder of the projected construction expenditures for the three-year period listed above.
      Estimated construction expenditures are reviewed and adjusted for, among other things, revised estimates of future capacity needs, the cost of funds necessary for construction and the availability and cost of alternative power. Actual construction expenditures may vary significantly from the estimates due to a number of factors including changes in equipment delivery schedules, changes in customer requirements, construction delays, ability to raise capital, environmental matters, the extent to which the Company receives timely and adequate rate increases, the extent of competition from independent power producers and co-generators, other changes in business conditions and changes in legislation and regulation, including those relating to the energy industry. See "Regulation" below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition."

Fuel
      Coal supplied approximately 81.8% of the Company's total fuel requirements in 1999 based on kilowatt-hours generated. The remainder was supplied by natural gas (18.0%) with oil generation being insignificant.
      The Company's Asbury Plant is fueled primarily by coal with oil being used as startup fuel. The Plant is currently burning a coal blend consisting of approximately 90% Western coal (Powder River Basin) and 10% blend coal on a tonnage basis. The Company has increased its target coal inventory at Asbury from approximately 45 days to 60 days. As of December 31, 1999, the Company had sufficient coal on hand to supply anticipated requirements at Asbury for 71 days.
      The Company's Riverton Plant fuel requirements are primarily met by coal with the remainder supplied by natural gas and oil. The Riverton Plant is currently burning a coal blend consisting of approximately 80% Western coal and 20% blend coal on a tonnage basis. The Company has increased its target coal inventory at Riverton from 45 days to approximately 60 days. As of December 31, 1999, the Company had coal supplies on hand to meet anticipated requirements at the Riverton Plant for 74 days.

     The Company has a long-term contract, expiring in 2004, with a subsidiary of Peabody Holding Company, Inc. for the supply of low sulfur Western coal at the Asbury and Riverton Plants during the term of the contract. This Peabody coal is supplied from the
Rochelle and North Antelope mines located in Campbell County, Wyoming, and is shipped from there to the Asbury Plant by rail, a distance of approximately 800 miles. The coal is delivered under a transportation contract with Western Railroad Properties, Inc., Union Pacific Railroad Company and The Kansas City Southern Railway Company. The Company is currently leasing one 125-car aluminum unit train, which delivers Peabody coal to the Asbury Plant. The Peabody coal is transported from Asbury to Riverton via truck. Anticipated requirements for blend coal are currently being supplied under spot purchases following the expiration of a coal supply agreement with the Mackie-Clemens Fuel Company on December 31, 1999.
      The Company's Energy Center and State Line combustion turbine facilities are fueled primarily by natural gas with oil being used as a backup fuel. The Company's policy is to maintain a supply of oil at these facilities which would support full load operation for approximately three days for Energy Center Units 1 and 2 and State Line Unit No. 1. Based on current and projected fuel prices, it is expected that these facilities will continue to be operated primarily on natural gas.
      The Company has a firm agreement with Williams Natural Gas Company, expiring December 31, 2011, for the transportation of natural gas to the Empire Energy Center, the State Line Power Plant or the Riverton Plant, as elected by the Company. The Company expects that its remaining gas transportation requirements, as well as the majority of its gas supply requirements, will be met by spot purchases. The Company historically has purchased natural gas on a short-term basis.
      Unit No. 1 at the Iatan Plant is a coal-fired generating unit which is jointly-owned by Kansas City Power & Light ("KCPL") (70%), St. Joseph Light & Power Company ("SJLP") (18%) and the Company (12%). Low sulfur Western coal in quantities sufficient to meet substantially all of Iatan's requirements is supplied under a long-term contract expiring on December 31, 2003, between the joint owners and the Thunder Basin Coal Company. The coal is transported by rail under a contract expiring on December 31, 2000, with Burlington Northern, Kansas City Southern Railway Company and the MO-KAN-TEX railroads. The remainder of Iatan Unit No. 1's requirements for coal are met with spot purchases.
      The following table sets forth a comparison of the costs, including transportation costs, per million btu of various types of fuels used in the Company's facilities:

                                  1999     1998     1997
             Coal - Iatan        $0.806   $0.857   $0.871
             Coal - Asbury        1.074    1.100    1.088
             Coal - Riverton      1.222    1.214    1.235
             Natural Gas          2.549    2.495    2.665
             Oil                  3.869    4.386    4.137

      The Company's weighted cost of fuel burned per kilowatt-hour generated was 1.561 cents in 1999, 1.570 cents in 1998 and 1.397 cents in 1997.

Employees
     At December 31, 1999, the Company had 615 full-time employees, of whom 333 were members of Local 1474 of The International Brotherhood of Electrical Workers ("IBEW"). On January 17, 2000,
the Company and the IBEW entered into a new three-year labor agreement effective November 1, 1999. The agreement provides, among other things, for a 3.25% increase in wages effective October 25, 1999, with additional minimum increases of 2% effective November 6, 2000 for the second year and effective October 22, 2001 for the third year.

ELECTRIC OPERATING STATISTICS (1)
                                   1999     1998     1997    1996    1995
Electric Operating Revenues (000s):
  Residential                $  98,787  $100,567  $ 88,636  $ 86,014  $ 81,331
  Commercial                    73,773    71,810    64,940    61,811    58,430
  Industrial                    41,030    39,805    37,192    35,213    32,637
  Public authorities             5,847     5,559     4,995     4,180     3,745
  Wholesale on-system           10,682    10,928     9,730     9,482     8,360
  Miscellaneous                  3,856     4,006     3,341     3,639     3,345
    Total system               233,975   232,675   208,834   200,339   187,848
  Wholesale off-system           7,090     6,126     5,473     4,595     4,000
    Total electric operating  $241,065  $238,801  $214,307  $204,934  $191,848 revenues
Electricity generated and
purchased (000s of Kwh):
  Steam                      2,378,130 2,228,103 2,372,914 2,231,062 2,374,021
  Hydro                         86,349    70,631    77,578    62,860    71,302
  Combustion turbine           520,340   439,517   211,872   162,679   170,479
    Total generated          2,984,819 2,738,251 2,662,364 2,456,601 2,615,802
  Purchased                  1,686,782 1,970,348 1,839,833 1,968,898 1,540,816
    Total generated and      4,671,601 4,708,599 4,502,197 4,425,499 4,156,618
    purchased
Interchange (net)                 (138)   (1,894)    1,018    (1,087)   (5,851)

    Total system input       4,671,463 4,706,705 4,503,215 4,424,412 4,150,767
Maximum hourly system demand   979,000   916,000   876,000   842,000   815,000
(Kw)
Owned capacity (end of period) 878,000   878,000   878,000   724,000   737,000
(Kw)
Annual load factor (%)           52.16     55.72     55.38     56.85     55.15
Electric sales (000s of Kwh):
  Residential                1,509,176 1,548,630 1,429,787 1,440,512 1,350,340
  Commercial                 1,260,597 1,246,323 1,171,848 1,154,879 1,086,894
  Industrial                   988,114   960,783   943,287   923,730   859,017
  Public authorities            99,739    98,675   101,122    95,652    90,543
  Wholesale on-system          297,614   299,256   273,035   262,330   243,869
     Total system            4,155,240 4,153,667 3,919,079 3,877,103 3,630,663
  Wholesale off-system         198,234   235,391   253,060   219,814   213,590
     Total electric sales    4,353,474 4,389,058 4,172,139 4,096,917 3,844,253
Company use (000s of Kwh)        8,583     8,940     9,688     9,584     9,559
Lost and unaccounted for (000s 309,406   308,707   321,388   317,911   296,955
of Kwh)
    Total system input       4,671,463 4,706,705 4,503,215 4,424,412 4,150,767
Customers (average number of
monthly bills rendered):
  Residential                  121,523   119,265   117,271   115,116   112,605
  Commercia                     22,206    21,774    21,323    20,758    20,098
  Industrial                       350       354       346       346       339
  Public authorities             1,759     1,739     1,720     1,696     1,637
  Wholesale on-system                7         7         7         7         7
    Total system               145,845   143,139   140,667   137,923   134,686
  Wholesale off-system               6         6         7         9         6
    Total                      145,851   143,145   140,674   137,932   134,692
Average annual sales per        12,419    12,985    12,192    12,514    11,992
residential customer (Kwh)
Average annual revenue per  $   812.91 $  843.22 $  755.82 $  747.19 $  722.27
residential customer
Average residential revenue per  6.55>     6.49>     6.20>     5.97>     6.02>
Kwh
Average commercial revenue per   5.85>     5.76>     5.54>     5.35>     5.38>
Kwh
Average industrial revenue per   4.15>     4.14>     3.94>     3.81>     3.80>
Kwh
(1)  See  Item  6  -  Selected Financial Data for additional  financial information regarding the Company.

Executive Officers and Other Officers of the Registrant
     The names of the officers of the Company, their ages and years of service with the Company as of December 31, 1999, positions held and effective date of such positions are presented below. Each of the executive officers of the Company has held executive officer or management positions within the Company for at least the last five years.

             Age at                                      With the      Officer
Name        12/31/99   Positions with the Company      Company since    since
M.W.McKinney  55     President and Chief Executive Officer   1967      1982
                     (1997),  Executive Vice President  -
                     Commercial  Operations  (1995),
                     Executive Vice President (1994),
                     Vice President - Customer Services
                     (1982), Director (1991)
V.E. Brill    58     Vice  President  - Energy Supply        1962      1975
                     (1995),  Vice  President  -  Finance
                     (1983), Director (1989)
R.B. Fancher  59     Vice  President - Finance (1995), Vic   1972      1984
                     President - Corporate Services (1984)
C.A. Stark    55     Vice President - General Services       1980      1995
                     (1995),  Director  of  Corporate
                     Planning (1988)
W.L. Gipson   42     Vice President - Commercial             1981      1997
                     Operations  (1997), General Manager
                     (1997),  Director  of  Commercial
                     Operations (1995),  Economic
                     Development Manager (1987)
D.W. Gibson   53     Director of Financial Services and      1979      1991
                     Assistant Secretary (1991)
G.A. Knapp    48     Controller  and Assistant Treasurer     1978      1983
                     (1983)
J.S. Watson   47     Secretary-Treasurer (1995),             1994      1995
                     Accounting Staff Specialist (1994)

Regulation
      General. The Company, as a public utility, is subject to the jurisdiction of the Missouri Public Service Commission ("Missouri Commission"), the State Corporation Commission of the State of Kansas ("Kansas Commission"), the Corporation Commission of Oklahoma ("Oklahoma Commission") and the Arkansas Public Service Commission ("Arkansas Commission") with respect to services and facilities, rates and charges, accounting, valuation of property, depreciation and various other matters. Each such Commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. The Kansas Commission also has jurisdiction over the issuance of securities. The Company's transmission and sale at wholesale of electric energy in interstate commerce and its facilities are also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale; the sale, lease or other disposition of such facilities and accounting matters. See discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition."
      The Company's Ozark Beach Hydroelectric Plant is operated under a license from FERC. See Item 2, "Properties - Electric Facilities." The Company is disputing a Headwater Benefits Determination Report it received from FERC on September 9, 1991. The report calculates an assessment to the Company for headwater benefits received at the Ozark Beach Hydroelectric Plant for the period 1973 through 1990 in the amount of $705,724, and calculates an annual assessment thereafter of $42,914 for the years 1991 through 2011. The Company believes that the methodology used in making the assessment was incorrect and is contesting the determination. As of December 31, 1999, FERC had not responded to the comments filed by the Company on July 31, 1992. The Company is currently accruing an amount monthly equal to what it believes the correct assessment to be.
      During 1999, approximately 93% of the Company's electric operating revenues were received from retail customers. Approximately 88%, 6%, 3% and 3% of such retail revenues were derived  from  sales  in Missouri, Kansas, Oklahoma  and  Arkansas, respectively. Sales subject to FERC jurisdiction represented approximately 7% of the Company's electric operating revenues during 1999.
      Rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Revenues and Kilowatt-Hour Sales" for information concerning recent electric rate proceedings.
      Fuel Adjustment Clauses. Fuel adjustment clauses permit changes in fuel costs to be passed along to customers without the need for a rate proceeding. Fuel adjustment clauses are not permitted under Missouri law. Pursuant to an agreement with the Kansas Commission, entered into in connection with a 1989 rate proceeding, a fuel adjustment clause is not applicable to the Company's retail electric sales in Kansas. Automatic fuel adjustment clauses are presently applicable to retail electric sales in Oklahoma and system wholesale kilowatt-hour sales under FERC jurisdiction. Arkansas has implemented an Energy Cost Recovery Rider that replaces the previous fuel adjustment clause. This rider is adjusted for changing fuel and purchased power costs on an annual basis rather than the monthly adjustment used by the previous fuel adjustment clause. Any increases in fuel costs may be recovered in Missouri and Kansas only through rate filings made with the appropriate Commissions.

Environmental Matters
      The Company is subject to various federal, state, and local laws and regulations with respect to air and water quality as well as other environmental matters. The Company believes that its operations are in compliance with present laws and regulations.
      Air. The 1990 Amendments to the Clean Air Act ("1990 Amendments") affect the Asbury, Riverton, and Iatan Power Plants. The 1990 Amendments require affected plants to meet certain emission standards, including maximum emission levels for sulfur dioxide ("SO2") and nitrogen oxide ("NOx"). When a plant becomes an affected unit for a particular emission, it locks in the then current emission standards. The Asbury Plant became an affected unit under the 1990 Amendments for both SO2 and NOx on January 1, 1995. The Riverton Plant became an affected unit for NOx in November 1996 and for SO2 on January 1, 2000. The Iatan Plant became an affected unit for both SO2 and NOx on January 1, 2000.
      SO2 Emissions. Under the 1990 Amendments, the amount of SO2 an affected unit can emit is regulated. Each affected unit has been awarded a specific number of emission allowances, each of which allows the holder to emit one ton of SO2. Utilities covered by the 1990 Amendments must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. Allowances may be traded between plants, utilities or "banked" for future use. A market for the trading of emission allowances exists on the Chicago Board of Trade. The Environmental Protection Agency (the "EPA"), withholds annually a percentage of the emission allowances awarded to each affected unit and sells those emission allowances through a direct auction. The Company receives compensation from the EPA for the sale of these allowances.
      In 1999, the Asbury Plant used approximately 51% of its available SO2 emission allowances. In the year 2000, the number of SO2 emission allowances that the Asbury Plant will receive each year is expected to decline by approximately one-half (before EPA withholding). The Company anticipates (based on current operations) that the Asbury Plant will use slightly more allowances than the number available to it on an annual basis with the deficit coming from the Company's inventoried bank of allowances. The Company currently has 36,000 banked allowances.
      With respect to the Riverton Plant, the Company is presently burning a combination of Western coals that will allow the plant to use approximately the amount of allowances that it receives annually from the EPA. If the plant requires more allowances than it has received, the Company will transfer allowances from the Asbury Plant to the Riverton Plant. The Iatan Unit is expected to be deficient in allowances by a margin of approximately 20% based on current operating conditions. Any needed allowances will be supplied by the respective owners from present inventories or by open-market purchases.
      NOx Emissions. The EPA revised its regulations to require cyclone units (such as the Asbury Plant) to meet more stringent NOx requirements by 2000. The Company installed NOx control modifications in 1999 that have reduced NOx emissions at the Asbury Plant. The Asbury Plant is in compliance with current NOx requirements The Iatan Plant and the Riverton Plant are each in compliance with the NOx limits applicable to them under the 1990 Amendments as currently operated.
      In September 1998, the EPA issued its final regulation for a State Implementation Plan ("SIP") call for NOx requiring the District of Columbia and 22 Midwestern and Eastern states to reduce NOx emissions up to 85% below the levels established by the 1990 Amendments. The State of Missouri was included in the final regulation but Kansas, Arkansas and Oklahoma were not. The Asbury, State Line, Energy Center and Iatan Power Plants are affected by this SIP call. If unchanged, this SIP call would require installation of additional NOx control equipment at the Asbury and Iatan Power Plants by May 1, 2003. The Company is proceeding with the development of compliance plans, including preliminary engineering and cost determination. In 1999, the Company joined litigation in the Washington D.C. Circuit Court against the EPA NOx SIP call. One suit has been filed by the Midwest Ozone Group and another by an alliance of western Missouri utilities. Oral arguments were heard on November 9, 1999 and a ruling is expected during the first quarter of 2000. The NOx SIP call requirement that the Missouri Department of Natural Resources develop its own SIP by September 1999 was stayed by the Washington D.C. Circuit Court until a decision on the NOx SIP call litigation is issued. If the litigation is unsuccessful, the Company will be required to install additional NOx control equipment at the Asbury Power Plant at an estimated capital cost of approximately $17 million. The installation of this equipment would begin in 2002 and its cost is not included in the Company's current construction budget. If the litigation is successful, the Company may still need to install additional NOx control equipment, but the Company cannot estimate the cost or timing thereof.
     Water. The Company operates under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line facilities are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required. The Asbury permit has been drafted and is expected to be issued by mid-2000. The Riverton Plant's National Pollution Discharge Elimination System ("NPDES") Permit expires in September 2000. The Company will apply for a renewal in March 2000 and does not expect any changes in the parameters regarding the permit. The State Line Plant is currently in the process of applying for a new NPDES Permit pertaining to the expansion of the plant. This permit is needed by July 2001.
      Other. Under Title 5 of the 1990 Amendments, the Company must obtain site operating permits for each of its plants from the authorities in the state in which the plant is located. These permits, which are valid for five years, regulate the plant site's total emissions; including emissions from stacks, individual pieces of equipment, road dust, coal dust and steam leaks. The Company has been issued permits for Asbury, State Line and the Energy Center Power Plants. The Riverton Plant has not been issued an operating permit at this time. The Company expects this permit will be issued during 2000.

Conditions Respecting Financing
      The Company's Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the
"Mortgage"), and its Restated Articles of Incorporation (the "Restated Articles"), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The Mortgage generally permits the issuance of additional bonds only if net earnings (as defined) for a specified twelve-month period are at least twice the annual interest requirements on all bonds at the time outstanding, including the additional issue and all indebtedness of prior rank. Under this test, on December 31, 1999, the Company could have issued under the Mortgage approximately $141.8 million principal amount of additional bonds (at an assumed interest rate of 7.50%). In addition to the interest coverage requirement, the Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 1999, the Company had retired bonds and net property additions which would enable the issuance of at least $148.0 million principal amount of bonds.
      Under the Restated Articles, (a) cumulative preferred stock may be issued only if net income of the Company available for interest and dividends (as defined) for a specified twelve-month period is at least 1-1/2 times the sum of the annual interest requirements on all indebtedness and the annual dividend requirements on all cumulative preferred stock, to be outstanding immediately after the issuance of such additional shares, and (b) so long as any preferred stock is outstanding, the amount of unsecured indebtedness outstanding may not exceed 20% of the sum of the outstanding secured indebtedness plus the capital and surplus of the Company. The Company redeemed all of its outstanding preferred stock on August 2, 1999 and, accordingly, the Articles do not restrict the amount of unsecured indebtedness that the Company may have outstanding.


ITEM 2. PROPERTIES

Electric Facilities
      At December 31, 1999, the Company owned generating facilities (including its interest in Iatan Unit No. 1) with an aggregate generating capacity of 878 megawatts.
      The principal electric generating plant of the Company is the Asbury Plant with 213 megawatts of generating capacity. The Plant, located near Asbury, Missouri, is a coal-fired generating station with two steam turbine generating units. The Plant presently accounts for approximately 24% of the Company's owned generating capacity and in 1999 accounted for approximately 44% of the energy generated by the Company and 28% of the total energy sold by the Company. Routine plant maintenance, during which the entire Plant is taken out of service, is scheduled once each year, normally for approximately four weeks in the spring. Every fifth year the spring outage is scheduled to be extended to a total of six weeks to permit inspection of the Unit No. 1 turbine. The last such outage was in 1996 and the next such extended outage will occur in 2001. The Unit No. 2 turbine is inspected approximately every 35,000 hours of operations. The unit can be overhauled without Unit No. 1 having to come off-line. When the Asbury Plant is out of service, the Company typically experiences increased purchased power and fuel costs associated with replacement energy. See Item 1 "Business - Regulation - Fuel Adjustment Clauses," for additional information concerning increased purchased power and fuel costs.
      The Company's generating plant located at Riverton, Kansas, has two steam-electric generating units with an aggregate generating capacity of 92 megawatts and three gas-fired combustion turbine units with an aggregate generating capacity of 44 megawatts. The steam-electric generating units burn coal as a primary fuel and have the capability of burning natural gas. The last five-year scheduled maintenance outage for the Riverton Plant occurred during the second quarter of 1998.
      The Company owns a 12% undivided interest in the 670 megawatt coal-fired Unit No. 1 at the Iatan Generating Station located 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. The Company is entitled to 12% of the unit's available capacity and is obligated to pay for that percentage of the operating costs of the Unit. KCPL and SJLP own 70% and 18%, respectively, of the Unit. KCPL operates the unit for the joint owners. See Note 10 of "Notes to Financial Statements" under Item 8.
      The Company also has two combustion turbine peaking units at the Empire Energy Center in Jasper County, Missouri, with an aggregate generating capacity of 180 megawatts. These peaking units operate on natural gas as well as oil.
     The Company's State Line Power Plant, which is located west of Joplin, Missouri, presently consists of two combustion turbine units with an aggregate generating capacity of 253 megawatts. These units burn natural gas as a primary fuel and have the capability of burning oil. Unit No. 1 was placed in service in mid-1995 and Unit No. 2 was placed in service in mid-1997. On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into agreements for the construction, ownership and operation of a 500-megawatt combined-cycle unit at the State Line Power Plant (the "State Line Combined Cycle Unit"). This State Line Combined Cycle Unit will consist of an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment with an already existing combustion turbine. Work has begun and the State Line Combined Cycle Unit is projected to be operational by June 2001. The Company will own an undivided 60% interest in the State Line Combined Cycle Unit with WGI owning the remainder. The
Company is entitled to 60% of the capacity of the State Line Combined Cycle Unit. The Company will contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the State Line Combined Cycle Unit, and as a result, upon commercial operation, the State Line Combined Cycle Unit will provide the Company with approximately 150 megawatts of additional capacity. The total cost of this construction expansion project is estimated to be $185 million. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property at book value as described below, is expected to be approximately $100 million. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
      The Company's hydroelectric generating plant, located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts, subject to availability of water. The Company has a long-term license from FERC to operate this plant which forms Lake Taneycomo in Southwestern Missouri.
      At December 31, 1999, the Company's transmission system consisted of approximately 22 miles of 345 kV lines, 412 miles of 161 kV lines, 756 miles of 69 kV lines and 81 miles of 34.5 kV lines. Its distribution system consisted of approximately 6,204 miles of line.
      The electric generation stations owned by the Company are located on land owned in fee. The Company owns a 3% undivided interest as tenant in common with KCPL and SJLP in the land for the Iatan Generating Station. The Company will own a similar interest in 60% of the land used for the State Line Combined Cycle Unit. Substantially all the electric transmission and distribution facilities of the Company are located either (1) on property leased or owned in fee; (2) over streets, alleys, highways and other public places, under franchises or other rights; or (3) over private property by virtue of easements obtained from the record holders of title. Substantially all property, plant and equipment of the Company are subject to the Mortgage.


Water Facilities
      The Company also owns and operates water pumping facilities and distribution systems consisting of a total of approximately 79 miles of water mains in three communities in Missouri.


ITEM 3. LEGAL PROCEEDINGS

     No legal proceedings required to be disclosed by this Item are pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None



PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      The Company's common stock is listed on the New York Stock Exchange. On March 1, 2000, there were 8,384 record holders of its common stock. The high and low sale prices for its common stock reported in The Wall Street Journal as New York Stock Exchange composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter of 1999 and 1998 were as follows:

                      Price of Common Stock       Dividends Paid
                       1999            1998         Per Share
                       High     Low      High     Low      1999     1998
      First Quarter  $ 25.625 $ 22.000 $ 22.500 $ 18.375 $ 0.32  $  0.32
      Second Quarter   26.313   20.688   22.500   20.000   0.32     0.32
      Third Quarter    26.750   25.375   23.375   19.313   0.32     0.32
      Fourth Quarter   25.688   21.688   26.125   20.875   0.32     0.32

      Holders of the Company's common stock are entitled to dividends if, as, and when declared by the Board of Directors of the Company, out of funds legally available therefor, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock.
      The Mortgage and the Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that the Company may not declare or pay any dividends (other than dividends payable in shares of its common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, its common stock if the cumulative aggregate amount thereof after August 31, 1944, (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to the rights and liabilities of the Company by a merger or consolidation. The Company, with the requisite consents of the holders of bonds issued under the Mortgage, has entered into a supplemental indenture which amends this dividend restriction so that a successor corporation would only need to look to earned surplus accumulated subsequent to August 31, 1944 instead of the
date  of  succession.   This supplemental  indenture  will  not  be
effective, however, until the merger with UtiliCorp is completed. As of December 31, 1999, said dividend restriction did not affect any of the retained earnings of the Company.
      The Company's Dividend Reinvestment and Stock Purchase Plan (the "Reinvestment Plan") allows common and preferred stockholders to reinvest dividends of the Company into newly issued shares of the Company's common stock at 95% of a market price average calculated pursuant to the Reinvestment Plan. Stockholders may also purchase, for cash and within specified limits, additional stock at 100% of such market price average. The Company may elect to make shares purchased in the open market rather than newly issued shares available for purchase under the Reinvestment Plan. If the Company so elects, the purchase price to be paid by Reinvestment Plan participants  will  be  100% of the cost to  the  Company  of  such
shares.   Participants  in  the  Reinvestment  Plan  do   not   pay
commissions or service charges in connection with purchases under the Reinvestment Plan.
      The Company has a shareholders rights plan which expires July 25, 2000, under which each of its common stockholders has one-half a Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group ("Acquiring Person")) will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. This provision was amended on May 10, 1999 to exclude
the  pending  merger  with UtiliCorp.   See Note  5  of  "Notes  to
Financial Statements" under Item 8 for further information.
      The By-laws of the Company provide that K.S.A. Sections 17-1286 through 17-1298, the Kansas Control Share Acquisitions Act, will not apply to control share acquisitions of the Company's capital stock.
     See Note 4 of "Notes to Financial Statements" under Item 8 for additional information regarding the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

                               1999       1998    1997     1996     1995
Operating revenues       $ 242,162  $ 239,858  $ 215,311  $ 205,984  $ 192,838
Operating income         $  42,576  $  47,372  $  40,962  $  36,652  $  33,151
Total allowance for funds
used during construction $   1,193  $     409  $   1,226  $   1,420  $   2,239
Net income               $  22,170  $  28,323  $  23,793  $  22,049  $  19,798
                                  (2)                                    (1)
Earnings applicable to   $  19,463  $  25,912  $  21,377  $  19,633  $  17,381
common stock                      (2)                                    (1)
Weighted average number of
common
  shares outstanding    17,237,805 16,932,704 16,599,269 16,015,858 14,730,902
Basic and diluted earnings $  1.13    $  1.53    $  1.29    $  1.23    $  1.18
per weighted                   (2)                                         (1)
 average shares outstanding
Cash dividends per common  $  1.28    $  1.28    $  1.28    $  1.28    $  1.28
share
Common dividends paid as a
percentage of
  earnings applicable to
common stock                 107.3%     83.7%      99.4%      104.5%    108.9%
Allowance for funds used
  during construction as
  a percentage of earnings
  applicable to common
  stock                        6.1%      1.6%       5.7%       7.2%      12.9%
Book value per common share
outstanding
  at end of year           $  13.44   $  13.40   $ 13.03    $ 12.93    $ 12.67
Capitalization:
  Common equity            $234,188   $229,791  $219,034   $213,091   $193,137
  Preferred stock without
  mandatory
  redemption provisions    $      0   $ 32,634  $ 32,902   $ 32,902   $ 32,902
  First mortgage bonds     $345,850   $246,093  $196,385   $219,533   $194,705
Ratio of earnings to fixed
  charges                      2.70       3.32      3.01       3.11       2.90
Ratio of earnings to
combined fixed charges
  and preferred stock
dividend requirements          2.40       2.78      2.50       2.53       2.36
Total assets               $731,220   $653,294  $626,465   $596,980   $557,368
Utility plant in service at
 original cost             $870,329   $831,496  $797,839   $717,890   $682,609
Utility plant expenditures
 during the year           $ 69,642   $ 47,366  $ 53,280   $ 59,373   $ 49,217
(1)    Reflects  a  pre-tax charge of $4,583,000 for  certain  one-time costs  associated  with  the  Company's  voluntary  early  retirement program.
(2)     Reflects   $5,772,292  of   non-tax-deductible   merger   costs
  associated with the Company's proposed merger with UtiliCorp.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MERGER WITH UTILICORP

     The Company and UtiliCorp United Inc., a Delaware corporation ("UtiliCorp"), have entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, UtiliCorp will pay $29.50 for each share of common stock of the Company, payable in UtiliCorp common stock or cash. The Merger Agreement contains a collar provision under which the value of the merger consideration per share will decrease if UtiliCorp's common stock is below $22 per share preceding the closing and will increase if UtiliCorp's common stock is above $26 per share preceding the closing. The average trading price of UtiliCorp's common stock price will be used to determine the merger consideration and will be calculated based on the closing prices on the NYSE during the 20 trading days ending on the third trading day prior to the closing date of the Merger. If the average trading price is below $22, UtiliCorp will pay 1.342 times the average trading price for each share of Company common stock and if the average trading price is above $26, UtiliCorp will pay 1.135 times the average trading price for each share of Company common stock. For example, if the Merger had closed on March 6, 2000, the average trading price for
UtiliCorp's common stock would have been $17.5656 per share, resulting in the payment of $23.5513 for each share of the Company's common stock. Stockholders of the Company may elect to take cash or stock, but total cash paid to stockholders will be limited to no more than 50% of the total Merger consideration, and the number of shares of UtiliCorp common stock that may be issued in the Merger is limited to 19.9% of the number of then outstanding shares of common stock of UtiliCorp. UtiliCorp also will become liable for all of the Company's existing debt, including its first mortgage bonds. See Note 2 of "Notes to Financial Statements" under Item 8 for further information.
      The Merger, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close after all of the conditions to the consummation of the Merger are met or waived. The Merger is conditioned, among other things, upon approvals of federal regulatory agencies and approvals of state regulatory authorities in states where the combined company will operate. At a special meeting of stockholders held on September
3, 1999, the Merger was approved with 76.3% of the Company's outstanding shares voting in favor of the proposal. UtiliCorp is not required to obtain its stockholders' approval of the Merger.
      The Company and UtiliCorp filed joint applications with the FERC on November 23, 1999 and the Missouri Commission on December 14, 1999 requesting approval of the merger. Applications to merge were filed with the Arkansas Public Service Commission on January 28, 2000 and with the Kansas Corporation Commission and Oklahoma Corporation Commission on January 31, 2000. The applications set forth a proposed Regulatory Plan (the "Plan") which would result in a five-year rate moratorium following the conclusion of a rate case the Company plans to file in the second half of 2000. This rate case is designed to recover the costs associated with the Company's State Line Project anticipated to be operational by June 2001. The Plan also calls for UtiliCorp to keep any savings generated by the Merger to offset the acquisition premium. UtiliCorp may file a rate case at the end of the five-year rate moratorium allowing UtiliCorp to include one half of any unamortized acquisition premium in the rate base, thus allowing it to be recovered in rates. The Missouri Commission has scheduled hearing dates for the Merger proposal for September 11-15, 2000 in Jefferson City, Missouri, which means a ruling could be issued by that Commission before the end of this year.
      UtiliCorp is a multinational energy and energy services company headquartered in Kansas City, Missouri. It has regulated utility operations in eight states and energy operations in New Zealand, Australia, the United Kingdom and Canada. It also owns non-utility subsidiaries involved in energy trading; natural gas gathering, processing and transportation; energy efficiency services and various other energy-related businesses. For more information on the Merger, see the Company's proxy statement for its special meeting of stockholders held on September 3, 1999, which is dated August 2, 1999.

RESULTS OF OPERATIONS
      The following discussion analyzes significant changes in the results of operations for the year ended December 31, 1999, compared to the year ended December 31, 1998, and for the year ended December 31, 1998, compared to the year ended December 31, 1997.

Operating Revenues and Kilowatt-Hour Sales
      Of the Company's total electric operating revenues during 1999, approximately 41% were from residential customers, 31% from commercial customers, 17% from industrial customers, 4% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                   Kwh Sales     Revenues
                                  1999   1998   1999   1998
             Residential         (2.6)%  8.3%   (1.8)%  13.5%
             Commercial           1.2    6.4     2.7    10.6
             Industrial           2.8    1.9     3.1     7.0
             Wholesale On-       (0.6)   9.6    (2.3)   12.3
             System
              Total On-System     0.1    6.0     0.6    11.3

      Kwh sales for the Company's on-system customers increased slightly during 1999 while revenues increased slightly more than the corresponding increase in Kwh sales. Customer growth increased slightly in 1999 over the 1.8% growth rate in 1998. Despite above-average temperatures in July and August, residential Kwh sales decreased 2.6% with revenues decreasing 1.8% as compared to 1998. This decrease was primarily due to unusually mild temperatures during the second quarter of 1999, as well as in
September, November and December, and the unusually warm second and third quarters of 1998. Commercial and industrial classes showed an increase in Kwh sales and revenues due to continued increases in business activity throughout the Company's service territory.
     On-system wholesale Kwh sales were down slightly in 1999, reflecting the mild temperatures discussed above. Revenues associated with these sales decreased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to such FERC regulated sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.
      Kwh sales for the Company's on-system customers increased during 1998 primarily due to above-average temperatures during the second and third quarters. Revenues increased more than the corresponding increase in Kwh sales primarily due to increased rates in Missouri and Arkansas as reflected in the table below and the winter/summer differential in rates. This differential results from summer rates being higher than winter rates, so warm summer temperatures that increase summer Kwh usage cause the corresponding annual revenues to increase at a greater rate than the annual Kwhs. Revenues and Kwh sales were also positively impacted by $1.7 million (0.1%),and 32 million Kwhs (0.8%) respectively, as a result of a change in the estimation of periodic loss factors used to calculate unbilled revenues. Customer growth increased slightly to 1.8% in 1998 as compared to 1.7% in 1997. Residential and commercial Kwh sales increased as compared to 1997, primarily due to the above-average temperatures discussed above. Industrial classes, although not particularly weather-sensitive, also showed an increase in Kwh sales and revenues due to continued increases in business activity throughout the Company's service territory.
     On-system wholesale Kwh sales were up significantly in 1998, reflecting the warm summer temperatures and continued increases in business activity discussed above. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause.
     The following table sets forth information regarding electric rate increases affecting the revenue comparisons discussed above:

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

      In addition to sales to its own customers, the Company sells power to other utilities as available and provides transmission service through its system for transactions between other energy suppliers. During 1999 revenues from such off-system transactions were approximately $9.6 million as compared to approximately $8.3 million in 1998 and approximately $7.6 million during 1997. The increase in revenues during 1999 was primarily the result of an increase in firm capacity charges as well as an increase in sales resulting from the ability to sell power at market-based rates. Pursuant to orders issued by the FERC and subsequent tariffs filed by the Company and SPP, these off-system sales have been opened up to competition. See "- Competition" below for more information.
     The Company's future revenues from the sale of electricity will continue to be affected by economic conditions, business activities, competition, weather, regulation, the utilities' change from a regulated to a competitive environment, changes in electric rate levels and changing patterns of electric energy use by customers. Inflation affects the Company's operations in that historical costs rather than current replacement costs are recovered in the Company's rates.

Operating Revenue Deductions
     During 1999, total operating expenses increased approximately $6.1 million (5.1%) compared to the prior year. Merger related expenses, which are not tax deductible, contributed $5.8 million to this increase. A significant portion of these expenses include payments to the Company's financial advisors for the first and second portions of the agreed upon transaction fee for their financial services in connection with the merger. This agreement calls for payment of 25% of the transaction fee upon execution of the merger agreement, 25% upon stockholder approval of the merger and the remaining 50% upon the consummation of the merger, payable upon closing. Including the final payment to be made under this agreement, remaining merger costs are expected to total approximately $11 million.
     Total purchased power costs decreased by approximately $2.9 million (6.0%) during 1999, primarily due to increased availability of the Company's generating units. The Asbury Plant set a new continuous run record of 190 days in 1999.
     Total fuel costs were up approximately $3.4 million (8.1%) during 1999 as compared to the same period in 1998 primarily reflecting the increased generation from the higher-cost gas turbines at the State Line Power Plant. The hot temperatures in July and August resulted in a significant increase in the price of purchased power, making it more economical for the Company to run its gas turbines during those months. In addition, natural gas prices were higher by 1.5% during 1999 as compared to 1998, contributing to the increase.
      Other operating expenses decreased slightly by approximately $0.1 million (0.4%) during 1999, compared to 1998. Maintenance and repairs expense decreased approximately $1.2 million (6.7%) during 1999 primarily due to decreased maintenance costs at Asbury and Riverton. The Riverton Plant had a five-year scheduled maintenance outage in 1998. These decreases offset maintenance and repairs expense resulting from a New Year's Day ice storm that interrupted service to approximately 35,000 of the Company's Missouri and Kansas customers over a three day period.
     Depreciation and amortization expense increased approximately $1.4 million (5.6%) during 1999, compared to 1998, due to increased levels of plant and equipment placed in service. Total income taxes decreased approximately $0.3 million (2.0%) during 1999 due primarily to lower taxable income during the current year. See Note 9 of "Notes to Financial Statements" under Item 8 for additional information regarding income taxes. Other taxes were up approximately $1.1 million (8.8%) during the year largely as a result of increased property taxes.

     During 1998, total operating expenses increased approximately $7.5 million (6.6%) compared to the prior year. Total fuel costs were up approximately $5.8 million (16.0%) during 1998, due primarily to the increased generation from gas-fired combustion turbine units at both State Line and the Energy Center. This increased generation was due to increased customer demand in the second and third quarters of 1998 resulting from the warmer temperatures. Natural gas prices were lower by 3.0% during 1998 as compared to 1997, helping to offset some of the additional expense. Total purchased power costs increased slightly by approximately $0.4 million (0.9%) during 1998.
     Other operating expenses increased approximately $1.3 million (4.3%) during 1998, compared to 1997, due primarily to increases in customer accounts expense and administrative and general expense. Approximately $0.7 million of this increase was a one-time charge due to the initiation of the Directors Stock Unit Plan, a stock-based retirement compensation program for the Company's Directors. Maintenance and repairs expense increased approximately $4.7 million (36.4%) during 1998. Scheduled maintenance on combustion turbines at the Energy Center and the State Line Power Plant accounted for approximately $2.8 million of this increase while approximately $1.1 million can be attributed to the first quarter spring maintenance outage at the Asbury Plant and the second quarter five-year scheduled maintenance outage at the Riverton Plant. Transmission and distribution system maintenance contributed $0.8 million to the increase.
     Depreciation and amortization expense increased approximately $1.6 million (6.8%) during 1998, compared to 1997, due to increased levels of plant and equipment placed in service. Total income taxes increased approximately $3.2 million (24.5%) during 1998 due primarily to higher taxable income during the current year. See Note 9 of "Notes to Financial Statements" under Item 8 for additional information regarding income taxes. Other taxes were up approximately $1.2 million (10.3%) during the year largely as a result of increased property taxes and city taxes.

Nonoperating Items
      Total allowance for funds used during construction ("AFUDC") amounted to approximately 6.1% of earnings applicable to common stock during 1999, 1.6% during 1998, and 5.7% during 1997. AFUDC increased significantly during 1999 reflecting higher levels of construction work in progress related to the State Line Project. AFUDC decreased significantly during 1998 reflecting lower levels of construction work in progress due mainly to the completion of State Line Unit No. 2 in June 1997. See Note 1 of "Notes to Financial Statements" under Item 8.
     Interest charges on long-term debt increased in both 1999 and 1998 due to the issuance of $100 million of the Company's unsecured Senior Notes in November 1999 and $50 million of the Company's First Mortgage Bonds in April 1998. The proceeds from the Senior Notes were added to the Company's general funds and were used to repay short-term indebtedness, including approximately $33.1 million in commercial paper incurred in connection with the Company's preferred stock redemption on August 2, 1999, as well as that incurred in connection with the Company's construction program. The proceeds from the Company's First Mortgage Bonds were added to the Company's general funds and were used to repay $23 million of the Company's First Mortgage Bonds due May 1, 1998 and to repay short-term indebtedness, including that incurred in connection with the Company's construction program. Commercial paper interest increased $1.0 million (153.6%) during 1999 due to increased usage of short-term debt for financing purposes, particularly in connection with the Company's preferred stock redemption. Interest income for that year also increased, reflecting the higher balances of cash available for investment.

Earnings
      Basic and diluted earnings per weighted average share of common stock were $1.13 during 1999 compared to $1.53 in 1998. Earnings per share were down primarily due to the $5.8 million in merger costs incurred during 1999, as well as the $1.3 million in excess consideration paid on redemption of the Company's preferred stock. Earnings for 1999 were also negatively impacted by mild temperatures and increased interest expense. Excluding the $5.8 million in merger costs, earnings per share would have been $1.46.
      Earnings per share of common stock were $1.53 during 1998 compared to $1.29 in 1997. Increased revenue resulted mainly from the unusually warm second and third quarters of 1998. The 1998 Arkansas rate increase and the 1997 Missouri rate increase also favorably impacted the Company's operating results in 1998, as the

Missouri jurisdiction accounts for approximately 90% of the on-system retail sales of the Company.

Competition

   Federal regulation, such as The National Energy Policy Act of 1992 (the "Energy Act") has promoted and is expected to continue to promote competition in the electric utility industry. The Energy Act, among other things, eases restrictions on independent power producers, delegates authority to the FERC to order wholesale wheeling and grants individual states the power to order retail wheeling. At this time, Oklahoma and Arkansas are the only states in which the Company operates that have taken any such action.
   In Missouri, the Public Service Commission adopted an order in 1997 establishing a docket and creating a task force on retail electric competition. The Commission Task Force, on which the Company was represented, was charged with preparing a comprehensive report for the Commission on how Missouri could implement retail electric competition. The Joint Committee of the Missouri Legislature received testimony during 1997 and 1998. No legislative action was taken in 1999. There are bills pending in the 2000 Missouri Legislature, but no action is expected this year. In Kansas, although different bills have been introduced into the House and Senate, no legislative action has been taken. In Oklahoma, the Electric Restructuring Act of 1997 was passed by the Legislature and signed into law by the Governor. The bill, with a target date of July 1, 2002, was designed to provide for the orderly restructuring of the electric utility industry in the state and move the state toward open competition for electric generation. An Electric Utility Task Force has been studying all issues in Oklahoma and has prepared legislation to provide a more comprehensive framework for the transition to retail open access. That legislation is under consideration by the Oklahoma General Assembly. Approximately 3.1% of the Company's 1999 operating revenue was derived from sales subject to Oklahoma regulation.
   The Arkansas Legislature passed a bill in April 1999 that would deregulate the state's electricity industry as early as January 2002. A special provision, however, applies to utilities with a small portion of Arkansas customers whose majority of customers are from another state. This provision, which applies to the Company, exempts the Company from restructuring in Arkansas until restructuring is enacted in Missouri or until January 1, 2004, whichever comes first. The bill would freeze rates for three years for residential and small business customers of utilities that seek to recover stranded costs, and freeze rates for one year for residential and small business customers of utilities, such as the Company, that do not seek to recover stranded costs. This freeze applies only to rate increases and does not apply to any fuel adjustment clause or energy cost recovery rider approved by the Arkansas Commission, such as the one the Company has to recover its fuel and purchased power costs. The bill also requires the unbundling of services on electric bills by June 2000. The Company is currently engaged in the regulatory proceedings that have commenced as a result of the new law. Approximately 2.6% of the Company's 1999 operating revenue was derived from sales subject to Arkansas regulation.
      In April 1996, the FERC issued Order No. 888 ("Order 888") which required all electric utilities that own, operate, or control interstate transmission facilities to file open access tariffs that offer all wholesale buyers and sellers of electricity the same transmission services that they provide themselves. The utility would have to take service under those tariffs for its own wholesale power transactions. Order 888 required a functional unbundling of transmission and power marketing services. The Company and the SPP have filed open access transmission tariffs covering these wholesale transmission services. The SPP tariff applies to most of the transmission services for which the Company tariff was designed. Where that is the case, the Company shares revenues received from such transmission services with other members of the SPP based on a megawatt mile method of calculating transmission service charges. There are, however, limited circumstances where the Company tariff still applies and the Company receives 100% of the revenues from the transmission services. The SPP tariff will continue to apply unless and until a new tariff is filed as part of any regional transmission organization ("RTO") which the Company may join as discussed below.
      On December 15, 1999, the FERC issued Order No. 2000 ("Order 2000"), which encourages the development of RTOs. RTOs are designed to control the wholesale transmission services of the utilities in its region. Order 2000 is intended to continue the process of promoting open and more competitive markets in bulk power sales of electricity that was begun with Order 888. On

December 30, 1999, SPP filed with the FERC for recognition as an Independent System Operator and as an RTO. The Company does not expect the implementation of Order 2000 to have a significantly
different   impact   on  its  results  of  operations   than   the
implementation  of Order 888 and the operation of the  SPP  tariff had.
     Several factors exist which may enhance the Company's ability
to  compete  as  deregulation occurs.   The  Company  is  able  to
generate and purchase power relatively inexpensively; during 1999, the Company's retail rates were approximately 21% less than the electric industry average. In addition, less than 5% of the Company's electric operating revenues are derived from sales to on-system wholesale customers, the type of customer for which the FERC is already requiring wheeling. At the same time, the Company could face increased competitive pressure as a result of its reliance on relatively large amounts of purchased power and its extensive interconnections with neighboring utilities.
     In addition, the Company has continued its investments in non-regulated businesses which it commenced in 1996. The Company now leases capacity on its broadband fiber optics network and provides electronic monitored security, decorative lighting and other energy services.

Year 2000 Costs

     The Company experienced no Year 2000-related problems as it passed from 1999 to 2000. The Company's total cost (which includes the costs of a new financial management software package and a new customer information system) to update all of its systems for Year 2000 readiness was approximately $5.7 million, of which approximately $5.1 million was capitalized while $0.6 million was expensed. Of these capitalized costs, $0.5 million was included in the 1998 capital budget and $1.5 million was included in the 1999 capital budget. Costs for specific Year 2000 remediation projects were charged to expense while costs to replace software for business purposes other than addressing Year 2000 issues were capitalized.


LIQUIDITY AND CAPITAL RESOURCES

      The information discussed below in this section is presented without giving any effect to the Company's proposed merger with UtiliCorp.
       The Company's construction-related expenditures totaled approximately $71.9 million, $51.9 million, and $56.7 million in 1999, 1998 and 1997, respectively.
      A breakdown of the Company's 1999 construction expenditures is as follows:

                             Construction  Expenditures
                               (amounts in millions)
                                             1999
     New  construction  - State Line
     Combined Cycle Unit                     28.1
     Distribution and transmission system
     additions                               24.6
     Combustion turbine improvements and
     upgrades                                5.3
     Additions and replacement  - Asbury
     and Riverton                            5.0
     Capitalized software costs              2.5
     Fiber optics                            0.5
     General and other additions             5.9
      Total                               $ 71.9

     Approximately 46% of construction expenditures and other funds requirements for 1999 were satisfied internally from operations.
     The Company estimates that its construction expenditures will total approximately $105.7 million in 2000, $61.1 million in 2001 and $50.9 million in 2002. Of these amounts, the Company anticipates that it will spend $21.4 million, $23.1 million and $24.5 million in 2000, 2001 and 2002, respectively, for additions to the Company's distribution system to meet projected increases in customer demand. These construction expenditure estimates also include approximately $57.8 million, $17.8 million and $3.5 million in 2000, 2001 and 2002 respectively, for the construction of the State Line Combined Cycle Unit.

The total cost of construction at the State Line Combined Cycle Unit is estimated to be $185 million. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No.2 and certain other property at book value is expected to be approximately $100 million. For more information on the State Line Project see Item 2, "Properties - Electric Facilities."
     WGI  is  responsible  for  40% of expenditures  made  by  the
Company in connection with the construction and operation of the State Line Combined Cycle Unit. In addition, WGI will continue to make monthly prepayments to the Company for the future transfer of its 40% joint ownership interest in the existing State Line Unit No. 2, as well as an interest in certain underlying and surrounding land and other property and equipment now owned by the Company. These prepayments are reflected in State Line advance payments on the balance sheet. See Item 8, "Financial Statements and Supplementary Data."
     The Company estimates that internally generated funds will provide at least 50% of the funds required in 2000, 2001 and 2002 for estimated construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements and has a $50 million line of credit. See Note 6 of "Notes to Financial Statements" regarding the Company's line of credit. The Company financed its preferred stock redemption on August 2, 1999 with approximately $33.1 million in commercial paper. After redeeming all of its preferred stock, the Company is no longer restricted by its Articles as to the amount of unsecured indebtedness that it may have outstanding at any one time.
     As a result of the implementation of and transition to the Company's new Centurion customer information system, the Company has experienced some delays in customer billing and cash collection. The Company is working to correct these delays and is continuing to enhance and refine this system.
      The Company filed a shelf registration statement with the SEC, which became effective on September 30, 1999, registering up to an aggregate of $150 million of its common stock, first mortgage bonds and unsecured debt securities. On November 19, 1999, the Company issued $100 million aggregate principal amount of its unsecured Senior Notes, the net proceeds of which were added to the Company's general funds and were used to repay short-term indebtedness, including indebtedness incurred in connection with the Company's preferred stock redemption and in connection with the Company's construction program.
       On April 28, 1998, the Company sold to the public in an underwritten offering $50 million aggregate principal amount of its First Mortgage Bonds, 6.50% Series due 2010. The net proceeds from this sale were added to the Company's general funds and were used to repay $23 million of the Company's First Mortgage Bonds, 5.70% Series due May 1, 1998 and to repay short-term indebtedness, including indebtedness incurred in connection with the Company's construction program.
      Following announcement of the Merger, the ratings for the Company's debt securities (other than the 5.20% Pollution Control Series due 2013 and the 5.30% Pollution Control Series due 2013) were placed on credit watch with downward implication by each of Moody's Investors Service, Standard & Poor's and Duff & Phelps Credit Rating Company. As of December 31, 1999, the Company's ratings for its first mortgage bonds, senior notes and commercial paper were as follows:

                          Phoenix
                       Duff & Phelps     Moody's   Standard & Poor's
       First Mortgage       A+             A2               A-
       Bonds
       First Mortgage
       Bonds - Pollution    AAA            Aaa              AAA
       Control Series
       Senior Notes         A              A3               Not Rated
       Commercial Paper     D-1            P-1              A-2

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

      Interest Rate Risk. The Company is exposed to changes in interest rates as a result of significant financing through its issuance of fixed-rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. See Notes 6 and 7 of "Notes to Financial Statements" under Item 8 for further information.
      If market interest rates average 1% more in 2000 than in 1999, the Company's interest expense would increase and income before taxes would decrease by $300,000. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's average daily commercial paper balances for the year ended December 31, 1999. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.
      Commodity Price Risk. The Company is exposed to the impact of market fluctuations in the price and transportation costs of coal, natural gas, and electricity and employs established policies and procedures to manage its risks associated with these market fluctuations. At this time none of the Company's commodity purchase or sale contracts meet the definition of financial instruments

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA












                      Report of Independent Accountants



To the Board of Directors and Stockholders of The Empire District Electric Company



In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of The Empire District Electric Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 44 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

St. Louis, Missouri
February 2, 2000

Balance Sheet
                                                December 31,
                                           1999            1998
Assets
  Utility plant, at original cost:
      Electric
                                        $ 871,263,673 $ 832,484,754
      Water                                 7,023,246     6,398,086
      Construction work in progress        41,712,243    16,701,068
                                          919,999,162   855,583,908
      Accumulated depreciation            303,951,518   283,337,538
                                          616,047,644   572,246,370
  Current assets:
      Cash and cash equivalents            20,778,856     2,492,716
      Accounts receivable - trade, net     17,377,963    13,645,641
      Accrued unbilled revenues             6,660,318     6,218,889
      Accounts receivable - other           6,726,734     1,590,536
      Fuel, materials and supplies         15,978,790    15,704,678
      Prepaid expenses                      1,129,021       929,447
                                           68,651,682    40,581,907
  Noncurrent assets and deferred
charges:
      Regulatory assets                    37,075,852    35,999,139
      Unamortized debt issuance costs       4,175,240     3,660,800
      Other                                 5,458,466       805,568
                                           46,709,558    40,465,507
                    Total Assets        $ 731,408,884 $ 653,293,784
Capitalization and Liabilities
  Common stock, $1 par value,
20,000,000 shares
    authorized, 17,369,855 and
17,108,799 shares issued and
    outstanding,                        $  17,369,855 $  17,108,799
  Capital in excess of par value          163,909,731   156,975,596
  Retained earnings                        52,908,432    55,706,779
            Total common                  234,188,018   229,791,174
            stockholders' equity
  Preferred stock                                   -    32,634,263
  Long-term debt                          345,850,169   246,092,905
                                          580,038,187   508,518,342
  Current liabilities:
      Accounts payable and accrued         25,232,221    17,096,272
      liabilities
      Commercial paper                              -    14,500,000
      Customer deposits                     3,686,691     3,438,987
      Interest accrued                      5,026,356     4,113,300
                                           33,945,268    39,148,559
 Commitments and Contingencies (Note 11)
 Noncurrent liabilities and deferred
  credits:
      Regulatory liability                 15,295,992    16,400,125
      Deferred income taxes                78,913,545    73,760,362
      Unamortized investment tax            7,811,000     8,391,000
      credits
      Postretirement benefits other         4,592,721     4,463,883
      than pensions
      State Line advance payments           7,895,241             -
      Other                                 2,916,930     2,611,513
                                          117,425,429   105,626,883

         Total
   Capitalization and Liabilities       $ 731,408,884 $ 653,293,784

The accompanying notes are an integral part of these financial statements.

Statement of Income
                                     Year ended December 31, 1999

                               1999           1998            1997
Operating revenues:
   Electric                  $241,065,202 $238,800,831 $214,306,599
   Water                        1,096,338    1,057,460    1,004,245

                              242,161,540  239,858,291  215,310,844
Operating revenue deductions:
   Operating expenses:
      Fuel                     45,251,427   41,876,064   36,110,575
      Purchased power          44,696,792   47,572,541   47,132,885
      Merger related expenses   5,772,292            -            -
      Other                    31,833,132   31,972,081   30,646,485

                              127,553,643  121,420,686  113,889,945

   Maintenance and repairs     16,345,268   17,522,871   12,843,508
   Depreciation and            26,366,695   24,980,637   23,395,291
amortization
   Provision for income taxes  15,862,429   16,190,000   13,000,000
   Other taxes                 13,457,782   12,372,321   11,219,730
                              199,585,817  192,486,515  174,348,474
Operatingincome                42,575,723   47,371,776   40,962,370
   Other income and deductions:
   Allowance for equity funds
  used during construction         56,845        8,938      150,524
   Interest income                503,355      263,801      130,685
   Other - net                  (662,118)     (840,557)    (453,127)
                                (101,918)     (567,818)    (171,918)
 Income before                 42,473,805   46,803,958   40,790,452
 interest charges
Interest charges:
   Long-term debt              19,402,734   17,873,833   16,593,042
   Allowance for borrowed funds used
    during construction        (1,135,776)    (400,044)  (1,075,465)
   Other                        2,036,708    1,006,831    1,479,896
                               20,303,666   18,480,620   16,997,473
Net income                     22,170,139   28,323,338   23,792,979

Preferred stock                 1,403,025    2,411,784    2,416,340
 dividend requirements
 Excess consideration on
 redemption of preferred stock  1,304,504            -            -

Net income                   $ 19,462,610 $ 25,911,554 $ 21,376,639
 applicable to
 common stock
Weighted average number of
common shares outstanding      17,237,805   16,932,704   16,599,269

Basic and diluted earnings
 per weighted average share
 of common stock             $       1.13  $      1.53   $     1.29

Dividends per share of
 common stock                $       1.28  $      1.28   $     1.28

Statement of Common Stockholder's Equity
                                     Year ended December 31, 1999
                                1999        1998        1997

Common stock, $1 par value:
Balance, beginning of year   $ 17,108,799 $16,776,654 $16,436,559
Stock/stock units issued
through:
Dividend reinvestment and
stock
 purchase plan                    223,910     259,267     299,134
Employee benefit plans             30,404      35,915      40,961
Director retirement plan            6,742      36,963           -

Balance, end of year         $ 17,369,855 $17,108,799 $16,776,654


Capital in excess of par value:
Balance, beginning of year   $156,975,596 150,784,239 145,313,610
Excess of net proceeds over
 par value of stock issued:
Stock plans                     6,685,989   6,188,030   5,470,404
Installments received on common
 stock/stock purchase, net        248,146       3,327         225

Balance, end of year         $163,909,731 156,975,596 150,784,239

Retained earnings:
Balance, beginning of year   $ 55,706,779  51,472,897  51,340,554
Net income                     22,170,139  28,323,338  23,792,979

                               77,876,918  79,796,235  75,133,533

Less dividends paid:
8 1/8% preferred stock          1,349,474   2,027,390   2,031,250
5% preferred stock                124,642     195,090     195,090
4 3/4% preferred stock            126,094     190,000     190,000
Common stock                   22,063,772  21,676,976  21,244,296

                               23,663,982  24,089,456  23,660,636
Less:  excess consideration
on redemption of preferred      1,304,504           -           -
stock

Balance, end of year        $  52,908,432 $55,706,779 $51,472,897

Statement of Cash Flows

                                   Year ended December 31,
                              1999        1998        1997

Operating activities
Net income                  $  22,170,139 $28,323,338 $23,792,979
Adjustments to reconcile net
 income to cash flows:
  Depreciation and             29,672,416  28,323,595  26,510,852
amortization
  Pension income               (4,325,229) (2,239,850)   (725,199)
  Deferred income taxes, net    4,480,000   3,390,000   2,800,000
  Investment tax credit, net     (580,000)   (580,000)   (590,000)
  Allowance for equity funds
used
   during construction            (56,845)     (8,938)   (150,524)
  Issuance of common stock
for
   401(k) plan                    753,203     702,801     660,162
  Issuance of common stock
units for
   director retirement plan        84,000     711,000           -
  Other                                 -      66,955     129,259
  Cash flows impacted by
changes in:
      Accounts receivable and
accrued
       unbilled revenues      (9,309,949)   (584,001)   1,132,283
      Fuel, materials and       (274,112) (2,489,610)   1,220,673
supplies
      Prepaid expenses and
       deferred charges       (3,050,794)   2,431,806    (324,242)
      Accounts payable and
       accrued liabilities      8,135,949   2,233,691     255,402
      Customer deposits,
interest
       and taxes accrued
                                  971,596      84,941     741,425
      Other liabilities and
 other deferred credits         8,329,496  (1,883,100)   (459,232)

     Net cash provided by
     operating activities      56,999,870  58,482,628  54,993,838

Investing activities
  Construction expenditures   (71,935,978)(51,917,153)(56,673,275)
  Allowance for equity funds used
   during construction             56,845       8,938     150,524

    Net cash used in          (71,879,133)(51,908,215)(56,522,751)
investing activities

Financing activities
  Proceeds from issuance of
   first mortgage bonds      $          - $49,672,000 $         -
  Proceeds from issuance of    99,818,000           -           -
senior notes
  Proceeds from issuance of
   common stock                 6,357,989   5,109,701   5,150,561
  Redemption of preferred     (32,634,263)          -           -
  stock
  Reacquired preferred stock            -   (267,537)           -
  Excess consideration on redemption of
   preferred stock            (1,304,504)           -           -
  Dividends                   (23,663,982)(24,089,456)(23,660,636)
   Repayment of first mortgage   (110,000)(23,000,000)   (165,000)
   bonds
  Net proceeds (repayments) from
   short-term borrowings      (14,500,000)(13,500,000) 20,500,000
  Payment of debt issue costs    (797,837)   (551,687)      3,134

     Net cash (used in)/provided by
     financing activities      33,165,403  (6,626,979)  1,828,059


Net increase (decrease) in cash
 and cash equivalents          18,286,140     (52,566)    299,146
Cash and cash equivalents,
 beginning of year              2,492,716   2,545,282   2,246,136

Cash and cash equivalents, end of year
                             $ 20,778,856 $ 2,492,716 $ 2,545,282


Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Interest paid was $19,301,000, $17,439,000, $17,123,000 for the years ended December 31, 1999, 1998 and 1997, respectively.
Income taxes paid were $12,221,000, $14,088,000 and $10,250,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

1.   Summary of Accounting Policies

     The Company is subject to regulation by the Missouri Public Service Commission (MoPSC), the State Corporation Commission of the State of Kansas (KCC), the Corporation Commission of Oklahoma (OCC), the Arkansas Public Service Commission (APSC) and the Federal Energy Regulatory Commission (FERC). The accounting policies of the Company are in accordance with the rate-making practices of the regulatory authorities and, as such, conform to generally accepted accounting principles as applied to regulated public utilities. The Company's electric revenues in 1999 were derived as follows: residential 41%, commercial 31%, industrial 17%, wholesale 4% and other 7%. Following is a description of the Company's significant accounting policies:

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

     Depreciation
     Provisions for depreciation are computed at straight-line rates as approved by regulatory authorities. Such provisions approximated 3.2%, 3.2% and 3.1% of depreciable property for 1999, 1998 and 1997, respectively.

     Computations of earnings per share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding under the assumed exercise of dilutive stock options and their equivalents. The weighted average number of common shares outstanding used to compute basic earnings per share for the 1999, 1998 and 1997 periods was 17,237,805,
     16,932,704 and 16,599,269, respectively. Dilutive stock options for the 1999, 1998 and 1997 periods were 5,290, 7,775 and 9,844, respectively.

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

     In accordance with the methodology prescribed by FERC, the Company utilized aggregate rates of 5.4% for 1999, 5.9% for 1998 and 6.4% for 1997 (on a before-tax basis) compounded semiannually.

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

     Accumulated provision for uncollectible accounts
     The accumulated provision for uncollectible accounts was $372,000 at December 31, 1999 and $276,000 at December 31,
     1998.

     Franchise taxes
     Franchise taxes are collected for and remitted to their respective cities. Operating revenues include franchise taxes of $4,400,000, $4,400,000 and $3,900,000 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

     Liability insurance
     The Company carries excess liability insurance for workers' compensation and public liability claims. In order to provide for the cost of losses not covered by insurance, an allowance for injuries and damages is maintained based on loss experience of the Company.

State Line advance payments
     The Company is currently receiving advance payments from Westar Generating, Inc. (WGI) for WGI's share of the existing State Line facility (See Note 10).

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Actual amounts could differ from those estimates.

2.   Merger Agreement

     The Company and UtiliCorp United, Inc., a Delaware corporation ("UtiliCorp"), have entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, UtiliCorp is offering $29.50 for each share of common stock of the Company, payable in UtiliCorp common stock or cash. The Merger Agreement contains a collar provision under which the value of the Merger consideration per share will decrease if UtiliCorp's common stock is below $22 per share preceding the closing and will increase if UtiliCorp's common stock is above $26 per share preceding the closing. Stockholders of the Company may elect to take cash or stock, but total cash paid to stockholders will be limited to no more than 50% of the total Merger consideration, and the UtiliCorp common stock that may be issued in the Merger is limited to 19.9% of the then outstanding common stock of UtiliCorp. UtiliCorp also will become liable for all of the Company's existing debt, including its first mortgage bonds.

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

     The Company has received the requisite consents to amend the dividend limitation in its Mortgage and has entered into a supplemental indenture in order to implement that amendment. The supplemental indenture will not become effective and no consent fee will be paid, however, until the Merger is completed. On August 2, 1999, the Company redeemed all of its outstanding preferred stock for approximately $34,200,000. In addition, the Company called a special meeting of stockholders on September 3, 1999, for the purpose of voting on the proposed Merger with UtiliCorp. The Merger proposal passed with 76.3% of the Company's outstanding shares being voted in favor of the proposal. UtiliCorp is not required to obtain its stockholders' approval of the Merger.

3.   Regulatory Matters

     During the three years ending December 31, 1999, the following rate changes were requested or in effect:

Arkansas
     On February 19, 1998, the Company filed a request with the Arkansas Public Service Commission to increase rates in Arkansas by $618,000 annually. An agreement was reached to stipulate an increase of $359,000 on June 16, 1998, and the Company received an order from the Arkansas Commission on July 21, 1998 approving the stipulated rate increase.

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

     The Company recorded the following regulatory assets and regulatory liability which are being amortized over periods of up to 25 years:

                                              1999        1998

 Regulatory Assets

     Income taxes                         $ 24,236,009  $ 24,666,959
     Unamortized loss on reacquired debt     8,811,488     9,352,691
     Asbury five year maintenance              894,567     1,526,029
     Other postretirement benefits             421,075       453,460
     Coal contract restructuring costs       1,882,941             -
     Gas supply realignment costs              829,773             -

     Total Regulatory Assets              $ 37,075,853  $ 35,999,139

 Regulatory Liability

     Income taxes                         $ 15,295,992  $ 16,400,125

     The Company continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets and liabilities are eliminated through a charge or credit, respectively, to earnings if and when it is no longer probable that such amounts will be recovered through future revenues.

Deregulation
     If and when retail electric competition legislation is passed in the states the Company serves, the Company may determine that it no longer meets the criteria set forth in SFAS 71 with respect to continued recognition of some or all of the regulatory assets and liabilities. Any regulatory changes that would require the Company to discontinue application of SFAS 71 based upon competitive or other events may also impact the valuation of certain utility plant investments. Impairment of regulatory assets or utility plant investments could have a material adverse effect on the Company's financial condition and results of operations.

     In Missouri, the Public Service Commission adopted an order in 1997 establishing a docket and creating a task force on retail electric competition. The Commission Task Force, on which the Company was represented, was charged with preparing a comprehensive report for the Commission on how Missouri could implement retail electric competition. The Joint Committee of the Missouri legislature received testimony during 1997 and 1998. No legislative action was taken in 1999. There is a bill pending in the 2000 Missouri legislature, but no action is expected until 2001. In Kansas, although different bills were introduced into the House and Senate during 1997, no legislative action has been taken.

     In Oklahoma, the Electric Restructuring Act of 1997 was passed by the Legislature and signed into law by the Governor. The bill, with a target date of July 1, 2002, was designed to provide for the orderly restructuring of the electric utility industry in the state and move the state toward open competition for electric generation. None of the Company's plant investment or regulatory assets were considered impaired as a result of the bill.

     The Arkansas Legislature passed a bill in April 1999 that would deregulate the state's electricity industry as early as January 2002. A special provision however, applies to utilities with a small portion of Arkansas revenues whose majority of revenues are from another state. This provision which applies to the Company exempts the Company from restructuring in Arkansas until restructuring is enacted in Missouri or until January 1, 2004, whichever comes first.
     The bill would freeze rates for three years for residential and small business customers of utilities, such as the Company, that do not seek to recover stranded costs. This freeze applies only to rate increases and does not apply to any fuel adjustment clause or energy cost recovery rider approved by the Arkansas Commission, such as the one the Company has to recover its fuel and purchased power costs. The bill also requires the unbundling of services on electric bills by June 2000. The Company is currently engaged in the regulatory proceedings that have commenced as a result of the new law. None of the Company's plant investment or regulatory assets were considered impaired as a result of the bill.

4.   Common Stock

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

     100,000 shares are authorized under this new plan. Each common stock unit earns dividends in the form of common stock units and can be redeemed for one share of common stock upon retirement by the director. The number of units granted annually is computed by dividing the director's retainer fee by the fair market value of the Company's common stock on January 1 of the year the units are granted. Common stock unit dividends are computed based on the fair market value of the Company's stock on the dividend's record date. During 1999, 3,442 units were granted under the Director Retirement Plan and 2,154 units were granted pursuant to the stock incentive plan described below.

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

     The Company's Employee Stock Purchase Plan, which terminates on May 31, 2000, permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. Contingent employee stock purchase subscriptions outstanding and the maximum prices per share were 63,985 shares at $23.35, 50,368 shares at $18.34 and 58,972 shares at $15.53 on December 31, 1999, 1998 and 1997, respectively. Shares were issued at $18.34 per share in 1999, $15.53 per share in 1998, and $15.64 per share in 1997. The Company is in the process of amending the Employee Stock Purchase Plan in order to extend the termination date to May 31, 2003.

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

     During February 1999 and January 1998 and 1997, grants for 1,144, 1,535 and 1,414 shares, respectively, of restricted stock were made to qualified employees under the Stock Incentive Plan. For grants made to date, the restrictions typically lapse and the shares are issuable to employees who continue service with the Company three years from the date of grant. For employees whose service is terminated by death, retirement, disability, or under certain circumstances following a change in control of the Company prior to the restrictions lapsing, the shares are issuable immediately. For other terminations, the grant is forfeited. During 1999, 1998 and 1997, 3,300, 2,641 and 3,983 shares, respectively, were issued under the Stock Incentive Plan. No options have been granted under the Stock Incentive Plan. In 1996, the Company adopted the disclosure-only method under SFAS 123, "Accounting for Stock-Based Compensation." If the fair value based accounting method under this statement had been used to account for stock-based compensation costs, the effect on 1999 and 1998 net income and earnings per share would have been immaterial.

     The Company's Employee 401(k) Retirement Plan (the 401(k)
     Plan) allows participating employees to defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each employee's deferrals by contributing shares of the Company's common stock, such matching contributions not to exceed 3% of the employee's annual compensation. The Company contributed 30,919, 32,274 and 36,978 shares of common stock in 1999, 1998 and 1997, respectively, valued at market prices on the dates of contributions. The stock issuances to effect the contributions were not cash transactions and are not reflected as a source of cash in the Statement of Cash Flows.

     At December 31, 1999, 1,294,062 shares remain available for issuance under the foregoing plans.

5.   Preferred Stock

     The Company has 2,500,000 shares of preference stock authorized, including 500,000 shares of Series A
     Participating Preference Stock, none of which have been issued.

     The Company has 5,000,000 shares of $10.00 par value cumulative preferred stock authorized.
     Of this amount, preferred stock without mandatory redemption provisions issued and outstanding at December 31, 1999 and 1998 is as follows:

                                             1999        1998

     5% cumulative (400,000 shares                      381,820
     authorized)                                  -
     4 3/4% cumulative (400,000 shares            -     400,000
     authorized)
     8 1/8% cumulative (2,500,000 shares          -   2,480,998
     authorized)

                                                  -   3,262,818


     On August 2, 1999 the Company redeemed all outstanding 5%,
     4 3/4%, and 8 1/8% series of cumulative preferred stock. Holders were paid the following amounts per share plus accumulated and unpaid dividends: 5% cumulative - $10.50 (aggregate amount $4,009,110); 4 3/4% cumulative - $10.20 (aggregate amount $4,080,000); and 8 1/8 cumulative - $10 (aggregate amount
     $24,809,980).

     Preference Stock Purchase Rights
     The Company had 8,663,648 and 8,535,918 Preference Stock Purchase Rights (Rights) outstanding at December 31, 1999 and 1998, respectively. Each Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one one-hundredth share, subject to adjustment. Each share of common stock currently has one-half of one Right. The Rights (other than those held by an acquiring person or group (Acquiring Person)), which expire July 25, 2000, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or announces an intention to make a tender offer or exchange offer which would result in the Acquiring Person owning 10% or more of the common stock. The Rights may be redeemed by the Company in whole, but not in part, for $0.01 per Right, prior to 10 days after the first public announcement of the acquisition of 10% or more of the Company's common stock by an Acquiring Person.

     In addition, upon the occurrence of a merger or other business combination, or an event of the type described in the preceding paragraph, holders of the Rights, other than an Acquiring Person, will be entitled, upon exercise of a Right, to receive either common stock of the Company or common stock of the Acquiring Person having a value equal to two times the exercise price of the Right. Any time after an Acquiring Person acquires 10% or more (but less than 50%) of the

     Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the Acquiring Person) for common stock of the Company on a one-for-two basis. The provisions of the Rights were amended in 1999 to exclude the pending merger with UtiliCorp United, Inc.

6.   Long-term Debt

     The principal amount of all series of first mortgage bonds outstanding at any one time is limited by terms of the mortgage to $1,000,000,000. Substantially all property, plant and equipment is subject to the lien of the mortgage. At December 31, 1999 the long-term debt outstanding was as follows:

                                           1999        1998
     First mortgage bonds:
     71/2% Series due 2002              $37,500,000  $37,500,000
     7.60% Series due 2005               10,000,000   10,000,000
     81/8% Series due 2009 (1)           20,000,000   20,000,000
     61/2% Series due 2010               50,000,000   50,000,000
     7.20% Series due 2016               25,000,000   25,000,000
     93/4% Series due 2020                2,250,000    2,250,000
     7% Series due 2023                  45,000,000   45,000,000
     73/4% Series due 2025               30,000,000   30,000,000
     71/4% Series due 2028               13,616,000   13,726,000
     5.3% Pollution Control Series        8,000,000    8,000,000
     due 2013
     5.2% Pollution Control Series        5,200,000    5,200,000
     due 2013
                                        246,566,000  246,676,000
     Senior Notes, 7.70% Series         100,000,000            -
     due 2004
     Less unamortized net discount         (715,831)    (583,095)

                                       $345,850,169 $246,092,905

     (1) Holders of this series have the right to require the Company to repurchase all or any portion of the bonds at a price of 100% of the principal amount plus accrued interest, if any, on November 1, 2001.

     The carrying amount of the Company's long-term debt was $346,566,000 and $246,676,000 at December 31, 1999 and 1998,
     respectively, and its fair market value was estimated to be approximately $329,118,000 and $252,155,000, respectively. This estimate was based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation. The estimated fair market value may not represent the actual value that could have been realized as of year-end or that will be realizable in the future.

     At December 31, 1999, the Company had a $50,000,000 unsecured line of credit. Borrowings are at the bank's prime commercial rate and are due 370 days from the date of each loan. The Company also had a $25,000,000 unsecured line of credit at December 31, 1999, bearing interest at 30-day LIBOR plus .75%. This unsecured line of credit expired on January 31, 2000. These arrangements do not serve to legally restrict the use of the Company's cash. The lines of credit are also utilized to support the Company's issuance of commercial paper although they are not assigned specifically to such support. There were no outstanding borrowings under these agreements at December 31, 1999 or 1998.

     On November 18, 1999, the Company sold to the public in an underwritten offering $100 million aggregate principal amount of its Senior Notes, 7.70% Series due 2004. The net proceeds of this sale were added to the Company's general funds and were used to repay short-term indebtedness, including indebtedness incurred in connection with the redemption of the Company's preferred stock and the Company's construction program.

     On April 28, 1998, the Company sold to the public in an underwritten offering $50 million aggregate principal amount of its First Mortgage Bonds, 6.50% Series due 2010. The net proceeds from this sale were added to the Company's general funds and were used to repay $23 million of the Company's First Mortgage Bonds, 5.70% Series due May 1, 1999 and to repay short-term indebtedness, including indebtedness incurred in connection with the Company's construction program.

7.   Short-term Borrowings

     Short-term commercial paper outstanding and notes payable averaged $30,796,000 and $11,274,000 daily during 1999 and
     1998, respectively, with the highest month-end balances being $65,000,000 and $28,500,000, respectively. The weighted daily average interest rates during 1999, 1998 and 1997 were 5.4%, 5.9% and 5.9%, respectively. The weighted average interest rates of borrowings outstanding at December 31, 1999 and 1998 were, 6.12% and 6.2%, respectively.

8.   Retirement Benefits

     Pensions
     In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which resulted in revisions to the 1997 information previously reported.

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

     The following table sets forth the plan's projected benefit obligation, the fair value of the plan's assets and its funded status:

                                           1999          1998          1997
     Benefit obligation at beginning
           of year                   $  77,285,598 $  78,360,097  $ 66,805,630
     Service cost                        2,516,067     2,400,303     2,095,442
      Interest cost                      5,368,097     5,046,012     4,956,356
     Amendments                          1,744,656             -      (277,808)
     Actuarial                         (10,076,097)   (4,065,095)     9,251,195
     (gain)/loss
      Benefits paid                     (4,550,197)   (4,455,719)    (4,470,718)
     Benefit obligation at end
          of year                    $  72,288,124    77,285,598     78,360,097

                                           1999          1998          1997

     Fair value of plan assets at
       beginning of year             $  93,153,901 $  82,106,242 $  70,970,880
        Actual return on                15,882,138    15,503,378    15,606,080
        plan assets
        Benefits paid                   (4,550,197)   (4,455,719)   (4,470,718)
         Fair value of plan assets
        at end of year               $ 104,485,842    93,153,901    82,106,242

        Funded status                $  32,197,718  $ 15,868,303  $  3,746,145
     Unrecognized net assets at
     January 1, 1986 being amortized
     over 17 years                      (1,473,468)   (1,964,623)   (2,455,778)
     Unrecognized                        4,786,072     3,560,847     3,964,146
      prior service cost
     Unrecognized                      (31,683,391)  (18,028,407)   (8,058,243)
      net gain
     Prepaid/(accrued) pension cost  $   3,826,931  $   (563,880) $ (2,803,730)

     Assumptions used in calculating the projected benefit obligation for 1999 and 1998 include the following:

                               1999             1998            1997

     Weighted average          8.00%            7.00%           6.75%
      discount rate
     Rate of increase          5.50%            5.50%           5.50%
      in compensation
     levels
     Expected                  9.00%            9.00%           9.00%
      long-term rate of
     return on plan assets


     Net pension benefit for 1999, 1998 and 1997 is comprised of the following components:

                                          1999        1998         1997

   Service cost - benefits earned
  during the period                  $ 2,516,067  $ 2,400,303   $ 2,095,442
     Interest cost on projected
        benefit obligation             5,368,097    5,046,012     4,956,356
   Expected return on                 (8,323,982)  (7,173,641)   (6,169,097)
        plan assets
    Net amortization                  (3,950,993)  (2,512,524)   (1,607,900)
       and deferral
     Net pension benefit            $ (4,390,811) $(2,239,850)  $  (725,199)

     Other Postretirement Benefits
     The Company provides certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service.

     Effective January 1, 1993, the Company adopted SFAS 106, which requires recognition of these benefits on an accrual basis during the active service period of the employees. The Company elected to amortize its transition obligation (approximately $21,700,000) related to SFAS 106 over a twenty year period. Prior to adoption of SFAS 106, the Company recognized the cost of such postretirement benefits on a pay-as-you-go (i.e., cash) basis. The states of Missouri, Kansas, Oklahoma, and Arkansas authorize the recovery of SFAS 106 costs through rates.

     In accordance with the above rate orders, the Company established two separate trusts in 1994, one for those retirees who were subject to a collectively bargained agreement and the other for all other retirees, to fund retiree healthcare and life insurance benefits. The
     Company's funding policy is to contribute annually an amount at least equal to the revenues collected for the amount of postretirement benefits costs allowed in rates. Assets in these trusts amounted to approximately $10,600,000 at December 31, 1999 and $6,800,000 at December 31, 1998.
     Postretirement benefits, a portion of which have been capitalized and/or deferred, for 1999, 1998 and 1997 included the following components:

     Service cost on benefits earned    1999          1998        1997
       during the year              $  781,017   $  558,983   $  434,397
     Interest cost on projected benefit
      obligation                     2,281,028    1,593,181    1,559,110
         Return on assets             (618,353)    (375,581)    (290,079)
      Amortization of unrecognized
      transition obligation          1,084,017    1,084,017    1,084,017
      Unrecognized net               1,207,628     (720,744)  (1,111,795)
        (gain)/loss
     Other                                   -            -      (92,890)
     Net periodic postretirement
      benefit cost                  $4,735,337   $2,139,856    $1,582,760

     The estimated funded status of the Company's obligations under SFAS 106 at December 31, 1999, 1998 and 1997 using a weighted average discount rate of 8.0%, 7.0% and 6.75%, respectively, is as follows:

                                 1999           1998            1997

     Benefit obligation at
     beginning of year       $ 24,580,797   $ 23,978,240   $ 20,850,702
     Service cost                 781,017        558,983        434,397
     Interest cost              2,281,028      1,593,181      1,559,110
     Acturial (gain)/loss       2,227,896       (353,055)     2,080,611
     Benefits paid             (1,201,710)    (1,196,552)     (946,580)

     Benefit obligation at   $ 28,669,028  $  24,580,797   $ 23,978,240
     end of year

     Fair value of plan assets at
     beginning of year       $  6,803,302  $   5,691,142   $  4,829,610
     Employer contributions     4,604,982      2,102,087      1,518,033
     Actual return on             345,870        206,625        290,079
     plan assets
     Benefits paid             (1,201,710)    (1,196,552)      (946,580)

     Fair value of plan assets
      at end of year         $ 10,552,444  $   6,803,302   $  5,691,142

     Funded status           $(18,116,584) $ (17,777,495)   (18,287,098)
     Unrecognized transition   14,092,208     15,176,225     16,260,242
     obligation
     Unrecognized net gain       (494,279)    (1,787,030)    (2,323,675)

     Accrued postretirement
     benefit cost           $  (4,518,655) $  (4,388,300)  $ (4,350,531)
     The assumed 2000 cost trend rate used to measure the expected cost of healthcare benefits is 7.5%.  The trend rate
     decreases through 2005 to an ultimate rate of 6% for 2006 and subsequent years.  The effect of a 1% increase in each future year's assumed healthcare cost trend rate would increase the current service and interest cost from $3,100,000 to
     $3,800,000 and the accumulated postretirement benefit
     obligation from $28,700,000 to $34,500,000.

9.   Income Taxes

     The provision for income taxes is different from the amount of income tax determined by applying the statutory income tax rate to income before income taxes as a result of the following differences:

                                  1999           1998           1997
     Computed "expected"
     federal provision      $  13,360,000  $  15,480,000  $  12,825,000
     State taxes, net of
     federal effect             1,180,000      1,370,000        930,000
     Adjustment to taxes
      resulting from:
     Nondeductible merger       2,200,000             -               -
     costs
     Investment tax credit
      amortization               (580,000       (580,000)      (590,000)
     Other                       (160,000)      (370,000)      (315,000)

     Actual provision         $    16,000,000 $    15,900,000 $    12,850,000

     Income tax expense components for the years shown are as follows:

                                    1999            1998            1997
     Taxes currently payable
     Included in operating
      revenue deductions:
     Federal                   $  10,761,000  $  12,110,000   $   9,830,000
     State                         1,329,000      1,430,000         960,000
     Included in "other - net"        10,000       (290,000)       (150,000)

                                  12,100,000     13,250,000      10,640,000

     Deferred taxes
     Depreciation and
      amortization differences     3,018,000      3,077,000       3,210,000
     Loss on reacquired debt        (206,000)      (213,000)       (227,000)
     Postretirement benefits         928,000        528,000         159,000
     Other                           (17,000)      (454,000)       (542,000)
     Asbury five year               (241,000)      (241,000)        200,000
     maintenance
     Software development            998,000        533,000               -
     costs

     Deferred investment tax
      credits, net                  (580,000)      (580,000)       (590,000)

     Total income tax          $  16,000,000   $ 15,900,000   $  12,850,000
     expense

     Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at year end 1999 and 1998 as follows:

                            Balances as of December 31,
                           1999                   1998
                   Deferred      Deferred      Deferred      Deferred
                     Tax           Tax           Tax           Tax
                    Assets     Liabilities      Assets     Liabilities
Noncurrent
Depreciation and other
 property      $  10,630,457 $  91,009,149 $  11,296,127 $  88,422,060
related
Unamortized investment
 tax credits       4,910,498      -            5,275,124     -
Miscellaneous
book/tax
 recognition
differences        3,561,786     7,007,137     4,471,137    6,380,690

Total deferred $  19,102,741 $  98,016,286 $  21,042,388 $ 94,802,750
taxes


10.  Commonly Owned Facilities

     The Company owns a 12% undivided interest in the Iatan Power Plant, a coal-fired 670 megawatt generating unit near Weston, Missouri. The Company is entitled to 12% of the available capacity and is obligated for that percentage of costs which are included in corresponding operating expense classifications in the Statement of Income. At December 31, 1999 and 1998, the Company's property, plant and equipment accounts include the cost of its ownership interest in the unit of $44,656,000 and $44,628,000, respectively, and accumulated depreciation of $28,689,000 and $27,045,000, respectively.

     On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into agreements for the construction, ownership and operation of a 500-megawatt combined cycle unit at the State Line Power Plant (the "State Line Combined Cycle Unit"). Work has begun and the State Line Combined Cycle Unit is projected to be operational by June 2001. The Company will own an undivided 60% interest in the State Line Combined Cycle Unit with WGI owning the remainder. The Company is entitled to 60% of the capacity of the State Line Combined Cycle Unit. The Company will contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the State Line Combined Cycle Unit, and as a result, upon commercial operation, the State Line Combined Cycle Unit will provide the Company with approximately 150 megawatts of additional capacity. The total cost of the State Line Combined Cycle Unit is estimated to be $185,000,000. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property at book value, is expected to be approximately $100,000,000. The Company and WGI are responsible for their own financing of the project and the Company is billing WGI for its share of monthly construction costs as well as advance payments for WGI's share of the existing State Line Unit No. 2 combustion turbine.

11.  Commitments and Contingencies

     The Company's 2000 construction budget is $105,720,000.  The
     Company's five-year construction program for 2000 through 2004 is estimated to be approximately $319,555,000.

     The Company has entered into long-term agreements to purchase capacity and energy, to obtain supplies of coal and to provide natural gas transportation. Under such contracts, the Company incurred purchased power and fuel costs of approximately $50,000,000, $64,000,000 and $55,000,000 in
     1999, 1998 and 1997, respectively. Certain of these contracts provide for minimum and maximum annual amounts to be purchased and further provide, in part, for cash settlements to be made when minimum amounts are not purchased. In the event that no purchases of coal, energy and transportation services are made, an event considered unlikely by management, minimum annual cash settlements would approximate $32,000,000 in 2000, $30,000,000 in 2001,
     $26,000,000 in 2002 and 24,000,000 in 2003 and reducing to lesser amounts thereafter through 2012.

12.  Selected Quarterly Information (Unaudited)

     A summary of operations for the quarterly periods of 1999 and 1998 is as follows:

                                             Quarters
                              First       Second      Third       Fourth
                          (dollars in thousands except per share amounts)
     1999:
     Operating revenues  $  54,742      $  53,309   $  81,460   $  52,650
     Operating income       10,004          5,022      17,995       9,556
     Net income              5,238            302      13,004       3,626
     Net income applicable
     to common stock         4,639           (295)     11,493       3,626

     Basic and diluted
     earnings per average
     share of common
     stock               $    .27       $   (.02)   $    .66    $     .21

                             First       Second      Third       Fourth

     1998:

     Operating revenues $  51,388       $  56,269   $  77,860   $  54,341
     Operating income       8,060          11,032      19,024       9,256
     Net income             3,340           6,211      14,105       4,667
     Net income applicable
     to common stock        2,736           5,607      13,501       4,068
     Basic and diluted earnings
     per average share of
     common stock        $    .16        $    .33   $     .80    $    .24

     The sum of the quarterly earnings per average share of common stock may not equal the earnings per average share of common stock as computed on an annual basis due to rounding.

ITEM   9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None



PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors and directorships and with respect to Section 16(a)
Beneficial Ownership Reporting Compliance may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 27, 2000, which is incorporated herein by reference.
      Pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, the information required by this Item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers and Other Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 27, 2000, which is incorporated herein by reference.


ITEM  12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT


      Information regarding the number of shares of the Company's equity securities beneficially owned by the directors and certain executive officers of the Company and by the directors and executive officers as a group may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 27, 2000, which is incorporated herein by reference.
      To the knowledge of the Company, no person is the beneficial owner of 5% or more of any class of the Company's voting securities, and there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item with respect to certain relationships and related transactions may be found in the Company's proxy statement for its Annual Meeting of Stockholders to be held April 27, 2000, which is incorporated herein by reference.
PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K

Index to Financial Statements and Financial Statement Schedule
Covered by Report of Independent Auditors

Balance sheets at December 31, 1999 and 1998                        24
Statements of income for each of the three years in the period 25 ended December 31, 1999
Statements of common stockholders' equity for each of the three
years in the period ended December 31,                              26
 1999
Statements of cash flows for each of the three years in the         27
period ended December 31, 1999
Notes to financial statements                                       28
Schedule for the years ended December 31, 1999, 1998 and 1997:
 Schedule II - Valuation and qualifying accounts                    46

All other schedules are omitted as the required information is either not present, is not present in sufficient amounts, or the information required therein is included in the financial statements or notes thereto.

List of Exhibits
(2)    - Agreement  and Plan of Merger, dated as of May 10,  1999,  by
          and   between   the  Company  and  UtiliCorp   United   Inc.
          (Incorporated by reference to Exhibit 2 to Form 10-Q for quarter ended March 31, 1999, File No.1-3368).
(3) (a) - The   Restated  Articles  of  Incorporation  of  the  Company
          (Incorporated by reference to Exhibit 4(a) to Form S-3, File No. 33-54539).
    (b) - By-laws of Company as amended January 23, 1992 (Incorporated by reference to Exhibit 3(f) to Annual Report Form 10-K for year ended December 31, 1991, File No. 1-3368).
(4) (a) - Indenture  of  Mortgage  and  Deed  of  Trust  dated  as   of
          September 1, 1944 and First Supplemental Indenture thereto (Incorporated by reference to Exhibits B(1) and B(2) to Form 10, File No. 1-3368).
    (b) - Third Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 2(c) to Form S-7, File No. 2-59924).
    (c) - Sixth through Eighth Supplemental Indentures to Indenture of Mortgage and Deed of Trust (Incorporated by reference to
          Exhibit 2(c) to Form S-7, File No. 2-59924).
    (d) - Fourteenth  Supplemental Indenture to Indenture  of  Mortgage
          and Deed of Trust (Incorporated by reference to Exhibit 4(f) to Form S-3, File No. 33-56635).
    (e) - Seventeenth  Supplemental Indenture dated as of  December  1,
          1990   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(j) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-
          3368).
    (f) - Eighteenth Supplemental Indenture dated as of July 1, 1992 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368).
    (g) - Twentieth Supplemental Indenture dated as of June 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(m) to Form S-3, File No. 33-66748).
    (h) - Twenty-First  Supplemental Indenture dated as of  October  1,
          1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1993, File No. 1-3368).
   (i) - Twenty-Second Supplemental Indenture dated as of November  1,
          1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(k) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
          3368).
    (j) - Twenty-Third  Supplemental Indenture dated as of November  1,
          1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(l) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
          3368).
    (k) - Twenty-Fourth  Supplemental Indenture dated as  of  March  1,
          1994   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(m) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
          3368).
    (l) - Twenty-Fifth  Supplemental Indenture dated as of November  1,
          1994   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(p) to Form S-3, File No. 33-56635).
    (m) - Twenty-Sixth  Supplemental Indenture dated  as  of  April  1,
          1995   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1995, File No. 1-3368).
    (n) - Twenty-Seventh  Supplemental Indenture dated as  of  June  1,
          1995   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1995, File No. 1-3368).
    (o) - Twenty-Eighth Supplemental Indenture dated as of December  1,
          1996   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Annual Report on Form 10-K for year ended December 31, 1996, File No. 1-
          3368).
    (p)   Twenty-Ninth  Supplemental Indenture dated  as  of  April  1,
          1998   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1998, File No. 1-3368).
    (q) Thirtieth Supplemental Indenture dated as of July 1, 1999 to Indenture of Mortgage and Deed of Trust (Incorporated by
          reference to Exhibit 4 (a) to Form 10-Q for quarter ended June 30, 1999, File No. 1-3368).
    (r) - Rights  Agreement  dated  July  26,  1990  (Incorporated   by
          reference to Exhibit 4(a) to Form 8-K, dated July 26, 1990, File No. 1-3368).
    (s) - Amendment  #1  to  Rights Agreement dated  October  24,  1991
          between   the  Company  and  Chemical  Bank  (successor   to
          Manufacturers  Hanover  Trust  Company),  as  Rights   Agent
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
    (t) - Amendment   #2  to  Rights  Agreement  dated  May  10,   1999
          (Incorporated by reference to Exhibit 4(b) to Form 10-Q for quarter ended June 30, 1999, File No. 1-3368).
(10)(a) - 1996  Stock  Incentive  Plan (Incorporated  by  reference  to
          Exhibit 4.1 to Form S-8, File No. 33-64639).
    (b) - Management Incentive Plan (A description of this Plan is incorporated by reference to page 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders held April 27, 1989).
    (c) - Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-3368).
    (d) - The Empire District Electric Company Change in Control Severance Pay Plan and Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
    (e) - Amendment to The Empire District Electric Company Change in Control Severance Pay Plan and revised Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1996, File No. 1-3368).
    (f) - The Empire District Electric Company Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for year ended December 31, 1994, File No. 1-3368).
    (g) Retirement Plan for Directors as amended August 1, 1998 (Incorporated by reference to Exhibit 10(a) to Form Q for quarter ended September 30, 1998, File No. 1-3368).

    (h)   Stock  Unit Plan for Directors (Incorporated by reference  to
          Exhibit 10(b) to Form Q for quarter ended September 30, 1998, File No. 1-3368).

(12) - Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.*
(23)    - Consent of PricewaterhouseCoopers LLP*

(24)    - Powers of Attorney.*

(27)    - Financial Data Schedule for December 31, 1999.

This exhibit is a compensatory plan or arrangement as contemplated by Item 14(a)(3) of Form 10-K.
*Filed herewith.


Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1999.

SCHEDULE II
Valuation and Qualifying Accounts


Years ended December 31, 1999, 1998 and 1997
              Balance             Additions            Deductions      Balance
              At           Charged to Other Accounts   from reserve      at
             Beginning                                                close of
              of        Charged to                                     period
             period      Income     Description  Amount  Description Amount

Year ended
December 31, 1999:
 Reserve deducted                       Recovery of
from assets:                            amounts
  Accumulated                           previously            Accounts
provision for                           written               written
Uncollectible $ 275,876 $ 580,873  off  $ 372,955  off   $ 857,758  $ 371,946
accounts
Reserve not shown
separately in
balance sheet:                         Property, plant
 Injuries and                          & equipment and           Claims
damages Reserve                        clearing accounts           and
 (Note A)     $1,314,461 $407,163      $ 407,163 expenses $1,128,787 $1,000,000

Year ended
December 31, 1998:
 Reserve deducted                   Recovery of
from assets:                        amounts
 Accumulated                        previously        Accounts
provision for                       written           written
 Uncollectible $ 278,741 $586,000   off   $ 448,718   off $1,037,583 $ 275,876
accounts
Reserve not shown
separately in
balance sheet:                          Property, plant          Claims
 Injuries and                           & equipment and            and
damages Reserve                         clearing accounts       expenses
 (Note A)     $1,311,995 $580,832         $ 530,011      $1,108,377 $1,314,461

Year ended
December 31, 1997:
 Reserve deducted                     Recovery of
from assets:                          amounts
 Accumulated                          previously       Accounts
provision for                         written          written
 Uncollectibl $ 265,390  $486,000     off  $332,632    off $ 805,281  $ 278,741
accounts
Reserve not shown
separately in
Balance sheet:                        Property, plant      Claims
 Injuries and                         & equipment and       and
damages Reserve                      clearing accounts     expenses
 (Note A)   $1,300,917  $484,541           $472,107        $ 945,570 $1,311,995

NOTE A: This reserve is provided for workers' compensation, certain postemployment benefits and public liability damages. The Company at December 31, 1999 carried insurance for workers' compensation claims in excess of $250,000 and for public liability claims in excess of $300,000. The injuries and damages reserve is included on the Balance Sheet in the section "Noncurrent liabilities and deferred credits" in the category "Other".

                            SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE EMPIRE DISTRICT ELECTRIC COMPANY



                                     M. W. MCKINNEY
                                 By.............................

                                     M.W. McKinney, President

Date:  March 21, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                                  Date

        M. W. MCKINNEY

M. W. McKinney, President and Director
(Principal Executive Officer)


        R. B. FANCHER

R. B. Fancher, Vice President-Finance
(Principal Financial Officer)

         G. A. KNAPP

G. A. Knapp, Controller and Assistant Treasurer
(Principal Accounting Officer)


         V. E. BRILL

V. E. Brill, Vice President-Energy Supply and Director


      M. F. CHUBB, JR.*

  M. F. Chubb, Jr., Director


        R. D. HAMMONS*

   R. D. Hammons, Director


                                                             March 21, 2000
        R. C. HARTLEY*

   R. C. Hartley, Director


       J. R. HERSCHEND*

  J. R. Herschend, Director


       F. E. JEFFRIES*

   F. E. Jeffries, Director


         R. E. MAYES*

    R. E. Mayes, Director


         R. L. LAMB*

     R. L. Lamb, Director


        M. M. POSNER*

    M. M. Posner, Director


        R. B. FANCHER
*By
(R. B. Fancher, As attorney in fact for
each of the persons indicated)