Form 10-Q
period 2000-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2000-05-15
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000 or

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



 Common stock outstanding as of May 1, 2000: 17,446,836 shares.

               THE EMPIRE DISTRICT ELECTRIC COMPANY

                               INDEX

                                                      Page Number

Part I -  Financial Information:

Item 1.   Financial Statements:

          a. Statement of Income                            3

          b. Balance Sheet                                  5

          c. Statement of Cash Flows                        6

          d. Notes to Financial Statements                  7

          Forward Looking Statements                        8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations               8

          Merger With UtiliCorp                             8

          Results of Operations                             9

          Liquidity and Capital Resources                  13

Item 3.   Quantitative and Qualitative Disclosures About   14
          Market Risk

Part II - Other Information:

Item 1.   Legal Proceedings - (none)

Item 2.   Changes in Securities - (none)

Item 3.   Defaults Upon Senior Securities - (none)

Item 4.   Submission of Matters to a Vote of Security      14
          Holders

Item 5.   Other Information                                15

Item 6.   Exhibits and Reports on Form 8-K                 15

Signatures                                                 16

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)
                                          Three Months Ended
                                              March 31,
                                           2000        1999
Operating revenues:
 Electric                               $53,800,537  $54,491,652
 Water                                      229,854      250,461
                                         54,030,391   54,742,113
Operating revenue deductions:
 Operating expenses:
  Fuel                                    9,831,587    9,232,210
  Purchased power                        13,814,266   11,008,095
  Other                                   8,099,938    8,087,415
  Merger related expenses                    22,815            -
 Total operating expenses                31,768,606   28,327,720

 Maintenance and repairs                  3,230,303    3,892,917
 Depreciation and amortization            6,824,606    6,418,819
 Provision for income taxes                 920,222    2,937,570
 Other taxes                              3,253,748    3,161,259
                                         45,997,485   44,738,285

Operating income                          8,032,906   10,003,828
Other income and deductions:
  Allowance for equity funds used           360,581       30,521
during construction
  Interest income                           248,067       40,959
  Other - net                               (78,413)     (99,497)
                                            530,235      (28,017)
Income before interest charges            8,563,141    9,975,811
Interest charges:
  Long-term debt                          6,590,249    4,618,614
  Commercial paper                                -      200,366
  Allowance for borrowed funds used        (497,437)    (163,506)
during construction
  Other                                      99,041       82,584
                                          6,191,853    4,738,058
Net income                                2,371,288    5,237,753
Preferred stock dividend requirements             -      599,180
Net income applicable to common stock    $2,371,288   $4,638,573

Weighted average number of common
shares outstanding                      17,391,854    17,129,470

Basic and diluted earnings per
weighted average share of
common stock                              $ 0.14        $ 0.27

Dividends per share of common stock       $ 0.32        $ 0.32


See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)

                                         Twelve Months Ended
                                              March 31,
                                           2000        1999
Operating revenues:
 Electric                               $240,374,087  $242,146,134
 Water                                     1,075,731     1,066,031
                                         241,449,818   243,212,165

Operating revenue deductions:
 Operating expenses:
  Fuel                                    45,850,805    44,956,571
  Purchased power                         47,502,962    44,095,387
  Other                                   31,845,654    32,661,071
  Merger Related Expenses                  5,795,107             -
 Total operating expenses                130,994,528   121,713,029

 Maintenance and repairs                  15,682,655    17,337,273
 Depreciation and amortization            26,772,481    25,231,853
 Provision for income taxes               13,845,081    17,172,730
 Other taxes                              13,550,271    12,441,448
                                         200,845,016   193,896,333

Operating income                          40,604,802    49,315,832
Other income and deductions:
 Allowance for equity funds used             386,905        39,459
during construction
 Interest income                             710,463       279,493
 Other - net                                (641,035)     (743,404)
                                             456,333      (424,452)
Income before interest charges            41,061,135    48,891,380
Interest charges:
 Long-term debt                           21,374,369    18,347,154
 Commercial paper                          1,472,711       463,192
 Allowance for borrowed funds used        (1,469,707)     (490,345)
during construction
 Other                                       380,089       350,785
                                          21,757,462    18,670,786
Net income                                19,303,673    30,220,594
Preferred stock dividend requirements        803,844     2,406,879
Excess consideration paid on               1,304,504             -
redemption of preferred stock

Net income applicable to common stock    $17,195,325   $27,813,715

Weighted average number of common
shares outstanding                        17,302,747    17,015,264

Basic and diluted earnings per
weighted average share of
common stock                                $ 0.99        $ 1.64

Dividends per share of common stock         $ 1.28        $ 1.28

See accompanying Notes to Financial Statements.

BALANCE SHEET

                                        March 31,
                                          2000      December 31,
                                       (Unaudited)     1999
ASSETS
 Utility plant, at original cost:
  Electric                             $881,940,831  $871,263,673
  Water                                   7,071,463     7,023,246
  Construction work in progress          56,844,756    41,712,243
                                        945,857,050   919,999,162

  Accumulated depreciation              310,927,829   303,951,518
                                        634,929,221   616,047,644
 Current assets:
  Cash and cash equivalents              12,516,984    20,778,856
  Accounts receivable - trade, net       15,820,621    17,377,963
  Accrued unbilled revenues               6,095,317     6,660,318
  Accounts receivable - other             3,738,325     6,726,734
  Fuel, materials and supplies           15,238,272    15,978,790
  Prepaid expenses                          635,930     1,129,021
                                         54,045,449    68,651,682
 Deferred charges:
  Regulatory assets                      36,810,630    37,075,852
  Unamortized debt issuance costs         4,086,014     4,175,240
  Other                                   7,750,482     5,458,466
                                         48,647,126    46,709,558
   Total Assets                        $737,621,796  $731,408,884

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
  17,435,804 and
  17,369,855 shares issued and
  outstanding, respectively            $ 17,435,804  $ 17,369,855
 Capital in excess of par value         165,393,302   163,909,732
 Retained earnings (Note 2)              49,717,082    52,908,431
   Total common stockholders' equity    232,546,188   234,188,018
 Long-term debt                         345,800,068   345,850,169
                                        578,346,256   580,038,187
 Current liabilities:
  Accounts payable and accrued           21,912,798    25,232,221
  liabilities
  Customer deposits                       3,623,260     3,686,691
  Interest accrued                       10,023,472     5,026,356
  Taxes accrued, including income         3,314,389             -
  taxes
                                         38,873,919    33,945,268
 Noncurrent liabilities and deferred
credits:
  Regulatory liability                   15,017,774    15,295,992
  Deferred income taxes                  79,612,444    78,913,545
  Unamortized investment tax credits      7,764,244     7,811,000
  Postretirement benefits other than      4,945,865     4,592,721
   pensions
  State Line advance payments            10,063,413     7,895,241
  Other                                   2,997,881     2,916,930
                                        120,401,621   117,425,429

   Total Capitalization and            $737,621,796  $731,408,884
    Liabilities

See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)

                                          Three Months Ended
                                              March 31,
                                           2000        1999
Operating activities:
 Net income                             $2,371,288   $5,237,753
 Adjustments to reconcile net income
 to cash flows:
  Depreciation and amortization          8,220,659    7,224,853
  Pension income                        (1,744,251)    (665,721)
  Deferred income taxes, net               215,358      438,847
  Investment tax credit, net               (46,756)    (110,290)
  Allowance for equity funds used         (360,581)     (30,521)
  during construction
  Issuance of common stock for 401(k)      191,294      196,515
  plan
  Issuance of common stock units for        84,000       84,000
  director retirement plan
  Other                                          -            -
  Cash flows impacted by changes in:
   Accounts receivable and accrued       5,110,752    1,442,608
   unbilled revenues
   Fuel, materials and supplies            740,518   (1,223,620)
   Prepaid expenses and deferred           (74,556)    (334,484)
   charges
   Accounts payable and accrued         (3,319,423)  (4,541,620)
   liabilities
   Customer deposits, interest and       8,437,239    7,195,612
   taxes accrued
   Other liabilities and other
   deferred credits                      2,602,267      710,512

Net cash provided by operating          22,427,808   15,624,444
activities

Investing activities:
  Construction expenditures            (26,676,144) (13,239,538)
  Allowance for equity funds used          360,581       30,521
  during construction

Net cash used in investing activities  (26,315,563) (13,209,017)

Financing activities:
  Proceeds from issuance of common       1,274,225    1,290,471
  stock
  Dividends                             (5,562,637)  (6,078,036)
  Repayment of first mortgage bonds        (70,000)           -
  Payment of debt issue costs              (15,705)           -
  Net proceeds from short-term                   -    7,500,000
  borrowings

Net cash provided by (used in)
 financing activities                   (4,374,117)   2,712,435

Net increase (decrease) in cash and     (8,261,872)   5,127,862
 cash equivalents

Cash and cash equivalents at beginning
 of period                              20,778,856    2,492,716

Cash and cash equivalents at end of    $12,516,984  $ 7,620,578
 period

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - Summary of Significant Accounting Policies

      The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
     The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in the opinion of the Company necessary to present fairly the results for the interim periods presented.



Note 2 - Retained Earnings

                                                     First Quarter
                                                        2000
 Balance at January 1, 2000                          $52,908,431
  Changes January 1 through March 31:
   Net Income                                          2,371,288
   Quarterly cash dividends on common stock:
    - $0.32 per share                                 (5,562,637)

 Total changes January 1 through March 31             (3,191,349)

 Balance at March 31, 2000                           $49,717,082


FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures (including those planned in connection with the State Line Combined Cycle Unit), earnings, competition, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; a significant delay in the expected completion of, and unexpected consequences resulting from the merger with UtiliCorp; delays in or increased costs of construction; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief and environmental regulation (such as NOx regulation); competition; including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs.


Item 2.    Management's  Discussion  and  Analysis   of   Financial
      Condition and Results of Operations


MERGER WITH UTILICORP

      The Company and UtiliCorp United Inc., a Delaware corporation ("UtiliCorp"), have entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, UtiliCorp will pay $29.50 for each share of common stock of the Company, payable in UtiliCorp common stock or cash. The Merger Agreement contains a collar provision under which the value of the merger consideration per share will decrease if UtiliCorp's common stock is below $22 per share preceding the closing and will increase if UtiliCorp's common stock is above $26 per share preceding the closing. The average trading price of UtiliCorp's common stock price will be used to determine the merger consideration and will be calculated based on the closing prices on the NYSE during the 20 trading days ending on the third trading day prior to the closing date of the Merger. If the average trading price  is  below  $22, UtiliCorp will pay 1.342 times  the  average trading price for each share of Company common stock and if the average trading price is above $26, UtiliCorp will pay 1.135 times the average trading price for each share of Company common stock. For example, if the Merger had closed on May 5, 2000, the average trading price for UtiliCorp's common stock would have been $18.9219 per share, resulting in the payment of $25.3114 for each share of the Company's common stock. Stockholders of the Company may elect to take cash or stock, but total cash paid to stockholders will be limited to no more than 50% of the total Merger consideration, and the number of shares of UtiliCorp common stock that may be issued in the Merger is limited to 19.9% of the number of then outstanding shares of common stock of UtiliCorp. UtiliCorp also will become liable for all of the Company's existing debt, including its first mortgage bonds and senior unsecured notes.
      The Merger, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close after all of the conditions to the consummation of the Merger are met or waived. The Merger is conditioned, among other things, upon approvals of federal regulatory agencies and approvals of state regulatory authorities in states where the combined company will operate. At a special meeting of stockholders held on September 3, 1999, the Merger was approved with 76.3% of the Company's outstanding shares voting in favor of the proposal. UtiliCorp is not required to obtain its stockholders' approval of the Merger.
      The Company and UtiliCorp filed joint applications with the FERC on November 23, 1999 and the Missouri Commission on December 14, 1999 requesting approval of the merger. Applications to merge were filed with the Arkansas Public Service Commission on January 28, 2000 and with the Kansas Corporation Commission and Oklahoma Corporation Commission on January 31, 2000. Each state application sets forth a proposed Regulatory Plan (the "Plan") which would result in a five-year rate moratorium following the conclusion of rate cases the Company plans to file beginning in the second half of 2000. These rate cases are designed to recover the costs associated with the Company's State Line Project anticipated to be operational by June 2001. The Plan also calls for UtiliCorp to keep any savings generated by the Merger to offset the acquisition premium. UtiliCorp may file state rate cases at the end of the five-year rate moratorium allowing UtiliCorp to include one half of any unamortized acquisition premium in rate base, thus allowing the acquisition premium to be recovered in rates. The Missouri Commission has scheduled hearing dates for the Merger proposal for September 11-15, 2000. Hearing dates for the Merger proposal have also been set for October 9-10, 2000 by the Oklahoma Corporation
Commission and for October 24-26, 2000 by the Kansas Corporation Commission. The Arkansas Public Service Commission is considering a September 19 hearing date.
      UtiliCorp is a multinational energy and energy services company headquartered in Kansas City, Missouri. It has regulated utility operations in eight states and energy operations in New Zealand, Australia, the United Kingdom and Canada. It also owns non-utility subsidiaries involved in energy trading; natural gas gathering, processing and transportation; energy efficiency services and various other energy-related businesses. For more information on the Merger, see the Company's proxy statement for its special meeting of stockholders held on September 3, 1999, which is dated August 2, 1999.


RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2000, compared to the same periods ended March 31, 1999.

Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the first quarter of 2000, approximately 44% were from residential customers, 28% from commercial customers, 17% from industrial customers, 5% from wholesale on-system customers and 2% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                          Kwh Sales             Revenue
                                Twelve               Twelve
                       First    Months      First    Months
                      Quarter    Ended     Quarter    Ended
     Residential      (4.2)%     (5.3)%     (2.9)%    (3.9)%
     Commercial       (1.9)      (0.8)      (1.0)      1.1
     Industrial        0.7        1.5        0.2       1.8
     Wholesale On-     2.9          -        4.5      (0.8)
     System
       Total On-      (2.2)      (1.9)      (1.6)     (1.0)
     System

      Residential and commercial Kwh sales and revenues were down during the first quarter of 2000 compared to the first quarter of 1999 primarily due to unusually mild temperatures. Total heating degree days (the number of degrees that the average temperature for that period was below 65 F) for the first quarter of 2000 were 8.5% less than the same period last year and 16.5% less than the 20-year average.
      Industrial Kwh sales and revenues, which are not particularly weather sensitive, were up during the first quarter of 2000 when compared to the same period last year due to continuing increases in business activity throughout the Company's service territory.
      On-system wholesale Kwh sales and revenues increased during the first quarter of 2000 reflecting the continuing increases in business activity described above.
      For the twelve months ended March 31, 2000, Kwh sales to and revenue from the Company's residential customers decreased, reflecting the mild temperatures experienced during the first quarter of 2000 as well as those experienced during May, June and September of 1999. Kwh sales to commercial customers decreased slightly while revenues from those customers increased. Industrial sales and revenues continued to grow due to strong business activity in the Company's service territory. On-system wholesale Kwh sales for the twelve months ended March 31, 2000 were virtually the same as during the same period in 1999 while the corresponding revenues decreased slightly.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During the first quarter of 2000, revenues from such off-system transactions were approximately $1.6 million, the same as the first quarter of 1999. For the twelve months ended March 31, 2000, revenues from such off-system transactions were approximately $9.6 million as compared to $8.6 million for the twelve months ended March 31, 1999. The increase in revenues during the twelve months ended March 31, 2000 was primarily the result of an increase in firm capacity charges as well as an increase in sales resulting from the ability to sell power at market-based rates. Pursuant to orders issued by the FERC and subsequent tariffs filed by the Company and the Southwest Power Pool ("SPP"), these off-system sales have been opened up to competition. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition" for more information on these open-access tariffs.
     The Company is a member of the SPP, a regional division of the North American Electric Reliability Council, which requires its members to maintain a 12% capacity reserve margin and provides for contingency reserve sharing, regional near real-time security assessment 24 hours per day and many other functions. The Company is participating with other utility members in the restructuring of SPP to make it a regional transmission organization ("RTO").

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition". The Company is also a member of the Western Systems Power Pool ("WSPP"), a marketing pool that provides agreements that facilitate the purchase and sale of wholesale power among members. Most of the United States electric utilities are now parties to this agreement.

Operating Revenue Deductions

      During the first quarter of 2000, total operating expenses increased approximately $3.4 million (12.2%) compared with the same period last year. Purchased power costs increased approximately $2.8 million (25.5%) during the period, primarily due to increased purchases of replacement energy due to scheduled plant outages on the coal-fired units at the Asbury and Iatan plants, as well as increased costs for this energy. The Asbury Plant began this year's spring outage on March 18, two weeks earlier than last year's outage, and returned to service at the end of April.
      Total fuel costs increased approximately $0.6 million (6.5%) during the first quarter of 2000 primarily reflecting increased generation from the State Line Power Plant and Energy Center combustion turbines. These gas-fired units were utilized during the spring outages discussed above whenever the cost of purchased power exceeded the cost of running the combustion turbines.
     Other operating expenses increased slightly during the period. Maintenance and repair expense decreased approximately $0.7 million (17.0%) during the quarter, primarily due to decreased distribution expense in the first quarter of 2000 as compared to the same period last year when the Company incurred approximately $1.0 million in storm damages resulting from a New Year's Day ice storm.
     Depreciation and amortization expenses increased approximately $0.4 million (6.3%) during the quarter due to increased levels of plant and equipment placed in service. Total income taxes decreased $2.0 million (68.7%) during the first quarter of 2000 due primarily to lower taxable income during the current period. Other taxes increased slightly during the quarter.
     During the twelve months ended March 31, 2000, total operating expenses increased approximately $9.3 million (7.6%) compared to the year ago period. Merger related expenses, which are not tax deductible, contributed $5.8 million to this increase. A significant portion of the merger related expenses includes payments to the Company's financial advisors for the first and second portions of the agreed upon transaction fee for their financial services in connection with the merger. This agreement calls for payment of 25% of the transaction fee upon execution of the merger agreement, 25% upon stockholder approval of the merger and the remaining 50% upon the consummation of the merger, payable upon closing. Including the final payment to be made under this agreement, remaining merger costs are expected to total approximately $11 million.
      Total purchased power costs increased approximately $3.4 million (7.7%) during the twelve months ended March 31, 2000 as compared to the year ago period, primarily resulting from increased purchases of replacement energy due to the timing differences of the Asbury Plant outage and the increased cost of purchased power discussed above. Total fuel costs were up approximately $0.9 million (2.0%) during the twelve months ended March 31, 2000 due primarily to the increased usage of the Company's higher-cost gas-fired combustion turbines during the Asbury Plant outages in the first quarter of 2000 and the second quarter of 1999.
      Other operating expenses decreased approximately $0.8 million (2.5%) during the twelve months ended March 31, 2000, compared to the same period last year due primarily to increased pension income. Maintenance and repair expenses decreased approximately $1.7 million (9.5%) during the twelve months ended March 31, 2000, compared to the prior period. This decrease was primarily due to decreased maintenance costs on the gas-fired combustion turbines at the Energy Center and the State Line Power Plant as well as decreased transmission and distribution costs. Depreciation and amortization expense increased approximately $1.5 million (6.1%) due to increased levels of plant and equipment placed in service. Total provision for income taxes decreased $3.3 million (19.4%) reflecting lower taxable income during the current period. Other taxes increased $1.1 million (8.9%) due primarily to increased property taxes and city taxes.

Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") increased during each of the periods presented compared to prior year levels, reflecting higher levels of construction work in progress related to the construction at the State Line Power Plant.
      Other-net deductions decreased slightly for the first quarter of 2000 as compared to the first quarter of 1999 and decreased $0.1 million (13.8%) for the twelve months ended March 31, 2000, reflecting increasing profit margins for the Company's non-regulated fiber optics leasing venture. Interest income increased for both periods, reflecting the higher balances of cash available for investment.
      Interest charges on long-term debt increased $2.0 million (42.7%) during the first quarter of 2000 and $3.0 million (16.5%) for the twelve months ended March 31, 2000 when compared to the same periods last year due to the issuance of $100 million of the Company's unsecured Senior Notes in November 1999. The proceeds from the Senior Notes were added to the Company's general funds and were used to repay short-term indebtedness, including approximately $33.1 million in commercial paper incurred in connection with the Company's preferred stock redemption on August 2, 1999, as well as that incurred in connection with the Company's construction program. As a result, there was no commercial paper interest during the first quarter of 2000 as compared to $0.2 million for the first quarter of 1999. Commercial paper interest increased $1.0 million (217.9%) for the twelve months ended March 31, 2000 as compared to the prior year period due to the increased usage of short-term debt for financing the Company's ongoing construction program and preferred stock redemption prior to the issuance of the unsecured Senior Notes in November 1999.

Earnings

      For the first quarter of 2000, earnings per share of common stock were $0.14 compared to $0.27 during the first quarter of 1999. Earnings per share were down primarily due to decreased sales to residential and commercial classes of customers as well as the increase in purchased power costs and increased use of higher cost gas turbines resulting from spring outages at the Company's coal-fired plants.
     Earnings per share for the twelve months ended March 31, 2000, were $0.99 compared to $1.64 for the twelve months ended a year earlier primarily due to the $5.8 million in merger costs incurred during 1999, as well as the $1.3 million in excess consideration paid on redemption of the Company's preferred stock, as well as the decreased sales and increased costs discussed above. Earnings for the current twelve month period were also negatively impacted by increased interest expense. Excluding the $5.8 million in merger costs, earnings per share would have been $1.33.

Environmental Matters

      In September 1998, the EPA issued its final regulation for a State Implementation Plan ("SIP") call for nitrogen oxide ("NOx") requiring the District of Columbia and 22 Midwestern and Eastern states to reduce NOx emissions up to 85% below the levels established by the 1990 Amendments. The State of Missouri was included in the final regulation but Kansas, Arkansas and Oklahoma were not. The Asbury, State Line, Energy Center and Iatan Power Plants were affected by this SIP call. If unchanged, this SIP call would have required installation of additional NOx control equipment at the Asbury and Iatan Power Plants by May 1, 2003. In 1999, the Company joined litigation in the Washington D.C. Circuit Court against the EPA NOx SIP call. One suit was filed by the Midwest Ozone Group and another by an alliance of western Missouri utilities. Oral arguments were heard on November 9, 1999 and a ruling was issued in March 2000. The Circuit Court vacated and remanded the SIP call with respect to Wisconsin, Missouri and Georgia, finding that the EPA failed to explain how Wisconsin contributes to nonattainment in any other state and that the record does not support creating NOx budgets based on the entire emissions of Missouri and Georgia. The Company may still need to eventually install additional NOx control equipment, but the Company cannot estimate the cost or timing thereof.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $26.7 million during the first quarter of 2000, compared to $13.2 million for the same period in 1999. Approximately $7.3 million of these expenditures during the first quarter of 2000 was related to additions to the Company's distribution and transmission systems to meet projected increases in customer demand and approximately $3.7 million of the first quarter's construction expenditures was related to ongoing capital projects with the Company's gas-fired combustion turbines at the State Line Power Plant. An additional
$12.2 million was related to the expansion project at the State Line Power Plant described below. During the first quarter of 2000, approximately 63% of construction expenditures were satisfied internally from operations.
     On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into agreements for the construction, ownership and operation of a 500-megawatt combined-cycle unit at the State Line Power Plant (the "State Line Combined Cycle Unit"). This State Line Combined Cycle Unit will consist of an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment with an already existing combustion turbine. Work has begun and the State Line Combined Cycle Unit is projected to be operational by June 2001. The Company will own an undivided 60% interest in the State Line Combined Cycle Unit with WGI owning the remainder. The Company is entitled to 60% of the capacity of the State Line Combined Cycle Unit. The Company will contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the State Line Combined Cycle Unit, and as a result, upon commercial operation, the State Line Combined Cycle Unit will provide the Company with approximately 150 megawatts of additional capacity. The total cost of this construction expansion project is estimated to be $195 million. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property  at  book  value,  is expected to  be  approximately  $103 million.
     WGI is responsible for 40% of expenditures made by the Company in connection with the construction and operation of the State Line Combined Cycle Unit. In addition, WGI will continue to make monthly prepayments to the Company for the future transfer of its 40% joint ownership interest in the existing State Line Unit No. 2, as well as an interest in certain underlying and surrounding land and other property and equipment now owned by the Company. These prepayments are reflected in State Line advance payments on the balance sheet.
      The Company's construction expenditures are expected to total approximately $105.7 million in 2000, including approximately $57.8 million for new generating facilities at the State Line Project and

$21.4 million for additions to the Company's distribution system to meet projected increases in customer demand.
          The Company currently estimates that internally generated funds will provide at least 50% of the funds required for the remainder of its 2000 construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Dividend Reinvestment Plan and Employee Stock Purchase Plan and from internally-generated funds. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements and has a $50 million line of credit. The Company financed its preferred stock redemption on August 2, 1999 with approximately $33.1 million in commercial paper. After redeeming all of its preferred stock, the Company is no longer restricted by its Articles as to the amount of unsecured indebtedness that it may have outstanding at any one time.
     As a result of the implementation of and transition to the Company's new Centurion customer information system, the Company initially experienced some delays in customer billing and cash collection.
     The Company filed a shelf registration statement with the SEC, which became effective on September 30, 1999, registering up to an aggregate of $150 million of its common stock, first mortgage bonds and unsecured debt securities. On November 19, 1999, the Company issued $100 million aggregate principal amount of its unsecured Senior Notes, the net proceeds of which were added to the Company's general funds and were used to repay short-term indebtedness, including indebtedness incurred in connection with the Company's preferred stock redemption and in connection with the Company's construction program.
     Following announcement of the Merger, the ratings for the Company's first mortgage bonds (other than the 5.20% Pollution Control Series due 2013 and the 5.30% Pollution Control Series due
2013) were placed on credit watch with downward implication by each of Moody's Investors Service, Standard & Poor's and Duff & Phelps Credit Rating Company.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      There has been no material change in these risks from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)   The  annual meeting of Common Stockholders was held on  April
27, 2000.

(b) The following persons were re-elected Directors of the Company to serve until the 2003 Annual Meeting of Stockholders:

          R. D. Hammons (13,771,388 votes for; 309,897 withheld authority).
          J. R. Herschend (13,771,923 votes for; 309,362 withheld authority).
          M. W. McKinney (13,797,203 votes for; 284,082 withheld authority).
          M. M. Posner (13,787,977 votes for; 293,308 withheld authority).

     The  term  of  office  as  Director  of  the  following  other
     Directors continued after the meeting: V. E. Brill, R. C. Hartley, F. E. Jefferies,. M. F. Chubb, R. L. Lamb, and R. E. Mayes.



Item 5.  Other Information.

      At March 31, 2000, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 2.28x and 2.15x, respectively. See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibits.

     (3)(ii) By-laws of the Company (as amended April 27, 2000)

     (4) Rights Agreement dated as of April 27, 2000 between the Empire District Electric Company and ChaseMellon
        Shareholder Services, L.L.C., as Rights Agent

     (12) Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred
        Stock Dividend Requirements.

     (27) Financial Data Schedule for March 31, 2000

(a) No reports on Form 8-K were filed during the first quarter of 2000.

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

May 15, 2000

                                                       EXHIBIT (12)



      COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND
  EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND
                           REQUIREMENTS


                                                     Twelve
                                                  Months Ended
                                                    March 31,
                                                      2000
Income before provision for income taxes and      $  59,586,453
fixed charges (Note A)

Fixed charges:
Interest on first mortgage bonds                  $  20,451,137
Amortization of debt discount and expense less          843,046
premium
Interest on short-term debt                           1,472,711
Interest on notes payable                             2,903,520
Other interest                                          380,089
Rental expense representative of an interest            121,083
factor (Note B)

Total fixed charges                                  26,171,586

Preferred stock dividend requirements:
Preferred stock dividend requirements not               922,994
deductible for tax purposes
Ratio of income before provision for incomes              1.731
taxes to net income

Nondeductible dividend requirements                   1,597,703
Deductible dividends                                          0

Total preferred stock dividend requirements           1,597,703

Total combined fixed charges and preferred stock  $  27,769,289 dividend requirements

Ratio of earnings to fixed charges                        2.28x

Ratio of earnings to combined fixed charges and
preferred stock
dividend requirements                                     2.15x

NOTE A: For the purpose of determining earnings in the calculation of the ratio, net income has been increased by the provision for income taxes, non-operating income taxes and by the sum of fixed charges as shown above.

NOTE B: One-third of rental expense (which approximates the interest factor).