Form 10-Q
period 2000-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2000-08-14
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



 Common stock outstanding as of August 1, 2000: 17,548,955 shares.

               THE EMPIRE DISTRICT ELECTRIC COMPANY

                               INDEX

                                                        Page Number

Part I -  Financial Information:

Item 1.     Financial Statements:

            a.  Statement of Income                              3

            b.  Balance Sheet                                    6

            c.  Statement of Cash Flows                          7

            d.  Notes to Financial Statements                    8

            Forward Looking Statements                           9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  9

            Merger With UtiliCorp                                9

            Results of Operations                               11

            Liquidity and Capital Resources                     15

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                         16

Part II -   Other Information:                                  16


Item 1.     Legal Proceedings - (none)

Item 2.     Changes in Securities and Use of Proceeds           16

Item 3.     Defaults Upon Senior Securities - (none)

Item 4.     Submission of Matters to a Vote of Security Holders 17

Item 5.     Other Information                                   17

Item 6.     Exhibits and Reports on Form 8-K                    17

Signatures                                                      18

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)
                                               Three Months Ended
                                                    June 30,
                                               2000          1999
Operating revenues:
 Electric                                $  57,153,064  $  53,044,738
 Water                                         274,630        264,446
                                            57,427,694     53,309,184
Operating revenue deductions:
 Operating expenses:
  Fuel                                       8,995,176     10,378,173
  Purchased power                           15,074,874     11,619,380
  Other                                      7,571,237      7,716,698
  Merger Related Expenses                       99,050      3,061,654
 Total operating expenses                   31,740,337     32,775,905

 Maintenance and repairs                     4,554,897      4,212,373
 Depreciation and amortization               6,906,991      6,535,755
 Provision for income taxes                  1,698,320      1,848,270
 Other taxes                                 3,213,035      2,915,118
                                            48,113,580     48,287,421

Operating income                             9,314,114      5,021,763
Other income and deductions:
  Allowance for equity funds used              472,125         26,324
  during construction
  Interest income                              114,544         53,711
  Other - net                                 (145,303)       (14,921)
                                               441,366         65,114
Income before interest charges               9,755,480      5,086,877
Interest charges:
  Long-term debt                             6,589,988      4,618,614
  Commercial paper                             100,455        298,767
  Allowance for borrowed funds used           (651,325)      (240,388)
  during construction
  Other                                        132,908        107,398
                                             6,172,026      4,784,391
Net income                                   3,583,454        302,486
Preferred stock dividend requirements                -        597,333
Net income applicable to common stock    $   3,583,454  $    (294,847)

Weighted average number of common           17,470,290     17,203,177
shares outstanding

Basic and diluted earnings per
weighted average share of common stock       $  0.21        $  (0.02)

Dividends per share of common stock          $  0.32        $   0.32


See accompanying Notes to Financial Statements.


STATEMENTS OF INCOME (UNAUDITED)
                                                    Six Months Ended
                                                         June 30,

                                                   2000             1999
Operating revenues:
 Electric                                     $ 110,953,601    $ 107,536,391
 Water                                              504,484          514,906
                                                111,458,085      108,051,297

Operating revenue deductions:
 Operating expenses:
  Fuel                                           18,826,764       19,610,383
  Purchased power                                28,889,140       22,627,475
  Other                                          15,671,174       15,804,114
  Merger Related Expenses                           121,865        3,061,654
 Total operating expenses                        63,508,943       61,103,626

 Maintenance and repairs                          7,785,200        8,105,290
 Depreciation and amortization                   13,731,597       12,954,574
 Provision for income taxes                       2,589,014        4,785,840
 Other taxes                                      6,466,782        6,076,377
                                                 94,081,536       93,025,707

Operating income                                 17,376,549       15,025,590
Other income and deductions:
 Allowance for equity funds used                    832,706           56,845
during construction
 Interest income                                    362,611           94,670
 Other - net                                       (253,244)        (114,417)
                                                    942,073           37,098
Income before interest charges                   18,318,622       15,062,688
Interest charges:
 Long-term debt                                  13,180,237        9,237,228
 Commercial paper                                   100,455          499,133
 Allowance for borrowed funds used               (1,148,762)        (403,894)
during construction
 Other                                              231,950          189,982
                                                 12,363,880        9,522,449
Net income                                        5,954,742        5,540,239
Preferred stock dividend requirements                     -        1,196,513
Net income applicable to common stock            $5,954,742    $   4,343,726

Weighted average number of common                17,431,072       17,166,527
shares outstanding

Basic and diluted earnings per
weighted average share of common stock            $ 0.34           $ 0.25

Dividends per share of common stock               $ 0.64           $ 0.64


See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)
                                               Twelve Months Ended
                                                     June 30,
                                                2000           1999
Operating revenues:
 Electric                                  $ 244,482,412   $ 239,179,673
 Water                                         1,085,916       1,072,525
                                             245,568,328     240,252,198
Operating revenue deductions:
 Operating expenses:
  Fuel                                        44,467,809      45,192,399
  Purchased power                             50,958,456      44,675,911
  Other                                       31,700,192      32,710,749
  Merger Related Expenses                      2,832,503       3,061,654
 Total operating expenses                    129,958,960     125,640,713

 Maintenance and repairs                      16,025,178      17,988,969
 Depreciation and amortization                27,143,717      25,548,678
 Provision for income taxes                   13,665,603      15,377,950
 Other taxes                                  13,848,188      12,390,354
                                             200,641,646     196,946,664

Operating income                              44,926,682      43,305,534
Other income and deductions:
 Allowance for equity funds used                 832,705          65,783
 during construction
 Interest income                                 771,297         307,087
 Other - net                                    (800,945)       (606,022)
                                                 803,057        (233,152)
Income before interest charges                45,729,739      43,072,382
Interest charges:
 Long-term debt                               23,345,743      18,474,205
 Commercial paper                              1,274,399         571,754
 Allowance for borrowed funds used            (1,880,643)       (641,888)
 during construction
 Other                                           405,599         356,348
                                              23,145,098      18,760,419
Net income                                    22,584,641      24,311,963
Preferred stock dividend requirements            206,512       2,400,126
Redemption of preferred stock                  1,304,504               -
Net income applicable to common stock      $  21,073,625   $  21,911,837

Weighted average number of common             17,369,160      17,097,516
shares outstanding

Basic and diluted earnings per
weighted average share of
common stock                                    $ 1.21          $ 1.28

Dividends per share of common stock             $ 1.28          $ 1.28


See accompanying Notes to Financial Statements.

BALANCE SHEET
                                                   June 30,
                                                    2000       December 31,
                                                 (Unaudited)       1999
ASSETS
 Utility plant, at original cost:
  Electric                                      $ 891,357,116  $ 871,263,673
  Water                                             7,251,821      7,023,246
  Construction work in progress                    78,357,021     41,712,243
                                                  976,965,958    919,999,162
  Accumulated depreciation                        316,900,995    303,951,518
                                                  660,064,963    616,047,644
 Current assets:
  Cash and cash equivalents                         4,590,301     20,778,856
  Accounts receivable - trade, net                 18,530,202     17,377,963
  Accrued unbilled revenues                         8,072,655      6,660,318
  Accounts receivable - other                       3,797,005      6,726,734
  Fuel, materials and supplies                     16,031,846     15,978,790
  Prepaid expenses                                    858,345      1,129,021
                                                   51,880,354     68,651,682
 Deferred charges:
  Regulatory assets                                36,552,350     37,075,852
  Unamortized debt issuance costs                   3,980,619      4,175,240
  Other                                             9,577,249      5,458,466
                                                   50,110,218     46,709,558
   Total Assets                                 $ 762,055,535  $ 731,408,884

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
 17,540,446 and 17,369,855 shares
 issued and outstanding,
 respectively                                   $  17,540,446  $  17,369,855
 Capital in excess of par value                   166,631,319    163,909,732
 Retained earnings (Note 2)                        47,701,266     52,908,431
   Total common stockholders' equity              231,873,031    234,188,018
 Long-term debt                                   345,768,967    345,850,169
                                                  577,641,998    580,038,187
 Current liabilities:
  Accounts payable and accrued                     24,744,717     25,232,221
  liabilities
  Commercial paper                                 21,500,000              -
  Customer deposits                                 3,608,343      3,686,691
  Interest accrued                                  5,259,325      5,026,356
  Taxes accrued, including income                   5,197,615              -
  taxes
                                                   60,310,000     33,945,268
 Noncurrent liabilities and deferred
 credits:
  Regulatory liability                             14,739,556     15,295,992
  Deferred income taxes                            80,449,016     78,913,545
  Unamortized investment tax credits                7,687,599      7,811,000
  Postretirement benefits other than                5,959,627      4,592,721
  pensions
  State Line advance payments                      12,231,585      7,895,241
  Other                                             3,036,154      2,916,930
                                                  124,103,537    117,425,429
   Total Capitalization and                     $ 762,055,535  $ 731,408,884
   Liabilities


See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                                    Six Months Ended
                                                         June 30,
                                                  2000            1999
Operating activities:
 Net income                                 $   5,954,742   $   5,540,239
 Adjustments to reconcile net income
 to cash flows:
  Depreciation and amortization                15,519,686      14,578,472
  Pension income                               (3,488,502)     (1,331,442)
  Deferred income taxes, net                      568,389         738,972
  Investment tax credit, net                     (123,401)       (185,740)
  Allowance for equity funds used                (832,706)        (56,845)
  during construction
  Issuance of common stock for 401(k)             390,090         374,475
  plan
  Issuance of common stock units for               84,000          84,000
  director retirement plan
  Cash flows impacted by changes in:
   Accounts receivable and accrued                365,153      (2,806,680)
   unbilled revenues
   Fuel, materials and supplies                   (53,056)       (844,829)
   Prepaid expenses and deferred                 (217,148)     (3,760,699)
   charges
   Accounts payable and accrued                  (487,504)        965,054
   liabilities
   Customer deposits, interest and              5,541,400       3,495,055
   taxes accrued
   Other liabilities and other                  1,486,130       1,315,873
   deferred credits

Net cash provided by operating                 24,707,273      18,105,905
 activities

Investing activities:
  Construction expenditures                   (58,684,254)    (29,523,758)
  Allowance for equity funds used                 832,706          56,845
  during construction

Net cash used in investing activities         (57,851,548)    (29,466,913)

Financing activities:
  Proceeds from issuance of common              2,418,088       2,432,030
  stock
  Dividends                                   (11,161,907)    (12,187,116)
  Repayment of first mortgage bonds              (121,000)              -
  Payment of debt issue costs                     (15,805)              -
  Net issuances (repayments) from              21,500,000      19,500,000
  short-term borrowings
  State Line advance payments                   4,336,344       2,631,747

Net cash provided by financing                 16,955,720      12,376,661
 activities
Net (decrease) increase in cash and           (16,188,555)      1,015,653
 cash equivalents

Cash and cash equivalents at beginning         20,778,856       2,492,716
 of period

Cash and cash equivalents at end of         $   4,590,301   $   3,508,369
 period

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies

      The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
     The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in the opinion of the Company necessary to present fairly the results for the interim periods presented. Certain reclassifications have been made to prior year information to conform with current year presentation.

Note 2 - Retained Earnings

 Balance at January 1, 2000                       $ 52,908,431
  Changes January 1 through March 31:
   Net Income                                        2,371,288
   Quarterly cash dividends on common stock:
    - $0.32 per share                               (5,562,637)

 Total changes January 1 through March 31           (3,191,349)


 Balance April 1, 2000                              49,717,082
  Changes April 1 through June 30:
   Net Income                                        3,583,454
   Quarterly cash dividends on common stock:
    - $0.32 per share                               (5,599,270)

 Total changes April 1 through June 30              (2,015,816)

 Balance June 30, 2000                            $ 47,701,266

FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures (including those planned in connection with the State Line Combined Cycle Unit), earnings, competition, litigation, environmental compliance, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel; a significant delay in the expected completion of, and unexpected consequences resulting from the merger with UtiliCorp; delays in or increased costs of construction; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief and environmental regulation (such as NOx regulation); competition; including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs.


Item 2.    Management's  Discussion  and  Analysis   of   Financial
      Condition and Results of Operations


MERGER WITH UTILICORP

      The Company and UtiliCorp United Inc., a Delaware corporation ("UtiliCorp"), have entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, UtiliCorp will pay $29.50 for each share of common stock of the Company, payable in UtiliCorp common stock or cash. The Merger Agreement contains a collar provision under which the value of the merger consideration per share will decrease if UtiliCorp's common stock is below $22 per share preceding the closing and will increase if UtiliCorp's common stock is above $26 per share preceding the closing. The average trading price of UtiliCorp's common stock price will be used to determine the merger consideration and will be calculated based on the closing prices on the NYSE during the 20 trading days ending on the third trading day prior to the closing date of the Merger. If the average trading price  is  below  $22, UtiliCorp will pay 1.342 times  the  average trading price for each share of Company common stock and if the average trading price is above $26, UtiliCorp will pay 1.135 times the average trading price for each share of Company common stock. For example, if the Merger had closed on August 4, 2000, the average trading price for UtiliCorp's common stock would have been $21.2695 per share, resulting in the payment of $28.4963 for each share of the Company's common stock. Stockholders of the Company may elect to take cash or stock, but total cash paid to stockholders will be limited to no more than 50% of the total Merger consideration, and the number of shares of UtiliCorp common stock that may be issued in the Merger is limited to 19.9% of the number of then outstanding shares of common stock of UtiliCorp. UtiliCorp also will become liable for all of the Company's existing debt, including its first mortgage bonds and senior unsecured notes.
      The Merger, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close after all of the conditions to the consummation of the Merger are met or waived. The Merger is conditioned, among other things, upon approvals of federal regulatory agencies and approvals of state regulatory authorities in states where the combined company will operate. At a special meeting of stockholders held on September 3, 1999, the Merger was approved with 76.3% of the Company's outstanding shares voting in favor of the proposal. UtiliCorp is not required to obtain its stockholders' approval of the Merger. On July 26, 2000, the FERC granted conditional approval to the
Merger. The FERC coupled the hearing for the Merger with its hearing for UtiliCorp's proposed merger with St. Joseph Light & Power, and the approval pertains to both deals. The companies are required to submit a revised competitive analysis six months before the physical integration of the three systems.
      The Company and UtiliCorp filed joint applications with the Missouri Commission on December 14, 1999 requesting approval of the Merger. Applications to merge were filed with the Arkansas Public
Service Commission on January 28, 2000 and with the Kansas Corporation Commission and Oklahoma Corporation Commission on January 31, 2000. Each state application sets forth a proposed Regulatory Plan (the "Plan") which would result in a five-year rate moratorium following the conclusion of rate cases the Company plans to file beginning in the fourth quarter of 2000. These rate cases are designed to recover the costs associated with the Company's State Line Project anticipated to be operational by June 2001. The Plan also calls for UtiliCorp to keep any savings generated by the Merger during the moratorium to offset the acquisition premium. UtiliCorp may file state rate cases at the end of the five-year rate moratorium allowing UtiliCorp to include one half of any unamortized acquisition premium in rate base, thus allowing the acquisition premium to be recovered in rates.
     On June 21, 2000, the Staff of the Missouri Public Service Commission and the Office of the Public Counsel recommended that the Commission reject the Company's application seeking approval of the proposed merger of Empire and UtiliCorp United Inc. arguing that the merger would be detrimental to the public interest due to the proposal by the Applicants to allow for the recovery of the acquisition premium associated with the merger in rates charged to ratepayers. The Missouri Commission has scheduled hearing dates for the Merger proposal for September 11-15, 2000. Hearing dates for the Merger proposal have also been set for October 9-10, 2000 by the Oklahoma Corporation Commission, for October 24-26, 2000 by the Kansas Corporation Commission and for September 19 by the Arkansas Public Service Commission.
      UtiliCorp is a multinational energy and energy services company headquartered in Kansas City, Missouri. It has regulated utility operations in eight states and energy operations in New Zealand, Australia, the United Kingdom and Canada. It also owns non-utility subsidiaries involved in energy trading; natural gas gathering, processing and transportation; energy efficiency services and various other energy-related businesses. For more information on the Merger, see the Company's proxy statement for its special meeting of stockholders held on September 3, 1999, which is dated August 2, 1999.
     The Company's Board of Directors voted July 27, 2000 to terminate the Company's Dividend Reinvestment and Stock Purchase Plan effective October 1, 2000 as contemplated by the Merger Agreement. Dividends will be reinvested for the September 15, 2000 payment date and participants will be eligible to make optional cash purchases of shares from August 15, 2000 to September 15, 2000. When the plan is terminated on October 1, 2000, participants will be issued certificates for the appropriate number of whole shares and checks for the value of any fractional shares.

RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 2000, compared to the same periods ended June 30, 1999.


Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the second quarter of 2000, approximately 38% were from residential customers, 30% from commercial customers, 19% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and operating revenues by major customer class were as follows:

                                                 Operating
                        Kwh Sales                 Revenues
                           Six     Twelve             Six     Twelve
                 Second   Months   Months  Second    Months   Months
                 Quarter  Ended    Ended   Quarter   Ended    Ended
 Residential     8.9%     1.1%     (1.1)%   9.8%       2.8%     0.0%
 Commercial      3.7      1.0      1.0      7.6        3.4      4.1
 Industrial      0.6      0.6      0.6      3.8        2.1      2.0
 Wholesale On-   4.1      3.5      2.0     17.2       11.1      4.4
 System
  Total On-      4.4      0.9      0.1      8.0        3.1      1.9
  System

      Residential and commercial Kwh sales and revenues were up during the second quarter of 2000 compared to the second quarter of 1999 due mainly to warmer temperatures as compared to the unusually mild temperatures during the same period of 1999.
     Industrial Kwh sales and related revenue grew at a slower rate than residential and commercial sales as a result of a permanent reduction in demand by a large industrial customer. This reduction was partially offset by continuing increases in business activity throughout the Company's service territory during the second quarter of 2000.
      On-system wholesale Kwh sales increased during the second quarter of 2000 reflecting the warmer temperatures and continuing
increases   in   business  activity  described   above.    Revenues
associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment
clause  applicable  to  such  FERC regulated  sales.   This  clause
permits the pass through to customers of changes in fuel and purchased power costs.
      For the six months ended June 30, 2000, Kwh sales to and revenue from the Company's residential and commercial customers increased, reflecting the warmer temperatures experienced during the second quarter of 2000 as compared with the same period of
1999.   Industrial Kwh sales and related revenues,  which  are  not
particularly   weather-sensitive,  increased  due   to   continuing
increases in business activity throughout the Company's service territory. On-system wholesale Kwh sales increased reflecting the warmer temperatures and continuing increases in business activity described above. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause.
      For the twelve months ended June 30, 2000, residential Kwh sales decreased slightly while related revenue remained flat. Commercial and industrial sales and revenue continued to grow due to strong business activity in the Company's service territory. On-system wholesale Kwh sales and related revenue increased during the
twelve-month   period   reflecting  the  weather   conditions   and
continuing increases in business activity discussed above.


Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During the second quarter of 2000, revenues from such off-system transactions were approximately $2.5 million, the same as the second quarter of 1999. Off-system revenues were approximately $4.1 million for both of the six-month periods ended June 30, 2000 and 1999. For the twelve months ended June 30, 2000, revenues from such off-system transactions were approximately $9.6 million as compared to $8.3 million for the twelve months ended June 30, 1999. This increase in revenues was primarily the result of an increase in firm capacity charges as well as an increase in sales resulting from the ability to sell power at market-based rates. Pursuant to orders issued by the FERC and subsequent tariffs filed by the Company and the Southwest Power Pool ("SPP"), these off-system sales have been opened up to competition. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition" for more information on these open-access tariffs.
     The Company is a member of the SPP, a regional division of the North American Electric Reliability Council, which requires its members to maintain a 12% capacity reserve margin and provides for contingency reserve sharing, regional near real-time security assessment 24 hours per day and many other functions. The Company is participating with other utility members in the restructuring of the SPP to make it a regional transmission organization ("RTO"). Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition". The Company is also a member of the Western Systems Power Pool ("WSPP"), a marketing pool that provides agreements that facilitate the purchase and sale of wholesale power among members. Most of the United States electric utilities are now parties to this agreement.

Operating Revenue Deductions

      During the second quarter of 2000, total operating expenses decreased approximately $1.0 million (3.2%) compared with the same period last year. Merger related expenses declined approximately $3.0 million during the period. A significant portion of the merger expenses during the second quarter of 1999 included an initial payment to the Company's financial advisors for their financial services in connection with the merger.
      Total fuel costs decreased approximately $1.4 million (13.3%) during the second quarter of 2000 as compared to the same period in 1999 primarily reflecting the use of replacement purchased power during plant outages in the second quarter of 1999.
      Purchased power costs increased approximately $3.5 million (29.7%) during the period, primarily due to plant outages and the high cost of replacement energy as well as the commencement of the Company's ten-year capacity contract with Western Resources.
     Other operating expenses decreased slightly during the period. Maintenance and repair expense increased approximately $0.3 million (8.1%) during the quarter, primarily due to expenses associated with outages at the Iatan Plant.

    Depreciation and amortization expenses increased approximately $0.4 million (5.7%) during the quarter due to increased levels of plant and equipment placed in service. Total income taxes decreased slightly during the second quarter of 2000 due to a decrease in taxable income resulting from less non-deductible merger costs in 2000. Other taxes increased approximately $0.3 million (10.2%) during the quarter, primarily due to increased property taxes.
      For the six months ended June 30, 2000, total operating expenses were up approximately $2.4 million (3.9%). Merger related expenses decreased $2.9 million (96.0%), while purchased power costs increased $6.3 million (27.7%). Total fuel costs decreased $0.8 million (4.0%). These differences were mainly due to the reasons discussed above. Other operating expenses decreased slightly during the period.
      Maintenance and repairs expense decreased $0.3 million (4.0%) for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to decreased levels of distribution maintenance. Total provisions for income taxes decreased $2.2 million (45.9%) due to a decrease in taxable income as a result of less non-deductible merger costs in 2000. Other taxes increased
$0.4  million (6.4%) during the period, primarily due to  increased property taxes.
      During the twelve months ended June 30, 2000, total operating expenses increased approximately $4.3 million (3.4%) compared to the year ago period. Merger related expenses decreased $0.2 million (7.5%) while total fuel costs decreased approximately $0.7 million (1.6%) during the twelve-month period, also reflecting the use of replacement purchased power. Total purchased power costs increased approximately $6.3 million (14.1%) due primarily to the reasons discussed above.
      Other operating expenses decreased approximately $1.0 million (3.1%) during the twelve months ended June 30, 2000, compared to the same period last year due primarily to lower general and administrative expenses. Approximately $0.7 million of this amount was a one-time charge during the fourth quarter of 1998 due to the initiation of the Directors Stock Unit Plan.
      Maintenance and repair expenses decreased approximately $2.0 million (10.9%) during the twelve months ended June 30, 2000, compared to the prior period because of decreased levels of distribution maintenance as well as a decrease in scheduled maintenance costs for the gas-fired combustion turbines at the
Energy Center and the State Line Power Plant. Depreciation and amortization expense increased approximately $1.6 million (6.2%) due to increased levels of plant and equipment placed in service. Total provision for income taxes decreased $1.7 million (11.1%) due to lower taxable income during the current period. Other taxes increased $1.5 million (11.8%) due primarily to increased property taxes.

Fuel Costs

      The electric utility industry is currently experiencing high prices for natural gas. If natural gas prices remain at current levels or increase, the Company may experience higher fuel and purchased power costs in the second half of 2000, particularly in the fourth quarter. Any significant increase in these expenses would have a negative impact on the Company's earnings for those periods. The actual impact will also depend on the weather and the availability of economical purchased power. The Company is pursuing various options to mitigate the impact of these higher costs.

Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") increased during each of the periods presented, reflecting the construction at the State Line Power Plant.

      Other-net deductions increased during each of the periods presented due primarily to increased nonoperating income taxes, reflecting increasing profit margins for the Company's non-regulated fiber optics leasing venture. Interest income increased for all periods presented reflecting the higher balances of cash available for investment.
      Interest charges on long-term debt increased $2.0 million (42.7%) during the second quarter of 2000, $3.9 million (42.7%) for the six months ended June 30, 2000 and $4.9 million (26.4%) for the twelve months ended period when compared to the same periods last year due to the issuance of $100 million of the Company's unsecured Senior Notes in November 1999. The proceeds from the Senior Notes were added to the Company's general funds and were used to repay short-term indebtedness, including approximately $33.1 million in commercial paper incurred in connection with the Company's preferred stock redemption on August 2, 1999, as well as that incurred in connection with the Company's construction program. As a result, commercial paper interest decreased $0.2 million (66.4%) during the second quarter of 2000 compared to the same period last year and $0.4 million (79.9%) for the six months ended June 30, 2000. Commercial paper interest increased $0.7 million (122.9%) for the twelve months ended June 30, 2000 reflecting the usage of short-term debt for financing the Company's preferred stock redemption and construction program prior to the issuance of the Company's unsecured Senior Notes in November, 1999.
      The Company redeemed its preferred stock on August 2, 1999 at a premium, which accounts for the decline in preferred stock dividend requirements and the $1.3 million of preferred stock redemption costs.

Earnings

      For the second quarter of 2000, earnings per share of common stock were $0.21 compared to $(0.02) during the second quarter of 1999. Excluding merger costs of $0.1 million in the second quarter of 2000 and $3.1 million in the second quarter of 1999, earnings per share would have been $0.21 and. $0.16, respectively. Earnings per share were up primarily due to warmer temperatures in the second quarter of 2000 as compared to the unusually mild temperatures in May and June of 1999 and to the discontinuance of the payment of preferred stock dividends in August of 1999.
      Earnings per share for the six months ended June 30, 2000, were $0.34 compared to $0.25 for the six months ended a year earlier. Excluding $0.1 million in merger costs for the first six months of 2000 and $3.1 million for the first six months of 1999, earnings per share would have been $0.35 for the six months ended June 30, 2000 and $0.43 for the six months ended June 30, 1999. Excluding merger costs, earnings per share decreased for the six months ended June 30, 2000 primarily due to increased purchased power costs and increased interest charges.
     For the twelve months ended June 30, 2000, earnings per share of common stock were $1.21 compared to $1.28 for the twelve months ended a year earlier. Excluding $2.8 million in merger costs for the twelve months ended June 2000 and $3.1 million in merger costs for the twelve months ended June 1999, but including diminished preferred stock dividends and the $1.3 million costs of the redemption of such stock, earnings per share would have been $1.38 and $1.46 respectively. Earnings for the twelve months ended June 2000 were negatively impacted by increased purchased power costs and increased interest charges.

Environmental Matters

      The Company has construction and operating permits for its State Line Power Plant and has continued to operate in compliance with those permits since May 30, 1995 for Unit No. 1 and June 18, 1997 for Unit No. 2. On July 13, 2000, the Company received a request for information from the EPA regarding the State Line Power Plant. The information request indicated that the State Line Power Plant units should have an Acid Rain Permit under Title IV of the 1990 Amendments to the Clean Air Act. In response, On August 9, 2000, the Company applied for the required Acid Rain Permit with the Missouri Department of Natural Resources. Continuous Emission Monitors may be required for each unit at the State Line Power Plant in order to comply with Title IV requirements. At this time, the Company cannot predict the impact of this information request.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $32.5 million during the second quarter of 2000, compared to $16.3 million for the same period in 1999. For the six months ended June 30, 2000, construction-related expenditures totaled $58.7 million compared to $29.5 million for the same period in 1999. Approximately $18.4 million of these expenditures during the second quarter of 2000 and $30.6 million during the first six months of 2000 were related to the expansion project at the State Line Power Plant described below. Approximately $7.0 million of these expenditures during the second quarter of 2000 and approximately $14.2 million of construction expenditures during the first six months of 2000 were related to additions to the Company's transmission and distribution systems to meet projected increases in customer demand. Approximately $3.3 million of the second quarter's construction expenditures and approximately $7.0 million during the first six months of 2000 were related to the Company's ongoing capital projects with the existing gas-fired combustion turbines at the State Line Power Plant. Approximately $1.4 million of these second quarter expenditures and $2.1 million for the first six months of 2000 were related to additions and replacements at the Asbury Power Plant. Approximately $0.3 million of the second quarter's construction expenditures and $0.5 million of the expenditures for the first six months of 2000 were related to the Company's investment in fiber optics cable and equipment. During the first six months of 2000, approximately 32% of construction expenditures were satisfied with internally generated funds.
     On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into agreements for the construction, ownership and operation of a 500-megawatt combined-cycle unit at the State Line Power Plant (the "Combined Cycle Unit"). This Combined Cycle Unit will consist of an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment with an already existing combustion turbine. The Company will own an undivided 60% interest in the Combined Cycle Unit with WGI owning the remainder. The Company is entitled to 60% of the capacity of the Combined Cycle Unit. The Company will contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the Combined Cycle Unit, and as a result, upon commercial operation, the Combined Cycle Unit will provide the Company with approximately 150 megawatts of additional capacity. The total cost of this construction expansion project is estimated to be $195 million. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property at book value, is expected to be approximately $108 million.
     Work is continuing on schedule, and the Combined Cycle Unit is projected to be operational by June 2001. Delivery of the plant's additional combustion turbine is scheduled for late August with all other major equipment components on site and ready for installation. The Company is beginning to experience a tightening labor market which may cause an increase in labor costs and may delay the in-service date of the Combined Cycle Unit. In April, the Company placed one of its contractors at the State Line Power Plant in default of its contract and awarded the work to another. The contractor has petitioned for arbitration, claiming that its contract was not terminated for fault but rather at the convenience of the Company and may therefore seek damages.
     WGI is responsible for 40% of expenditures made by the Company in connection with the construction and operation of the Combined Cycle Unit. In addition, WGI will continue to make monthly prepayments to the Company for the future transfer of its 40% joint ownership interest in the existing State Line Unit No. 2, as well as an interest in certain underlying and surrounding land and other property and equipment now owned by the Company. These prepayments are reflected in State Line advance payments on the balance sheet.
      The Company's construction expenditures are expected to total approximately $105.7 million in 2000, including approximately $57.8 million for its share of new generating facilities at the Combined Cycle Unit and $21.4 million for additions to the Company's distribution system to meet projected increases in customer demand.
     The Company currently estimates that internally generated funds will provide at least 40% of the funds required for the remainder of its 2000 construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Employee Stock Purchase Plan and from internally-generated funds. The Company's Dividend Reinvestment and Stock Purchase Plan will terminate on October 1, 2000 as discussed under "Merger with UtiliCorp" above. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements and has a $50 million line of credit.
     The Company has an effective shelf registration statement on file with the SEC under which up to an aggregate of $50 million of its common stock, first mortgage bonds and unsecured debt securities remain available for issuance. The Company also has an effective shelf registration statement on file with the SEC under which up to an aggregate of $30 million of its cumulative preferred stock, common stock, and/or first mortgage bonds remain available for issuance.
      Following announcement of the Merger, the ratings for the Company's First Mortgage Bonds (other than the 5.20% Pollution Control Series due 2013 and the 5.30% Pollution Control Series due
2013) were placed on credit watch with downward implication by each of Moody's Investors Service, Standard & Poor's and Fitch IBCA.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      There has been no material change in these risks from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

      On April 27, 2000, the Board of Directors approved a new shareholder rights plan to replace the existing shareholder rights plan which expired on July 25, 2000. At the Board of Directors meeting, the Directors declared a dividend distribution of one right for each share of the Company's Common Stock to holders of record of the Company's Common Stock at the close of business on July 26, 2000.

      The new shareholders rights plan like the plan which expired July 25, 2000, provides each of the common stockholders one Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group
("Acquiring Person")) will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. The new plan also exempts UtiliCorp (in connection with the current Agreement and Plan of Merger between UtiliCorp and the Company dated as of May 10, 1999) from being considered an Acquiring Person and activating the plan's protections.
      Reference is made to the copy of the new plan filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended March 31, 2000.


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

The term of office as Director of the following other Directors continued after the meeting: V.E. Brill, R. C. Hartley, F. E. Jefferies, M. F. Chubb, R. L. Lamb, and R. E. Mayes.


Item 5.  Other Information.

      At June 30, 2000, the Company's ratio of earnings to fixed charges, and ratio of earnings to fixed charges and preferred stock dividend requirements, were 2.46x and 2.41x, respectively. See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12) Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     (27)   Financial Data Schedule for June 30, 2000.

(b) No reports on Form 8-K were filed during the second quarter of 2000.

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

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                            Registrant




                         By  /s/  R. B. Fancher
                                  R. B. Fancher
                                  Vice President - Finance



                         By  /s/  D. L. Coit
                                  D. L. Coit
                                  Controller and Assistant Treasurer

August 14, 2000

                                                       EXHIBIT (12)


      COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND
  EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND
                           REQUIREMENTS

                                                     Twelve
                                                  Months Ended
                                                  June 30, 2000
Income before provision for income taxes and      $  61,710,478
fixed charges (Note A)

Fixed charges:
Interest on first mortgage bonds                  $  17,494,123
Amortization of debt discount and expense less          973,166
premium
Interest on short-term debt                           1,274,399
Interest on notes payable                             4,878,454
Other interest                                          405,599
Rental expense representative of an interest            103,288
factor (Note B)

Total fixed charges                                  25,129,029

Preferred stock dividend requirements:
Preferred stock dividend requirements not               326,355
deductible for tax purposes
Ratio of income before provision for incomes              1.620
taxes to net income

Nondeductible dividend requirements                     528,695
Deductible dividends                                          0

Total preferred stock dividend requirements             528,695

Total combined fixed charges and preferred stock  $  25,657,724 dividend requirements

Ratio of earnings to fixed charges                        2.46x

Ratio of earnings to combined fixed charges and
preferred stock
dividend requirements                                     2.41x

NOTE A: For the purpose of determining earnings in the calculation of the ratio, net income has been increased by the provision for income taxes, non-operating income taxes and by the sum of fixed charges as shown above.

NOTE B:  One-third of rental expense (which approximates the interest factor).