Form 10-Q
period 2000-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2000-11-13
CIK 32689

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

     (Mark One)

      X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2000 or

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



  Common  stock  outstanding as of November  1,  2000:   17,596,001
  shares.

               THE EMPIRE DISTRICT ELECTRIC COMPANY

                               INDEX

                                                      Page Number

Part I -    Financial Information:

Item 1.     Financial Statements:

            a.  Statement of Income                          3

            b.  Balance Sheet                                6

            c.  Statement of Cash Flows                      7

            d.  Notes to Financial Statements                8

Forward Looking Statements                                   9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9

            Merger With UtiliCorp                            9

            Results of Operations                           10

            Liquidity and Capital Resources                 15

Item 3.     Quantitative and Qualitative Disclosures        17
            About Market Risk

Part II -   Other Information:

Item 1.     Legal Proceedings - (none)

Item 2.     Changes in Securities and Use of Proceeds - (none)

Item 3.     Defaults Upon Senior Securities - (none)

Item 5.     Other Information                               17

Item 6.     Exhibits and Reports on Form 8-K                17

Signatures                                                  18

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (UNAUDITED)
                                             Three Months Ended
                                               September 30,
                                             2000           1999
Operating revenues:
 Electric                               $  85,925,995  $  81,147,809
 Water                                        297,129        311,958
                                           86,223,124     81,459,767
Operating revenue deductions:
 Operating expenses:
  Fuel                                     18,426,824     17,812,421
  Purchased power                          16,403,004     10,774,241
  Other                                     9,041,204      8,476,064
  Merger Related Expenses                      78,990      2,582,658
 Total operating expenses                  43,950,022     39,645,384

 Maintenance and repairs                    3,211,084      4,788,785
 Depreciation and amortization              6,982,089      6,561,016
 Provision for income taxes                 8,443,621      8,852,730
 Other taxes                                3,964,316      3,617,304
                                           66,551,132     63,465,219

Operating income                           19,671,992     17,994,548
Other income and deductions:
  Allowance for equity funds used             662,015              -
  during construction
  Interest income                             154,379         75,225
  Other - net                                  94,554        (88,719)
                                              910,948        (13,494)
Income before interest charges             20,582,940     17,981,054
Interest charges:
  Long-term debt                            6,589,021      4,618,614
  Commercial paper                            471,741        728,705
  Allowance for borrowed funds used          (913,290)      (455,823)
  during construction
  Other                                       103,185         85,953
                                            6,250,657      4,977,449
Net income                                 14,332,283     13,003,605
Preferred stock dividend requirements               -        206,511
Excess consideration paid on                        -      1,304,504
redemption of preferred stock
Net income applicable to common stock   $  14,332,283  $  11,492,590

Weighted average number of common          17,555,023     17,282,936
shares outstanding

Basic and diluted earnings per
weighted average share of common stock      $  0.82        $  0.66

Dividends per share of common stock         $  0.32        $  0.32


See accompanying Notes to Financial Statements.

STATEMENTS OF INCOME (UNAUDITED)
                                          Nine Months Ended
                                            September 30,
                                           2000            1999
Operating revenues:
 Electric                               $  196,879,596   $  188,684,200
 Water                                         801,613          826,864
                                           197,681,209      189,511,064
Operating revenue deductions:
 Operating expenses:
  Fuel                                      37,253,589       37,422,804
  Purchased power                           45,292,144       33,401,716
  Other                                     24,712,378       24,280,178
  Merger Related Expenses                      200,854        5,644,312
 Total operating expenses                  107,458,965      100,749,010

 Maintenance and repairs                    10,996,284       12,894,076
 Depreciation and amortization              20,713,685       19,515,590
 Provision for income taxes                 11,032,635       13,638,570
 Other taxes                                10,431,099        9,693,680
                                           160,632,668      156,490,926

Operating income                            37,048,541       33,020,138
Other income and deductions:
 Allowance for equity funds used             1,494,721           56,845
 during construction
 Interest income                               516,991          169,895
 Other - net                                  (158,691)        (203,136)
                                             1,853,021           23,604
Income before interest charges              38,901,562       33,043,742
Interest charges:
 Long-term debt                             19,769,258       13,855,842
 Commercial paper                              572,196        1,227,837
 Allowance for borrowed funds used          (2,062,052)        (859,718)
 during construction
 Other                                         335,135          275,936
                                            18,614,537       14,499,897
Net income                                  20,287,025       18,543,845
Preferred stock dividend requirements                -        1,403,025
Excess consideration paid on                         -        1,304,504
 redemption of preferred stock

Net income applicable to common stock   $   20,287,025   $   15,836,316

Weighted average number of common           17,472,691       17,205,757
 shares outstanding
Basic and diluted earnings per
 weighted average share of common stock    $  1.16          $  0.92

Dividends per share of common stock         $ 0.96          $  0.96


See accompanying Notes to Financial Statements.

STATEMENT OF INCOME (UNAUDITED)
                                           Twelve Months Ended
                                              September 30,
                                           2000            1999
Operating revenues:
 Electric                               $ 249,260,598   $ 242,764,243

 Water                                      1,071,087       1,087,951
                                          250,331,685     243,852,194
Operating revenue deductions:
 Operating expenses:
  Fuel                                     45,082,212      46,125,847
  Purchased power                          56,587,220      43,001,904
  Other                                    32,265,331      33,264,728
  Merger Related Expenses                     328,835       5,644,312
 Total operating expenses                 134,263,598     128,036,791

 Maintenance and repairs                   14,447,477      19,131,703
 Depreciation and amortization             27,564,790      25,837,684
 Provision for income taxes                13,256,494      16,251,880
 Other taxes                               14,195,200      12,317,720
                                          203,727,559     201,575,778

Operating income                           46,604,126      42,276,416
Other income and deductions:
 Allowance for equity funds used            1,494,721          65,783
 during construction
 Interest income                              850,451         316,999
 Other - net                                 (617,673)       (369,773)
                                            1,727,499          13,009
Income before interest charges             48,331,625      42,289,425
Interest charges:
 Long-term debt                            25,316,150      18,474,369
 Commercial paper                           1,017,436       1,252,790
 Allowance for borrowed funds used         (2,338,110)     (1,008,435)
 during construction
 Other                                        422,831         359,812
                                           24,418,307      19,078,536
Net income                                 23,913,318      23,210,889
Preferred stock dividend requirements               -       2,002,553
Excess consideration paid on                        -       1,304,504
 redemption of preferred stock
Net income applicable to common stock   $  23,913,318   $  19,903,832

Weighted average number of common          17,437,554      17,170,531
 shares outstanding
Basic and diluted earnings per
 weighted average share of
 common stock                              $  1.37         $  1.16

Dividends per share of common stock        $  1.28         $  1.28


See accompanying Notes to Financial Statements.

BALANCE SHEET
                                        September 30,
                                          2000             December 31,
                                        (Unaudited)           1999
ASSETS
 Utility plant, at original cost:
  Electric                             $  898,726,454    $  871,263,673
  Water                                     7,455,990         7,023,246
  Construction work in progress           104,840,716        41,712,243
                                        1,011,023,160       919,999,162
  Accumulated depreciation                322,638,592       303,951,518
                                          688,384,568       616,047,644
 Current assets:
  Cash and cash equivalents                 6,007,538        20,778,856
  Accounts receivable - trade, net         27,254,672        17,377,963
  Accrued unbilled revenues                 8,408,399         6,660,318
  Accounts receivable - other               4,628,355         6,726,734
  Fuel, materials and supplies             14,048,028        15,978,790
  Prepaid expenses                          1,057,868         1,129,021
                                           61,404,860        68,651,682
 Deferred charges:
  Regulatory assets                        36,253,567        37,075,852
  Unamortized debt issuance costs           3,875,123         4,175,240
  Other                                    11,281,185         5,458,466
                                           51,409,875        46,709,558
   Total Assets                        $  801,199,303    $  731,408,884

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value,
  17,587,875 and 17,369,855
  shares issued and outstanding,
  respectively                         $   17,587,875    $   17,369,855
 Capital in excess of par value           168,015,787       163,909,732
 Retained earnings (Note 2)                56,417,883        52,908,431
   Total common stockholders' equity      242,021,545       234,188,018
 Long-term debt                           345,653,867       345,850,169
                                          587,675,412       580,038,187
 Current liabilities:
  Accounts payable and accrued             27,285,116        25,232,221
   liabilities
  Commercial paper                         32,000,000                 -
  Customer deposits                         3,712,624         3,686,691
  Interest accrued                         10,253,166         5,026,356
  Taxes accrued, including income          13,666,121                 -
   taxes
                                           86,917,027        33,945,268
 Noncurrent liabilities and deferred
 credits:
  Regulatory liability                     14,461,338        15,295,992
  Deferred income taxes                    82,767,290        78,913,545
  Unamortized investment tax credits        7,289,267         7,811,000
  Postretirement benefits other than        4,688,547         4,592,721
   pensions
  State Line advance payments              14,399,757         7,895,241
  Other                                     3,000,665         2,916,930
                                          126,606,864       117,425,429
   Total Capitalization and            $  801,199,303    $  731,408,884
   Liabilities


See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
                                            Nine Months Ended
                                              September 30,
                                            2000            1999
Operating activities:
 Net income                              $  20,287,025  $  18,543,845
 Adjustments to reconcile net income
 to cash flows:
  Depreciation and amortization             23,345,089     21,964,069
  Pension income                            (4,792,230)    (3,293,110)
  Deferred income taxes, net                 2,403,122      2,008,951
  Investment tax credit, net                  (521,733)      (504,910)
  Allowance for equity funds used           (1,494,721)       (56,845)
  during construction
  Excess consideration paid on                       -     (1,304,504)
  redemption of preferred stock
  Issuance of common stock for 401(k)          560,721        578,805
  plan
  Issuance of common stock units for            84,000         84,000
  director retirement plan
  Cash flows impacted by changes in:
   Accounts receivable and accrued          (9,526,411)    (7,064,608)
   unbilled revenues
   Fuel, materials and supplies              1,930,762       (692,760)
   Prepaid expenses and deferred              (614,036)    (3,064,517)
   charges
   Accounts payable and accrued              2,052,895       (563,679)
   liabilities
   Customer deposits, interest and          19,108,028     15,414,578
   taxes accrued
   Other liabilities and other                 179,562      2,290,173
   deferred credits

Net cash provided by operating              53,002,073     44,339,488
 activities

Investing activities:
  Construction expenditures                (94,467,266)   (50,118,472)
  Allowance for equity funds used            1,494,721         56,845
  during construction
Net cash used in investing activities      (92,972,545)   (50,061,627)

Financing activities:
  Proceeds from issuance of common           3,679,354      5,091,194
  stock
   Redemption of preferred stock                    -     (32,901,800)
   Reacquired capital stock                         -         267,537
  Dividends                               (16,777,573)    (18,119,909)        9)
  Repayment of first mortgage bonds          (256,000)              -
  Payment of debt issue costs                  48,857               -
  State Line advance payments               6,504,516       5,263,494
  Net issuances (repayments) from          32,000,000      44,500,000
  short-term borrowings
Net cash provided by (used in)             25,199,154       4,100,516
 financing activities
Net increase (decrease) in cash and       (14,771,318)     (1,621,623)
 cash equivalents

Cash and cash equivalents at beginning     20,778,856       2,492,716
 of period
Cash and cash equivalents at end of   $     6,007,538   $     871,093
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


Note 2 - Retained Earnings

 Balance at January 1, 2000                       $  52,908,431
  Changes January 1 through June 30:
   Net Income                                         5,954,742
   Quarterly cash dividends on common stock:
    - $0.64 per share                               (11,161,907)

 Total changes January 1 through June 30             (5,207,165)


 Balance at July 1, 2000                             47,701,266
  Changes July 1 through September 30:
   Net Income                                        14,332,283
   Quarterly cash dividends on common stock:
    - $0.32 per share                                (5,615,666)

 Total changes July 1 through September 30            8,716,617

 Balance at September 30, 2000                    $  56,417,883

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


Item 2.     Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations


MERGER WITH UTILICORP

      The Company and UtiliCorp United Inc., a Delaware corporation ("UtiliCorp"), have entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provides for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, UtiliCorp will pay $29.50 for each share of common stock of the Company, payable in UtiliCorp common stock or cash. The Merger Agreement contains a collar provision under which the value of the merger consideration per share will decrease if UtiliCorp's common stock is below $22 per share preceding the closing and will increase if UtiliCorp's common stock is above $26 per share preceding the closing. The average trading price of UtiliCorp's common stock price will be used to determine the merger consideration and will be calculated based on the closing prices on the NYSE during the 20 trading days ending on the third trading day prior to the closing date of the Merger. If the average trading price  is  below  $22, UtiliCorp will pay 1.342 times  the  average trading price for each share of Company common stock and if the average trading price is above $26, UtiliCorp will pay 1.135 times the average trading price for each share of Company common stock. For example, if the Merger had closed on November 10, 2000, the average trading price for UtiliCorp's common stock would have been $26.05625 per share, resulting in the payment of $29.5738 for each share of the Company's common stock. Stockholders of the Company may elect to take cash or stock, but total cash paid to stockholders will be limited to no more than 50% of the total Merger consideration, and the number of shares of UtiliCorp common stock that may be issued in the Merger is limited to 19.9% of the number of then outstanding shares of common stock of UtiliCorp. UtiliCorp also will become liable for all of the Company's existing debt, including its first mortgage bonds and senior unsecured notes.
      The Merger, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close after all of the conditions to the consummation of the Merger are met or waived. The Merger is conditioned, among other things, upon approvals of federal regulatory agencies and approvals of state regulatory authorities in states where the combined company will operate. At a special meeting of stockholders held on September 3, 1999, the Merger was approved with 76.3% of the Company's outstanding shares voting in favor of the proposal. UtiliCorp is not required to obtain its stockholders' approval of the Merger. On July 26, 2000, the FERC granted conditional approval to the
Merger. The FERC coupled the hearing for the Merger with its hearing for UtiliCorp's proposed merger with St. Joseph Light & Power, and the approval pertains to both deals. The companies are required to submit a revised competitive analysis six months before the physical integration of the three systems.
      The Company and UtiliCorp filed joint applications with the Missouri Commission on December 14, 1999 requesting approval of the Merger. Applications to merge were filed with the Arkansas Public
Service Commission on January 28, 2000 and with the Kansas Corporation Commission and Oklahoma Corporation Commission on January 31, 2000. Each state application sets forth a proposed Regulatory Plan (the "Plan") which would result in a five-year rate moratorium following the conclusion of rate cases the Company plans to file beginning in the fourth quarter of 2000. These rate cases are designed to recover the costs associated with the Company's State Line Project anticipated to be operational by June 2001. The Plan also calls for UtiliCorp to keep any savings generated by the Merger during the moratorium to offset the acquisition premium. UtiliCorp may file state rate cases at the end of the five-year rate moratorium allowing UtiliCorp to include one half of any unamortized acquisition premium in rate base, thus allowing the acquisition premium to be recovered in rates.
     On June 21, 2000, the Staff of the Missouri Public Service Commission and the Office of the Public Counsel recommended that the Commission reject the Company's application seeking approval of the proposed merger, arguing that the merger would be detrimental to the public interest due to the proposal by the Applicants to allow for the recovery of the acquisition premium associated with the merger in rates charged to ratepayers. The Missouri Commission held hearings on the Merger proposal from September 11-15, 2000. Hearings were also held by the Arkansas Public Service Commission on September 19, 2000, the Oklahoma Corporation Commission on October 9, 2000 and the Kansas Corporation Commission on October 24, 2000. We anticipate that the decisions will be handed down by year end.
      UtiliCorp is a multinational energy and energy services company headquartered in Kansas City, Missouri. It has regulated utility operations in eight states and energy operations in New Zealand, Australia, the United Kingdom and Canada. It also owns non-utility subsidiaries involved in energy trading; natural gas gathering, processing and transportation; energy efficiency services and various other energy-related businesses. For more information on the Merger, see the Company's proxy statement for its special meeting of stockholders held on September 3, 1999, which is dated August 2, 1999.
     The Company's Board of Directors authorized the termination of the Company's Dividend Reinvestment and Stock Purchase Plan effective October 1, 2000 as contemplated by the Merger Agreement.


RESULTS OF OPERATIONS

      The following discusses significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2000, compared to the same periods ended September 30, 1999.

Operating Revenues and Kilowatt-Hour Sales

      Of the Company's total electric operating revenues during the third quarter of 2000, approximately 44% were from residential customers, 31% from commercial customers, 16% from industrial customers, 4% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                                 Operating
                        Kwh Sales                 Revenues
                           Nine    Twelve            Nine   Twelve
                  Third   Months   Months   Third   Months  Months
                 Quarter  Ended    Ended   Quarter  Ended    Ended
 Residential     8.0%     3.9%     1.5%     8.0%      5.1%     2.4%
 Commercial      3.6      2.0      0.9      4.6       4.0      3.6
 Industrial      2.4      1.2      0.2      5.8       3.5      2.4
 Wholesale On-   4.1      3.7      3.4      1.1       7.0      5.0
 System
  Total On-      5.1      2.5      1.1      6.2       4.4      2.9
 System

      Residential and commercial Kwh sales and revenues increased during the third quarter of 2000 compared to the third quarter of 1999 due mainly to above-average temperatures in August and September of 2000. A new peak demand of 993 Mw was set on August 30, 2000.
      Industrial Kwh sales and related revenue, which are not particularly weather-sensitive, were positively affected by continuing increases in business activity throughout the Company's service territory during the third quarter of 2000.
      On-system wholesale Kwh sales and revenues increased during the third quarter of 2000 reflecting the warmer temperatures described above and continuing increases in business activity. Revenues associated with these FERC-regulated sales increased at a lower relative rate than corresponding Kwh sales due to the operation of the fuel adjustment clause applicable to such sales. This clause permits the pass through to customers of changes in fuel and purchased power costs and since the increase in fuel and purchased power costs were lower for the third quarter of 2000 than in the same period a year earlier, the increase in such sales for that period exceeded the increase in revenues from such sales.
     For the nine months ended September 30, 2000, Kwh sales to and revenue from the Company's residential and commercial customers increased, reflecting the warmer temperatures experienced during the second and third quarters of 2000 as compared with the same periods of 1999. Industrial Kwh sales and related revenues increased due to continuing increases in business activity throughout the Company's service territory. On-system wholesale Kwh sales increased reflecting both the warmer temperatures and the continuing increases in business activity. Revenues associated with these FERC-regulated sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to such sales. Increases in fuel and purchased power costs were higher for the nine months ended September 30, 2000 than in the same period a year earlier, causing the increase in revenues associated with such sales for that period to exceed the increase in Kwh sales.
      For the twelve months ended September 30, 2000, Kwh sales to and revenue from the Company's residential and commercial customers increased, reflecting the weather conditions discussed above.

Industrial sales and revenue continued to grow due to strong business activity in the Company's service territory. On-system wholesale Kwh sales increased for the twelve months ended September 30, 2000, reflecting the warmer temperatures and continuing increases in business activity described above.
      On November 3, 2000, the Company filed a request with the Missouri Public Service Commission for a general annual increase in rates for its Missouri electric customers in the amount of $41,467,926, or 19.36%. This request is to allow the Company to recover higher expenses resulting from significantly higher natural gas prices than the levels contemplated by the Company's existing rates as well as its investment in the Company's Combined Cycle Unit currently under construction at the State Line Power Plant and other plant additions which have occurred since the Company's last rate case which became effective in September 1997. Any rate increase approved as a result of the filing would not become effective before late in the third quarter of 2001.

Off-System Transactions

      In addition to sales to its own customers, the Company also sells power to other utilities as available and also provides transmission service through its system for transactions between other energy suppliers. During the third quarter of 2000, revenues from such off-system transactions were approximately $3.8 million, the same as during the third quarter of 1999. Off-system revenues were approximately $7.8 million for the nine-month period ended September 30, 2000 as compared to $7.9 million for the same period in 1999. For the twelve months ended September 30, 2000, revenues from such off-system transactions were approximately $9.5 million, the same as for the twelve months ended September 30, 1999.
     The Company is a member of the Southwest Power Pool ("SPP"), a regional division of the North American Electric Reliability Council, which requires its members to maintain a 12% capacity reserve margin and provides for contingency reserve sharing, regional near real-time security assessment 24 hours per day and many other functions. The Company is participating with other utility members in the restructuring of the SPP to make it a regional transmission organization ("RTO"). Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition".
      The SPP filed with the FERC on December 30, 1999 for RTO status. This filing was rejected by the FERC as not meeting certain requirements of its Order 2000. The SPP has filed a second request addressing the FERC's concerns and continuing to seek RTO status.

Operating Revenue Deductions

      During the third quarter of 2000, total operating expenses increased approximately $4.3 million (10.9%) compared with the same period last year. Purchased power costs increased approximately $5.6 million (52.2%) during the period, primarily due to increased
demand   resulting   from   the  warmer   temperatures,   decreased
availability  of  some  of  the  Company's  generating  units   and
escalating  natural  gas prices (which made it more  economical  to
purchase   power  than  to  run  the  Company's  gas-fired   units,
particularly in September). The Riverton Plant's coal-fired Unit No. 7 was out of service for its scheduled fall outage from September 15 to November 9 and Unit No. 8, also coal-fired, was out of service for its scheduled fall outage from September 29 to October 16. The State Line Plant's Unit No. 2 was taken out of service on September 12 to begin its transformation into a combined-cycle unit and will be out of service until the combined-cycle unit is operational in June 2001.

      Total fuel costs increased approximately $0.6 million (3.5%) during the third quarter of 2000 as compared to the same period in 1999. This change reflected a lower amount of generation combined with an increase in natural gas prices.
      Merger related expenses, which are not tax deductible, were $2.5 million (96.9%) less during the third quarter of 2000 as compared to the same period in 1999.
      Other operating expenses increased $0.6 million (6.7%) during the third quarter mainly due to a $0.5 million addition to the bad
debt    reserve.   Maintenance   and   repair   expense   decreased
approximately $1.6 million (33.0%) during the quarter, primarily due to fewer expenses associated with scheduled maintenance on the combustion turbines at Energy Center as compared to third quarter expenses in 1999.
     Depreciation and amortization expenses increased approximately $0.4 million (6.4%) during the quarter due to increased levels of
plant   and  equipment  placed  in  service.   Total  income  taxes
decreased  $0.4  million  (4.6%) due primarily  to  a  decrease  in
taxable  income resulting from non-deductible merger costs.   Other
taxes increased $0.3 million (9.6%) during the quarter, primarily due to increased property taxes.
      For the nine months ended September 30, 2000, total operating
expenses  increased approximately $6.7 million  (6.7%).   Purchased
power costs increased $11.9 million (35.6%) primarily due to increased demand resulting from the warmer temperatures as well as decreased availability of the Company's generating units and the high cost of replacement energy. Total fuel costs decreased $0.2 million (0.5%). Other operating expenses increased $0.4 million (1.8%), primarily due to the third quarter addition to the bad debt
reserve.   Merger related expenses were $5.4 million  (96.4%)  less
during  the nine months ended September 30, 2000 than in  the  same period of 1999.
     Maintenance and repairs expense decreased $1.9 million (14.7%) for the nine months ended September 30, 2000 primarily due to decreased maintenance expense on the Company's combustion turbines as well as decreased levels of distribution maintenance. Total provisions for income taxes decreased $2.6 million (19.1%) due primarily to a decrease in taxable income resulting from non-deductible merger costs. Other taxes increased $0.7 million (7.6%) during the period, primarily due to increased property taxes.
      During the twelve months ended September 30, 2000, total operating expenses increased approximately $6.2 million (4.9%) compared to the year ago period. Total purchased power costs increased approximately $13.6 million (31.6%) while total fuel costs decreased approximately $1.0 million (2.3%) during the twelve-
month  period.   Both  such  increases  were  due  to  the  reasons
discussed above. Merger related expenses were $5.3 million (94.2%) less during the twelve months ended September 30, 2000 than in the same period a year earlier.
      Other operating expenses decreased approximately $1.0 million (3.0%) during the twelve months ended September 30, 2000, compared to the same period a year earlier primarily due to lower general and administrative expenses. Approximately $0.7 million of this difference is attributed to a one-time charge taken during the fourth quarter of 1998 due to the initiation of the Directors Stock Unit Plan.
      Maintenance and repairs expense decreased approximately $4.7 million (24.5%) during the twelve months ended September 30, 2000, compared to the prior period. This decrease was primarily due to decreased maintenance expense on the gas-fired combustion turbines at the Energy Center and the State Line Power Plant and decreased levels of distribution maintenance. Depreciation and amortization
expense  increased  approximately  $1.7  million  (6.7%)   due   to
increased levels of plant and equipment placed in service. Total provision for income taxes decreased $3.0 million (18.4%) due to lower taxable income during the current period resulting from non-deductible merger costs. Other taxes increased $1.9 million (15.2%) due primarily to increased property taxes.

Fuel Costs

      The electric utility industry is currently experiencing high prices for natural gas. If natural gas prices remain at current levels or increase, the Company may experience higher fuel and purchased power costs in the fourth quarter of 2000 and the first quarter of 2001. Any significant increase in these expenses would have a negative impact on the Company's earnings for those periods. The actual impact will also depend on the weather and the availability of economical purchased power. The Company is pursuing various options to mitigate the impact of these higher costs.


Nonoperating Items

      Total allowance for funds used during construction ("AFUDC") increased substantially during each of the periods presented, reflecting the construction at the State Line Power Plant.
      Other-net deductions decreased during the third quarter of 2000 and for the nine month period compared to prior year levels, reflecting increasing profit margins for the Company's non-
regulated fiber optics leasing venture. Other-net deductions increased for the twelve months ended September 30, 2000 compared to the prior period due primarily to increased nonoperating income taxes, reflecting the increasing profit margins for the Company's non-regulated fiber optics leasing venture. Interest income increased for all periods presented reflecting the higher balances of cash available for investment.
      Interest charges on long-term debt increased $2.0 million (42.7%) during the third quarter of 2000, $5.9 million (42.7%) for the nine months ended September 30, 2000 and $6.8 million (37.0%) for the twelve months ended period when compared to the same periods last year due to the issuance of $100 million of the Company's unsecured Senior Notes in November 1999. The proceeds from the Senior Notes were added to the Company's general funds and were used to repay short-term indebtedness, including approximately $33.1 million in commercial paper incurred in connection with the preferred stock redemption in August 1999, as well as that incurred in connection with the construction program. As a result, commercial paper interest decreased $0.3 million (35.3%) during the third quarter of 2000 compared to the same period last year, $0.7 million (53.4%) for the nine months ended September 30, 2000 and $0.2 million (18.8%) for the twelve months ended period
      The Company redeemed its preferred stock on August 2, 1999 at a premium, which accounts for the decline in preferred stock dividend requirements and the $1.3 million of excess consideration paid as preferred stock redemption costs.

Earnings

      For the third quarter of 2000, earnings per share of common stock were $0.82 compared to $0.66 during the third quarter of 1999. Excluding merger costs of $0.1 million in the third quarter of 2000 and $2.6 million in the third quarter of 1999, earnings per share would have been $0.82 and $0.81, respectively. Earnings per share were positively impacted by the summer's warm temperatures and the increase in total AFUDC and were negatively impacted by increased purchased power costs and increased interest charges.
      Earnings per share for the nine months ended September 30, 2000, were $1.16 compared to $0.92 for the nine months ended a year earlier. Excluding $0.2 million in merger costs for the first nine months of 2000 and $5.6 million for the first nine months of 1999, earnings per share would have been $1.17 for the nine months ended September 30, 2000 and $1.25 for the nine months ended September 30, 1999. The decline in earnings per share (excluding merger costs), which were positively impacted by increased total AFUDC, for the nine months ended September 30, 2000 was primarily due to increased purchased power costs and increased interest charges.
     For the twelve months ending September 30, 2000, earnings per share of common stock were $1.37 compared to $1.16 for the year earlier period. Excluding $0.3 million in merger costs for the twelve months ended September 2000 and $5.6 million in merger costs for the twelve months ended September 1999 earnings per share would have been $1.39 and $1.49 respectively. Earnings for the twelve months ending September 30, 2000 reflect the absence of $1.3 million of excess consideration paid on the redemption of preferred stock in 1999 and increased total AFUDC and were negatively impacted by increased purchased power costs and increased interest charges.

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

Competition

      The Arkansas Legislature passed a bill in April 1999 that would deregulate the state's electricity industry as early as
January  2002.   The bill would freeze rates for  three  years  for
residential and small business customers of utilities that seek  to
recover  stranded  costs,  and  freeze  rates  for  one  year   for
residential and small business customers of utilities, such as the Company, that do not seek to recover stranded costs. The Staff of the Arkansas Public Service Commission filed testimony in October 2000 recommending that the Commission encourage the legislature to extend the date for retail open access beyond the current legal deadline of June 30, 2003. The staff and investor-owned utilities proposed the start date be reset to October 1, 2003 with the Commission having authority to delay the date until October 1, 2005, arguing that this will provide more time for a truly competitive wholesale market to develop as more generation comes on-line in the state. The Commission is expected to propose the change to the state legislature in November 2000. Approximately 2.96% of the Company's retail electric revenue for the nine months ended September 30, 2000 was derived from sales subject to Arkansas regulation.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's construction-related expenditures totaled $35.8 million during the third quarter of 2000, compared to $20.6 million for the same period in 1999. For the nine months ended September 30, 2000, construction-related expenditures totaled $94.5 million
compared   to   $50.1  million  for  the  same  period   in   1999.
Approximately $22.1 million during the third quarter of 2000 and $52.7 million during the first nine months of 2000 were related to the expansion project at the State Line Power Plant described below. Approximately $10.0 million of these expenditures during the
third   quarter  of  2000  and  approximately  $24.2   million   of
construction expenditures during the first nine months of 2000 were related to additions to the Company's transmission and distribution
systems   to   meet   projected  increases  in   customer   demand.
Approximately $2.3 million of these third quarter expenditures and $4.4 million for the first nine months of 2000 were related to additions and replacements at the Asbury Power Plant. Approximately $0.3 million of these third quarter expenditures and approximately $0.8 million during the first nine months of 2000 were related to additions to the Company's investment in fiber optics cable and equipment. Approximately $7.0 million during the first nine months of 2000 were related to the Company's ongoing capital projects with the existing gas-fired combustion turbines at the State Line Power Plant. During the first nine months of 2000, approximately 38% of construction expenditures were satisfied with internally generated funds.
     On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into agreements for the construction, ownership and operation of a 500-megawatt combined-cycle unit at the State Line Power Plant (the "Combined Cycle Unit"). This Combined Cycle Unit will consist of the combination of an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment with an already existing combustion turbine. The Company will own an undivided 60% interest in the Combined Cycle Unit with WGI owning the remainder. The Company is entitled to 60% of the capacity of the Combined Cycle Unit. The Company will contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the Combined Cycle Unit, and as a result, upon commercial operation, the Combined Cycle Unit will provide the Company with approximately 150 megawatts of additional capacity. The total cost of this construction expansion project is estimated to be $204 million. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property at book value, is expected to be approximately $108 million.
     Work is continuing and the Combined Cycle Unit is projected to be operational by the target date of June 2001. All major equipment components are on site and ready for installation. The Company is
experiencing  a  tightening  labor  market  for  required   skilled
craftsmen which is increasing project labor costs and could also result in a delay in the in-service date of the Combined Cycle Unit. In April, the Company placed one of its contractors at the
State Line Power Plant in default of its contract and awarded the work to another. The contractor has petitioned for arbitration, claiming that its contract was not terminated for fault but rather at the convenience of the Company and is seeking certain damages. The Company has responded with a claim of its own against the contractor. Arbitration has been set for a three-week period beginning February 19, 2001.
     WGI is responsible for 40% of expenditures made by the Company in connection with the construction and operation of the Combined
Cycle  Unit.   In addition, WGI has been making monthly prepayments
to the Company, the last of which was made in October 2000. These prepayments are for the future transfer to WGI of its 40% joint ownership interest in the existing State Line Unit No. 2, as well as an interest in certain underlying and surrounding land and other property and equipment now owned by the Company. The Missouri and
Arkansas Commissions have approved the Company's application for permission to sell and transfer an interest in these assets to WGI. The prepayments are reflected in State Line advance payments on the balance sheet.
      The Company's construction expenditures are expected to total approximately $117.2 million in 2000, including approximately $69.3 million for its share of new generating facilities at the Combined Cycle Unit and approximately $10.8 million for the transmission plant associated with the Combined Cycle Unit. Approximately $21.4 million will be for additions to the Company's distribution system to meet projected increases in customer demand.
     The Company currently estimates that internally generated funds will provide at least 50% of the funds required for the remainder of its 2000 construction expenditures. As in the past, the Company intends to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the Company's common stock pursuant to its Employee Stock Purchase Plan and from internally-generated funds. The Company's Dividend Reinvestment and Stock Purchase Plan was terminated on October 1, 2000 as discussed under "Merger with UtiliCorp" above. The Company will continue to utilize short-term debt as needed to support normal operations or other temporary requirements and has a $50 million line of credit.
     The Company has an effective shelf registration statement on file with the SEC under which up to an aggregate of $50 million of
its   common  stock,  first  mortgage  bonds  and  unsecured   debt
securities remain available for issuance. The Company also has an effective shelf registration statement on file with the SEC under which up to an aggregate of $30 million of its cumulative preferred stock, common stock, and/or first mortgage bonds remain available for issuance.
      Following announcement of the Merger, the ratings for the Company's First Mortgage Bonds (other than the 5.20% Pollution Control Series due 2013 and the 5.30% Pollution Control Series due
2013) were placed on credit watch with downward implication by each of Moody's Investors Service, Standard & Poor's and Fitch IBCA.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      There has been no material change in these risks from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



PART II.  OTHER INFORMATION


Item 5.  Other Information.

      At September 30, 2000, the Company's ratio of earnings to fixed charges was 2.40x. See Exhibit (12) hereto.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.


     (12)  Computation of Ratios of Earnings to Fixed Charges.

     (27)   Financial Data Schedule for September 30, 2000.

(b) No reports on Form 8-K were filed during the third quarter of 2000.

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

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                            Registrant




                         By  /s/ R. B. Fancher
                                          R. B. Fancher
                                    Vice President - Finance



                         By  /s/ D. L. Coit
                                           D. L. Coit
                               Controller and Assistant Treasurer

November 13, 2000

                                                       EXHIBIT (12)

        COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                                                     Twelve
                                                  Months Ended
                                                  September 30,
                                                      2000
Income before provision for income taxes and      $  64,502,610
 fixed charges (Note A)

Fixed charges:
Interest on first mortgage bonds                  $  17,439,662
Amortization of debt discount and expense less        1,023,100
 premium
Interest on short-term debt                           1,017,436
Interest on notes payable                             6,853,388
Other interest                                          422,831
Rental expense representative of an interest             71,624
 factor (Note B)

Total fixed charges                                  26,828,041

Ratio of income before provision for incomes             1.575x
 taxes to net income



Ratio of earnings to fixed charges                        2.40x



NOTE A: For the purpose of determining earnings in the calculation of the ratio, net income has been increased by the provision for income taxes, non-operating income taxes and by the sum of fixed charges as shown above.

NOTE B:  One-third of rental expense (which approximates the interest factor).

NOTE C:  The Ratio of Earnings to Combined Fixed  Charges and Preferred Stock
         Dividend Requirements is no longer calculated due to the Company's preferred stock redemption on August 2, 1999.
