Form 10-K
period 2000-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 2001-03-09
CIK 32689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                FORM 10-K
(Mark One)

   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2000 or

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

  Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 As of March 1, 2001, 17,608,466 shares of common stock were outstanding. Based upon the closing price on the New York Stock Exchange on March 1, 2001, the aggregate market value of the common stock of the Company held by nonaffiliates was approximately $356,571,437.

  The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

     The Company's proxy statement,           Part of Item 10 of Part III
     filed pursuant To Regulation
     14A under the Securities                 All of Item 11 of Part III
     Exchange Act of 1934, for its
     2000 Annual Meeting of                   Part of Item 12 of Part III
     Stockholders to be held on
     April 25, 2001.                          All of Item 13 of Part III

TABLE OF CONTENTS


                                                                         Page
         Forward Looking Statements                                        3
PART I

ITEM 1.  BUSINESS                                                          3
         General                                                           3
         Electric Generating Facilities and Capacity                       4
         Construction Program                                              5
         Fuel                                                              5
         Employees                                                         6
         Electric Operating Statistics                                     7
         Executive Officers and Other Officers of Empire                   8
         Regulation                                                        8
         Environmental Matters                                             9
         Conditions Respecting Financing                                  10
ITEM 2.  PROPERTIES                                                       11
         Electric Facilities                                              11
         Water Facilities                                                 12
ITEM 3.  LEGAL PROCEEDINGS                                                12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED            13
         STOCKHOLDER MATTERS
ITEM 6.  SELECTED FINANCIAL DATA                                          14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF  OPERATIONS                                         15
         Terminated Merger With UtiliCorp                                 15
         Results of Operations                                            15
         Liquidity and Capital Resources                                  20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       22
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      23
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  43
           FINANCIAL DISCLOSURE


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               43
ITEM 11. EXECUTIVE COMPENSATION                                           43
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   43


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K 44
SIGNATURES                                                                48

FORWARD LOOKING STATEMENTS

      Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures (including those planned in connection with the State Line Combined Cycle Unit), earnings, competition, litigation, environmental compliance, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel (including the continuation of significantly increased natural gas prices); unexpected consequences resulting from the unsuccessful merger with UtiliCorp; delays in or increased costs of construction; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief (including the outcome of the pending interim and permanent rate cases seeking recovery of increased fuel and other costs and the inclusion of the State Line Combined Cycle in the rate base) and environmental regulation (such as NOx regulation); competition, including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs.


PART I


ITEM 1. BUSINESS

General
      The Empire District Electric Company, a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. We also provide water service to three towns in Missouri. In 2000, 99.6% of our gross operating revenues were provided from the sale of electricity and 0.4% from the sale of water.
      Empire and UtiliCorp United, Inc. entered into an Agreement and Plan of Merger, dated as of May 10, 1999, which provided for our merger with and into UtiliCorp, with UtiliCorp being the surviving corporation. At a special meeting held on September 3, 1999, the merger was approved by our stockholders. The merger was conditioned, among other things, upon approvals of various federal and state regulatory agencies, with either company having the right to terminate the merger agreement if all regulatory approvals were not obtained by December 31, 2000. All approvals were not received by this date and UtiliCorp notified us on January 2, 2001 that it was terminating the merger agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.
      The territory served by our electric operations embraces an area of about 10,000 square miles with a population of over 330,000. The service territory is located principally in Southwestern Missouri and also includes smaller areas in Southeastern Kansas, Northeastern Oklahoma and Northwestern Arkansas. The principal activities of these areas are light industry, agriculture and tourism. Of our total 2000 retail electric revenues, approximately 88% came from Missouri customers, 6% from Kansas customers, 3% from Oklahoma customers and 3% from Arkansas customers.
      We supply electric service at retail to 119 incorporated communities and to various unincorporated areas and at wholesale to four municipally-owned distribution systems and two rural electric cooperatives. The largest urban area we serve is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 144,000. We operate under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 50% of our electric operating revenues in 2000 were derived from incorporated communities with franchises having at least ten years remaining and approximately 19% were derived from incorporated communities in which our franchises have remaining terms of ten years or less. Although our franchises contain no renewal provisions, in recent years we have obtained renewals of all of our expiring electric franchises prior to the expiration dates.

      Our electric operating revenues in 2000 were derived as follows: residential 42%, commercial 30%, industrial 16%, wholesale 8% and other 4%. Our largest single on-system wholesale customer is the city of Monett, Missouri, which in 2000 accounted for approximately 3% of electric revenues. No single retail customer accounted for more than 1% of electric revenues in 2000.
      We made an investment of approximately $1.9 million in 2000 and $0.5 million in 1999 in fiber optics cable and equipment which we are using in our own operations and leasing to other entities. We also offer electronic monitored security services, generators, surge suppressors, decorative lighting and other energy services.

Electric Generating Facilities and Capacity
      At December 31, 2000, our generating plants consisted of the Asbury Plant (aggregate generating capacity of 213 megawatts), the Riverton Plant (aggregate generating capacity of 136 megawatts), the Empire Energy Center (aggregate generating capacity of 180 megawatts), the State Line Power Plant (aggregate generating capacity of 253 megawatts) and the Ozark Beach Hydroelectric Plant (aggregate generating capacity of 16 megawatts). We also have a 12% ownership interest (80 megawatt capacity) in Unit No. 1 at the Iatan Generating Station. We are currently constructing a 350 megawatt expansion at the State Line Power Plant which will result in a 500 megawatt combined-cycle unit (the "Combined Cycle Unit") with commercial operation scheduled for June 2001. This is a joint effort with Westar Generating, Inc. (WGI), a subsidiary of Western Resources, Inc., from which we will be entitled to approximately 150 megawatts of additional generating capacity. See Item 2, "Properties - Electric Facilities" for further information about these plants.
      We are a member of the Southwest Power Pool, referred to as SPP, a regional division of the North American Electric Reliability Council (NERC), which requires its members to maintain a 12% capacity margin and provides for contingency reserve sharing, regional near real-time security assessment 24 hours per day and many other functions. We are participating with other utility members in the restructuring of the SPP to make it a regional transmission organization (RTO). The SPP filed with the FERC on December 30, 1999 for RTO status. This filing was rejected by the FERC as not meeting certain requirements of its Order 2000. The SPP filed a second request in the fourth quarter of 2000 addressing the FERC's concerns and continuing to seek RTO status. The FERC has not yet ruled on the modified filing. See Item 7, ""Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition."
     We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and NERC rules. We have entered into agreements for such purchases with Western Resources and Southwestern Public Service Company (a subsidiary of XCEL Energy) which terminate on May 31, 2001. In addition, we have contracted with Western Resources for the purchase of capacity and energy through May 31, 2010. The amount of capacity purchased under these contracts supplements our on-system capacity and contributes to meeting our current expectations of future power needs. The following chart sets forth our purchase commitments and our anticipated owned capacity (in megawatts) during the indicated
contract  years (which run from June 1 to May 31 of  the  following year). The reduction in purchased power commitments in 2001 reflects the May 31 termination of the contracts as described above and the installation of additional generation from the State Line Combined Cycle Unit scheduled to go into commercial operation in June 2001. We currently expect to purchase additional capacity to meet reserve margins in 2003 through 2005 of 30 to 100 megawatts per year based on current forecast of load.

                        Purchased   Anticipated
             Contract     Power        Owned
               Year    Commitment    Capacity       Total
               2000       287           878         1165
               2001       162          1026         1188
               2002       162          1026         1188
               2003       162          1026         1188
               2004       162          1026         1188
               2005       162          1026         1188

The charges for capacity purchases under the contracts referred to above during calendar year 2000 amounted to approximately $22.3 million. Minimum charges for capacity purchases under such contracts total approximately $91.04 million for the period June 1, 2001, through May 31, 2006.
      The maximum hourly demand on our system reached a new record high of 993 megawatts on August 30, 2000. Our previous record peak of 979 megawatts was established in August 1999. We set a new maximum hourly winter demand of 941 megawatts on December 19, 2000.

Construction Program
     Total gross property additions (including construction work in progress) for the three years ended December 31, 2000, amounted to $252.9 million, and retirements during the same period amounted to $14.0 million.
       Our total construction-related expenditures, including allowance for funds used during construction, referred to as AFUDC, were $131.8 million in 2000 and for the next three years are estimated for planning purposes to be as follows:

                               Estimated Construction Expenditures
                                     (amounts in millions)
                                  2001       2002      2003     Total
     New generating facilities  $  25.0*   $   0.2   $  1.1   $   26.3
     Additions to existing
     generating facilities         10.0        8.9     13.0       31.9
     Transmission facilities        5.8        4.1      3.0       12.9
     Distribution system
     additions                     20.8       22.8     24.0       67.6
     General and other additions    1.7        2.3      2.1        6.1
      Total                     $  63.3    $  38.3   $ 43.2    $ 144.8
     * Includes $4.0 million of
        AFUDC

      Our projected construction plans include expenditures for the 350 megawatt expansion project at the State Line Power Plant scheduled for commercial operation in June 2001. Additions to our transmission and distribution systems to meet projected increases in customer demand constitute the majority of the remainder of the projected construction expenditures for the three-year period listed above.
      Estimated construction expenditures are reviewed and adjusted for, among other things, revised estimates of future capacity needs, the cost of funds necessary for construction and the availability and cost of alternative power. Actual construction expenditures may vary significantly from the estimates due to a number of factors including changes in equipment delivery schedules, changes in customer requirements, construction delays, ability to raise capital, environmental matters, the extent to which we receive timely and adequate rate increases, the extent of competition from independent power producers and co-generators, other changes in business conditions and changes in legislation and regulation, including those relating to the energy industry. See "Regulation" below and Item 7, "Management's Discussion and
Analysis  of  Financial  Condition  and  Results  of  Operations  -
Competition."

Fuel
       Coal   supplied  approximately  82.5%  of  our  total   fuel
requirements in 2000 based on kilowatt-hours generated. The remainder was supplied by natural gas (16.3%) with oil generation providing 1.2%.
      Our Asbury Plant is fueled primarily by coal with oil being used as startup fuel. The Plant is currently burning a coal blend consisting of approximately 86% Western coal (Powder River Basin) and 14% blend coal on a tonnage basis. Our average coal inventory target at Asbury is approximately 60 days. As of December 31, 2000, we had sufficient coal on hand to supply anticipated requirements at Asbury for 90 days.
     Our Riverton Plant fuel requirements are primarily met by coal with the remainder supplied by natural gas and oil. The Riverton Plant is currently burning 100% Western coal (Powder River Basin) on Unit No. 8 and a blend consisting of approximately 75% Western coal (Powder River Basin) and 25% blend coal on Unit No. 7 on a tonnage basis. Our average coal inventory target at Riverton is approximately 60 days. As of December 31, 2000, we had coal supplies on hand to meet anticipated requirements at the Riverton Plant for 54 days.
      We have a long-term contract, expiring in 2004, with a subsidiary of Peabody Holding Company, Inc. for the supply of low sulfur Western coal (Powder River Basin) at the Asbury and Riverton

Plants during the term of the contract. This Peabody coal is supplied from the Rochelle/North Antelope mines located in Campbell County, Wyoming, and is shipped to the Asbury Plant by rail, a distance of approximately 800 miles. The coal is delivered under a transportation contract with Union Pacific Railroad Company and The Kansas City Southern Railway Company. We are currently leasing one 125-car aluminum unit train, which delivers Peabody coal to the Asbury Plant. The Peabody coal is transported from Asbury to Riverton via truck. Asbury blend coal is currently being supplied under a short-term contract, expiring December 31, 2001, with GENWAL Resources, Inc. This coal is supplied from the Crandall Canyon mine near Huntington, Utah and has been transported by rail by Union Pacific Railroad Company and The Kansas City Southern Railway Company. We are currently negotiating a contract with the Burlington Northern and Santa Fe Railway Company for transportation of this coal. The Riverton Plant blend coal is supplied under a contract expiring December 31, 2001, with Phoenix Coal Sales. The Phoenix coal is transported to Riverton via truck.
      Since 1995, our Energy Center and State Line combustion turbine facilities have been fueled primarily by natural gas with oil being used as a backup fuel. Based on current and projected natural gas prices versus oil prices, it is expected that the Energy Center facility will be operated throughout the first quarter of 2001 on oil when it is more economical to do so. We have increased our target oil inventory at the Energy Center facility from three days of full load operation to five days. We continue to maintain an oil inventory of approximately three days of full load operation for State Line Unit No. 1.
      We have a firm agreement with Williams Natural Gas Company, expiring May 31, 2016, for the transportation of natural gas to the State Line Power Plant, which is jointly owned with Westar Generating. This transportation can also supply natural gas to the Energy Center or the Riverton Plant, as elected by us on a secondary basis. We expect that our remaining gas transportation requirements, as well as the majority of our natural gas supply requirements, will be met by short-term forward contracts with up to five years duration and spot purchases.
      Unit No. 1 at the Iatan Plant is a coal-fired generating unit which is jointly-owned by Kansas City Power & Light (70%), UtiliCorp (18%) and us (12%). Low sulfur Western coal in quantities sufficient to meet substantially all of Iatan's requirements is supplied under a long-term contract expiring on December 31, 2003, between the joint owners and the Thunder Basin Coal Company. The coal is transported by rail under a contract expiring on December 31, 2010, with the Burlington Northern and Santa Fe Railway Company and the Kansas City Southern Railway. The remainder of Iatan Unit No. 1's requirements for coal are met with spot purchases.
      The following table sets forth a comparison of the costs, including transportation costs, per million btu of various types of fuels used in our facilities:

                                  2000      1999      1998
            Coal - Iatan        $ 0.823   $ 0.806   $ 0.857
            Coal - Asbury         1.076     1.074     1.100
            Coal - Riverton       1.167     1.222     1.214
            Natural Gas           3.349     2.549     2.495
            Oil                   6.117     3.869     4.386

      Our weighted cost of fuel burned per kilowatt-hour generated was 1.846 cents in 2000, 1.561 cents in 1999 and 1.570 cents in 1998.

Employees
      At December 31, 2000, we had 603 full-time employees, of whom 340 were members of Local 1474 of The International Brotherhood of Electrical Workers. On January 17, 2000, we and the IBEW entered into a new three-year labor agreement effective November 1, 1999. The agreement provided, among other things, for a 3.25% increase in wages effective October 25, 1999, a 3.5% increase effective November 6, 2000 and a minimum increase of 2% effective October 22, 2001.

ELECTRIC OPERATING STATISTICS (1)
                               2000      1999     1998      1997       1996
Electric Operating Revenues
(000s):
  Residential             $ 108,572 $  98,787 $ 100,567 $  88,636 $  86,014
  Commercial                 77,601    73,773    71,810    64,940    61,811
  Industrial                 42,711    41,030    39,805    37,192    35,213
  Public authorities          5,927     5,847     5,559     4,995     4,180
  Wholesale on-system        11,738    10,682    10,928     9,730     9,482
  Miscellaneous               4,546     3,856     4,006     3,341     3,639
   Total system            251,095   233,975   232,675   208,834   200,339
  Wholesale off-system        7,842     7,090     6,126     5,473     4,595
   Total electric operating 258,937   241,065   238,801   214,307   204,934
    revenues
Electricity generated and
purchased (000s of Kwh):
  Steam                   2,193,847  2,378,130  2,228,103  2,372,914  2,231,062
  Hydro                      51,132     86,349     70,631     77,578     62,860
  Combustion turbine        455,678    520,340    439,517    211,872    162,679
    Total generated       2,700,657  2,984,819  2,738,251  2,662,364  2,456,601
  Purchased               2,255,076  1,686,782  1,970,348  1,839,833  1,968,898
    Total generated and   4,955,733  4,671,601  4,708,599  4,502,197  4,425,499
     purchased
Interchange (net)               145       (138)    (1,894)     1,018     (1,087)
    Total system input    4,955,878  4,671,463  4,706,705  4,503,215  4,424,412
Maximum hourly system       993,000    979,000    916,000    876,000    842,000
demand (Kw)
Owned capacity (end of      878,000    878,000    878,000    878,000    724,000
period) (Kw)
Annual load factor (%)        55.12      52.16      55.72      55.38      56.85
Electric sales (000s of Kwh):
  Residential             1,660,928  1,509,176  1,548,630  1,429,787  1,440,512
  Commercial              1,333,310  1,260,597  1,246,323  1,171,848  1,154,879
  Industrial              1,015,779    988,114    960,783    943,287    923,730
  Public authorities         96,403     99,739     98,675    101,122     95,652
  Wholesale on-system       309,633    297,614    299,256    273,035    262,330
    Total system          4,416,053  4,155,240  4,153,667  3,919,079  3,877,103
  Wholesale off-system      161,293    198,234    235,391    253,060    219,814
    Total electric sales  4,577,346  4,353,474  4,389,058  4,172,139  4,096,917
Company use (000s of Kwh)     8,714      8,583      8,940      9,688      9,584
Lost and unaccounted for    369,818    309,406    308,707    321,388    317,911
(000s of Kwh)
    Total system input    4,955,878  4,671,463  4,706,705  4,503,215  4,424,412
Customers (average number of
monthly bills rendered):
  Residential               123,618    121,523    119,265    117,271    115,116
  Commercial                 22,504     22,206     21,774     21,323     20,758
  Industrial                    345        350        354        346        346
  Public authorities          1,674      1,759      1,739      1,720      1,696
  Wholesale on-system             7          7          7          7          7
    Total system            148,148    145,845    143,139    140,667    137,923
  Wholesale off-system            6          6          6          7          9
    Total                   148,154    145,851    143,145    140,674    137,932
Average annual sales per     13,436     12,419     12,985     12,192     12,514
residential customer (Kwh)
Average annual revenue per $ 878.29   $ 812.91   $ 843.22   $ 755.82   $ 747.19
residential customer
Average residential revenue    6.54       6.55       6.49       6.20       5.97
per Kwh
Average commercial revenue     5.82       5.85       5.76       5.54       5.35
per Kwh
Average industrial revenue     4.20       4.15       4.14       3.94       3.81
per Kwh
(1)  See  Item  6  -  Selected Financial Data for additional  financial information regarding Empire.
</TABLE
>

Executive Officers and Other Officers of Empire
      The names of our officers, their ages and years of service with Empire as of December 31, 2000, positions held and effective date of such positions are presented below. Each of our executive officers has held executive officer or management positions within Empire for at least the last five years.

               Age at                                       With the    Officer
Name          12/31/00   Positions with the Company      Company since   since

M.W. McKinney    56   President and Chief Executive Officer   1967       1982
                      (1997), Executive Vice President  -
                      Commercial Operations (1995),
                      Executive Vice President (1994), Vice
                      President - Customer Services (1982)
                      Director (1991)
V.E. Brill*      59   Vice President - Energy Supply (1995)   1962       1975
                      Vice  President - Finance (1983)
                      Director (1989)
R.B. Fancher**   60   Vice President - Finance (1995), Vice   1972       1984
                      President - Corporate Services (1984)
C.A. Stark       56   Vice President - General Services       1980       1995
                      (1995),  Director  of  Corporate
                      Planning (1988)
W.L. Gipson***  43    Executive Vice President (2001), Vice   1981       1997
                      President - Commercial Operations
                      (1997), General Manager (1997),
                      Director of Commercial Operations
                      (1995), Economic Development Manager
                      (1987)
D.W. Gibson**** 54    Vice President - Finance (2001),        1979       1991
                      Director of Financial Services and
                      Assistant Secretary (1991)
D.L. Coit*****  50    Controller and Assistant Treasurer      1971       2000
                      (2000) and Assistant Secretary (2001)
                      Manager Property Accounting (1983)
J.S. Watson     48    Secretary-Treasurer (1995),             1994       1995
                      Accounting Staff Specialist (1994)

*V.E. Brill retired from his position as Vice President - Energy
 Supply effective February 28, 2001 and from his position as Director effective April 25, 2001.
**R.B. Fancher retired from his position as Vice President -
 Finance effective February 28, 2001.
***W.L. Gipson was elected Executive Vice President February 1, 2001
****D.W. Gibson was elected Vice President - Finance February 1, 2001.
*****D.L. Coit was elected Assistant Secretary February 1, 2001.

Regulation
      General.   As  a  public  utility,  we  are  subject  to  the
jurisdiction of the Missouri Public Service Commission,  the  State
Corporation  Commission  of the State of  Kansas,  the  Corporation
Commission  of Oklahoma and the Arkansas Public Service  Commission
with  respect  to  services  and  facilities,  rates  and  charges, accounting,  valuation of property, depreciation and various  other
matters.   Each such Commission has jurisdiction over the  creation
of  liens on property located in its state to secure bonds or other securities.  The Kansas Commission also has jurisdiction  over  the issuance  of securities. Our transmission and sale at wholesale  of electric energy in interstate commerce and our facilities are  also subject  to  the  jurisdiction  of the  Federal  Energy  Regulatory
Commission, referred to as FERC, under the Federal Power Act.  FERC jurisdiction extends to, among other things, rates and  charges  in connection  with  such transmission and sale; the  sale,  lease  or other  disposition of such facilities and accounting  matters.  See discussion  in  Item 7, "Management's Discussion  and  Analysis  of
Financial Condition and Results of Operations - Competition."
      Our  Ozark  Beach  Hydroelectric Plant is  operated  under  a license  from FERC. See Item 2, "Properties - Electric Facilities."
We  are  disputing  a  Headwater Benefits Determination  Report  we received  from FERC on September 9, 1991. The report calculates  an assessment to us for headwater benefits received at the Ozark Beach
Hydroelectric Plant for the period 1973 through 1990 in the  amount of  $705,724,  and  calculates an annual assessment  thereafter  of
$42,914  for  the  years 1991 through 2011.  We  believe  that  the methodology  used  in making the assessment was incorrect  and  are contesting  the determination.  As of December 31, 2000,  FERC  had not  responded to the comments filed by us on July 31, 1992. We are currently  accruing an amount monthly equal to what we believe  the correct assessment to be.
      During  2000,  approximately 91% of  our  electric  operating revenues  were received from retail customers.  Approximately  88%,
6%,  3%  and 3% of such retail revenues were derived from sales  in
Missouri,  Kansas,  Oklahoma  and  Arkansas,  respectively.   Sales
subject  to FERC jurisdiction represented approximately 8%  of  our electric operating revenues during 2000.
      Rates.  See Item 7, "Management's Discussion and Analysis  of
Financial Condition and Results of Operations - Operating  Revenues
and Kilowatt-Hour Sales" for information concerning recent electric rate proceedings.

      Fuel  Adjustment  Clauses.  Fuel  adjustment  clauses  permit changes  in fuel costs to be passed along to customers without  the need  for  a  rate  proceeding. Fuel  adjustment  clauses  are  not permitted  under  Missouri law. Pursuant to an agreement  with  the
Kansas  Commission, entered into in connection  with  a  1989  rate proceeding,  a  fuel  adjustment clause is not  applicable  to  our retail  electric sales in Kansas. Automatic fuel adjustment clauses are  presently applicable to retail electric sales in Oklahoma  and system  wholesale  kilowatt-hour  sales  under  FERC  jurisdiction.
Arkansas  has  implemented  an  Energy  Cost  Recovery  Rider  that
replaces  the  previous  fuel adjustment  clause.   This  rider  is
adjusted  for changing fuel and purchased power costs on an  annual basis rather than the monthly adjustment used by the previous  fuel adjustment clause.  Any increases in fuel costs may be recovered in
Missouri  and  Kansas  only  through rate  filings  made  with  the appropriate Commissions.

Environmental Matters
      We  are subject to various federal, state, and local laws and regulations with respect to air and water quality as well as  other
environmental  matters.   We believe that  our  operations  are  in
compliance with present laws and regulations.
     Air.  The 1990 Amendments to the Clean Air Act, referred to as the  1990  Amendments, affect the Asbury, Riverton, State Line  and
Iatan Power Plants.  The 1990 Amendments require affected plants to meet  certain emission standards, including maximum emission levels for  sulfur dioxide (SO2) and nitrogen oxide (NOx).  When  a  plant becomes an affected unit for a particular emission, it locks in the then  current  emission  standards.  The  Asbury  Plant  became  an affected  unit under the 1990 Amendments for both SO2  and  NOx  on
January 1, 1995.  The Iatan Plant became an affected unit for  both
SO2  and  NOx  on  January 1, 2000.  The Riverton Plant  became  an affected  unit for NOx in November 1996 and for SO2 on  January  1,
2000.  The State Line Plant became an affected unit for SO2 and NOx on January 1, 2000.
      SO2 Emissions.  Under the 1990 Amendments, the amount of  SO2 an affected unit can emit is regulated. Each affected unit has been awarded  a  specific number of emission allowances, each  of  which allows the holder to emit one ton of SO2. Utilities covered by  the
1990  Amendments must have emission allowances equal to the  number of  tons  of  SO2  emitted during a given year  by  each  of  their affected  units. Allowances may be traded between plants, utilities or  "banked"  for future use. A market for the trading of  emission allowances exists on the Chicago Board of Trade.  The Environmental
Protection  Agency ("EPA") withholds annually a percentage  of  the emission  allowances awarded to each affected unit and sells  those
emission   allowances  through  a  direct  auction.    We   receive
compensation from the EPA for the sale of these allowances.
      Our  Asbury, Riverton and Iatan plants currently burn a blend of  low  sulfur Wyoming coal and higher sulfur local coal  or  burn
100%  low sulfur Wyoming coal.  The State Line Plant is a gas-fired
facility  and  does  not receive SO2 allowances.   However,  annual
allowance  requirements for the State Line Plant,  which   are  not
expected to exceed 20 allowances per year, will be transferred from our inventoried bank of allowances. We anticipate, based on current operations,  that the combined actual SO2 allowance  need  for  all affected  plant  facilities will exceed the  number  of  allowances awarded  to us annually by the EPA.  The SO2 allowances  needed  to compensate for this deficit will come from our inventoried bank  of
allowances.    The  inventoried  bank  of  allowances   should   be
sufficient  to  cover  the annual actual emissions  deficit  for  a
minimum of 10 years.   We currently have 35,000 banked allowances.
     NOx Emissions.  The Asbury Plant is in compliance with current
NOx  requirements  The Iatan Plant and the Riverton Plant are  each in compliance with the NOx limits applicable to them under the 1990
Amendments as currently operated.
      In  April  2000 the Missouri Department of Natural  Resources
promulgated  a  final  rule  addressing  the  ozone  moderate  non-
attainment  classification  of  the  St.  Louis  area.  The   final
regulation  set a maximum NOx emission rate of 0.25  lbs/mmBtu  for
Eastern  Missouri and a maximum NOx emission rate of  0.35lbs/mmBtu for  Western  Missouri.  The Iatan, Asbury, State Line  and  Energy
Center  facilities are affected by this regulation.  The compliance date  is  set  for May 1, 2003.  The Iatan, State Line  and  Energy
Center units presently meet this emission limit.  The Asbury  Plant
does  not.   The  regulation provides for a  NOx  emission  trading
program  and  for the generation of Early Reduction Credits  during the years 2000, 2001 and 2002.  Early Reduction Credits may be used for compliance during 2003 and 2004.  We are evaluating our options at this time.  In order to comply with the emission rate at Asbury, installation of a selective catalytic reduction system  appears  to be  the  most viable option.  However, NOx trading and the purchase of Early Reduction Credits may permit the delay of the installation until  2004  or 2005.  Also, the compliance date may be delayed  to coincide with the May 31, 2004 compliance date of the EPA's NOx SIP call which is applicable to Eastern Missouri.
      We have construction and operating permits for our State Line
Power Plant and have continuously operated in compliance with those permits since they went into operation on May 30, 1995 for Unit No.
1  and  June 18, 1997 for Unit No. 2.  In July 2000, we received  a request for information from the EPA regarding the State Line Power
Plant. The information request indicated that the State Line  Power
Plant  units should have an Acid Rain Permit under Title IV of  the
1990 Amendments to the Clean Air Act.  In response, in August 2000, we  applied  for  the required Acid Rain Permit with  the  Missouri
Department  of Natural Resources.  A continuous emission monitoring system has been installed on Unit No. 1.  Unit No. 2 has been  off-
line since September 2000 for construction work associated with its inclusion  in the new combined cycle unit.  A continuous monitoring system  will be installed and operational before the unit is placed back  in  service  in mid-2001.  Emission data requests  have  been submitted  for the year 2000 for both units.  As a result  of  this situation, we may be subject to fines but, at this time, we  cannot predict  the  final amount of such fines, if any.  Finalization  of the situation is expected in 2001.
     Water.   We  operate  under  the  Kansas  and  Missouri  Water
Pollution  Plans that were implemented in response to  the  Federal
Water  Pollution Control Act Amendments of 1972. The Asbury, Iatan,
Riverton, Energy Center and State Line facilities are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required.  The Asbury permit was  issued  in
2000.    The   Riverton   Plant's  National   Pollution   Discharge
Elimination System ("NPDES") Permit expired in September 2000.   We
have received the draft permit from the Kansas Department of Health and  Environment. This permit will be put on public notice in  2001 without any significant changes.  We continue to operate under  the
existing  permit until finalization of the new permit.   The  State
Line  Plant is currently in the process of applying for a new NPDES
Permit  pertaining to the expansion of the plant.  This  permit  is needed, and is expected to be issued, by July 2001.
     Other.    Under Title 5 of the 1990 Amendments, we must obtain
site  operating permits for each of our plants from the authorities in  the  state in which the plant is located. These permits,  which
are   valid  for  five  years,  regulate  the  plant  site's  total emissions;  including emissions from stacks, individual  pieces  of
equipment,  road  dust, coal dust and steam leaks.   We  have  been
issued  permits for Asbury, State Line and the Energy Center  Power
Plants.  The Riverton Plant has not been issued an operating permit at  this  time.  The State of Kansas requested that  we  draft  the
Title  V  Permit  and submit it to the state. The permit  has  been drafted and submitted.  We expect this permit will be issued during
2001.

Conditions Respecting Financing
      Our  Indenture  of Mortgage and Deed of Trust,  dated  as  of
September  1,  1944, as amended and supplemented (the  "Mortgage"),
and   our   Restated  Articles  of  Incorporation  (the   "Restated
Articles"),  specify earnings coverage and other  conditions  which must be complied with in connection with the issuance of additional
first  mortgage  bonds  or  cumulative  preferred  stock,  or   the
incurrence  of  unsecured  indebtedness.  The  Mortgage   generally
permits  the issuance of additional bonds only if net earnings  (as defined) for a specified twelve-month period are at least twice the annual  interest requirements on all bonds at the time outstanding, including the additional issue and all indebtedness of prior  rank.
Under  this test, on December 31, 2000, we could have issued  under the  Mortgage  approximately  $122.2 million  principal  amount  of additional  bonds  (at  an  assumed interest  rate  of  7.50%).  In
addition   to  the  interest  coverage  requirement,  the  Mortgage
provides that new bonds must be issued against, among other things, retired  bonds  or 60% of net property additions. At  December  31,
2000,  we had retired bonds and net property additions which  would enable the issuance of at least $223.4 million principal amount  of bonds.
      Under  the Restated Articles, (a) cumulative preferred  stock may  be  issued only if our net income available for  interest  and dividends  (as defined) for a specified twelve-month period  is  at least  1-1/2  times the sum of the annual interest requirements  on all  indebtedness  and  the  annual dividend  requirements  on  all cumulative preferred stock, to be outstanding immediately after the issuance  of  such  additional shares,  and  (b)  so  long  as  any
preferred   stock   is   outstanding,  the  amount   of   unsecured
indebtedness  outstanding may not exceed 20%  of  the  sum  of  the
outstanding secured indebtedness plus our capital and surplus.   We
redeemed all of our outstanding preferred stock on August  2,  1999 and  accordingly,  the  Articles do  not  restrict  the  amount  of unsecured indebtedness that we may have outstanding.

ITEM 2. PROPERTIES

Electric Facilities
       At   December  31,  2000,  we  owned  generating  facilities
(including  its  interest in Iatan Unit No. 1)  with  an  aggregate generating capacity of 878 megawatts.
      Our  principal electric generating plant is the Asbury  Plant with  213 megawatts of generating capacity. The Plant, located near
Asbury, Missouri, is a coal-fired generating station with two steam
turbine   generating  units.  The  Plant  presently  accounts   for
approximately  24%  of our owned generating capacity  and  in  2000 accounted  for  approximately 48% of the energy  generated  by  us.
Routine  plant maintenance, during which the entire Plant is  taken
out   of  service,  is  scheduled  once  each  year,  normally  for approximately four weeks in the spring. Every fifth year the spring outage  is  scheduled to be extended to a total  of  six  weeks  to permit  inspection of the Unit No. 1 turbine.  The last such outage was in 1996 and the next such extended outage is scheduled to occur between  September 15, 2001 and November 25, 2001, a total  of  ten
weeks.   The  2001 five-year major generator turbine inspection  is being extended to allow for the change out of Asbury's five cyclone burners  and  the  upgrading of the control  system  to  a  digital
system.   The  Unit No. 2 turbine is inspected approximately  every
35,000  hours  of  operations.  The unit can be overhauled  without
Unit No. 1 having to come off-line. When the Asbury Plant is out of service, we typically experience increased purchased power and fuel costs  associated with replacement energy.  This year's  outage  is being moved to the fall when the new State Line Combined Cycle Unit is  expected  to  be  operational to help  decrease  the  need  for
purchased  power.   See  Item  1  "Business  -  Regulation  -  Fuel
Adjustment   Clauses,"   for  additional   information   concerning
increased purchased power and fuel costs.
      Our  generating  plant located at Riverton, Kansas,  has  two
steam-electric  generating  units  with  an  aggregate   generating
capacity  of  92  megawatts and three gas-fired combustion  turbine units  with  an aggregate generating capacity of 44 megawatts.  The steam-electric  generating units burn coal as a  primary  fuel  and have  the  capability of burning natural gas.  The  last  five-year scheduled maintenance outage for the Riverton Plant occurred during the second quarter of 1998.
     We own a 12% undivided interest in the 670 megawatt coal-fired
Unit  No.  1  at  the  Iatan Generating Station  located  35  miles northwest of Kansas City, Missouri, as well as a 3% interest in the
site  and  a  12%  interest in certain common facilities.   We  are
entitled  to 12% of the unit's available capacity and are obligated to  pay  for  that percentage of the operating costs of  the  Unit.
Kansas  City  Power  &  Light  and  UtiliCorp  own  70%  and   18%,
respectively, of the Unit.  Kansas City Power & Light operates  the unit  for  the  joint  owners. See Note 10 of "Notes  to  Financial
Statements" under Item 8.
      We  also  have two combustion turbine peaking  units  at  the
Empire  Energy Center in Jasper County, Missouri, with an aggregate generating capacity of 180 megawatts.  These peaking units  operate on natural gas as well as oil.
     Our  State Line Power Plant, which is located west of  Joplin,
Missouri,  presently consists of two combustion turbine units  with an aggregate generating capacity of 253 megawatts. These units burn natural  gas as a primary fuel and have the capability  of  burning
oil.   Unit No. 1 was placed in service in mid-1995 and Unit No.  2 was  placed in service in mid-1997. On July 26, 1999, we and Westar
Generating, Inc., a subsidiary of Western Resources, Inc.,  entered into agreements for the construction, ownership and operation of  a
500-megawatt combined-cycle unit at the State Line Power Plant (the
"Combined  Cycle Unit").  This Combined Cycle Unit will consist  of the  combination  of  an additional combustion  turbine,  two  heat recovery  steam  generators  and  a  steam  turbine  and  auxiliary equipment with an already existing combustion turbine.  We will own an  undivided 60% interest in the Combined Cycle Unit  with  Westar
Generating  owning the remainder.  We are entitled to  60%  of  the capacity  of  the  Combined  Cycle Unit.  We  will  contribute  our existing  152-megawatt State Line Unit No. 2 combustion turbine  to
the   Combined  Cycle  Unit,  and  as  a  result,  upon  commercial
operation,   the   Combined  Cycle  Unit  will  provide   us   with
approximately 150 megawatts of additional capacity.  The total cost of  this  construction expansion project is estimated  to  be  $204 million.  Our  share of this amount, after the transfer  to  Westar
Generating  of  an undivided 40% joint ownership  interest  in  the existing State Line Unit No. 2 and certain other property  at  book value, is expected to be approximately $108 million.
     Our hydroelectric generating plant, located on the White River
at   Ozark  Beach,  Missouri,  has  a  generating  capacity  of  16 megawatts, subject to river flow.  We have a long-term license from
FERC   to  operate  this  plant  which  forms  Lake  Taneycomo   in
Southwestern Missouri.

      At  December  31, 2000, our transmission system consisted  of approximately 22 miles of 345 kV lines, 420 miles of 161 kV  lines,
754  miles  of  69  kV  lines and 81 miles of 34.5  kV  lines.  Its distribution system consisted of approximately 6,301 miles of line.
      Our electric generation stations are located on land owned in
fee.   We  own  a  3% undivided interest as tenant in  common  with
Kansas  City Power & Light and UtiliCorp in the land for the  Iatan
Generating  Station. We will own a similar interest in 60%  of  the land  used  for  the State Line Combined Cycle Unit.  Substantially
all  of  our electric transmission and distribution facilities  are located  either (1) on property leased or owned in  fee;  (2)  over streets, alleys, highways and other public places, under franchises or  other  rights;  or  (3)  over private  property  by  virtue  of easements  obtained from the record holders of title. Substantially all  of  our  property,  plant and equipment  are  subject  to  the
Mortgage.

Water Facilities
       We  also  own  and  operate  water  pumping  facilities  and distribution  systems  consisting of a total  of  approximately  80 miles of water mains in three communities in Missouri.


ITEM 3. LEGAL PROCEEDINGS

     No legal proceedings required to be disclosed by this Item are pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange. On
March 1, 2001, there were 7,060 record holders of our common stock.
The high and low sale prices for our common stock as reported by the New York Stock Exchange for composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter of 2000 and 1999 were as follows:

                         Price of Common Stock                 Dividends Paid
                           2000                1999              Per Share
                        High      Low       High      Low       2000     1999
      First Quarter  $ 23.125  $ 18.938  $ 25.625   $ 22.000   $ 0.32  $ 0.32
      Second Quarter   24.563    19.688    26.313     20.688     0.32    0.32
      Third Quarter    27.063    22.125    26.750     25.375     0.32    0.32
      Fourth Quarter   30.750    22.875    25.688     21.688     0.32    0.32

      Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock.
      The Mortgage and the Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of its common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944, (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. As of December 31, 2000, this dividend restriction did not affect any of our retained earnings.
       Our  Dividend  Reinvestment  and  Stock  Purchase  Plan  was
terminated on October 1, 2000 in compliance with terms of the merger agreement with UtiliCorp United Inc. We will implement a new Direct Stock Purchase and Dividend Reinvestment Plan effective in the second quarter 2001. Participants in this plan may acquire, at a 3% discount, newly issued common shares with reinvested dividends. Participants may also purchase, at market value, newly issued common shares with optional cash payments on a weekly basis. We will also offer participants the option of safekeeping for their stock certificates.
      On April 27, 2000, the Board of Directors approved a new shareholder rights plan to replace the existing shareholder rights plan which expired on July 25, 2000. At the Board of Directors meeting, the Directors declared a dividend distribution of one right for each share of our Common Stock to holders of record of our Common Stock at the close of business on July 26, 2000.
      The new shareholders rights plan provides each of the common stockholders one Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group ("Acquiring Person")) will be exercisable only if an Acquiring Person acquires 10% or more of our common stock or if certain other events occur. See Note 5 of "Notes to Financial Statements" under Item 8 for additional information.
      Our By-laws provide that K.S.A. Sections 17-1286 through 17-1298, the Kansas Control Share Acquisitions Act, will not apply to control share acquisitions of our capital stock.
     See Note 4 of "Notes to Financial Statements" under Item 8 for additional information regarding our common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

                                2000      1999       1998       1997      1996
Operating revenues         $ 260,003 $ 242,162  $ 239,858  $ 215,311 $ 205,984
Operating income           $  45,902 $  42,576  $  47,372  $  40,962 $  36,652
Total allowance for funds  $   5,775 $   1,193  $     409  $   1,226 $   1,420
 used during construction
Net income                 $  23,617 $  22,170(1)$ 28,323  $  23,793 $  22,049
Earnings applicable to        23,617    19,463(1)$ 25,912  $  21,377 $  19,633
 common stock
Weighted average number of
common shares outstanding 17,503,665 17,237,805 16,932,704 16,599,269 16,015,858
Basic and diluted earnings $    1.35  $   1.13(1)$   1.53  $   1.29  $      1.23
per weighted average shares
outstanding
Cash dividends per common  $    1.28  $     1.28 $   1.28  $   1.28  $      1.28
share
Common dividends paid as a
percentage of earnings
applicable to common stock     94.9%      114.5%    83.7%     99.4%       104.5%
Allowance for funds used
during construction as a
percentage of earnings
applicable to common stock     24.5%       6.2%      1.6%      5.7%         7.2%
Book value per common share
outstanding at end of year $   13.62  $   13.44  $  13.40  $  13.03  $     12.93
Capitalization:
  Common equity            $ 240,153  $ 234,188  $ 229,791 $ 219,034 $ 213,091
  Preferred stock without
    mandatory redemption   $       0  $       0  $  32,634 $  32,902 $  32,902
    provisions
 Long-term debt            $ 325,644  $ 345,850  $ 246,093 $ 196,385 $ 219,533
Ratio of earnings to fixed      2.25       2.70       3.32      3.01      3.11
 charges
Ratio of earnings to combined
 fixed charges and preferred
 stock dividend requirements    2.25       2.40       2.78      2.50      2.53
Total assets               $ 829,739  $ 731,409  $ 653,294 $ 626,465  $ 596,980
Utility plant in service
 at original cost          $ 918,622  $ 870,329  $ 831,496 $ 797,839  $ 717,890
Utility plant expenditures
 during the year           $ 129,965  $  69,642  $  47,366 $  53,280  $  59,373
(1)   Reflects $5,772,292 of merger costs associated with our proposed merger with UtiliCorp.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TERMINATED MERGER WITH UTILICORP

      Empire and UtiliCorp United Inc., a Delaware corporation ("UtiliCorp"), entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provided for a merger of our company with and into UtiliCorp, with UtiliCorp being the surviving corporation. The merger was conditioned, among other things, upon approvals of various federal and state regulatory agencies, with either company having the right to terminate the Merger Agreement if all regulatory approvals were not obtained by December 31, 2000. All approvals were not received by this date and UtiliCorp notified us on January 2, 2001 that it was exercising its right to terminate the Merger Agreement.
     On July 26, 2000, the FERC granted conditional approval to the Merger. On December 4, 2000, the Company received an order from the Administrative Law Judge ("ALJ") of the Arkansas Public Service Commission ruling that the proposed regulatory plan not be approved. In addition, the ALJ stated that he was unable to separate the application for approval of the merger and the proposed regulatory plan, and therefore could not conclude that the merger was consistent with the public interest, the standard for merger approval in Arkansas. On December 11, 2000, the Arkansas Public Service Commission issued an order adopting and affirming the December 4, 2000 order without modification. On December 14, 2000, we and UtiliCorp filed for a rehearing with the Arkansas Public Service Commission. The Oklahoma Corporation Commission approved the proposed merger on December 11, 2000 but did not address the proposed regulatory plan, indicating that such issues would be addressed if raised in future rate proceedings. The Missouri Public Service Commission approved the proposed merger on December 28, 2000 but rejected the proposed regulatory plan. The Kansas Corporation Commission had not yet ruled on the proposed merger and regulatory plan when the Merger Agreement was terminated by UtiliCorp on January 2, 2001.
   As a result of the termination of the merger by UtiliCorp, approximately $6.1 million in merger related expenses that were not tax deductible when incurred by us, have now become deductible.
This deduction was taken in January 2001, decreasing income tax expense and increasing operating income for the first quarter of 2001 by approximately $2.3 million.


RESULTS OF OPERATIONS
      The following discussion analyzes significant changes in the results of operations for the year ended December 31, 2000, compared to the year ended December 31, 1999, and for the year ended December 31, 1999, compared to the year ended December 31, 1998.

Operating Revenues and Kilowatt-Hour Sales
       Of our total electric operating revenues during 2000, approximately 42% were from residential customers, 30% from commercial customers, 16% from industrial customers, 5% from wholesale on-system customers and 3% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                   Kwh Sales       Revenues
                                 2000   1999      2000   1999
             Residential         10.1%  (2.6)%    9.9%   (1.8)%
             Commercial          5.8     1.2      5.2     2.7
             Industrial          2.8     2.8      4.1     3.1
             Wholesale On-       4.0    (0.6)     9.9    (2.3)
             System
              Total System       6.3     0.1      7.1     0.6

      Kwh sales and revenues for our on-system customers increased during 2000 primarily due to above-average temperatures in August and September of 2000 as well as unseasonably cold temperatures in November and December of 2000. Customer growth in 2000 remained at the same rate as experienced in 1999.
     Residential Kwh sales increased 10.1% with revenues increasing 9.9% as compared to 1999 primarily due to the weather conditions described above. Commercial Kwh sales increased 5.8% with revenues increasing 5.2% due to these weather conditions as well as continued increases in business activity throughout our service territory. Industrial classes also showed an increase in Kwh sales and revenues due to continued increases in business activity throughout our service territory.
     On-system wholesale Kwh sales increased 4.0% in 2000, reflecting these weather conditions. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to such FERC regulated sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.
      Kwh sales for our on-system customers increased slightly during 1999 while revenues increased slightly more than the corresponding increase in Kwh sales. Customer growth increased slightly in 1999 over the 1.8% growth rate in 1998. Despite above-average temperatures in July and August of 1999, residential Kwh sales decreased 2.6% with revenues decreasing 1.8% as compared to 1998. This decrease was primarily due to unusually mild temperatures during the second quarter of 1999, as well as in September, November and December, and the unusually warm second and third quarters of 1998. Commercial and industrial classes showed an increase in Kwh sales and revenues due to continued increases in business activity throughout the Company's service territory.
     On-system wholesale Kwh sales were down slightly in 1999, reflecting the mild temperatures. Revenues associated with these sales decreased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to such FERC regulated sales.
      On November 3, 2000, we filed a request with the Missouri Public Service Commission for a general annual increase in rates for our Missouri electric customers in the amount of $41,467,926, or 19.36%. This request is to allow us to recover expenses resulting from significantly higher natural gas prices than the levels contemplated by our existing rates as well as our investment in the Combined Cycle Unit currently under construction at the State Line Power Plant and other plant additions which have
occurred  since  our  last rate increase in  September  1997.   The
Missouri Commission has scheduled an evidentiary hearing for May 29, 2001 through June 8, 2001. Any rate increase approved as a result of the filing would not become effective before late in the third quarter of 2001. We cannot predict the extent of any increase which might be granted as a result of this filing.
      Because of the timing of the decision with respect to the November 2000 request and the resulting delay in recovery of permanent rates as well as the expectation of continuing high natural gas prices and increased gas usage when the State Line Combined Cycle Unit begins operation, we filed a request with the Missouri Public Service Commission on February 16, 2001 for an
interim increase in rates for our Missouri electric customers in the amount of $16,770,495, or 8.18%. We asked for this increase to be collected between March 1, 2001 and September 30, 2001, when we anticipate the permanent case could be concluded. On March 8, 2001 the Missouri Commission dismissed the interim case stating that Empire had failed to show that it was facing an emergency or near emergency situation, the standard for interim relief, and as a result no interim rate increase was granted. We will continue to actively pursue the permanent rate case described above.
      In addition to sales to our own customers, we sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. During 2000 revenues from such off-system transactions were approximately $10.6 million as compared to approximately $9.6 million in 1999 and approximately $8.3 million during 1998, despite a decline in Kwh sales for both years. The increase in revenues during 2000 while Kwh sales were declining was primarily the result of the ability to sell power at market-based rates. Pursuant to orders issued by the FERC and subsequent tariffs filed by us and SPP, these off-system sales have been opened up to competition. See "- Competition" below for more information on these open-access tariffs.
     Our future revenues from the sale of electricity will continue to be affected by economic conditions, business activities, competition, weather, fuel costs, regulation, the utilities' change from a regulated to a competitive environment, changes in electric rate levels and changing patterns of electric energy use by customers and our ability to receive adequate and timely rate relief.

Operating Revenue Deductions
      During 2000, total operating expenses increased approximately $19.5 million (15.3%) compared to the prior year. Total purchased power costs increased by approximately $20.5 million (46.0%) during 2000 reflecting increased demand in the third and fourth quarters
of  2000.   Decreased availability of some of our generating  units
during the third quarter of 2000 and escalating natural gas prices (which at times made it more economical to purchase power than to run our gas-fired units, particularly in September) added to the increase in purchased power. The Riverton Plant's coal-fired Unit No. 7 was out of service for its scheduled fall outage from September 15 to November 9 and Unit No. 8, also coal-fired, was out of service for its scheduled fall outage from September 29 to October 16. The State Line Plant's Unit No. 2 was taken out of service on September 12 to begin its transformation into a combined-cycle unit and will be out of service until the combined-cycle unit goes into commercial operation, which is scheduled for June 2001.
      Total fuel costs were up approximately $3.6 million (8.1%) during 2000 as compared to the same period in 1999 primarily reflecting the increased generation from the gas turbines at the Energy Center and the State Line Power Plant in the fourth quarter of 2000. The extremely cold temperatures in December resulted in a significant increase in the price of purchased power, making it more economical for us to run our gas-fired turbines. In addition, escalating natural gas prices made it more economical for the Energy Center to run its dual-fuel turbines mainly on oil in December. Natural gas prices were higher by 31.3% during 2000 as compared to 1999.
      Merger related expenses, which were not tax deductible when they were incurred, were $5.4 million (94.3%) less during 2000 as compared to 1999.
      Other operating expenses increased approximately $0.7 million (2.3%) during 2000, compared to 1999, mainly due to a $0.5 million addition to the bad debt reserve in the third quarter. Maintenance and repairs expense decreased approximately $1.6 million (9.5%)
during   2000  primarily  due  to  decreased  maintenance  on   the
combustion turbines at Energy Center as well as decreased levels of distribution maintenance.
      Depreciation and amortization expense increased approximately $1.4 million (5.4%) during 2000, compared to 1999, due to increased levels of plant and equipment placed in service. Total provision for income taxes decreased approximately $4.5 million (28.3%) during 2000 due primarily to lower taxable income. See Note 9 of "Notes to Financial Statements" under Item 8 for additional
information   regarding  income  taxes.   Other   taxes   decreased
approximately $0.3 million (2.6%) during the year.
     During  1999, total operating expenses increased approximately
$6.1  million  (5.1%) compared to the prior year.   Merger  related
expenses, which were not tax deductible when they were incurred, contributed $5.8 million to this increase.
     Total purchased power costs decreased by approximately $2.9 million (6.0%) during 1999, primarily due to increased availability of our generating units. The Asbury Plant set a new continuous run record of 190 days in 1999. Total fuel costs were up approximately $3.4 million (8.1%) during 1999 as compared to the same period in 1998 primarily reflecting the increased generation from the gas turbines at the State Line Power Plant. The hot temperatures in July and August resulted in a significant increase in the price of purchased power, making it more economical for us to run our gas turbines during those months. In addition, natural gas prices were higher by 1.5% during 1999 as compared to 1998, contributing to the increase.
      Other operating expenses decreased slightly by approximately $0.1 million (0.4%) during 1999, compared to 1998. Maintenance and repairs expense decreased approximately $1.2 million (6.7%) during 1999 primarily due to decreased maintenance costs at Asbury and Riverton. The Riverton Plant had a five-year scheduled maintenance outage in 1998. These decreases offset maintenance and repairs expense resulting from a New Year's Day ice storm that interrupted
service  to  approximately  35,000  of  our  Missouri  and   Kansas
customers over a three day period.
      Depreciation and amortization expense increased approximately $1.4 million (5.6%) during 1999, compared to 1998, due to increased
levels  of  plant  and equipment placed in service.   Total  income
taxes decreased approximately $0.3 million (2.0%) during 1999 due primarily to lower taxable income during 1999. See Note 9 of "Notes to Financial Statements" under Item 8 for additional information regarding income taxes. Other taxes were up approximately $1.1 million (8.8%) during the year largely as a result of increased property taxes.

Nonoperating Items
      Total allowance for funds used during construction ("AFUDC") amounted to approximately 24.5% of earnings applicable to common stock during 2000, 6.1% during 1999, and 1.6% during 1998. AFUDC increased significantly during 2000 reflecting higher levels of construction work in progress related to the State Line Project. AFUDC increased during 1999 over the same period in 1998, also reflecting the higher levels of construction work in progress due mainly to the State Line Project. See Note 1 of "Notes to
Financial Statements" under Item 8. Total AFUDC will decrease following the completion of the State Line Project scheduled for June 2001.
      Interest charges on long-term debt increased $7.0 million (35.8%) during 2000 due to the issuance of $100 million of our unsecured Senior Notes in November 1999. Interest charges on long-term debt increased $1.5 million (8.6%) during 1999 as compared to the prior year due to the issuance of $50 million of our First Mortgage Bonds in April 1998 as well as the Senior Notes in
November 1999. The proceeds from the Senior Notes were used to repay short-term indebtedness, including approximately $33.1 million in commercial paper incurred in connection with our preferred stock redemption on August 2, 1999, as well as that incurred in connection with our construction program. The proceeds from our First Mortgage Bonds were added to our general funds and were used to repay $23 million of our First Mortgage Bonds due May 1, 1998 and to repay short-term indebtedness, including that incurred in connection with our construction program. Commercial paper interest decreased $0.4 million (25.4%) during the year due to decreased usage of short-term debt for financing purposes. Interest income increased $0.1 million (27.5%), reflecting the higher balances of cash available for investment.

Earnings
      Basic and diluted earnings per weighted average share of common stock were $1.35 during 2000 compared to $1.13 in 1999. Excluding merger related expenses, earnings per share would have been $1.37 during 2000 compared to $1.46 in 1999. Earnings per share, although higher because of favorable weather conditions, increased AFUDC and decreased merger expenses, were negatively impacted by significantly increased natural gas prices and purchased power costs.
      Basic and diluted earnings per weighted average share of common stock were $1.13 during 1999 compared to $1.53 in 1998. Earnings per share were down primarily due to the $5.8 million in merger costs incurred during 1999, as well as $1.3 million in excess consideration paid on redemption of our preferred stock. Earnings for 1999 were also negatively impacted by mild temperatures and increased interest expense. Excluding the $5.8 million in merger costs, earnings per share would have been $1.46.
      We anticipate that assuming normal weather conditions and continued high natural gas prices, our earnings in 2001 are likely to decline until we receive adequate and timely rate relief as a result of the permanent rate increase we are seeking as disclosed above.
      In addition, earnings for the first quarter of 2001 will reflect the reversal of the non-deductibility of merger related expenses as discussed above. This will have the effect of increasing net income for the first quarter by approximately $2.3 million. Earnings for the first quarter of 2001 will also reflect $1.2 million of expenses related to severance benefits incurred under our Change in Control severance pay plan.

Competition

      Federal regulation, such as The National Energy Policy Act of 1992 (the "Energy Act") has promoted and is expected to continue to promote competition in the electric utility industry. The Energy Act, among other things, eases restrictions on independent power producers, delegates authority to the FERC to order wholesale wheeling and grants individual states the power to order retail wheeling. At this time, Oklahoma and Arkansas are the only states in which we operate that have taken any such action.
     In Missouri, the Public Service Commission adopted an order in 1997 establishing a docket and creating a task force on retail electric competition. No legislative action has yet been taken and none is expected during the current year. In Kansas, although different bills have been introduced into the House and Senate, no legislative action has been taken. In Oklahoma, the Electric Restructuring Act of 1997 was passed by the Legislature and signed into law by the Governor. The bill, with a target date of July 1, 2002, was designed to provide for the orderly restructuring of the electric utility industry in the state and move the state toward open competition for electric generation. An Electric Utility Task Force was formed to study all issues in Oklahoma and to prepare legislation to provide a more comprehensive framework for the transition to retail open access. That legislation was defeated during the Oklahoma Legislature's 2000 session but will be debated again in the 2001 session. The target date of July 1, 2002 remains intact but an extension of this date will also be debated.
      The Arkansas Legislature passed a bill in April 1999 that would deregulate the state's electricity industry as early as
January  2002.   The bill would freeze rates for  three  years  for
residential and small business customers of utilities that seek  to
recover  stranded  costs,  and  freeze  rates  for  one  year   for
residential and small business customers of utilities, such as us, that do not seek to recover stranded costs. The Staff of the Arkansas Public Service Commission filed testimony in October 2000 recommending that the Commission encourage the legislature to extend the date for retail open access beyond the current statutory deadline of June 30, 2003. A bill supported by legislative leaders
and  the  governor was introduced in January 2001.   The  bill  was
enacted in February 2001 and will delay deregulation until October 2003 and give the Commission authority to set further delays in one-year increments until October 2005. Approximately 2.93% of our retail electric revenue for 2000 was derived from sales subject to Arkansas regulation.
      In April 1996, the FERC issued Order No. 888 which required all electric utilities that own, operate, or control interstate transmission facilities to file open access tariffs that offer all wholesale buyers and sellers of electricity the same transmission services that they provide themselves. The utility would have to take service under those tariffs for its own wholesale power
transactions.  Order  888  required  a  functional  unbundling   of
transmission and power marketing services. We and the Southwestern Power Pool ("SPP") have filed open access transmission tariffs covering these wholesale transmission services. The SPP tariff applies to most of the transmission services for which our tariff was designed. Where that is the case, we share revenues received from such transmission services with other members of the SPP based on a megawatt mile method of calculating transmission service
charges.   There  are,  however, limited  circumstances  where  our
tariff  still applies and we receive 100% of the revenues from  the
transmission  services.   The SPP tariff  will  continue  to  apply
unless and until a new tariff is filed as part of any regional transmission organization, or RTO, which we may join as discussed below.
      On December 15, 1999, the FERC issued Order No. 2000 which encourages the development of RTOs. RTOs are designed to control the wholesale transmission services of the utilities in its region. Order 2000 is intended to continue the process of promoting open and more competitive markets in bulk power sales of electricity that was begun with Order 888. The SPP filed with the FERC on December 30, 1999 for RTO status. This filing was rejected by the
FERC  as  not meeting certain requirements of its Order 2000.   The
SPP filed a second request in the fourth quarter of 2000 addressing
the  FERC's concerns and continuing to seek RTO status.   The  FERC
has not yet ruled on the modified filing. We do not expect the implementation of Order 2000 to have a significantly different impact on our results of operations than the implementation of Order 888 and the operation of the SPP tariff had.
     Several factors exist which may enhance our ability to compete
if  deregulation  occurs.   Historically,  we  have  been  able  to
generate and purchase power relatively inexpensively. Despite the increased natural gas prices and purchased power costs during 2000, our retail rates were still approximately 17% less than the electric industry average. In addition, less than 5% of our electric operating revenues are derived from sales to on-system wholesale customers, the type of customer for which the FERC is already requiring wheeling. Our reliance on purchased power should also be diminished when the State Line Combined Cycle Unit becomes operational later this year.
     We are continuing our investments in non-regulated businesses which we commenced in 1996. We now lease capacity on our broadband fiber optics network and provide electronic monitored security, decorative lighting and other energy services.

LIQUIDITY AND CAPITAL RESOURCES


      Our construction-related expenditures totaled approximately $133.9 million, $71.9 million, and $51.9 million in 2000, 1999 and 1998, respectively.
      A breakdown of our 2000 construction expenditures is as follows:

                                                Construction Expenditures
                                                  (amounts in millions)


                                                           2000
     New construction - State Line Combined Cycle Unit   $  75.5
     Distribution and transmission system additions         37.0
     Combustion turbine improvements and upgrades            7.3
     Additions and replacements - Asbury and Riverton        7.7
     Capitalized software costs                              0.6
     Fiber optics                                            1.9
     General and other additions                             3.9
      Total                                               $133.9

Approximately 25% of construction expenditures and other funds requirements for 2000 were satisfied internally from operations. The other 75% of such requirements were satisfied from short term borrowings and the issuance of $100 million aggregate principal amount of unsecured senior notes in November 1999. The unusually low percentage of these requirements that was satisfied internally from operations was due primarily to increased construction expenditures in 2000.
     We estimate that our construction expenditures will total approximately $63.3 million in 2001, $38.3 million in 2002 and $43.2 million in 2003. Of these amounts, we anticipate that we will spend $20.8 million, $22.8 million and $24.0 million in 2001, 2002 and 2003, respectively, for additions to our distribution system to meet projected increases in customer demand. These construction expenditure estimates also include approximately $25.0 million, $0.2 million and $1.1 million in 2001, 2002 and 2003 respectively, for the Combined Cycle Unit at the State Line Power Plant. The total cost of this construction expansion project is estimated to be $204 million. Our 60% share of this amount is approximately $122 million before considering our contribution of 40% of already existing property. However, after the transfer to Westar Generating of an undivided 40% joint ownership interest in the existing State Line Unit No.2 and certain other property at book value as described below, our net cash requirement is expected to be approximately $108 million, excluding AFUDC. For more information on the Combined Cycle Unit see Item 2, "Properties - Electric Facilities."
     Work is continuing and the Combined Cycle Unit is projected to be placed into commercial operation by the target date of June
2001. We experienced a tightening labor market for required skilled craftsmen during the third and fourth quarters of 2000 which resulted in increased project labor costs. The project is now fully staffed with the required skilled craftsmen and work is continuing. In April, we placed one of our contractors at the State Line Power Plant in default of its contract and awarded completion of the work to another. The contractor in default petitioned for arbitration, claiming that its contract was not terminated for fault but rather at our convenience and sought certain damages. We responded with a claim of our own against the contractor. The dispute was settled to both parties' satisfaction through mediation in January 2001.
     Westar Generating is responsible for 40% of our expenditures made in connection with the construction and operation of the Combined Cycle Unit. In addition, Westar Generating had been making monthly prepayments to us, the last of which was made in October 2000. These prepayments were for the future transfer to Westar Generating of its 40% joint ownership interest in the existing State Line Unit No. 2, as well as an interest in certain underlying and surrounding land and other property and equipment now owned by us. The Missouri and Arkansas Commissions have approved our application for permission to sell and transfer an interest in these assets to Westar Generating. The transfer of these assets is scheduled for March 2001. The prepayments are reflected in State Line advance payments on the balance sheet. See
Item 8, "Financial Statements and Supplementary Data."
     We estimate that internally generated funds will provide at least 75% of the funds required in 2001, 2002 and 2003 for estimated construction expenditures. As in the past, we intend to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of our common stock pursuant to our Employee Stock Purchase Plan and from internally-generated funds. Our Board of Directors authorized the termination of our Dividend Reinvestment and Stock Purchase Plan effective October 1, 2000 as contemplated by the Merger Agreement. Our Board of Directors voted at the February 1, 2001 meeting to reestablish a Dividend Reinvestment and Stock Purchase Plan for later this year. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements and have a $100 million line of credit. See Note 6 of "Notes to Financial Statements" regarding our line of credit. We financed our preferred stock redemption on August 2, 1999 with approximately $33.1 million in commercial paper. After redeeming all of our preferred stock, we are no longer restricted by our Articles as to the amount of unsecured indebtedness that we may have outstanding at any one time.
     On February 8, 2001, we filed an $80 million shelf registration statement with the SEC for issuance of our unsecured debt securities and preferred securities of two newly created trusts. This amount includes $30 million of unsold securities previously registered. On March 1, 2001, one of these newly created trusts, Empire District Electric Trust I, issued 2,000,000 8 1/2% Trust Preferred Securities (liquidation amount $25 per preferred security) in a public underwritten offering. Holders of the trust preferred securities are entitled to receive distributions at an annual rate of 8 1/2% of the $25 liquidation amount. Distributions are payable quarterly and are tax deductible by us. The sole asset of the trust is $51.6 million aggregate principal amount of 8 1/2% Junior Subordinated Debentures due March 1, 2031 issued by us. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities. We have entered into a limited guarantee of payment of distributions, redemption payments and payments in liquidation with respect to the trust preferred securities. This guarantee, when considered together with our obligations under the related debentures and indenture and the trust agreement governing the trust, provide a full and unconditional guarantee by us of amounts due on the outstanding trust preferred securities. The net proceeds of this offering were added to our general funds and were used to repay short-term indebtedness.
     We also have an effective shelf registration statement on file with the SEC under which up to an aggregate of $50 million of our common stock, first mortgage bonds and unsecured debt securities remain available for issuance. On November 19, 1999, we issued $100 million aggregate principal amount of our unsecured Senior Notes, the net proceeds of which were added to our general funds and were used to repay short-term indebtedness, including indebtedness incurred in connection with our preferred stock redemption and in connection with our construction program.
     On April 28, 1998, we sold to the public in an underwritten offering $50 million aggregate principal amount of our First Mortgage Bonds, 6 1/2% Series due 2010. The net proceeds from this sale were added to our general funds and were used to repay $23 million of our First Mortgage Bonds, 5.70% Series due May 1, 1998 and to repay short-term indebtedness, including indebtedness incurred in connection with our construction program.
      Following announcement of the merger with UtiliCorp, the ratings for our first mortgage bonds (other than the 5.20% Pollution Control Series due 2013 and the 5.30% Pollution Control Series due 2013) were placed on credit watch with downward implication by each of Moody's Investors Service and Standard & Poor's. Standard & Poor's removed the credit watch but kept the downward implication in January 2001 after the merger was terminated. As of December 31, 2000, the ratings for our securities were as follows:

                                     Moody's      Standard &
                                                    Poor's
       First Mortgage Bonds              A2         A-
       First Mortgage Bonds -            Aaa        AAA
         Pollution Control Series
       Senior Notes                      A3         Not Rated
       Commercial Paper                  P-1        A-2
       Trust Preferred Securities        baa1       BBB

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

      Interest Rate Risk. We are exposed to changes in interest rates as a result of significant financing through our issuance of commercial paper. We manage our interest rate exposure by limiting our variable-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. See Notes 6 and 7 of "Notes to Financial Statements" under Item 8 for further information.
     If market interest rates average 1% more in 2001 than in 2000, our interest expense would increase, and income before taxes would decrease by approximately $700,000. This amount has been determined by considering the impact of the hypothetical interest rates on our commercial paper balances as of December 31, 2000. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
      Commodity Price Risk. We are exposed to the impact of market fluctuations in the price and transportation costs of coal, natural gas, and electricity and employ established policies and procedures to manage the risks associated with these market fluctuations. At this time none of our commodity purchase or sale contracts meet the definition of financial instruments.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA






                   Report of Independent Accountants


To the Board of Directors and Stockholders of The Empire District Electric Company


In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of The Empire District Electric Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 44 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting
the  amounts  and  disclosures  in  the  financial   statements,
assessing   the  accounting   principles  used  and  significant
estimates  made  by  management,  and   evaluating  the  overall
financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


St. Louis, Missouri
January 31, 2001

Balance Sheet
                                                    December 31,
                                                2000          1999
Assets
 Utility plant, at original cost:
  Electric                                $ 921,033,228 $ 871,263,673
  Water                                       7,528,233     7,023,246
  Construction work in progress             120,126,571    41,712,243
                                          1,048,688,032   919,999,162
  Accumulated depreciation                  328,370,253   303,951,518
                                            720,317,779   616,047,644
 Current assets:
  Cash and cash equivalents                   2,490,580    20,778,856
  Accounts receivable - trade, net           19,960,839    17,377,963
  Accrued unbilled revenues                  11,824,546     6,660,318
  Accounts receivable - other                 3,631,654     6,726,734
  Fuel, materials and supplies               14,589,253    15,978,790
  Prepaid expenses                            3,034,716     1,129,021
                                             55,531,588    68,651,682
 Noncurrent assets and deferred charges:
  Regulatory assets                          36,590,292    37,075,852
  Unamortized debt issuance costs             3,769,628     4,175,240
  Other                                      13,530,017     5,458,466
                                             53,889,937    46,709,558
      Total Assets                       $  829,739,304 $ 731,408,884

Capitalization and Liabilities
 Common stock, $1 par value, 20,000,000 shares
  authorized, 17,596,530 and 17,369,855 shares
  issued and outstanding, respectively   $   17,596,530 $  17,369,855
 Capital in excess of par value             168,439,089   163,909,731
 Retained earnings                           54,117,292    52,908,432
     Total common stockholders' equity      240,152,911   234,188,018
 Long-term debt                             325,643,766   345,850,169
                                            565,796,677   580,038,187
 Current liabilities:
  Current maturities of long-term debt       20,000,000         -
   (Note 6)
  Accounts payable and accrued liabilities   35,782,456    25,232,221
  Commercial paper                           69,500,000         -
  Customer deposits                           3,789,583     3,686,691
  Taxes accrued                               1,823,513         -
  Interest accrued                            5,402,131     5,026,356
                                            136,297,683    33,945,268
 Commitments and Contingencies (Note 11)
 Noncurrent liabilities and deferred credits:
  Regulatory liability                       14,170,175    15,295,992
  Deferred income taxes                      83,581,349    78,913,545
  Unamortized investment tax credits          7,231,000     7,811,000
  Postretirement benefits other than pensions 4,835,897     4,592,721
  State Line advance payments                14,399,757     7,895,241
  Other                                       3,426,766     2,916,930
                                            127,644,944   117,425,429
    Total Capitalization and Liabilities  $ 829,739,304 $ 731,408,884

The accompanying notes are an integral part of these financial statements.

Statement of Income

                                         Year ended December 31,
                                 2000             1999             1998
Operating revenues:
 Electric                  $  258,937,329   $  241,065,202   $  238,800,831
 Water                          1,066,129        1,096,338        1,057,460

                              260,003,458      242,161,540      239,858,291
Operating revenue deductions:
 Operating expenses:
  Fuel                         48,899,577       45,251,427       41,876,064
  Purchased power              65,238,096       44,696,792       47,572,541
  Merger related expenses         327,397        5,772,292            -
  Other                        32,570,495       31,833,132       31,972,081
                              147,035,565      127,553,643      121,420,686

 Maintenance and repairs       14,795,210       16,345,268       17,522,871
 Depreciation and amortization 27,783,573       26,366,695       24,980,637
 Provision for income taxes    11,375,000       15,862,429       16,190,000
 Other taxes                   13,112,095       13,457,782       12,372,321
                              214,101,443      199,585,817      192,486,515
Operating income               45,902,015       42,575,723       47,371,776
Other income and deductions:
 Allowance for equity funds used
  during construction           2,373,710           56,845            8,938
 Interest income                  641,602          503,355          263,801
 Other - net                     (660,285)        (662,118)        (840,557)
                                2,355,027         (101,918)        (567,818)
Income before interest     $   48,257,042   $   42,473,805   $   46,803,958
  charges
Interest charges:
 Long-term debt                26,355,901       19,402,734       17,873,833
 Allowance for borrowed funds
  used during construction     (3,401,325)      (1,135,776)        (400,044)
 Other                          1,685,312        2,036,708        1,006,831
                               24,639,888       20,303,666       18,480,620
Net income                     23,617,154       22,170,139       28,323,338

Preferred stock dividend requirements  -         1,403,025        2,411,784
Excess consideration on redemption of
 preferred stock                       -         1,304,504              -

Net income applicable to   $   23,617,154   $   19,462,610   $   25,911,554
  common stock
Weighted average number of
 common shares outstanding     17,503,665       17,237,805       16,932,704

Basic and diluted earnings per weighted
 average share of common stock $     1.35   $         1.13   $         1.53

Dividends per share of
 common stock              $         1.28   $         1.28   $         1.28

The accompanying notes are an integral part of these financial statements.

Statement of Common Stockhloder's Equity

                                           Year ended December 31,
                                      2000           1999          1998
Common stock, $1 par value:
 Balance, beginning of year     $  17,369,855  $  17,108,799  $  16,776,654
 Stock/stock units issued through:
  Dividend reinvestment and stock
   purchase plan                      185,622        223,910        259,267
  Employee benefit plans               41,053         37,146         72,878

      Balance, end of year      $  17,596,530  $  17,369,855  $  17,108,799

Capital in excess of par value:
 Balance, beginning of year     $ 163,909,731  $ 156,975,596  $ 150,784,239
 Excess of net proceeds over
  par value of stock issued:
  Stock plans                       4,529,358      6,934,135      6,191,357

      Balance, end of year      $ 168,439,089  $ 163,909,731  $ 156,975,596

Retained earnings:
 Balance, beginning of year     $  52,908,432  $  55,706,779  $  51,472,897
 Net income                        23,617,154     22,170,139     28,323,338

                                   76,525,586     77,876,918     79,796,235

 Less dividends declared:
  8 1/8% preferred stock               -           1,349,474      2,027,390
  5% preferred stock                   -             124,642        195,090
  4 3/4% preferred stock               -             126,094        190,000
  Common stock                     22,408,294     22,063,772     21,676,976

                                   22,408,294     23,663,982     24,089,456
 Less:  excess consideration on
  redemption of preferred stock        -           1,304,504         -

      Balance, end of year      $  54,117,292  $  52,908,432  $  55,706,779

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

                                           Year ended December 31,
                                       2000          1999          1998
Operating activities
Net income                       $  23,617,154  $  22,170,139  $  28,323,338
Adjustments to reconcile net
income to cash flows:
 Depreciation and amortization      31,240,530     29,672,416     28,323,595
 Pension income                     (7,780,497)    (4,325,229)    (2,239,850)
 Deferred income taxes, net          2,053,000      4,480,000      3,390,000
 Investment tax credit, net           (580,000)      (580,000)      (580,000)
 Allowance for equity funds used
  during construction               (2,373,710)       (56,845)        (8,938)
 Issuance of common stock for
  401(k) plan                          760,405        753,203        702,801
 Issuance of common stock units for
  director retirement plan              84,000         84,000        711,000
 Other                                    -              -            66,955
 Cash flows impacted by changes in:
  Accounts receivable and accrued
   unbilled revenues                (4,652,024)    (9,309,949)      (584,001)
  Fuel, materials and supplies       1,389,537       (274,112)    (2,489,610)
  Prepaid expenses and deferred charges
                                     1,427,249)    (3,050,794)     2,431,806
  Accounts payable and accrued
 liabilities                        10,550,235      8,135,949      2,233,691
  Customer deposits, interest
 and taxes accrued                   2,302,180        971,596         84,941
  Other liabilities and other
 deferred credits                      753,012        434,255     (1,883,100)
     Net cash provided by
operating activities                55,936,573     49,104,629     58,482,628
Investing activities
 Construction expenditures        (133,933,927)   (71,935,978)   (51,917,153)
 Allowance for equity funds used
  during construction                2,373,710         56,845          8,938
     Net cash used in
 investing activities             (131,560,217)   (71,879,133)   (51,908,215)
Financing activities
 Proceeds from issuance of
 first mortgage bonds           $      -       $       -       $  49,672,000
 Proceeds from issuance of
 senior notes                          -           99,818,000          -
 Proceeds from issuance of
 common stock                        3,911,628      6,357,989      5,109,701
 Redemption of preferred stock         -          (32,634,263)         -
 Reacquired preferred stock            -               -            (267,537)
 Excess consideration on
 redemption of preferred stock         -           (1,304,504)         -
 Dividends                         (22,408,294)   (23,663,982)   (24,089,456)
 Repayment of first mortgage bonds    (286,000)      (110,000)   (23,000,000)
 Net proceeds (repayments) from
  short-term borrowings             69,500,000    (14,500,000)   (13,500,000)
 Payment of debt issue costs           113,518       (797,837)      (551,687)
 State line advance payments         6,504,516       7,895,241         -
     Net cash provided by/(used in)
       financing activities         57,335,368      41,060,644    (6,626,979)
Net (decrease) increase in cash
 and cash equivalents              (18,288,276)     18,286,140       (52,566)
Cash and cash equivalents,
 beginning of year                  20,778,856       2,492,716     2,545,282
Cash and cash equivalents,
 end of year                     $   2,490,580   $  20,778,856  $  2,492,716

Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Interest paid was $26,485,000, $19,301,000, $17,439,000, for the years ended December 31, 2000, 1999 and 1998, respectively. Income taxes paid were $8,801,000, $12,221,000 and $14,088,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The accompanying notes are an integral part of these financial statements.

1.   Summary of Accounting Policies

     The Company is subject to regulation by the Missouri Public Service Commission (MoPSC), the State Corporation Commission of the State of Kansas (KCC), the Corporation Commission of Oklahoma (OCC), the Arkansas Public Service Commission
     (APSC) and the Federal Energy Regulatory Commission (FERC). The accounting policies of the Company are in accordance with the rate-making practices of the regulatory authorities and, as such, conform to generally accepted accounting principles as applied to regulated public utilities. The Company's electric revenues in 2000 were derived as follows: residential 42%, commercial 30%, industrial 16%, wholesale 8% and other 4%. Following is a description of the Company's significant accounting policies:

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

     Depreciation
     Provisions for depreciation are computed at straight-line rates as approved by regulatory authorities. Such provisions approximated 3.2%, 3.2% and 3.2% of depreciable property for 2000, 1999 and 1998, respectively. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $29,664,000, $28,135,000 and $26,655,000,
     respectively

     Computations of Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding under the assumed exercise of dilutive stock options and their equivalents. The weighted average number of common shares outstanding used to compute basic earnings per share for the 2000, 1999 and 1998 periods was 17,503,665, 17,237,805 and 16,932,704, respectively.
     Dilutive stock options for the 2000, 1999 and 1998 periods were 7,105, 5,290 and 7,775, respectively.

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

     In accordance with the methodology prescribed by FERC, the Company utilized aggregate rates of 8.4% for 2000, 5.4% for 1999 and 5.9% for 1998 (on a before-tax basis) compounded semiannually.

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

     Accrued Unbilled Revenue
     The Company accrues estimated, but unbilled, revenue and also a liability for the related taxes.

     Accumulated Provision for Uncollectible Accounts
     The accumulated provision for uncollectible accounts was $964,000 at December 31, 2000 and $372,000 at December 31,
     1999.

     Franchise Taxes
     Franchise taxes are collected for and remitted to their respective cities. Operating revenues include franchise taxes of $4,560,000, $4,400,000, and $4,400,000 for each of
     the   years   ended  December  31,  2000,  1999  and   1998,
     respectively.

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

2.   Merger Agreement

     The Company and UtiliCorp United, Inc., a Delaware corporation ("UtiliCorp"), entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provided for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger").

     The Merger was unanimously approved by the Boards of Directors of the constituent companies. The Merger Agreement required the Company to redeem all of its outstanding preferred stock according to its terms prior to the closing.

     On   August  2,  1999,  the  Company  redeemed  all  of  its
     outstanding preferred stock for approximately $34,200,000. The Company called a special meeting of stockholders on September 3, 1999, for the purpose of voting on the proposed merger with UtiliCorp. The merger proposal passed with 76.3% of the Company's outstanding shares being voted in favor of the proposal.

     Under the terms of the Merger Agreement, either company could terminate the Merger Agreement without penalty if all regulatory approvals were not obtained prior to December 31, 2000. On January 2, 2001, UtiliCorp exercised its right to terminate the Merger Agreement based on the aforementioned clause. Upon termination of the merger, approximately $6.1 million of merger related costs that had not been deductible for income tax purposes became deductible. As a result, the Company will recognize a tax benefit of approximately $2.3 million in the first quarter of 2001.

     The stockholder approval of the merger effected a change in control under the Company's Change in Control Severance Pay Plan (the "Plan"). Certain key employees became eligible to receive compensation as specified under the terms of the Plan. The termination of the Merger did not relieve the Company of its obligation under the Plan. As of December 31, 2000, the Company had incurred approximately $194,000 of obligations to individuals electing voluntary termination under the Plan. Subsequent to that date, the Company incurred approximately $1,154,000 in additional obligations under the Plan.

3.   Regulatory Matters

     During the three years ending December 31, 2000, the following rate changes were requested or in effect:

     Arkansas
     On February 19, 1998, the Company filed a request with the APSC to increase rates in Arkansas by $618,000 annually. An agreement was reached to stipulate an increase of $359,000 on June 16, 1998, and the Company received an order from the Arkansas Commission on July 21, 1998 approving the stipulated rate increase.

     Missouri
     On  November 3, 2000, the Company filed a request  with  the
     MoPSC   to  increase  rates  in  Missouri  by  approximately
     $41,500,000 annually. The request is currently under review by the MoPSC.

     Effects of Regulation
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), the Company's financial statements reflect ratemaking policies prescribed by the regulatory commissions having jurisdiction over the Company (the MoPSC, the KCC, the OCC, the APSC and the
     FERC).

     Certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and
     recovered  from  or  refunded to customers.   As  such,  the
     Company  has  recorded certain regulatory assets  which  are expected to result in future revenues as these costs are recovered through the ratemaking process. Historically, all costs of this nature which are determined by the Company's regulators to have been prudently incurred have been recoverable through rates in the course of normal ratemaking procedures and the Company believes that the items detailed below will be afforded similar treatment.

     The Company recorded the following regulatory assets and regulatory liability which are being amortized over periods of up to 25 years:

                                                  December 31,
                                                2000          1999

     Regulatory Assets
      Income taxes                        $  25,724,995  $  24,236,008
      Unamortized loss on reacquired debt     8,270,284      8,811,488
      Coal contract restructuring costs       1,383,848      1,882,941
      Gas supply realignment costs              559,370        829,773
      Asbury five year maintenance              263,105        894,567
      Other postretirement benefits             388,690        421,075

       Total Regulatory Assets            $  36,590,292  $  37,075,852

     Regulatory Liability

      Income taxes                        $  14,170,175  $  15,295,992

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

     In Missouri, the Public Service Commission adopted an order in 1997 establishing a docket and creating a task force on retail electric competition. No legislative action has yet been taken and none is expected during 2001. In Kansas, although different bills have been introduced into the House and Senate, no legislative action has been taken.

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

     The Arkansas Legislature passed a bill in April 1999 that would deregulate the state's electricity industry as early as January 2002. The bill would freeze rates for three years for residential and small business customers of utilities that seek to recover stranded costs, and freeze rates for one year for residential and small business customers of utilities, such as the Company, that do not seek to recover stranded costs. The Staff of the Arkansas Public Service Commission filed testimony in October 2000 recommending that the Commission encourage the legislature to extend the date for retail open access beyond the current legal deadline of June 30, 2003. A bill supported by legislative leaders and the governor was introduced in January 2001. The bill was enacted in February 2001 and will delay deregulation until October 2003 and give the Commission authority to set further delays in one-year increments until October 2005. Approximately 2.93% of the Company's retail electric revenue for 2000 was derived from sales subject to Arkansas regulation.

4.   Common Stock

     On August 1, 1998, the Company implemented a new stock unit plan for directors (the Director Retirement Plan) to provide directors the opportunity to accumulate retirement benefits in the form of common stock units in lieu of cash which was how benefits accumulated under the previous cash retirement plan for directors. The new Director Retirement Plan also provided directors the opportunity to convert previously earned cash retirement benefits to common stock units. 100,000 shares are authorized under this new plan. Each common stock unit earns dividends in the form of common stock units and can be redeemed for one share of common stock upon retirement by the director. The number of units granted annually is computed by dividing the director's retainer fee by the fair market value of the Company's common stock on January 1 of the year the units are granted. Common stock unit dividends are computed based on the fair market value of the Company's stock on the dividend's record date. During 2000, 3,759 units were granted under the Director Retirement Plan for services provided in 2000 and 2,469 units were granted pursuant to the reinvestment plan described below.

     The Company's Dividend Reinvestment and Stock Purchase Plan (the Reinvestment Plan), which was terminated effective October 1, 2000, allowed common and preferred stockholders to reinvest dividends paid by the Company into newly issued shares of the Company's common stock at 95% of the market price average. Stockholders were also allowed to purchase, for cash and within specified limits, additional stock at 100% of the market price average. Participants in the Reinvestment Plan did not pay commissions or service charges in connection with purchases under the Reinvestment Plan. The Company is in the process of instituting a similar plan during fiscal 2001.

     The Company's Employee Stock Purchase Plan, which terminates on May 31, 2003, permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. Contingent employee stock purchase subscriptions outstanding and the maximum prices per share were 40,880 shares at $21.83, 63,985 shares at $23.35, 50,368 shares at $18.34 on
     December 31, 2000, 1999 and 1998, respectively. Shares were issued at $21.26 per share in 2000, $18.34 per share in 1999, and $15.53 per share in 1998.

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

     During February 2000, February 1999 and January 1998, grants
     for  2,160,  1,144,  and  1,535  shares,  respectively,   of
     restricted stock were made to qualified employees under  the
     Stock  Incentive  Plan.   For  grants  made  to  date,   the
     restrictions typically lapse and the shares are issuable to employees who continue service with the Company three years from the date of grant. For employees whose service is
     terminated  by  death,  retirement,  disability,  or   under
     certain circumstances following a change in control of the Company prior to the restrictions lapsing, the shares are issuable immediately. For other terminations, the grant is
     forfeited.   During 2000, 1999 and 1998,  3,368,  3,300  and
     2,641  shares,  respectively, were issued  under  the  Stock
     Incentive  Plan.   No options have been  granted  under  the
     Stock Incentive Plan. In 1996, the Company adopted the disclosure-only method under SFAS 123, "Accounting for Stock-
     Based  Compensation."   If the fair value  based  accounting
     method under this statement had been used to account for stock-based compensation costs, the effect on 2000, 1999 and 1998 net income and earnings per share would have been immaterial.

     The  Company's Employee 401(k) Retirement Plan  (the  401(k)
     Plan) allows participating employees to defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each employee's deferrals by contributing shares of the Company's common stock, such matching contributions not to exceed 3% of the employee's annual compensation. The Company contributed 33,926, 30,404 and 33,274 shares of common stock in 2000, 1999 and 1998, respectively, valued at market prices on the dates of contributions. The stock issuances to effect the contributions were not cash transactions and are not reflected as a source of cash in the Statement of Cash Flows.

     At December 31, 2000, 1,073,616 shares remain available for issuance under the foregoing plans.

5.   Preferred Stock

     The   Company  has  2,500,000  shares  of  preference  stock
     authorized,   including   500,000   shares   of   Series   A
     Participating Preference Stock, none of which have been issued.

     The Company has 5,000,000 shares of $10.00 par value cumulative preferred stock authorized.
     There was no preferred stock issued and outstanding at December 31, 2000 or 1999.

     On August 2, 1999 the Company redeemed all outstanding 5%, 4_%, and 81/8% series of cumulative preferred stock. Holders were paid the following amounts per share plus accumulated and unpaid dividends: 5% cumulative - $10.50
     (aggregate  amount  $4,009,110);  4_%  cumulative  -  $10.20
     (aggregate amount $4,080,000); and 81/8 cumulative - $10 (aggregate amount $24,809,980).

     On February 8, 2001, the Company filed a registration statement with the Securities and Exchange Commission allowing the Company to sell $80,000,000 of preferred securities, including $30,000,000 of unsold securities
     previously   registered   under  a   separate   registration
     statement.

     Preference Stock Purchase Rights
     On April 27, 2000, the Board of Directors approved a new shareholder rights plan to replace the existing shareholder rights plan which expired on July 25, 2000. The new shareholder rights plan provides each of the common stockholders one Preference Stock Purchase Right ("Right") for each share of common stock owned as compared to one-half of one right per common share under the prior shareholder rights plan. Each Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one one-hundredth share, subject to adjustment. The Rights (other than those held by an acquiring person or group (Acquiring Person)), which expire July 25, 2010, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. The Rights may be redeemed by the Company in whole, but not in part, for $0.01 per Right, prior to 10 days after the first public announcement of the acquisition of 10% or more of the Company's common stock by an Acquiring Person. The Company had 17,544,600 and 8,663,648 Preference Stock Purchase Rights (Rights) outstanding at December 31, 2000 and 1999, respectively.

     In addition, upon the occurrence of a merger or other business combination, or an event of the type described in the preceding paragraph, holders of the Rights, other than an Acquiring Person, will be entitled, upon exercise of a Right, to receive either common stock of the Company or common stock of the Acquiring Person having a value equal to two times the exercise price of the Right. Any time after an Acquiring Person acquires 10% or more (but less than 50%) of the Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the Acquiring Person) for common stock of the Company on a one-for-one basis.

6.   Long-Term Debt

     The principal amount of all series of first mortgage bonds outstanding at any one time is limited by terms of the mortgage to $1,000,000,000. Substantially all property, plant and equipment is subject to the lien of the mortgage.
     At December 31, 2000 and 1999 the long-term debt outstanding was as follows:
                                             2000           1999
     First mortgage bonds:
      7 1/2% Series due 2002            $  37,500,000  $  37,500,000
      7.60% Series due 2005                10,000,000     10,000,000
      81/8% Series due 2009 (1)            20,000,000     20,000,000
      6 1/2% Series due 2010               50,000,000     50,000,000
      7.20% Series due 2016                25,000,000     25,000,000
      9 3/4% Series due 2020                2,250,000      2,250,000
      7% Series due 2023                   45,000,000     45,000,000
      7 3/4% Series due 2025               30,000,000     30,000,000
      7 1/4% Series due 2028               13,330,000     13,616,000
      5.3% Pollution Control Series
        due 2013                            8,000,000      8,000,000
      5.2% Pollution Control Series
        due 2013                            5,200,000      5,200,000

                                          246,280,000    246,566,000

     Senior Notes, 7.70% Series
        due 2004                          100,000,000    100,000,000

       Less unamortized net discount         (636,234)      (715,831)

       Less current maturities of
        long-term debt                    (20,000,000)          -

                                        $ 325,643,766  $ 345,850,169

     (1) Holders of this series have the right to require the Company to repurchase all or any portion of the bonds at a price of 100% of the principal amount plus accrued interest, if any, on November 1, 2001. Holders must apply for this redemption during the period
          September 1, 2001 to October 1, 2001.

     The carrying amount of the Company's long-term debt was $345,643,766 and $345,850,169 at December 31, 2000 and 1999,
     respectively, and its fair market value was estimated to be approximately $333,748,477 and $329,118,000, respectively. This estimate was based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation. The estimated fair market value may not represent the actual value that could have been realized as of year-end or that will be realizable in the future.

     At December 31, 2000, the Company had a $50,000,000 unsecured line of credit. Borrowings are at the higher of the bank's prime commercial rate or 50 basis points above the Federal overnight Fed Funds rate and are due 370 days from the date of each loan, not to exceed June 27, 2001, the final credit expiration date. The Company also had a $25,000,000 unsecured line of credit at December 31, 2000, bearing interest based on the bank's prime commercial rate. This unsecured line of credit expires on July 31, 2001. These arrangements do not serve to legally restrict the use of the Company's cash. The lines of credit are also utilized to support the Company's issuance of commercial paper although they are not assigned specifically to such support. There were no outstanding borrowings under these agreements at December 31, 2000 or 1999.

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

7.   Short-term Borrowings

     Short-term commercial paper outstanding and notes payable averaged $17,846,995 and $30,796,000 daily during 2000 and
     1999, respectively, with the highest month-end balances being $69,500,000 and $65,000,000, respectively. The weighted daily average interest rates during 2000, 1999 and 1998 were 7.0%, 5.4% and 5.9%, respectively. The weighted average interest rates of borrowings outstanding at December 31, 2000 and 1999 were, 7.77% and 6.12%, respectively.

8.   Retirement Benefits

     Pensions
     In   1998,   the  Company  adopted  Statement  of  Financial
     Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

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

     The  following table sets forth the plan's projected benefit obligation,  the  fair value of the plan's  assets  and  its funded status:
                                           2000        1999          1998

     Benefit obligation at
      beginning of year              $ 72,288,124  $ 77,285,598  $ 78,360,097
     Service cost                       2,182,798     2,516,067     2,400,303
     Interest cost                      5,579,276     5,368,097     5,046,012
     Amendments                             -         1,744,656         -
     Actuarial (gain)/loss               (250,025)  (10,076,097)   (4,065,095)
     Benefits paid                     (4,582,209)   (4,550,197)   (4,455,719)

     Benefit obligation
      at end of year                 $ 75,217,964  $ 72,288,124  $ 77,285,598

                                         2000          1999         1998
     Fair value of plan assets at
      beginning of year            $ 104,485,842  $  93,153,901  $ 82,106,242
     Actual return on plan assets     (1,005,567)    15,882,138    15,503,378
     Benefits paid                    (4,582,209)    (4,550,197)   (4,455,719)

     Fair value of plan assets at
      end of year                  $  98,898,066  $ 104,485,842  $ 93,153,901

     Funded status                 $  23,680,102  $  32,197,718  $ 15,868,303
     Unrecognized net assets at
      January 1, 1986 being amortized
      over 17 years                     (982,313)    (1,473,468)   (1,964,623)
     Unrecognized prior service cost   4,266,641      4,786,072     3,560,847
     Unrecognized net gain           (15,357,002)   (31,683,391)  (18,028,407)

     Prepaid/(accrued) pension
       cost                        $  11,607,428  $   3,826,931  $   (563,880)

     Assumptions  used  in  calculating  the  projected   benefit
     obligation for 2000 and 1999 include the following:

                                              2000       1999       1998

     Weighted average discount rate           7.75%      8.00%      7.00%
     Rate of increase in compensation levels 5.00% 5.50% 5.50% Expected long-term rate of return
      on plan assets                          9.00%      9.00%      9.00%

     Net pension benefit for 2000, 1999 and 1998 is comprised of the following components:

                                            2000         1999     1998
     Service cost - benefits earned
      during the period              $  2,182,798  $  2,516,067  $  2,400,303
     Interest cost on projected
      benefit obligation                5,579,276     5,368,097     5,046,012
     Expected return on plan assets    (9,181,211)   (8,323,982)   (7,173,641)
     Net amortization and deferral     (6,361,360)   (3,950,993)   (2,512,524)

     Net pension benefit             $ (7,780,497) $ (4,390,811) $ (2,239,850)

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

     In accordance with the above rate orders, the Company established two separate trusts in 1994, one for those retirees who were subject to a collectively bargained agreement and the other for all other retirees, to fund retiree healthcare and life insurance benefits. The Company's funding policy is to contribute annually an amount at least equal to the revenues collected for the amount of postretirement benefits costs allowed in rates. Assets in these trusts amounted to approximately $16,100,000 at December 31, 2000, $10,600,000 at December 31, 1999 and
     $6,800,000 at December 31, 1998.

     Postretirement  benefits,  a  portion  of  which  have  been
     capitalized  and/or  deferred,  for  2000,  1999  and   1998
     included the following components:

                                             2000         1999         1998

     Service cost on benefits earned
      during the year                   $   931,469  $   781,017  $   558,983
     Interest cost on projected
      benefit obligation                  3,142,872    2,281,028    1,593,181
     Return on assets                    (1,007,118)    (618,353)    (375,581)
     Amortization of unrecognized
      transition obligation               1,084,017    1,084,017    1,084,017
     Unrecognized net (gain)/loss         1,990,806    1,207,628     (720,744)

     Net periodic postretirement
      benefit cost                      $ 6,142,045  $ 4,735,337  $ 2,139,856

     The estimated funded status of the Company's obligations under SFAS 106 at December 31, 2000, 1999 and 1998 using a weighted average discount rate of 7.75%, 8.0% and 7.0%, respectively, is as follows:

                                      2000          1999        1998
     Benefit obligation
      at beginning of year      $ 28,669,028   $ 24,580,797  $ 23,978,240
     Service cost                    931,469        781,017       558,983
     Interest cost                 3,142,872      2,281,028     1,593,181
     Actuarial (gain)/loss         5,908,539      2,227,896      (353,055)
     Benefits paid                (1,400,654)    (1,201,710)   (1,196,552)

       Benefit obligation
        at end of year          $ 37,251,254   $ 28,669,028  $ 24,580,797

     Fair value of plan assets
       at beginning of year     $ 10,552,442   $  6,803,302  $  5,691,142
     Employer contributions        5,735,695      4,604,982     2,102,087
     Actual return on plan assets  1,168,343        345,870       206,625
     Benefits paid                (1,400,654)    (1,201,710)   (1,196,552)

     Fair value of plan assets
      at end of year            $ 16,055,828   $ 10,552,444  $  6,803,302

     Funded Status              $(21,195,426)  $(18,116,584) $(17,777,495)
     Unrecognized transition
        obligation                13,008,191     14,092,208    15,176,225
     Unrecognized net gain         3,262,230       (494,279)   (1,787,030)

     Accrued postretirement
       benefit cost             $ (4,925,005)  $(4,518,655)  $ (4,388,300)


     The assumed 2001 cost trend rate used to measure the expected cost of healthcare benefits is 9%. The trend rate decreases through 2003 to an ultimate rate of 6% for 2004 and subsequent years. The effect of a 1% increase in each future year's assumed healthcare cost trend rate would increase the current service and interest cost from $4,100,000 to $5,000,000 and the accumulated postretirement benefit obligation from $37,300,000 to $44,400,000.


9.   Income Taxes

     The provision for income taxes is different from the amount of income tax determined by applying the statutory income tax rate to income before income taxes as a result of the following differences:

                                     2000         1999         1998

      Computed "expected"
      federal provision         $ 12,290,000  $ 13,360,000  $ 15,480,000
     State taxes, net of
      federal effect               1,090,000     1,180,000     1,370,000
     Adjustment to taxes
      resulting from:
     Nondeductible merger costs      120,000     2,200,000           -
     Investment tax credit
      amortization                  (580,000)     (580,000)     (580,000)
     Other                        (1,420,000)     (160,000)     (370,000)

     Actual provision           $ 11,500,000  $ 16,000,000  $ 15,900,000

     Income tax expense components for the years shown are as follows:

                                        2000         1999          1998

      Taxes currently payable
      Included in operating
       revenue deductions:
       Federal                   $   8,852,000  $  10,761,000  $  12,110,000
       State                         1,203,000      1,329,000      1,430,000
     Included in "other - net"         (28,000)        10,000       (450,000)

                                    10,027,000     12,100,000     13,090,000


     Deferred taxes
       Depreciation and
        amortization differences     2,136,000      2,991,800      3,077,000
       Loss on reacquired debt        (206,000)      (206,000)      (213,000)
       Postretirement benefits       1,408,000        928,000        528,000
       Other                        (1,158,000)      (118,371)      (454,000)
       Asbury five-year maintenance   (241,000)      (241,000)      (241,000)
       Software development costs      (39,000)       998,000        533,000
       Included in "other-net"         153,000        127,571        160,000

     Deferred investment tax
      credits, net                    (580,000)      (580,000)      (580,000)

     Total income tax expense    $  11,500,000  $  16,000,000  $  15,900,000

     Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at year end 2000 and 1999 as follows:

                        Balances as of December 31,
                 2000                                1999

                        Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax
                          Assets       Liabilities     Assets      Liabilities

 Noncurrent
  Depreciation and other
   property related    $ 10,661,065   $ 94,692,058  $ 10,630,457  $ 91,009,149
  Unamortized investment
   tax credits            4,545,873         -          4,910,498        -
  Miscellaneous book/tax
  recognition differences 2,548,908      6,645,137     3,561,786     7,007,137

  Total deferred taxes $ 17,755,846   $101,337,195  $ 19,102,741  $ 98,016,286

10.  Commonly Owned Facilities

     The Company owns a 12% undivided interest in the Iatan Power Plant, a coal-fired 670 megawatt generating unit near Weston, Missouri. The Company is entitled to 12% of the available capacity and is obligated for that percentage of costs which are included in corresponding operating expense classifications in the Statement of Income. At December 31, 2000 and 1999, the Company's property, plant and equipment accounts include the cost of its ownership interest in the unit of $45,455,000 and $44,656,000, respectively, and accumulated depreciation of $30,089,000 and $28,689,000, respectively.

     On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into agreements for the construction, ownership and operation of a 500-megawatt combined cycle unit at the State Line Power Plant (the "State Line Combined Cycle Unit"). Work has begun and the State Line Combined Cycle Unit is projected to be operational by June 2001. The Company will own an undivided 60% interest in the State Line Combined Cycle Unit with WGI owning the remainder. The Company is entitled to 60% of the capacity of the State Line Combined Cycle Unit. The Company will contribute its existing 152-megawatt State Line Unit No. 2 combustion turbine to the State Line Combined Cycle Unit, and as a result, upon commercial operation, the State Line Combined Cycle Unit will provide the Company with approximately 150 megawatts of additional capacity. The total cost of the State Line Combined Cycle Unit is estimated to be $204,000,000. The Company's share of this amount, after the transfer to WGI of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property at book value, is expected to be approximately $122,400,000. The Company and WGI are responsible for their own financing of the project and the Company is billing WGI for its share of monthly construction costs as well as advance payments for WGI's share of the existing State Line Unit No. 2 combustion turbine.

11.  Commitments and Contingencies

     The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse affect upon the financial condition or results of operations of the Company.

     The Company's 2001 construction budget, including AFUDC, is $63,334,000. The Company's three-year construction program for 2001 through 2003, including AFUDC, is estimated to be approximately $144,778,000.

     The Company has entered into long-term agreements to purchase capacity and energy, to obtain supplies of coal and to provide natural gas transportation. Under such contracts, the Company incurred purchased power and fuel costs of approximately $52,000,000, $50,000,000 and $64,000,000 in 2000, 1999 and 1998, respectively. Certain of these contracts provide for minimum and maximum annual amounts to be purchased and further provide, in part, for cash settlements to be made when minimum amounts are not purchased. In the event that no purchases of coal, energy and transportation services are made, an event considered unlikely by management, minimum annual cash settlements would approximate $35,000,000 in 2001, $29,000,000 in 2002,
     $28,000,000  in 2003 and 27,000,000 in 2004 and reducing  to lesser amounts thereafter through 2012.

12.  Selected Quarterly Information (Unaudited)

     A summary of operations for the quarterly periods of 2000 and 1999 is as follows:


                                           Quarters
                              First     Second    Third     Fourth
                              (dollars in thousands except per share amounts)
     2000:

 Operating revenues         $  54,030  $  57,428  $  86,223  $ 62,322
 Operating income               8,033      9,314     19,672     8,853
 Net income                     2,371      3,583     14,332     3,330
 Net income applicable          2,371      3,583     14,332     3,330
  to common stock
 Basic and diluted earnings
   per average share of     $     .14  $     .21  $     .82  $    .19
     common stock

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

13.  Recently Issued Accounting Standards

     On  June 15, 1998, the Financial Accounting Standards  Board
     (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors and directorships and with respect to Section 16(a) Beneficial Ownership Reporting Compliance may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2001, which is incorporated herein by reference.
      Pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, the information required by this Item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers and Other Officers of Empire."


ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2001, which is incorporated herein by reference.


ITEM   12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT


      Information regarding the number of shares of our equity securities beneficially owned by our directors and certain executive officers and by the directors and executive officers as a group may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2001, which is incorporated herein by reference.
     To our knowledge, no person is the beneficial owner of 5% or more of any class of our voting securities, and there are no arrangements the operation of which may at a subsequent date result in a change in control of Empire.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item with respect to certain relationships and related transactions may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2001, which is incorporated herein by reference.
PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K

Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors

Balance sheets at December 31, 2000 and 1999                        24
Statements of income for each of the three years in the period 25 ended December 31, 2000
Statements of common stockholders' equity for each of the three
years in the period ended December 31, 2000                         26
Statements of cash flows for each of the three years in the         27
period ended December 31, 2000
Notes to financial statements                                       28
Schedule for the years ended December 31, 2000, 1999 and 1998:
 Schedule II - Valuation and qualifying accounts                    47

All other schedules are omitted as the required information is either not present, is not present in sufficient amounts, or the information required therein is included in the financial statements or notes thereto.

List of Exhibits

(3) (a) - The    Restated   Articles   of   Incorporation   of   Empire
     ) (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-54539 on Form S-3).
    (b) - By-laws of Empire as amended January 23, 1992 (Incorporated by reference to Exhibit 3(f) to Annual Report Form 10-K for year ended December 31, 1991, File No. 1-3368).
(4) (a) - Indenture  of  Mortgage  and  Deed  of  Trust  dated  as   of
          September 1, 1944 and First Supplemental Indenture thereto among Empire, The Bank of New York and State Street Bank
          and  Trust  Company  of  Missouri,  N.A.  (Incorporated   by
          reference to Exhibits B(1) and B(2) to Form 10, File No.  1-
          3368).
    (b) - Third Supplemental Indenture to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 2(c) to Form S-7, File No. 2-59924).
    (c) - Sixth through Eighth Supplemental Indentures to Indenture of Mortgage and Deed of Trust (Incorporated by reference to
          Exhibit 2(c) to Form S-7, File No. 2-59924).
    (d) - Fourteenth  Supplemental Indenture to Indenture  of  Mortgage
          and Deed of Trust (Incorporated by reference to Exhibit 4(f) to Form S-3, File No. 33-56635).
    (e) - Seventeenth  Supplemental Indenture dated as of  December  1,
          1990   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(j) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-
          3368).
    (f) - Eighteenth Supplemental Indenture dated as of July 1, 1992 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1992, File No. 1-3368).
    (g) - Twentieth Supplemental Indenture dated as of June 1, 1993 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(m) to Form S-3, File No. 33-66748).
    (h) - Twenty-First  Supplemental Indenture dated as of  October  1,
          1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended September 30, 1993, File No. 1-3368).
    (i) - Twenty-Second Supplemental Indenture dated as of November  1,
          1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(k) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
          3368).
    (j) - Twenty-Third  Supplemental Indenture dated as of November  1,
          1993   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(l) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
          3368).
    (k) - Twenty-Fourth  Supplemental Indenture dated as  of  March  1,
          1994   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(m) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-
          3368).
    (l) - Twenty-Fifth  Supplemental Indenture dated as of November  1,
          1994   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4(p) to Registration Statement No. 33-56635 on Form S-3).
    (m) - Twenty-Sixth  Supplemental Indenture dated  as  of  April  1,
          1995   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1995, File No. 1-3368).
    (n) - Twenty-Seventh  Supplemental Indenture dated as  of  June  1,
          1995   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended June 30, 1995, File No. 1-3368).
    (o) - Twenty-Eighth Supplemental Indenture dated as of December  1,
          1996   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Annual Report on Form 10-K for year ended December 31, 1996, File No. 1-
          3368).
    (p)   Twenty-Ninth  Supplemental Indenture dated  as  of  April  1,
          1998   to   Indenture  of  Mortgage  and   Deed   of   Trust
          (Incorporated by reference to Exhibit 4 to Form 10-Q for quarter ended March 31, 1998, File No. 1-3368).
    (q)   Indenture  for  Unsecured  Debt  Securities,  dated   as   of
          September 10, 1999 between Empire and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4(v) to Registration Statement No. 333-87015 on Form S-3).
    (r) - Securities  Resolution No. 1, dated as of November 16,  1999,
          of   Empire   under   the  Indenture  for   Unsecured   Debt
          Securities.*
    (s) - Securities  Resolution No. 2, dated as of February 22,  2001,
          of   Empire   under   the  Indenture  for   Unsecured   Debt
          Securities.*
    (t) - Rights Agreement dated as of April 27, 2000 between Empire and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended March 31, 2000, File No. 1-3368).
(10)(a) - 1996  Stock  Incentive  Plan (Incorporated  by  reference  to
          Exhibit 4.1 to Form S-8, File No. 33-64639).
    (b) - Management Incentive Plan (A description of this Plan is incorporated by reference to page 5 of Empire's Proxy Statement for its Annual Meeting of Stockholders held April 27, 1989).
    (c) - Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-3368).
    (d) - The Empire District Electric Company Change in Control Severance Pay Plan and Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368).
    (e) - Amendment to The Empire District Electric Company Change in Control Severance Pay Plan and revised Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1996, File No. 1-3368).
    (f) - The Empire District Electric Company Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for year ended December 31, 1994, File No. 1-3368).
    (g) Retirement Plan for Directors as amended August 1, 1998 (Incorporated by reference to Exhibit 10(a) to Form Q for quarter ended September 30, 1998, File No. 1-3368).
    (h)   Stock  Unit Plan for Directors (Incorporated by reference  to
          Exhibit 10(b) to Form Q for quarter ended September 30, 1998, File No. 1-3368).

(12) - Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.*
(23)    - Consent of PricewaterhouseCoopers LLP*

(24)    - Powers of Attorney.*

This exhibit is a compensatory plan or arrangement as contemplated by
Item 14(a)(3) of Form 10-K.
*Filed herewith

Reports on Form 8-K
(a)   In a current report dated December 7, 2000, Empire filed, under
      Item 5. "Other Events," a press release concerning an order from the Administrative Law Judge of the Arkansas Public
      Service Commission relating to Empire's proposed merger with UtiliCorp United Inc.

(b) In a current report dated December 12, 2000, Empire filed, under Item 5. "Other Events," a press release concerning orders from the Arkansas Public Service Commission and the Corporation Commission of the State of Oklahoma relating to Empire's proposed merger with UtiliCorp United Inc.

(c) In a current report dated December 29, 2000, Empire filed, under Item 5. "Other Events," a press release concerning an order from the Missouri Public Service Commission relating to Empire's proposed merger with UtiliCorp United Inc.

SCHEDULE II
Valuation and Qualifying Accounts

Years ended December 31, 2000, 1999 and 1998
               Balance            Additions        Deductions from     Balance
                 At          Charged to Other Accounts   reserve          at
               Beginning Charged to                                     close of
               of period income Description Amt. Description Amt. period Year ended
December 31, 2000:
 Reserve deducted                Recovery of
 from assets:                      amounts
  Accumulated                    previously           Accounts
  provision for                  written off          written off
   Uncollectible
   accounts   $  371,946  $1,283,268         $119,293   $  807,297  $  967,209
Reserve not
shown separately
in balance sheet:                Property, plant
 Injuries and                    & equipment and        Claims and
 damages Reserve                 clearing accounts      expenses
 (Note A)    $1,000,000  $  722,200          $722,200   $1,044,400  $1,400,000

Year ended
December 31, 1999:
 Reserve deducted                 Recovery of
 from assets:                       amounts
 Accumulated                      previously          Accounts
 provision for                    written off         written off
 Uncollectible $275,876  $  580,873          $372,955   $  857,758  $  371,946
  accounts
Reserve not
shown separately
in balance sheet:                Property, plant
 Injuries and                    & equipment and         Claims and
 damages reserve                 clearing accounts       expenses
 (Note A)    $1,314,461  $407,163            $407,163   $1,128,787  $1,000,000

Year        ended
December 31, 1998:
 Reserve deducted                 Recovery of
 from assets:                       amounts
 Accumulated                      previously          Accounts
 provision for                    written off         written off
  Uncollectible $278,741 $586,000            $448,718   $1,037,583  $275,876
  accounts
Reserve  not
shown separately
in balance sheet:                Property, plant
 Injuries and                    & equipment and          Claims and
 dmages Reserve                  clearing accounts        expenses
 (Note A)   $1,311,995   $580,832            $530,011    $1,108,377 $1,314,461
NOTE  A:   This reserve is provided for workers' compensation, certain postemployment benefits and public liability damages. Empire at December 31, 2000 carried insurance for workers' compensation claims in excess of $250,000 and for public liability claims in excess of $300,000. The injuries and damages reserve is included on the Balance
Sheet in the section "Noncurrent liabilities and deferred credits" in the category "Other".

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE EMPIRE DISTRICT ELECTRIC COMPANY



                                      M. W. MCKINNEY
                                   By.........................
                                      M.W. McKinney, President

Date:  March 9, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   M. W. MCKINNEY                                          Date

M. W. McKinney, President and Director
(Principal Executive Officer)

       D. W. GIBSON

D. W. Gibson, Vice President-Finance
(Principal Financial Officer)


       D. L. COIT

D. L. Coit, Controller and Assistant Treasurer and Assistant Secretary (Principal Accounting Officer)

         V. E. BRILL*

    V. E. Brill, Director


      M. F. CHUBB, JR.*

  M. F. Chubb, Jr., Director


        R. D. HAMMONS*

   R. D. Hammons, Director

                                                             March  9, 2001
        R. C. HARTLEY*

   R. C. Hartley, Director


       J. R. HERSCHEND*

  J. R. Herschend, Director


       F. E. JEFFRIES*

   F. E. Jeffries, Director


         R. E. MAYES*

    R. E. Mayes, Director


         R. L. LAMB*

     R. L. Lamb, Director


        M. M. POSNER*

    M. M. Posner, Director

        D. W. GIBSON
*By...................................
(D. W. Gibson, As attorney in fact for
each of the persons indicated)