Form 10-Q
period 2001-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2001-05-15
CIK 32689

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2001 or
                                         --------------

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                 Registrant's telephone number: (417) 625-5100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Common stock outstanding as of May 1, 2001: 17,621,591 shares.

================================================================================

                     THE EMPIRE DISTRICT ELECTRIC COMPANY

                                     INDEX


                                                                                     Page Number
                                                                                     -----------
Part I - Financial Information:

Item 1.  Consolidated Financial Statements:

         a.  Consolidated Statement of Income........................................     3

         b.  Consolidated Balance Sheet..............................................     5

         c.  Consolidated Statement of Cash Flows....................................     6

         d.  Notes to Consolidated Financial Statements..............................     7

Forward Looking Statements...........................................................     9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................     9

         Results of Operations.......................................................     9

         Liquidity and Capital Resources.............................................    13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................    15

Part II- Other Information:

Item 1.  Legal Proceedings - (none)

Item 2.  Changes in Securities and Use of Proceeds - (none)

Item 3.  Defaults Upon Senior Securities - (none)

Item 4.  Submission of Matters to a Vote of Security Holders.........................    15

Item 5.  Other Information...........................................................    15

Item 6.  Exhibits and Reports on Form 8-K............................................    16

Signatures...........................................................................    17

                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         ---------------------------------

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                            2001            2000
                                                         -----------     -----------
Operating revenues:
 Electric                                                $60,294,475     $53,800,537
 Water                                                       257,462         229,854
                                                         -----------     -----------
                                                          60,551,937      54,030,391
Operating revenue deductions:
 Operating expenses:
  Fuel                                                     9,198,378       9,831,587
  Purchased power                                         21,483,935      13,814,266
  Other                                                    8,867,796       8,099,938
  Merger related expenses                                  1,264,586          22,815
                                                         -----------     -----------
 Total operating expenses                                 40,814,695      31,768,606

 Maintenance and repairs                                   3,136,218       3,230,303
 Depreciation and amortization                             7,194,971       6,824,606
 Provision for income taxes                                  (44,476)        920,222
 Merger-related income tax benefit                        (2,323,982)              -
 Other taxes                                               3,456,964       3,253,748
                                                         -----------     -----------
                                                          52,234,390      45,997,485
                                                         -----------     -----------

Operating income                                           8,317,547       8,032,906
Other income and deductions:
  Allowance for equity funds used during construction        224,413         360,581
  Interest income                                             84,841         248,067
  Other - net                                                 (8,773)        (78,413)
                                                         -----------     -----------
                                                             300,481         530,235
                                                         -----------     -----------
Income before interest charges                             8,618,028       8,563,141
Interest charges:
  Long-term debt                                           6,585,656       6,590,249
  Trust preferred distributions by subsidiary
   holding solely parent debentures                          354,167               -
  Commercial paper                                           857,570               -
  Allowance for borrowed funds used during construction   (1,639,473)       (497,437)
  Other                                                      252,907          99,041
                                                         -----------     -----------
                                                           6,410,827       6,191,853
                                                         -----------     -----------
Net income applicable to common stock                    $ 2,207,201     $ 2,371,288
                                                         ===========     ===========

Weighted average number of common shares outstanding      17,607,705      17,391,854
                                                         ===========     ===========

Basic and diluted earnings per weighted average share of
common stock                                                   $0.13           $0.14
                                                         ===========     ===========

Dividends per share of common stock                            $0.32           $0.32
                                                         ===========     ===========


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                     Twelve Months Ended
                                                                          March 31,
                                                               -------------------------------
                                                                   2001              2000
                                                               ------------      ------------
Operating revenues:
 Electric                                                      $265,431,267      $240,374,087
 Water                                                            1,093,737         1,075,731
                                                               ------------      ------------
                                                                266,525,004       241,449,818
Operating revenue deductions:
 Operating expenses:
  Fuel                                                           48,266,368        45,850,805
  Purchased power                                                72,907,765        47,502,962
  Other                                                          33,183,841        31,845,654
  Merger Related Expenses                                         1,723,680         5,795,107
                                                               ------------      ------------
 Total operating expenses                                       156,081,654       130,994,528

 Maintenance and repairs                                         14,701,124        15,682,655
 Depreciation and amortization                                   28,153,939        26,772,481
 Provision for income taxes                                      10,439,830        13,845,081
 Merger-related income tax benefit                               (2,323,982)                -
 Other taxes                                                     13,315,312        13,550,271
                                                               ------------      ------------
                                                                220,367,877       200,845,016
                                                               ------------      ------------

Operating income                                                 46,157,127        40,604,802
Other income and deductions:
 Allowance for equity funds used during construction              2,237,542           386,905
 Interest income                                                    478,375           710,463
 Other - net                                                       (561,116)         (641,035)
                                                               ------------      ------------
                                                                  2,154,801           456,333
                                                               ------------      ------------
Income before interest charges                                   48,311,928        41,061,135
Interest charges:
 Long-term debt                                                  26,351,308        21,374,369
 Trust preferred distributions by subsidiary
  holding solely parent debentures                                  354,167                 -
 Commercial paper                                                 2,105,260         1,472,711
 Allowance for borrowed funds used during construction           (4,543,361)       (1,469,707)
 Other                                                              591,487           380,089
                                                               ------------      ------------
                                                                 24,858,861        21,757,462
                                                               ------------      ------------
Net income                                                       23,453,067        19,303,673
Preferred stock dividend requirements                                     -           803,844
Excess consideration paid on redemption of preferred stock                -         1,304,504
                                                               ------------      ------------

Net income applicable to common stock                          $ 23,453,067      $ 17,195,325
                                                               ============      ============

Weighted average number of common shares outstanding             17,557,195        17,302,747
                                                               ============      ============

Basic and diluted earnings per weighted average share of
common stock                                                   $       1.34      $       0.99
                                                               ============      ============

Dividends per share of common stock                            $       1.28      $       1.28
                                                               ============      ============

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

                                                                      March 31,
                                                                         2001           December 31,
                                                                     (Unaudited)            2000
                                                                    --------------     --------------
ASSETS
 Utility plant, at original cost:
  Electric                                                          $  925,766,848     $  921,033,228
  Water                                                                  7,613,588          7,528,233
  Construction work in progress                                        138,698,728        120,126,571
                                                                    --------------     --------------
                                                                     1,072,079,164      1,048,688,032
  Accumulated depreciation                                             335,749,195        328,370,253
                                                                    --------------     --------------
                                                                       736,329,969        720,317,779
 Current assets:
  Cash and cash equivalents                                              3,620,028          2,490,580
  Accounts receivable - trade, net                                      19,159,588         19,960,839
  Accrued unbilled revenues                                              7,858,079         11,824,546
  Accounts receivable - other                                            4,047,119          3,631,654
  Fuel, materials and supplies                                          15,295,943         14,589,253
  Prepaid expenses                                                       1,007,312          3,034,716
                                                                    --------------     --------------
                                                                        50,988,069         55,531,588
                                                                    --------------     --------------
 Deferred charges:
  Regulatory assets                                                     36,431,460         36,590,292
  Unamortized debt issuance costs                                        5,433,015          3,769,628
  Other                                                                 14,719,298         13,530,017
                                                                    --------------     --------------
                                                                        56,583,773         53,889,937
                                                                    --------------     --------------
   Total Assets                                                     $  843,901,811     $  829,739,304
                                                                    ==============     ==============

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value, 17,609,292 and 17,596,530
  shares issued and outstanding, respectively                       $   17,609,292     $   17,596,530
 Capital in excess of par value                                        168,934,160        168,439,089
 Retained earnings (Note 2)                                             50,689,783         54,117,292
                                                                    --------------     --------------
   Total common stockholders' equity                                   237,233,235        240,152,911
Company obligated manditorily redeemable trust preferred
 securities of subsidiary holding solely parent debentures              50,000,000                  -
 Long-term debt                                                        325,663,665        325,643,766
                                                                    --------------     --------------
                                                                       612,896,900        565,796,677
                                                                    --------------     --------------
 Current liabilities:
  Accounts payable and accrued liabilities                              23,879,187         35,782,456
  Commercial paper                                                      40,000,000         69,500,000
  Customer deposits                                                      3,919,314          3,789,583
  Interest accrued                                                      10,548,594          5,402,131
  Taxes accrued, including income taxes                                  3,782,971          1,823,513
  Current maturities - mortgage bonds                                   20,000,000         20,000,000
                                                                    --------------     --------------
                                                                       102,130,066        136,297,683
                                                                    --------------     --------------
 Noncurrent liabilities and deferred credits:
  Regulatory liability                                                  13,863,221         14,170,175
  Deferred income taxes                                                 84,201,391         83,581,349
  Unamortized investment tax credits                                     7,237,144          7,231,000
  Postretirement benefits other than pensions                            4,824,274          4,835,897
  State Line advance payments                                           14,399,757         14,399,757
  Other                                                                  4,349,058          3,426,766
                                                                    --------------     --------------
                                                                       128,874,845        127,644,944
                                                                    --------------     --------------
   Total Capitalization and Liabilities                             $  843,901,811     $  829,739,304
                                                                    ==============     ==============

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
Operating activities:
 Net income                                                       $  2,207,201      $  2,371,288
 Adjustments to reconcile net income to cash flows:
  Depreciation and amortization                                      8,046,711         8,220,659
  Pension income                                                      (940,750)       (1,744,251)
  Deferred income taxes, net                                           (20,065)          215,358
  Investment tax credit, net                                             6,144           (46,756)
  Allowance for equity funds used during construction                 (224,413)         (360,581)
  Issuance of common stock for 401(k) plan                             169,110           191,294
  Issuance of common stock units for director retirement plan           84,000            84,000
  Cash flows impacted by changes in:
   Accounts receivable and accrued unbilled revenues                 4,352,252         5,110,752
   Fuel, materials and supplies                                       (706,690)          740,518
   Prepaid expenses and deferred charges                             1,970,332           (74,556)
   Accounts payable and accrued liabilities                        (11,903,269)       (3,319,423)
   Customer deposits, interest and taxes accrued                     7,235,652         8,437,239
   Other liabilities and other deferred credits                        910,669           434,095
                                                                  ------------      ------------

Net cash provided by operating activities                           11,186,884        20,259,636

Investing activities:
  Additions to property, plant and equipment                       (23,697,641)      (26,676,144)
  Allowance for equity funds used during construction                  224,413           360,581
                                                                  ------------      ------------

Net cash used in investing activities                              (23,473,228)      (26,315,563)

Financing activities:
  Proceeds from issuance of common stock                               254,723         1,274,225
  Proceeds from issuance of trust preferred securities              50,000,000                 -
  Preferred securities issuance costs                               (1,768,906)                -
  Net proceeds (repayments) from short-term borrowings             (29,500,000)                -
  Payment of debt issue costs                                           64,685           (15,705)
  Dividends                                                         (5,634,710)       (5,562,637)
  Repayment of first mortgage bonds                                          -           (70,000)
  State Line advance payments                                                -         2,168,172
                                                                  ------------      ------------
Net cash provided by (used in) financing activities                 13,415,792        (2,205,945)
                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                 1,129,448        (8,261,872)

Cash and cash equivalents at beginning of period                     2,490,580        20,778,856
                                                                  ------------      ------------

Cash and cash equivalents at end of period                        $  3,620,028      $ 12,516,984
                                                                  ============      ============


See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in Empire's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in the opinion of the Company necessary to present fairly the results for the interim periods presented. Certain reclassifications have been made to prior year information to conform with current year presentation.


Note 2 - Retained Earnings
--------------------------

                                                 First Quarter
                                                     2001
                                                 -------------

 Balance at January 1, 2001                       $54,117,292
  Changes January 1 through March 31:
   Net Income                                       2,207,201
   Quarterly cash dividends on common stock:
    - $0.32 per share                              (5,634,710)

 Total changes January 1 through March 31          (3,427,509)
                                                  -----------

 Balance at March 31, 2001                        $50,689,783
                                                  ===========


Note 3 - Income Taxes
---------------------

     As a result of the termination in January 2001 of our proposed merger with UtiliCorp, approximately $6.1 million in merger related expenses that were not tax deductible when incurred by us, have now become deductible. This deduction was taken in January 2001, decreasing income tax expense for the first quarter of 2001 by approximately $2.3 million.


Note 4 - Trust Preferred Securities
-----------------------------------

     In February 2001, the SEC declared effective our $80 million shelf registration statement covering our unsecured debt securities and preferred securities of two newly created trusts. On March 1, 2001, one of these newly created trusts, Empire District Electric Trust I, issued 2,000,000 8.5% Trust Preferred Securities (liquidation amount $25 per preferred security) in a public underwritten offering. This issuance generated proceeds of $50.0 million and issuance costs of $1.8 million. Holders of the trust preferred securities are entitled to receive distributions at an annual rate of 8.5% of the $25 liquidation amount. Distributions are payable quarterly and are tax deductible by us. The terms and interest payments on the $50.0 million aggregate principal amount of 8.5% Junior

Subordinated Debentures due March 1, 2031, issued by us and held by the trust as assets, correspond to the terms and distributions on the trust preferred securities. We have effectively guaranteed the payments due on the outstanding trust preferred securities. The net proceeds of this offering were added to our general funds and were used to repay short-term indebtedness.


Note 5 - Recently Issued Accounting Standards
---------------------------------------------

     On January 1, 2001, Empire adopted the provision of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities An Amendment of SFAS 133" (SFAS 138). Adoption of these accounting rules had no immediate impact on Empire. Empire historically has not used derivatives to manage our commodity or interest rate market risks. We have historically used forward commodity purchase contracts to secure fuel and purchase power for our system needs. We have sold power only to the extent of system availability. Interest rate risks are managed by balancing our use of variable and fixed rate debt. Empire's commodity purchase and sale contracts and debt instruments either do not meet the definition of a derivative under SFAS 133 or are considered normal purchases and sales under SFAS 138.


                              -------------------

FORWARD LOOKING STATEMENTS

     Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, competition, litigation, environmental compliance, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel (including the continuation of significantly increased natural gas prices); delays in or increased costs of construction; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; regulation, including rate relief (including the outcome of the pending permanent rate case seeking recovery of increased fuel and other costs and the inclusion of the State Line Combined Cycle in the rate base) and environmental regulation (such as NOx regulation); competition; including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs.


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------


RESULTS OF OPERATIONS

     The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2001, compared to the same periods ended March 31, 2000.

Terminated Merger With UtiliCorp

     As a result of the termination in January 2001 of our proposed merger with UtiliCorp, approximately $6.1 million in merger related expenses that were not tax deductible when incurred by us, have now become deductible. This deduction was taken in January 2001, decreasing income tax expense and increasing operating income for the first quarter of 2001 by approximately $2.3 million. In addition, Empire expensed $1.2 million of additional costs related to the proposed merger in the first quarter of 2001.

On-System Transactions

     Of our total electric operating revenues during the first quarter of 2001, approximately 45% were from residential customers, 27% from commercial customers, 15% from industrial customers, 5% from wholesale on-system customers and 2% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                             Kwh Sales                Revenue
                         ------------------------------------------
                                     Twelve                 Twelve
                          First      Months      First      Months
                         Quarter      Ended     Quarter      Ended
                         ------------------------------------------
Residential               23.5%      17.9%       14.7%      14.3%
Commercial                10.8         8.7        9.2         7.3
Industrial                 0.6         2.8        2.1         4.5
Wholesale On-System       13.5         6.6       30.9        15.9
     Total On-System      13.9        10.3       11.8        10.2

     Residential and commercial Kwh sales and revenues were up during the first quarter of 2001 compared to the first quarter of 2000 due mainly to unusually cold temperatures as compared to the unusually mild temperatures during the same period of 2000. Total heating degree days (the number of degrees that the average temperature for that period was below 65 F) for the first quarter of 2001 were 32% more than the same period last year and 12% more than the 20-year average.

     During the first quarter of 2001, industrial Kwh sales and revenues, which are not particularly weather sensitive, grew at a slower rate than residential and commercial sales fueled by continuing increases in business activity throughout our service territory.

     On-system wholesale Kwh sales and revenues increased during the first quarter of 2001 reflecting the weather conditions and continuing increases in business activity described above. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales.

     For the twelve months ended March 31, 2001, Kwh sales to and revenue from our residential and commercial customers increased, reflecting the above-average temperatures experienced during the third quarter of 2000 as well as the unseasonably cold temperatures during the fourth quarter of 2000 and first quarter of 2001. Industrial sales and revenues continued to grow due to strong business activity in our service territory. On-system wholesale Kwh sales and revenues for the twelve months ended March 31, 2001 also increased as compared to the same period in 2000 reflecting weather conditions and continuing increases in business activity. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales.

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

     Because of the timing of the decision with respect to the November 2000 request and the resulting delay in recovery of permanent rates as well as the expectation of continuing high natural gas prices and increased gas usage when the State Line Combined Cycle Unit begins operation, we filed a request with the Missouri Public Service Commission on February 16, 2001 for an interim increase in rates for our Missouri electric customers in the amount of $16,770,495, or 8.18%. We asked for this increase to be collected between March 1, 2001 and September 30, 2001, when we anticipate the permanent case could be concluded. On March 8, 2001 the Missouri Commission dismissed the interim case stating that Empire had failed to show that it was facing an emergency or near emergency situation, the standard for interim relief, and as a result no interim rate increase was granted. We will continue to actively pursue the request for a rate increase described above.

Off-System Transactions

     In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. During the first quarter of 2001, revenues from such off-system transactions were approximately $2.0 million as compared to approximately $1.6 million in the first quarter of 2000. For the twelve months ended March 31, 2001, revenues from such off-system transactions were approximately $10.9 million as compared to $9.7 million for the twelve months ended March 31, 2000. The increase in revenues during both periods resulted primarily from our ability to sell power at market-based rates, which were higher in 2001. Pursuant to orders issued by the FERC and subsequent tariffs filed by us and the Southwest Power Pool ("SPP"), these off-system sales have been opened up to competition. We are a member of the SPP, a regional division of the North American Electric Reliability Council, and are participating with other utility members in the restructuring of SPP to make it a regional transmission organization ("RTO").

     The SPP is planning to file with the FERC by the end of May for RTO status. Previous filings by the SPP for RTO status were rejected by the FERC as not meeting certain requirements of its Order 2000. We filed a notice in May 2001 to participate in the SPP RTO if and when it is established. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition".

Operating Revenue Deductions

     During the first quarter of 2001, total operating expenses increased approximately $9.0 million (28.5%) compared with the same period last year. Merger related expenses (which include expenses related to severance benefits incurred under our Change in Control severance pay plan) accounted for approximately $1.2 million of this increase while purchased power costs increased approximately $7.7 million (55.5%) during the period. The significant increase in purchased power costs was primarily due to increased demand resulting from unusually cold temperatures in the first quarter of 2001 and increased costs for this energy as well as additional purchases of replacement energy resulting from a five-day scheduled early spring outage at the Asbury plant. Although purchased power prices were higher the first quarter of 2001 as compared with the same period in 2000, escalating gas prices made it more economical to purchase power than to run our gas-fired combustion turbines.

     Total fuel costs decreased approximately $0.6 million (6.4%) during the first quarter of 2001 reflecting the decreased generation due to the more economical purchased power. Other operating expenses increased approximately $0.8 million (9.5%) during the period due mainly to an actuarially determined adjustment to our pension benefit obligation.

  Maintenance and repair expense decreased slightly as compared to the same period last year. Depreciation and amortization expenses increased approximately $0.4 million (5.4%) during the quarter due to increased levels of plant and equipment placed in service. Provision for income taxes decreased $3.3 million (357.4%) during the first quarter of 2001 due primarily to the benefit created by the deductibility of the approximately $6.1 million in merger related expenses discussed above. As a result of the termination of the merger on January 2, 2001 we took a deduction in January 2001 that decreased provision for income taxes and increased operating income by approximately $2.3 million. Other taxes increased approximately $0.2 million (6.3%) during the quarter.

     During the twelve months ended March 31, 2001, total operating expenses increased approximately $25.1 million (19.2%) compared to the year ago period. Total purchased power costs increased approximately $25.4 million (53.5%) during the twelve months ended March 31, 2001 as compared to the year ago period, primarily resulting from decreased availability of some of our generating units during the third quarter of 2000 and escalating natural gas prices (which at times made it more economical to purchase power than to run our gas-fired units, particularly in September, 2000 and during the first quarter of 2001). Total fuel costs were up approximately $2.4 million (5.3%) during the twelve months ended March 31, 2001 due primarily to the escalating gas prices.

     Other operating expenses increased approximately $1.3 million (4.2%) during the twelve months ended March 31, 2001, compared to the same period last year due primarily to the pension fund income adjustment discussed above. Merger related expenses, which were not tax deductible when they were incurred, were approximately $4.1 million (70.3%) less during the twelve months ended March 31, 2001 as compared to the same period in 2000.

     Maintenance and repair expenses decreased approximately $1.0 million (6.3%) during the twelve months ended March 31, 2001, compared to the year ago period. This decrease was primarily due to decreased maintenance costs on the gas-fired combustion turbines at the Energy Center and the State Line Power Plant as well as decreased distribution costs. Depreciation and amortization expense increased approximately $1.4 million (5.2%) due to increased levels of plant and equipment placed in service. Provision for income taxes decreased $5.7 million (41.4%) reflecting lower taxable income during the current period primarily due to the benefit created by the deductibility of the approximately $6.1 million in merger related expenses discussed above. Other taxes decreased $0.2 million (1.7%).

Nonoperating Items

     Total allowance for funds used during construction ("AFUDC") increased substantially during each of the periods presented, reflecting higher levels of construction work in progress related to the construction at the State Line Power Plant.

     Other-net deductions decreased slightly for both of the periods ended March 31, 2001 as compared to the same periods in 2000. Interest income decreased for both periods comparatively, reflecting the lower balances of cash available for investment.

     Interest charges on long-term debt were virtually the same for the first quarters of 2001 and 2000. Interest charges on long-term debt increased $5.0 million (23.3%) for the twelve months ended March 31, 2001 when compared to the same period ended last year due to the issuance of $100 million of our unsecured Senior Notes in November 1999. The proceeds from the Senior Notes were used to repay short-term indebtedness, including approximately $33.1 million in commercial paper incurred in connection with our preferred stock redemption on August 2, 1999, as well as that incurred in connection with our construction program. Commercial paper interest was $0.9 million during the first quarter of 2001 as compared to none for the first quarter of 2000. Commercial paper interest increased $0.6 million (43.0%) for the twelve months ended March 31, 2001 as compared to the prior year period. These increases in commercial paper interest were caused by the increased usage of short-term debt for financing our ongoing construction program.

Earnings

     For the first quarter of 2001, earnings per share of common stock were $0.13 compared to $0.14 during the first quarter of 2000. Earnings per share were down primarily due to significantly increased natural gas and purchased power costs as well as merger expenses, which offset favorable weather conditions and the one-time $2.3 million income tax benefit resulting from the $6.1 million in previously incurred merger costs that became tax deductible upon termination of the merger in the first quarter of 2001. Excluding merger costs and the one-time income tax benefit, earnings per share for the first quarter of 2001 would have been $0.04 compared to $0.14 for the same period in 2000.

     Earnings per share for the twelve months ended March 31, 2001, were $1.34 compared to $0.99 for the twelve months ended a year earlier. The increase is primarily due to the impact of the decreased merger expenses, partially offset by the tax benefit resulting from the deductiblility of merger expenses in the prior year coupled with the one-time income tax benefit resulting from the tax-deductibility of an additional $6.1 million of these expenses upon termination of the merger in the first quarter of 2001. Above-average temperatures in the third quarter of 2000 and unseasonably cold temperatures in the fourth quarter of 2000 and first quarter of 2001 also favorably impacted earnings for this period but were more than offset by the increase in natural gas and purchased power costs during the period. Excluding merger costs and the one-time tax benefit discussed above, earnings per share for the twelve-months ended March 31, 2001 would have been $1.26 compared to $1.33 for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Our construction-related expenditures totaled $23.7 million during the first quarter of 2001, compared to $26.7 million for the same period in 2000. Approximately $10.2 million of these expenditures during 2001 was related to additions to our distribution and transmission systems to meet projected increases in customer demand and approximately $12.3 million was related to the expansion project at the State Line Power Plant. During the first quarter of 2001, approximately 23.4% of construction expenditures were satisfied internally from operations.

     Construction of the 500-megawatt combined-cycle unit at the State Line Power Plant (the "Combined Cycle Unit") is scheduled to be completed and the plant is expected to commence operations by June 2001. This Combined Cycle Unit consists of an additional combustion turbine, two heat recovery steam generators and a steam turbine and auxiliary equipment with an already existing combustion turbine. We will own an undivided 60% interest in the Combined Cycle Unit with Westar Generating, Inc., a subsidiary of Western Resources, Inc. owning the remainder. We are the operator of the unit and are entitled to 60% of its capacity. We are contributing our existing 152-megawatt State Line Unit No. 2 combustion turbine to the Combined Cycle Unit, and as a result, upon commercial operation, the Combined Cycle Unit will provide us with approximately 150 megawatts of additional capacity. The total cost of this project is currently estimated to be $204 million. Our 60% share of this amount is approximately $122 million before considering our contribution of 40% of already existing property. However, after the transfer to Westar Generating of an undivided 40% joint ownership interest in the existing State Line Unit No.2 and certain other property at book value as described below, our net cash requirement is currently expected to be approximately $108 million, excluding AFUDC.

     Westar Generating is responsible for 40% of our expenditures made in connection with the construction and operation of the Combined Cycle Unit. In addition, Westar Generating had been making monthly prepayments to us, the last of which was made in October 2000. These prepayments were for the future transfer to Westar Generating of its 40% joint ownership interest in the existing State Line Unit No. 2, as well as an interest in certain underlying and surrounding land and other property and equipment now owned by us. The Missouri and Arkansas Commissions have approved our application for permission to sell and transfer an interest in these assets to Westar Generating. The transfer of these assets is currently scheduled for May 2001. The prepayments are reflected in State Line advance payments on the balance sheet.

     Our construction expenditures are currently expected to total approximately $63.3 million in 2001, including approximately $25.0 million for the Combined Cycle Unit and $20.8 million for additions to the Company's distribution system to meet projected increases in customer demand.

     We currently estimate that internally generated funds will provide at least 58% of the funds required for the remainder of our 2001 construction expenditures. As in the past, we intend to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, including the sale of the our common stock pursuant to our Employee Stock Purchase Plan and from internally-generated funds. In early 2001, our Board of Directors authorized a Dividend Reinvestment and Stock Purchase Plan which we are planning to initiate in time for the June 2001 dividend. We are awaiting the approval of the State Corporation Commission of the State of Kansas to issue common stock pursuant to the plan. We will continue to utilize short-term debt and our $100 million line of credit as needed to support normal operations or other temporary requirements. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Notes to Financial Statements - Note 6" for more information regarding our line of credit.

     In February 2001, the SEC declared effective our $80 million shelf registration statement covering our unsecured debt securities and preferred securities of two newly created trusts. On March 1, 2001, one of these newly created trusts, Empire District Electric Trust I, issued 2,000,000 8.5% Trust Preferred Securities (liquidation amount $25 per preferred security) in a public underwritten offering. This issuance generated proceeds of $50.0 million and issuance costs of $1.8 million. Holders of the trust preferred securities are entitled to receive distributions at an annual rate of 8.5% of the $25 liquidation amount. Distributions are payable quarterly and are tax deductible by us. The terms and interest payments on the $50.0 million aggregate principal amount of 8.5% Junior Subordinated Debentures due March 1, 2031, issued by us and held by the trust as assets, correspond to the terms and distributions on the trust preferred securities. We have effectively guaranteed the payments due on the outstanding trust preferred securities. The net proceeds of this offering were added to our general funds and were used to repay short-term indebtedness.

     We also have an effective shelf registration statement on file with the SEC under which up to an aggregate of $50 million of our common stock, first mortgage bonds and unsecured debt securities remain available for issuance.

     Following announcement of the merger with UtiliCorp, the ratings for our first mortgage bonds (other than the pollution control bonds) were placed on credit watch with downward implication by each of Moody's Investors Service and Standard & Poor's. Standard & Poor's removed the credit watch but kept the downward implication in January 2001 after the merger was terminated. On May 3, 2001, Moody's Investors Service lowered the debt ratings of our first mortgage bonds (other than the pollution control bonds) to Baa1 from A2, and on our senior unsecured debt to Baa2 from A3. This downgrade was primarily due to the risk to our credit profile associated with our efforts to obtain necessary rate relief from the Missouri Public Service Commission to recover our ongoing capital expenditures associated with the State Line construction and our increased operating expenses primarily due to escalating natural gas prices.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     There has been no material change in these risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

(a)  The annual meeting of Common Stockholders was held on April 25, 2001.

(b) The following persons were re-elected Directors of Empire to serve until the 2004 Annual Meeting of Stockholders:

          R. C. Hartley (13,518,045 votes for; 352,644 withheld authority).
          F. E. Jefferies (13,526,248 votes for; 344,441 withheld authority).

     The following person was elected Director of Empire to serve until the 2004 Annual Meeting of Stockholders:

          J. S. Leon (13,406,918 votes for; 409,771 withheld authority).

     The term of office as Director of the following other Directors continued after the meeting: M. F. Chubb, R. L. Lamb, R. E. Mayes, R. D. Hammons, J.
     R. Herschend, M. W. McKinney and M. M. Posner.

Item 5.  Other Information.
         ------------------

     At March 31, 2001, our ratio of earnings to fixed charges was 2.08x. See Exhibit (12) hereto.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------


(a)  Exhibits.

     (12) Computation of Ratios of Earnings to Fixed Charges.

(b)  Reports on Form 8-K.

     (1) In a current report dated January 3, 2001, Empire filed, under Item 5. "Other Events," a press release relating to Empire's proposed merger with UtiliCorp United, Inc.

     (2) In a current report dated February 1, 2001, Empire filed, under Item 5. "Other Events," a press release relating to Empire's declaration of dividends and earnings report and the election of its Executive Vice President and Vice President-Finance.

     (3) In a current report dated February 20, 2001, Empire filed, under Item
         5. "Other Events," a press release relating to Empire's interim rate request filed with the Missouri Public Service Commission.

     (4) In a current report dated February 23, 2001, Empire filed, under Item
         5. "Other Events," a discussion of the offering by Empire District Electric Trust I of 2,000,000 8 1/2% Trust Preferred Securities.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                         ------------------------------------
                                   Registrant




                         By   /s/ D. W. Gibson
                           ------------------------------------------
                                  D. W. Gibson
                            Vice President - Finance



                         By    /s/ D. L. Coit
                           --------------------------------------
                                   D. L. Coit
                           Controller, Assistant Treasurer and
                           Assistant Secretary

May 15, 2001