Form 10-Q
period 2001-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2001-08-14
CIK 32689

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001 or

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ___
                                               -----


  Common stock outstanding as of August 1, 2001: 17,677,185 shares.

================================================================================

                     THE EMPIRE DISTRICT ELECTRIC COMPANY

                                     INDEX

                                                                                          Page Number
                                                                                          -----------
Part I -   Financial Information:

Item 1.    Consolidated Financial Statements:

           a.  Consolidated Statement of Income........................................         3

           b.  Consolidated Statement of Comprehensive Income..........................         6

           c.  Consolidated Balance Sheet..............................................         7

           d.  Consolidated Statement of Cash Flows....................................         8

           e.  Notes to Consolidated Financial Statements..............................         9

Forward Looking Statements.............................................................        11

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................        12

           Results of Operations.......................................................        12

           Liquidity and Capital Resources.............................................        16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................        17

Part II -  Other Information:                                                                  18

Item 1.    Legal Proceedings - (none)

Item 2.    Changes in Securities and Use of Proceeds - (none)

Item 3.    Defaults Upon Senior Securities - (none)

Item 4.    Submission of Matters to a Vote of Security Holders.........................        18

Item 5.    Other Information...........................................................        18

Item 6.    Exhibits and Reports on Form 8-K............................................        18

Signatures.............................................................................        19

                        PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        ---------------------------------

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                              ----------------------------------
                                                                                  2001                   2000
                                                                              -----------            -----------
Operating revenues:
 Electric                                                                     $58,133,591            $57,153,064
 Water                                                                            269,695                274,630
                                                                              -----------            -----------
                                                                               58,403,286             57,427,694
Operating revenue deductions:
 Operating expenses:
  Fuel                                                                         12,391,276              8,995,176
  Purchased power                                                              14,313,072             15,074,874
  Other                                                                         9,118,400              7,571,237
  Merger Related Expenses                                                         (27,832)                99,050
                                                                              -----------            -----------
 Total operating expenses                                                      35,794,916             31,740,337

 Maintenance and repairs                                                        4,304,151              4,554,897
 Depreciation and amortization                                                  7,243,766              6,906,991
 Provision for income taxes                                                       243,942              1,698,320
 Other taxes                                                                    3,238,820              3,213,035
                                                                              -----------            -----------
                                                                               50,825,595             48,113,580
                                                                              -----------            -----------

Operating income                                                                7,577,691              9,314,114
Other income and deductions:
  Allowance for equity funds used during construction                             241,444                472,125
  Interest income                                                                  50,152                114,544
  Other - net                                                                    (501,790)              (145,303)
                                                                              -----------            -----------
                                                                                 (210,194)               441,366
                                                                              -----------            -----------
Income before interest charges                                                  7,367,497              9,755,480
Interest charges:
  Long-term debt                                                                6,606,627              6,589,988
  Trust preferred distributions by subsidiary
   holding solely parent debentures                                             1,062,500                      -
  Commercial paper                                                                616,681                100,455
  Allowance for borrowed funds used during construction                        (1,763,572)              (651,325)
  Other                                                                           104,400                132,908
                                                                              -----------            -----------
                                                                                6,626,636              6,172,026
                                                                              -----------            -----------
Net income applicable to common stock                                         $   740,861            $ 3,583,454
                                                                              ===========            ===========

Weighted average number of common shares outstanding                           17,634,603             17,470,290
                                                                              ===========            ===========

Basic and diluted earnings per weighted average share of common
 stock                                                                        $      0.04            $      0.21
                                                                              ===========            ===========

Dividends per share of common stock                                           $      0.32            $      0.32
                                                                              ===========            ===========


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                 2001                   2000
                                                                             ------------           ------------
Operating revenues:
 Electric                                                                    $118,428,066           $110,953,601
 Water                                                                            527,157                504,484
                                                                             ------------           ------------
                                                                              118,955,223            111,458,085
Operating revenue deductions:
 Operating expenses:
  Fuel                                                                         21,589,655             18,826,764
  Purchased power                                                              35,797,007             28,889,140
  Other                                                                        17,986,196             15,671,174
  Merger Related Expenses                                                       1,236,754                121,865
                                                                             ------------           ------------
 Total operating expenses                                                      76,609,612             63,508,943

 Maintenance and repairs                                                        7,440,368              7,785,200
 Depreciation and amortization                                                 14,438,736             13,731,597
 Provision for income taxes                                                       199,466              2,589,014
 Merger-related income tax benefit                                             (2,323,982)                     -
 Other taxes                                                                    6,695,785              6,466,782
                                                                             ------------           ------------
                                                                              103,059,985             94,081,536
                                                                             ------------           ------------

Operating income                                                               15,895,238             17,376,549
Other income and deductions:
 Allowance for equity funds used during construction                              465,857                832,706
 Interest income                                                                  134,993                362,611
 Other - net                                                                     (510,563)              (253,244)
                                                                             ------------           ------------
                                                                                   90,287                942,073
                                                                             ------------           ------------
Income before interest charges                                                 15,985,525             18,318,622
Interest charges:
 Long-term debt                                                                13,192,283             13,180,237
 Trust preferred distributions by subsidiary
  holding solely parent debentures                                              1,416,667                      -
 Commercial paper                                                               1,474,251                100,455
 Allowance for borrowed funds used during construction                         (3,403,046)            (1,148,762)
 Other                                                                            357,308                231,950
                                                                             ------------           ------------
                                                                               13,037,463             12,363,880
                                                                             ------------           ------------
Net income applicable to common stock                                        $  2,948,062           $  5,954,742
                                                                             ============           ============

Weighted average number of common shares outstanding                           17,621,228             17,431,072
                                                                             ============           ============

Basic and diluted earnings per weighted average share of common
 stock                                                                       $       0.17           $       0.34
                                                                             ============           ============

Dividends per share of common stock                                          $       0.64           $       0.64
                                                                             ============           ============


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                     Twelve Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                 2001                   2000
                                                                             ------------           ------------
Operating revenues:
 Electric                                                                    $266,411,793           $244,482,412
 Water                                                                          1,088,803              1,085,916
                                                                             ------------           ------------
                                                                              267,500,596            245,568,328
Operating revenue deductions:
 Operating expenses:
  Fuel                                                                         51,662,467             44,467,809
  Purchased power                                                              72,145,963             50,958,456
  Other                                                                        34,731,005             31,700,192
  Merger Related Expenses                                                       1,596,798              2,832,503
                                                                             ------------           ------------
 Total operating expenses                                                     160,136,233            129,958,960

 Maintenance and repairs                                                       14,450,379             16,025,178
 Depreciation and amortization                                                 28,490,713             27,143,717
 Provision for income taxes                                                     8,985,452             13,665,603
 Merger-related income tax benefit                                             (2,323,982)                     -
 Other taxes                                                                   13,341,098             13,848,188
                                                                             ------------           ------------
                                                                              223,079,893            200,641,646
                                                                             ------------           ------------

Operating income                                                               44,420,703             44,926,682
Other income and deductions:
 Allowance for equity funds used during construction                            2,006,861                832,705
 Interest income                                                                  413,983                771,297
 Other - net                                                                     (917,603)              (800,945)
                                                                             ------------           ------------
                                                                                1,503,241                803,057
                                                                             ------------           ------------
Income before interest charges                                                 45,923,944             45,729,739
Interest charges:
 Long-term debt                                                                26,367,947             23,345,743
 Trust preferred distributions by subsidiary
  holding solely parent debentures                                              1,416,667                      -
 Commercial paper                                                               2,621,486              1,274,399
 Allowance for borrowed funds used during construction                         (5,655,609)            (1,880,643)
 Other                                                                            562,979                405,599
                                                                             ------------           ------------
                                                                               25,313,470             23,145,098
                                                                             ------------           ------------
Net income                                                                     20,610,474             22,584,641
Preferred stock dividend requirements                                                   -                206,512
Redemption of preferred stock                                                           -              1,304,504
                                                                             ------------           ------------
Net income applicable to common stock                                        $ 20,610,474           $ 21,073,625
                                                                             ============           ============

Weighted average number of common shares outstanding                           17,598,161             17,369,160
                                                                             ============           ============

Basic and diluted earnings per weighted average share of
common stock                                                                 $       1.17           $       1.21
                                                                             ============           ============

Dividends per share of common stock                                          $       1.28           $       1.28
                                                                             ============           ============


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                                         June, 2001

                                                                CURRENT              YEAR TO              12 MONTHS
                                                                 MONTH                 DATE                 ENDED
                                                             --------------------------------------------------------
Net Income                                                   $  1,360,672          $  2,948,062         $ 20,610,474

Net Change in unrealized gain/(loss)
on derivative instruments:                                       (713,000)             (713,000)            (713,000)
                                                             ------------          ------------         ------------

Comprehensive Income                                         $    647,672          $  2,235,062         $ 19,897,474
                                                             ============          ============         ============

---------------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)


                                                             June 30, 2001        Dec. 31, 2000         June 30, 2000
                                                             --------------------------------------------------------

Common Stock - $1 Par Value                                  $ 17,610,475          $ 17,547,742         $ 17,492,777
Common Stock Equity Rights                                         54,044                48,788               47,669
Common Stock - Subsidiary Companies                                     -                     -                    -
Capital in Excess of Par Value                                169,165,360           167,908,882          166,556,317
Accumulated Other Comprehensive Income                           (713,000)                    -                    -
Installments Received on Common Stock                              64,046               530,208               75,002
Retained Earnings                                              45,779,469            54,117,291           47,701,266
                                                             ------------          ------------         ------------

Total Common Shareholders' Equity                            $231,960,394          $240,152,911         $231,873,031
                                                             ========================================================

See accompanying Notes to Financial Statements

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                              June 30,               December 31,
                                                                                2001                     2000
                                                                           --------------           --------------
ASSETS
 Utility plant, at original cost:
  Electric                                                                 $1,044,477,391           $  921,033,228
  Water                                                                         7,664,371                7,528,233
  Construction work in progress                                                19,036,734              120,126,571
                                                                           --------------           --------------
                                                                            1,071,178,496            1,048,688,032
  Accumulated depreciation                                                    336,955,840              328,370,253
                                                                           --------------           --------------
                                                                              734,222,656              720,317,779
 Current assets:
  Cash and cash equivalents                                                     3,054,958                2,490,580
  Accounts receivable - trade, net                                             19,841,075               19,960,839
  Accrued unbilled revenues                                                     9,488,817               11,824,546
  Accounts receivable - other                                                   6,902,586                3,631,654
  Fuel, materials and supplies                                                 18,979,895               14,589,253
  Prepaid expenses                                                              1,506,097                3,034,716
                                                                           --------------           --------------
                                                                               59,773,428               55,531,588
                                                                           --------------           --------------
 Deferred charges:
  Regulatory assets                                                            36,327,848               36,590,292
  Unamortized debt issuance costs                                               5,422,865                3,769,628
  Other                                                                        16,033,626               13,530,017
                                                                           --------------           --------------
                                                                               57,784,339               53,889,937
                                                                           --------------           --------------
   Total Assets                                                            $  851,780,423           $  829,739,304
                                                                           ==============           ==============

CAPITALIZATION AND LIABILITIES:
 Common stock, $1 par value, 17,664,519 and
  17,596,530 shares issued and outstanding,
  respectively                                                             $   17,664,519           $   17,596,530
 Capital in excess of par value                                               169,229,406              168,439,089
 Retained earnings (Note 2)                                                    45,779,469               54,117,292
 Accumulated Other Comprehensive Income (loss)(net)                              (713,000)                       -
                                                                           --------------           --------------
   Total common stockholders' equity                                          231,960,394              240,152,911
 Company obligated manditorily redeemable trust preferred
   securities of subsidiary holding solely parent debentures                   50,000,000                        -
 Long-term debt                                                               325,565,565              325,643,766
                                                                           --------------           --------------
                                                                              607,525,959              565,796,677
                                                                           --------------           --------------
 Current liabilities:
  Accounts payable and accrued liabilities                                     31,344,203               35,782,456
  Commercial paper                                                             63,000,000               69,500,000
  Customer deposits                                                             3,987,555                3,789,583
  Interest accrued                                                              5,682,824                5,402,131
  Taxes accrued, including income taxes                                         4,189,258                1,823,513
  Fair value of derivatives                                                     1,085,100                        -
  Current maturities - mortgage bonds                                          20,000,000               20,000,000
                                                                           --------------           --------------
                                                                              129,288,940              136,297,683
                                                                           --------------           --------------
 Noncurrent liabilities and deferred credits:
  Regulatory liability                                                         13,556,267               14,170,175
  Deferred income taxes                                                        85,014,052               83,581,349
  Unamortized investment tax credits                                            7,186,331                7,231,000
  Postretirement benefits other than pensions                                   4,848,203                4,835,897
  State Line advance payments                                                           -               14,399,757
  Other                                                                         4,360,671                3,426,766
                                                                           --------------           --------------
                                                                              114,965,524              127,644,944
                                                                           --------------           --------------
   Total Capitalization and Liabilities                                    $  851,780,423           $  829,739,304
                                                                           ==============           ==============

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                              ------------------------------------
                                                                                  2001                    2000
                                                                              ------------            ------------
Operating activities:
 Net income                                                                   $  2,948,062            $  5,954,742
 Adjustments to reconcile net income to cash flows:
  Depreciation and amortization                                                 16,095,421              15,519,686
  Pension income                                                                (1,881,500)             (3,488,502)
  Deferred income taxes, net                                                       152,489                 568,389
  Investment tax credit, net                                                       (44,669)               (123,401)
  Allowance for equity funds used during construction                             (465,857)               (832,706)
  Issuance of common stock for 401(k) plan                                         373,317                 390,090
  Issuance of common stock units for director retirement plan                       84,000                  84,000
  Cash flows impacted by changes in:
   Accounts receivable and accrued unbilled revenues                              (815,440)                365,153
   Fuel, materials and supplies                                                 (1,441,168)                (53,056)
   Prepaid expenses and deferred charges                                         1,286,097                (217,148)
   Accounts payable and accrued liabilities                                     (4,438,253)               (487,504)
   Customer deposits, interest and taxes accrued                                 2,844,410               5,541,400
   Other liabilities and other deferred credits                                    946,211               1,486,130
   Loss in fair value of derivatives                                               372,100                       -
                                                                              ------------            ------------

Net cash provided by operating activities                                       16,015,220              24,707,273

Investing activities:
  Additions to property, plant and equipment                                   (46,678,898)            (58,684,254)
  Allowance for equity funds used during construction                              465,857                 832,706
                                                                              ------------            ------------

Net cash used in investing activities                                          (46,213,041)            (57,851,548)

Financing activities:
  Proceeds from issuance of common stock                                           400,989               2,418,088
  Proceeds from issuance of trust preferred securities                          50,000,000                       -
  Preferred securities issuance costs                                           (1,768,906)                      -
  Net proceeds (repayments) from short-term borrowings                          (6,500,000)             21,500,000
  Payment of debt issue costs                                                       34,000                 (15,805)
  Dividends                                                                    (11,285,884)            (11,161,907)
  Repayment of first mortgage bonds                                               (118,000)               (121,000)
  State Line advance payments                                                            -               4,336,344
                                                                              ------------            ------------


Net cash provided by financing activities                                       30,762,199              16,955,720
                                                                              ------------            ------------

Net (decrease) increase in cash and cash equivalents                               564,378             (16,188,555)

Cash and cash equivalents at beginning of period                                 2,490,580              20,778,856
                                                                              ------------            ------------

Cash and cash equivalents at end of period                                    $  3,054,958            $  4,590,301
                                                                              ============            ============

See accompanying Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to present fairly the results for the interim periods presented. Certain reclassifications have been made to prior year information to conform with current year presentation.

Note 2 - Retained Earnings
--------------------------


 Balance at January 1, 2001                                                    $54,117,292
  Changes January 1 through March 31:
   Net Income                                                                    2,207,201
   Quarterly cash dividends on common stock:
    - $0.32 per share                                                           (5,634,710)

 Total changes January 1 through March 31                                       (3,427,509)
                                                                               -----------

 Balance April 1, 2001                                                          50,689,783
  Changes April 1 through June 30:
   Net Income                                                                      740,861
   Quarterly cash dividends on common stock:
    - $0.32 per share                                                           (5,651,175)

 Total changes April 1 through June 30                                          (4,910,314)
                                                                               -----------

 Balance June 30, 2001                                                         $45,779,469
                                                                               ===========

Note 3 - Income Taxes
---------------------

     As a result of the termination in January 2001 of our proposed merger with UtiliCorp, approximately $6.1 million in merger related expenses that were not tax deductible when incurred by us became deductible. This deduction was taken in January 2001, decreasing income tax expense for the first quarter of 2001 by approximately $2.3 million.


Note 4 - Trust Preferred Securities
-----------------------------------

     On March 1, 2001, Empire District Electric Trust I, issued 2,000,000 8.5% Trust Preferred Securities (liquidation amount $25 per preferred security) in a public underwritten offering. This issuance generated proceeds of $50.0 million and issuance costs of $1.8 million. Holders of the trust preferred securities are entitled to receive distributions at an annual rate of 8.5% of the $25 liquidation amount. Quarterly payments of dividends by the trust, as well as payments of principal, are made from cash received from corresponding payments made by us on the $50.0 million aggregate principal amount of 8.5% Junior Subordinated Debentures due March 1, 2031, issued by us to the trust, and held by the trust, as assets. Our interest payments on the debentures are tax deductible by us. We have effectively guaranteed the payments due on the outstanding trust preferred securities. The net proceeds of this offering were added to our general funds and were used to repay short-term indebtedness.

Note 5 - Recently Issued Accounting Standards
---------------------------------------------

     On January 1, 2001, we adopted the provision of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities An Amendment of SFAS 133" (SFAS 138). SFAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. Adoption of these accounting rules in January 2001 had no immediate impact on us. However, during the second quarter of 2001, we began utilizing derivatives to manage our gas commodity market risk to help manage our exposure resulting from purchasing most of our natural gas on the volatile spot market.

     A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. By using derivative financial instruments, we are exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. At June 30, 2001 there was no credit risk from counterparties. Market risk is the exposure to a change in the value of commodities caused by fluctuations in market variables, such as price.

     As of June 30, 2001, we have recorded liabilities of $1.1 million equal to the fair value of derivative financial instruments held as of that date in Current Liabilities on the balance sheet. As of June 30, 2001, we had one swap contract in place that was designated as a cash-flow hedging instrument. A $713,000 unrealized loss representing the fair market value of this contract is recognized as Accumulated Other Comprehensive Income (loss) (net) in the capitalization section of the balance sheet. This amount is also included in the $1.1 million Current Liabilities balance on the balance sheet. This amount will be adjusted cumulatively on a monthly basis until the determination periods, beginning November 1, 2001 and ending March 31, 2002. At the end of each determination period any gain or loss for that period related to the contract will be reclassified to earnings. There was no gain or loss reported for the period ending June 30, 2001 as a result of loss on hedging transactions. As of June 30, 2001 we also held two derivative contracts which did not qualify for hedge accounting treatment. A $248,350 unrealized loss representing the fair market value of these contracts is recognized within other income and deductions in the accompanying statement of income. We have also entered into fixed-price forward contracts for the purchase of coal and purchased power. While these contracts meet the definition of a derivative under SFAS 133, we record these transactions as normal purchases and normal sales because the contracts result in physical delivery.

     Cash Flow Hedges - Hedging is compensating for a risk in a transaction by undertaking a further transaction. If the first transaction suffers a loss, the hedge will have a compensatory gain. Examples of cash flow hedges would be hedging the forecasted issuance of fixed rate debt, hedging the forecasted sale/purchase of power or hedging the forecasted purchase of coal or natural gas. SFAS 133 dictates that the effective portion of a gain or loss on cash flow hedges must be recorded as comprehensive income. This is adjusted when the gain or loss is recorded monthly as the value of the derivatives is calculated based on current market prices. For a qualifying cash flow hedge, the derivative's gain or loss, to the extent that it is offset by the losses or gains on (1) the forecasted transaction or (2) the cash flows of the asset or liability being hedged, is deferred and reported as a component of other comprehensive income. The gains and losses accumulated in other comprehensive income are then reclassified to earnings in the same period or periods in which the hedged forecasted transaction or cash flows affect earnings. Comprehensive income does not affect earnings per share, as it is a balance sheet item.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements eliminate the amortization of purchased goodwill and instead require an annual review of goodwill and intangibles for impairment or when a change or event occurs that indicates goodwill may be impaired. SFAS No. 142 is required to be adopted no later than the first quarter of fiscal 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. We had no recorded goodwill as of June 30, 2001 but will continue to evaluate the total impact of the adoption of these Statements on our financial statements and financial reporting.
                            ----------------------

FORWARD LOOKING STATEMENTS

     Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, competition, litigation, environmental compliance, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as the cost and availability of purchased power and fuel (including the continuation of significantly increased natural gas prices and our efforts to manage these price increases); delays in or increased costs of construction; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; legislation; changes in accounting requirements; regulation and rate relief (including the outcome of the pending rate case seeking recovery of increased fuel and other costs and the inclusion of the State Line Combined Cycle Unit in the rate base) and environmental regulation (such as NOx regulation); competition; including the impact of deregulation on off-system sales; and other circumstances affecting anticipated rates, revenues and costs. Forward-looking statements speak only as of the time they were made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after such time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


RESULTS OF OPERATIONS

     The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 2001, compared to the same periods ended June 30, 2000.

Terminated Merger With UtiliCorp

     As a result of the termination in January 2001 of our proposed merger with UtiliCorp, approximately $6.1 million in merger related expenses that were not tax deductible when incurred by us became deductible. This deduction was taken in January 2001, decreasing income tax expense and increasing operating income for the first quarter of 2001 by approximately $2.3 million. In addition, Empire expensed $1.2 million of additional costs related to the proposed merger in the first quarter of 2001.

On-System Transactions

     Of our total electric operating revenues during the second quarter of 2001, approximately 38% were from residential customers, 33% from commercial customers, 19% from industrial customers, 5% from wholesale on-system customers and 2% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and operating revenues by major customer class were as follows:

                                                                                       Operating
                                          Kwh Sales                                     Revenues
                       -----------------------------------------------------------------------------------------
                                             Six          Twelve                          Six          Twelve
                            Second         Months         Months         Second         Months         Months
                            Quarter         Ended          Ended         Quarter         Ended          Ended
                       -----------------------------------------------------------------------------------------
Residential                  3.1%           14.6%          16.5%           0.3%           7.8%          12.1%
Commercial                  10.2            10.5           10.2            8.7            8.9            7.6
Industrial                   1.7             1.2            3.1            2.6            2.4            4.2
Wholesale On-System          3.4             8.4            6.4           (5.3)          11.0            9.9
 Total On-System             5.0             9.6           10.4            3.2            7.4            9.0

     Residential and commercial Kwh sales and revenues were up during the second quarter of 2001 due mainly to warmer temperatures as compared to the milder temperatures during the same period of 2000. Higher temperatures during the air-conditioning season and lower temperatures during the heating season generally result in increased Kwh sales.

     During the second quarter of 2001, industrial Kwh sales and related revenue grew due to continuing increases in business activity throughout our service territory.

     On-system wholesale Kwh sales increased during the second quarter of 2001 reflecting the warmer temperatures and continuing increases in business activity. Revenues associated with these sales decreased as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.

     For the six months ended June 30, 2001, Kwh sales to and revenue from our residential and commercial customers increased, reflecting the warmer temperatures during the second quarter of 2001 as well as the unusually cold temperatures during the first quarter of 2001 compared with the same periods in 2000. Industrial Kwh sales and related revenues, which are not particularly weather-sensitive, increased due to continuing increases in business activity throughout our service territory. On-system wholesale Kwh sales increased reflecting the favorable temperatures and continuing increases in business activity described above. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause.

     For the twelve months ended June 30, 2001, residential and commercial Kwh sales increased as a result of above-average temperatures in August and September of 2000 and unseasonably cold temperatures in November and December 2000 as well as the other reasons discussed above. Industrial sales and revenue continued to grow due to strong business activity in our service territory. On-system wholesale Kwh sales and related revenue increased during the twelve-month period reflecting the weather conditions and continuing increases in business activity discussed above.

     On November 3, 2000, we filed a request with the Missouri Public Service Commission for a general annual increase in rates for our Missouri electric customers in the amount of $41,467,926, or 19.36%. This request seeks recovery of expenses resulting from significantly higher natural gas prices than the levels contemplated by our existing rates as well as our investment in the Combined Cycle Unit recently constructed at the State Line Power Plant and other plant additions which have occurred since our last rate increase in September 1997. We also filed a request for interim rate relief in February 2001 which was denied in March. The Missouri Commission held an evidentiary hearing May 29, 2001 through June 8, 2001. A true-up hearing is scheduled for August 23 through 24 with an order expected in September 2001. We cannot predict the amount of any increase which might be granted as a result of this filing.

Off-System Transactions

     In addition to sales to our own customers, we also sell power to other utilities as available and also provide transmission service through our system for transactions between other energy suppliers. During the second quarter of 2001, revenues from such off-system transactions were approximately $1.7 million as compared to approximately $2.5 million in the second quarter of 2000. Off-system revenues were approximately $3.7 million for the six-month period ended June 30, 2001 as compared to approximately $4.1 million in the second quarter of 2000. For the twelve months ended June 30, 2001, revenues from such off-system transactions were approximately $10.0 million as compared to $9.6 million for the twelve months ended June 30, 2000. The decrease in revenues during the second quarter and the six-months ended June 30, 2001 resulted primarily from our peak hour market-based power rates being substantially lower this summer than in 2000. Pursuant to orders issued by the FERC and subsequent tariffs filed by us and the Southwest Power Pool ("SPP"), these off-system sales have been opened up to competition.

     We are a member of the SPP, a regional division of the North American Electric Reliability Council, and are participating with other utility members in an effort to restructure the SPP to make it a regional transmission organization ("RTO"). However on July 12, 2001,the FERC stated that the SPP was not large enough to form its own RTO. The FERC, moving toward its goal of dividing the nation's grid into four regional RTOs, ordered the SPP to hold talks with others to consider forming a single Southeast RTO but also acknowledged that SPP may want to have discussions with the Midwest ISO. We expect to become part of either the Midwest ISO or the Southeast RTO.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition".

Operating Revenue Deductions

     During the second quarter of 2001, total operating expenses increased approximately $4.1 million (12.8%) compared with the same period last year.

     Total fuel costs increased approximately $3.4 million (37.8%) during the second quarter of 2001 as compared to the same period in 2000 while purchased power costs decreased approximately $0.8 million (5.1%) during the period primarily due to increased availability of our coal-fired generating units. The increase in fuel costs reflects significantly higher natural gas prices for our gas-fired generating units.

     Other operating expenses increased $1.5 million (20.4%) during the period mainly due to decreased income from the pension fund caused by a decline in the value of invested funds and an increase in injuries and damages expense. Maintenance and repair expense decreased approximately $0.3 million (5.5%) during the quarter, primarily due to the timing of the Asbury spring outage as well as a decrease in maintenance expenses at the Iatan plant.

     Depreciation and amortization expenses increased approximately $0.3 million (4.9%) during the quarter due to increased levels of plant and equipment placed in service. Total income taxes decreased $1.5 million (85.6%) during the second quarter of 2001 due to a decrease in taxable income. Depreciation and amortization, as well as maintenance expense will increase starting in the third quarter reflecting the commencement of commercial operation of the State Line Combined Cycle Unit in June 2001. We signed a long-term maintenance agreement with Siemens Westinghouse in July 2001 for scheduled maintenance associated with the two combustion turbines utilized in the Combined Cycle Unit. We also signed a long-term maintenance agreement with Siemens Westinghouse for scheduled maintenance associated with the two simple cycle combustion turbines at the Energy Center and the one simple cycle combustion turbine located at the State Line Power Plant.

     For the six months ended June 30, 2001, total operating expenses were up approximately $13.1 million (20.6%). Merger related expenses, which were $1.2 million in the first quarter, primarily related to severance benefits. Purchased power costs increased $6.9 million (23.9%) due mainly to increased demand resulting from unusually cold temperatures in the first quarter of 2001 and increased costs for this purchased power. Additional purchases of replacement energy were necessary to meet this demand because the Asbury Plant was on an early five-day scheduled spring outage during this period. Total fuel costs increased $2.8 million (14.7%) for the six-month period ending June 30, 2001 due primarily to significantly increased natural gas prices as well as increased generation from our coal-fired units. Other operating expenses increased $2.3 million (14.8%) mainly due to an actuarially determined adjustment to our pension benefit obligation during the first quarter of 2001, decreased income from the pension fund in both quarters and the increase in injuries and damages expense during the second quarter of 2001.

     Maintenance and repair expense decreased $0.3 million (4.4%) for the six months ended June 30, 2001 compared to the same period in 2000 primarily due to decreased levels of maintenance at the Iatan plant. Total provisions for income taxes decreased $4.7 million (182.1%) due to a decrease in taxable income and to the benefit created by the deductibility of approximately $6.1 million in merger related expenses in the first quarter of 2001 as discussed above.

     During the twelve months ended June 30, 2001, total operating expenses increased approximately $30.2 million (23.2%) compared to the year ago period. Total purchased power costs increased by approximately $21.2 million (41.6%) reflecting the increased demand in the third and fourth quarters of 2000 and the first quarter of 2001 and the expiration of two favorable purchased power contracts. Total fuel costs increased approximately $7.2 million (16.2%) during the twelve-month period primarily reflecting significantly higher natural gas prices as well as increased generation from our coal-fired units. Merger related expenses decreased $1.2 million (43.6%) due to the termination of the merger in January 2001.

     Other operating expenses increased approximately $3.0 million (9.6%) during the twelve months ended June 30, 2001, compared to the same period last year due to the decreased pension fund income caused by a decline in the value of invested funds and increased injuries and damages expense.

     Maintenance and repair expenses decreased approximately $1.6 million (9.8%) during the twelve months ended June 30, 2001 compared to the prior period mainly due to decreased levels of scheduled maintenance costs for the gas-fired combustion turbines at the Energy Center. Depreciation and amortization expense increased approximately $1.3 million (5.0%) due to increased levels of plant and equipment placed in service. Total provision for income taxes decreased $7.0 million (51.3%) due to lower taxable income during the current period and by the deductibility of approximately $6.1 million in merger related expenses discussed above.

Nonoperating Items

     Total allowance for funds used during construction (AFUDC) increased significantly during each of the periods presented, reflecting the construction of the State Line Combined Cycle Unit. There will be a substantial decrease in AFUDC because of the unit being placed into commercial operation in June 2001.

     Other-net deductions increased during each of the periods presented due primarily to a loss in the second quarter of 2001 caused by the marking to market, required by SFAS 133, of option contracts entered into in connection with our hedging activities. Interest income decreased for all periods presented reflecting lower balances of cash available for investment.

     Interest charges on long-term debt were virtually the same for the second quarter of 2001 and for the six months ended June 30, 2001 when compared to the same periods last year. Interest charges on long-term debt increased $3.0 million (13.0%) for the twelve months ended period when compared to the same period last year due to the issuance of $100 million of our unsecured Senior Notes in November 1999. Commercial paper interest increased $0.5 million during the second quarter, $1.4 million for the six months ended June 30, 2001 and $1.3 million for the twelve months ended June 30, 2001, as compared to the same periods ended in 2000. These increases in commercial paper interest were caused by the increased usage of short-term debt for financing our ongoing construction program. Interest related to our Trust Preferred Securities issued March 1, 2001 added $1.1 million to interest charges in the second quarter and $1.4 million to interest charges in both the six month and twelve-month ended periods ended in 2001.

Earnings

     For the second quarter of 2001, earnings per share of common stock were $0.04 compared to $0.21 during the second quarter of 2000. Earnings per share were down primarily as a result of significantly increased natural gas prices in the second quarter of 2001 as compared to the same period in 2000, offset by significantly higher AFUDC.

     Earnings per share for the six months ended June 30, 2001, were $0.17 compared to $0.34 for the six months ended a year earlier. Excluding $1.2 million in merger costs for the first six months of 2001 and $0.1 million for the first six months of 2000 and $2.3 million in tax benefits from previously incurred merger-related costs that became deductible for income tax purposes in the first quarter of 2001, earnings per share would have been $0.11 for the six months ended June 30, 2001 and $0.35 for the six months ended June 30, 2000. Excluding merger costs, earnings per share decreased for the six months ended June 30, 2001 primarily due to significantly increased natural gas prices and purchased power costs, offset by significantly higher AFUDC.

     For the twelve months ended June 30, 2001, earnings per share of common stock were $1.17 compared to $1.21 for the twelve months ended a year earlier. Excluding $1.6 million in merger costs for the twelve months ended June 2001 and $2.8 million in merger costs for the twelve months ended June 2000 and the $2.3 million in tax benefits in the first quarter of 2001, earnings per share would have been $1.13 and $1.38 respectively. Earnings for the twelve months ended June 2001 were negatively impacted by significantly increased natural gas prices and purchased power costs and positively impacted by significantly higher AFUDC.

     We believe our earnings will continue to decline until we receive rate relief adequate to recover increased fuel, purchased power and other costs, including costs associated with the State Line Combined Cycle Unit which commenced commercial operations in June. We believe an order will be issued in our pending rate case in September 2001 as discussed above, however, we can make no prediction as to the amount of rate relief we will receive.

Environmental

     In July 2000, we received a request for information from the EPA regarding the State Line Power Plant. The information request indicated that the State Line Power Plant units should have an Acid Rain Permit under Title IV of the 1990 Amendments to the Clean Air Act in addition to the construction and operating permits previously issued to us by the Missouri Department of Natural Resources. In response, in August 2000, we applied for the required Acid Rain Permit with the Missouri Department of Natural Resources and subsequently received the required permit. The EPA notified us in June 2001 that we were subject to being fined approximately $173,000 because of the lack of the permit but had the right to request a hearing or a settlement conference. We had a settlement conference with the EPA in July. The EPA offered to settle if we agreed to a $35,000 fine and to undertake a supplemental environmental project with a cost approximating $128,500. We have preliminary consensus with the EPA and expect to conclude this matter during the third quarter of 2001.

Competition

     The Oklahoma Legislature overwhelmingly approved legislation in June 2001 that indefinitely delays electric restructuring in the state. This legislation was signed by the Governor and calls for further study on the subject. Deregulation had been scheduled to be implemented in July 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our construction-related expenditures totaled $23.0 million during the second quarter of 2001 compared to $32.5 million for the same period in 2000. For the six months ended June 30, 2001, construction-related expenditures totaled $46.7 million compared to $58.7 million for the same period in 2000. Approximately $10.9 million of the construction expenditures during the second quarter of 2001 and $23.2 million during the first six months of 2001 were related to the State Line Combined Cycle Unit. Approximately $9.9 million during the second quarter of 2001 and $20.1 million during the first six months of 2001 were related to additions to our transmission and distribution systems to meet projected increases in customer demand. During the first six months of 2000, approximately 4% of construction expenditures were satisfied with internally generated funds.

     Construction of the 500-megawatt State Line Combined Cycle Unit was substantially completed and the plant was placed into commercial operations on June 25, 2001. The total cost of this unit was approximately $204 million. Our 60% share of this amount was approximately $122 million before considering our contribution of 40% of existing property. After the transfer to Westar Generating on June 15, 2001 of an undivided 40% joint ownership interest in the existing State Line Unit No.2 and certain other property at book value, our net cash requirement was approximately $108 million, excluding AFUDC. We are responsible for the operation and maintenance of the State Line Combined Cycle Unit with the costs shared in the same 60/40 split.

     Our construction expenditures are currently expected to total approximately $63.3 million in 2001, including approximately $25.0 million for the Combined Cycle Unit and $20.8 million for additions to our distribution system.

     We currently estimate that internally generated funds will provide 100% of the funds required for the remainder of our 2001 construction expenditures. However, if additional funds are needed, we intend to utilize short-term debt to finance our needs and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, (including the sale of our common stock pursuant to our Employee Stock Purchase Plan) and with internally-generated funds. In early 2001, our Board of Directors authorized a Dividend Reinvestment and Stock Purchase Plan. We received necessary approval from the Kansas Corporation Commission on June 29, 2001 and the plan is now in effect. We currently have lines of credit aggregating $75 million.

     In February 2001, the SEC declared effective our $80 million shelf registration statement covering our unsecured debt securities and preferred securities of two newly created trusts of which $30 million remains available for issuance. We also have an effective shelf registration statement on file with the SEC under which up to an aggregate of $50 million of our common stock, first mortgage bonds and unsecured debt securities remain available for issuance.

     Following announcement of the merger with UtiliCorp, the ratings for our first mortgage bonds (other than the pollution control bonds) were placed on credit watch with downward implications by Moody's Investors Service and Standard & Poor's. Standard & Poor's removed the credit watch but kept the downward implication in January 2001 after the merger was terminated. On May 3, 2001, Moody's Investors Service lowered the debt ratings of our first mortgage bonds (other than the pollution control bonds) to Baa1 from A2, and on our senior unsecured debt to Baa2 from A3. This downgrade was primarily due to the risk to our credit profile associated with our ability to obtain necessary rate relief from the Missouri Public Service Commission to recover our capital expenditures associated with the State Line construction and our increased operating expenses primarily caused by escalating natural gas prices.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     Market risk is the exposure to a change in the value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates or commodity prices. We handle market risk in accordance with established policies, which may include entering into various derivative transactions. See Note 5 of "Notes to Consolidated Financial Statements" for further information.

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

(b) The following persons were re-elected Directors of Empire to serve until the 2004 Annual Meeting of Stockholders:

          R. C. Hartley (13,518,045 votes for; 352,644 withheld authority).
          F. E. Jefferies (13,526,248 votes for; 344,441 withheld authority).

     The following person was elected Director of Empire to serve until the 2004 Annual Meeting of Stockholders:

          J. S. Leon (13,406,918 votes for; 409,771 withheld authority).

     The term of office as a Director of the following persons continued after the meeting: M. F. Chubb, R. L. Lamb, R. E. Mayes, R. D. Hammons, J. R. Herschend, M. W. McKinney and M. M. Posner.

Item 5.  Other Information.
         ------------------

     At June 30, 2001, the Company's ratio of earnings to fixed charges was 1.88x. See Exhibit (12) hereto.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)  Exhibits.

     (12)  Computation of Ratios of Earnings to Fixed Charges.

(b)  No reports on Form 8-K were filed during the second quarter of 2001.

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

                         THE EMPIRE DISTRICT ELECTRIC COMPANY
                         ------------------------------------
                                    Registrant




                         By  /s/  D. W. Gibson
                           ----------------------------------
                                  D. W. Gibson
                            Vice President - Finance



                         By  /s/   D. L. Coit
                           ----------------------------------
                                   D. L. Coit
                             Controller, Assistant Treasurer
                                 and Assistant Secretary

August 14, 2001