Form 10-Q
period 2001-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2001-11-13
CIK 32689

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                -----------------
                                    FORM 10-Q
                                -----------------

     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2001 or
                                         ------------------

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                to               .
                                         --------------    --------------

                         Commission file number: 1-3368


                      THE EMPIRE DISTRICT ELECTRIC COMPANY

             (Exact name of registrant as specified in its charter)

                  Kansas                                 44-0236370
         (State of Incorporation)           (I.R.S. Employer Identification No.)

  602 Joplin Street, Joplin, Missouri                      64801
(Address of principal executive offices)                 (zip code)

                  Registrant's telephone number: (417) 625-5100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


    Common stock outstanding as of November 1, 2001:  17,717,321 shares.


================================================================================

                      THE EMPIRE DISTRICT ELECTRIC COMPANY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I -  Financial Information:

Item 1.   Consolidated Financial Statements:

          a.   Consolidated Statement of Income ..........................   3

          b.   Consolidated Statement of Comprehensive Income ............   6

          c.   Consolidated Statement of Common Stockholders' Equity .....   6

          d.   Consolidated Balance Sheet ................................   7

          e.   Consolidated Statement of Cash Flows ......................   8

          f.   Notes to Consolidated Financial Statements ................   9

          Forward Looking Statements .....................................  11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................  12

          Results of Operations ..........................................  12

          Liquidity and Capital Resources ................................  18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .....  20

Part II - Other Information:

Item 1.   Legal Proceedings - (none)

Item 2.   Changes in Securities and Use of Proceeds - (none)

Item 3.   Defaults Upon Senior Securities - (none)

Item 4.   Submission of Matters to a vote of Security Holders - (none)

Item 5.   Other Information ..............................................  20

Item 6.   Exhibits and Reports on Form 8-K ...............................  20

Signatures ...............................................................  22

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                         ---------------------------------------
                                                                                2001                 2000
                                                                         -------------------  ------------------
Operating revenues:
  Electric                                                               $       83,045,693   $       85,925,995
  Water                                                                             293,601              297,129
                                                                         ------------------   ------------------
                                                                                 83,339,294           86,223,124
Operating revenue deductions:
  Operating expenses:
    Fuel                                                                         22,280,914           18,426,824
    Purchased power                                                              12,807,364           16,403,004
    Other                                                                         9,129,616            9,041,204
    Merger related Expenses                                                          39,842               78,990
                                                                         ------------------   ------------------
  Total operating expenses                                                       44,257,736           43,950,022

  Maintenance and repairs                                                         4,348,149            3,211,084
  Depreciation and amortization                                                   8,256,000            6,982,089
  Provision for income taxes                                                      4,061,360            8,443,621
  Other taxes                                                                     3,980,991            3,964,316
                                                                         ------------------   ------------------
                                                                                 64,904,236           66,551,132
                                                                         ------------------   ------------------

Operating income                                                                 18,435,058           19,671,992
Other income and deductions:
    Allowance for equity funds used during construction                               9,773              662,015
    Interest income                                                                  41,804              154,379
    Loss on SLCC plant disallowance                                              (4,087,066)                   -
    Provision for other income taxes                                              1,517,852                    -
    Other - net                                                                    (308,775)              94,554
                                                                         -------------------  ------------------
                                                                                 (2,826,412)             910,948
                                                                         -------------------  ------------------
Income before interest charges                                                   15,608,646           20,582,940
Interest charges:
    Long-term debt:
      Trust preferred distributions by subsidiary
       holding solely parent debentures                                           1,062,500                    -
       Other                                                                      6,595,127            6,589,021
    Commercial paper                                                                505,064              471,741
    Allowance for borrowed funds used during construction                          (148,418)            (913,290)
    Other                                                                           235,666              103,185
                                                                         ------------------   ------------------
                                                                                  8,249,939            6,250,657
                                                                         ------------------   ------------------
Net income applicable to common stock                                    $        7,358,707   $       14,332,283
                                                                         ==================   ==================

Weighted average number of common shares outstanding                             17,680,831           17,555,023
                                                                         ==================   ==================

Basic and diluted earnings per weighted average share of common stock        $    0.42            $    0.82
                                                                             =========            =========

Dividends per share of common stock                                          $    0.32            $    0.32
                                                                             =========            =========

See accompanying Notes to Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                         ---------------------------------------
                                                                                2001                 2000
                                                                         -------------------  ------------------
Operating revenues:
  Electric                                                               $      201,473,759   $      196,879,596
  Water                                                                             820,758              801,613
                                                                         ------------------   ------------------
                                                                                202,294,517          197,681,209
Operating revenue deductions:
  Operating expenses:
    Fuel                                                                         43,870,568           37,253,589
    Purchased power                                                              48,604,371           45,292,144
    Other                                                                        27,115,813           24,712,378
    Merger related Expenses                                                       1,276,596              200,854
                                                                         ------------------   ------------------
  Total operating expenses                                                      120,867,348          107,458,965

  Maintenance and repairs                                                        11,788,518           10,996,284
  Depreciation and amortization                                                  22,694,736           20,713,685
  Provision for income taxes                                                      4,260,826           11,032,635
  Merger-related income tax benefit                                              (2,323,982)                   -
  Other taxes                                                                    10,676,776           10,431,099
                                                                         ------------------   ------------------
                                                                                167,964,222          160,632,668
                                                                         ------------------   ------------------

Operating income                                                                 34,330,295           37,048,541
Other income and deductions:
  Allowance for equity funds used during construction                               475,630            1,494,721
  Interest income                                                                   176,797              516,991
  Loss on SLCC plant disallowance                                                (4,087,066)                   -
  Provision for other income taxes                                                1,516,186                    -
  Other - net                                                                      (817,671)            (158,691)
                                                                         ------------------   ------------------
                                                                                 (2,736,124)           1,853,021
                                                                         ------------------   ------------------
Income before interest charges                                                   31,594,171           38,901,562
Interest charges:
  Long-term debt:
    Trust preferred distributions by subsidiary
     holding solely parent debentures                                             2,479,167                    -
    Other                                                                        19,787,411           19,769,258
  Commercial paper                                                                1,979,315              572,196
  Allowance for borrowed funds used during construction                          (3,551,464)          (2,062,052)
  Other                                                                             592,974              335,135
                                                                         ------------------   ------------------
                                                                                 21,287,403           18,614,537
                                                                         ------------------   ------------------
Net income applicable to common stock                                    $       10,306,768   $       20,287,025
                                                                         ==================   ==================

Weighted average number of common shares outstanding                             17,641,314           17,472,691
                                                                         ==================   ==================

Basic and diluted earnings per weighted average share of common stock
                                                                             $    0.58            $    1.16
                                                                             =========            =========

Dividends per share of common stock                                          $    0.96            $    0.96
                                                                             =========            =========

See accompanying Notes to Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                   Twelve Months Ended
                                                                                       September 30,
                                                                         ---------------------------------------
                                                                                2001                 2000
                                                                         -------------------  ------------------
Operating revenues:
  Electric                                                               $      263,531,492   $      249,260,598
  Water                                                                           1,085,274            1,071,087
                                                                         ------------------   ------------------
                                                                                264,616,766          250,331,685
Operating revenue deductions:
  Operating expenses:
    Fuel                                                                         55,516,557           45,082,212
    Purchased power                                                              68,550,323           56,587,220
    Other                                                                        34,819,417           32,265,331
    Merger Related Expenses                                                       1,557,651              328,835
                                                                         ------------------   ------------------
                                                                                160,443,948          134,263,598
  Total operating expenses

  Maintenance and repairs                                                        15,587,444           14,447,477
  Depreciation and amortization                                                  29,764,624           27,564,790
  Provision for income taxes                                                      4,603,191           13,256,494
  Merger-related income tax benefit                                              (2,323,982)                   -
  Other taxes                                                                    13,357,772           14,195,200
                                                                         ------------------   ------------------
                                                                                221,432,997          203,727,559
                                                                         ------------------   ------------------

Operating income                                                                 43,183,769           46,604,126
Other income and deductions:
  Allowance for equity funds used during construction                             1,354,619            1,494,721
  Interest income                                                                   301,408              850,451
  Loss on SLCC plant disallowance                                                (4,087,066)                   -
  Provision for other income taxes                                                1,729,882                    -
  Other - net                                                                    (1,532,962)            (617,673)
                                                                         ------------------   ------------------
                                                                                 (2,234,119)           1,727,499
                                                                         -------------------  ------------------
Income before interest charges                                                   40,949,650           48,331,625
Interest charges:
  Long-term debt:
    Trust preferred distributions by subsidiary
     holding solely parent debentures                                             2,479,167                    -
    Other                                                                        26,374,054           25,316,150
  Commercial paper                                                                2,654,808            1,017,436
  Allowance for borrowed funds used during construction                          (4,890,737)          (2,338,110)
  Other                                                                             695,461              422,831
                                                                         ------------------   ------------------
                                                                                 27,312,753           24,418,307
                                                                         ------------------   ------------------
Net income applicable to common stock                                    $       13,636,897   $       23,913,318
                                                                         ==================   ==================

Weighted average number of common shares outstanding                             17,629,871           17,437,554
                                                                         ==================   ==================

Basic and diluted earnings per weighted average share of common stock        $    0.77            $    1.37
                                                                             =========            =========

Dividends per share of common stock                                          $    1.28            $    1.28
                                                                             =========            =========

See accompanying Notes to Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

                                                                                                September, 2001

                                                         CURRENT               YEAR TO             12 MONTHS
                                                         QUARTER                DATE                 ENDED
                                                    ------------------   ------------------   -------------------

Net income                                          $        7,358,707   $       10,306,768   $        13,636,897

Net change in unrealized gain/(loss)
on derivative instruments:                                  (1,176,000)          (1,889,000)           (1,889,000)
                                                    ------------------   ------------------   -------------------

Comprehensive Income                                $        6,182,707   $        8,417,768   $        11,747,897
                                                    ==================   ==================   ===================


-----------------------------------------------------------------------------------------------------------------




CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)

                                                      Sept. 30, 2001       Dec. 31,  2000        Sept. 30, 2000
                                                    ------------------   ------------------    ------------------

Common stock - $1 par value                         $       17,650,369   $       17,547,742    $       17,539,616
Common stock equity rights                                      54,888               48,788                48,259
Capital in excess of par value                             169,932,853          167,908,881           167,688,689
Accumulated other comprehensive income loss                 (1,889,000)                   -                     -
Installments received on common stock                          283,259              530,208               327,098
Retained earnings                                           47,480,772           54,117,292            56,417,883
                                                    ------------------   ------------------    ------------------

Total Common Shareholders' Equity                   $      233,513,141   $      240,152,911    $      242,021,545
                                                    ==================   ==================    ==================






















See accompanying Notes to Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                           September 30,        December 31,
                                                                               2001                 2000
                                                                        ------------------   ------------------
ASSETS
  Utility plant, at original cost:
    Electric                                                            $    1,049,466,810   $      921,033,228
    Water                                                                        7,741,970            7,528,233
    Construction work in progress                                               29,437,888          120,126,571
                                                                        ------------------   ------------------
                                                                             1,086,646,668        1,048,688,032
    Accumulated depreciation                                                   344,403,054          328,370,253
                                                                        ------------------   ------------------
                                                                               742,243,614          720,317,779
  Current assets:
    Cash and cash equivalents                                                    6,114,752            2,490,580
    Accounts receivable - trade, net                                            26,091,503           19,960,839
    Accrued unbilled revenues                                                    8,071,370           11,824,546
    Accounts receivable - other                                                  6,425,050            3,631,654
    Fuel, materials and supplies                                                14,506,609           14,589,253
    Prepaid expenses                                                               635,407            3,034,716
                                                                        ------------------   ------------------
                                                                                61,844,691           55,531,588
                                                                        ------------------   ------------------
  Noncurrent Assets and deferred charges:
    Regulatory assets                                                           36,368,663           36,590,292
    Unamortized debt issuance costs                                              5,301,519            3,769,628
    Other                                                                       17,334,385           13,530,017
                                                                        ------------------   ------------------
                                                                                59,004,567           53,889,937
                                                                        ------------------   ------------------
      Total Assets                                                      $      863,092,872   $      829,739,304
                                                                        ==================   ==================
CAPITALIZATION AND LIABILITIES:
  Common stock, $1 par value, 17,705,257 and
    17,596,530 shares issued and outstanding,
    respectively                                                        $       17,705,257   $       17,596,530
  Capital in excess of par value                                               170,216,112          168,439,089
  Retained earnings (Note 2)                                                    47,480,772           54,117,292
  Accumulated other comprehensive loss                                          (1,889,000)                   -
                                                                        ------------------   ------------------
      Total common stockholders' equity                                        233,513,141          240,152,911
Long-term debt:
   Company obligated manditorily redeemable trust preferred
     securities of subsidiary holding solely parent debentures                  50,000,000                    -
  Other                                                                        288,052,464          325,643,766
                                                                        ------------------   ------------------
                                                                               571,565,605          565,796,677
                                                                        ------------------   ------------------
  Current liabilities:
    Current maturities - mortgage bonds                                         57,500,000           20,000,000
    Obligations under capital lease                                                133,155                    -
    Accounts payable and accrued liabilities                                    29,594,130           35,782,456
    Commercial paper                                                            63,000,000           69,500,000
    Customer deposits                                                            3,924,413            3,789,583
    Interest accrued                                                            10,817,160            5,402,131
    Loss in fair value of derivatives                                            1,889,000                    -
    Taxes accrued, including income taxes                                        9,083,574            1,823,513
                                                                        ------------------   ------------------
                                                                               175,941,431          136,297,683
                                                                        ------------------   ------------------
  Noncurrent liabilities and deferred credits:
    Regulatory liability                                                        13,249,313           14,170,175
    Deferred income taxes                                                       85,740,615           83,581,349
    Unamortized investment tax credits                                           6,704,859            7,231,000
    Postretirement benefits other than pensions                                  4,872,008            4,835,897
    State Line advance payments                                                          -           14,399,757
    Other                                                                        5,019,042            3,426,766
                                                                        ------------------   ------------------
                                                                               115,585,836          127,644,944
                                                                        ------------------   ------------------
      Total Capitalization and Liabilities                              $      863,092,872   $      829,739,304
                                                                        ==================   ==================

See accompanying Notes to Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                         ---------------------------------------
                                                                                2001                 2000
                                                                         ------------------   ------------------
Operating activities:
  Net income                                                             $       10,306,768   $       20,287,025
  Adjustments to reconcile net income to cash flows:
    Depreciation and amortization                                                25,062,284           23,345,089
    Pension income                                                               (2,822,250)          (4,792,230)
    Deferred income taxes, net                                                    1,796,117            2,403,122
    Investment tax credit, net                                                     (526,141)            (521,733)
    Allowance for equity funds used during construction                            (475,630)          (1,494,721)
    Issuance of common stock for 401(k) plan                                        550,900              560,721
    Other                                                                           222,637                    -
    Loss on SLCC Plant Disallowance                                               4,087,066                    -
    Issuance of common stock units for director retirement plan                      84,000               84,000
    Cash flows impacted by changes in:
      Accounts receivable and accrued unbilled revenues                          (5,170,884)          (9,526,411)
      Fuel, materials and supplies                                                3,032,118            1,930,762
      Prepaid expenses, other non-current assets and deferred                     1,727,507             (614,036)
      charges
      Accounts payable and accrued liabilities                                   (6,188,327)           2,052,895
      Customer deposits, interest and taxes accrued                              11,252,748           19,108,028
      Other liabilities and other deferred credits                                1,023,697              179,562
                                                                         ------------------   ------------------

Net cash provided by operating activities                                        43,962,610           53,002,073

Investing activities:
    Construction expenditures                                                   (66,816,237)         (94,467,266)
    Allowance for equity funds used during construction                             475,630            1,494,721
                                                                         ------------------   ------------------

Net cash used in investing activities                                           (66,340,607)         (92,972,545)

Financing activities:
    Proceeds from issuance of common stock                                        1,250,850            3,679,354
    Dividends                                                                   (16,943,288)         (16,777,573)
    Repayment of first mortgage bonds                                              (151,000)            (256,000)
    Payment of debt issue costs                                                     114,513               48,857
    State Line advance payments                                                           -            6,504,516
    Proceeds from issuance of trust preferred securities                         50,000,000                    -
    Preferred securities issuance costs                                          (1,768,906)                   -
    Net issuances (repayments) from short-term borrowings                        (6,500,000)          32,000,000
                                                                         ------------------   ------------------

Net cash provided by (used in) financing activities                              26,002,169           25,199,154
                                                                         ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                              3,624,172          (14,771,318)

Cash and cash equivalents at beginning of period                                  2,490,580           20,778,856
                                                                         ------------------   ------------------

Cash and cash equivalents at end of period                               $        6,114,752   $        6,007,538
                                                                         ==================   ==================

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

Note 2 - Retained Earnings

  Balance at January 1, 2001                              $         54,117,292
    Changes January 1 through June 30:
      Net Income                                                     2,948,062
      Quarterly cash dividends on common stock:
        - $0.64 per share                                          (11,285,885)

  Total changes January 1 through June 30                           (8,337,823)
                                                          --------------------

  Balance at July 1, 2001                                           45,779,469
    Changes July 1 through September 30:
      Net Income                                                     7,358,707
      Quarterly cash dividends on common stock:
        - $0.32 per share                                           (5,657,404)

  Total changes July 1 through September 30                          1,701,303
                                                          --------------------

  Balance at September 30, 2001                           $         47,480,772
                                                          ====================

Note 3 - Income Taxes

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

Note 5 - Recently Issued Accounting Standards

       On January 1, 2001, we adopted the provision of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities An Amendment of SFAS 133" (SFAS 138). SFAS 133, as amended, requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. Adoption of these accounting rules in January 2001 had no immediate impact on us. However, during the second quarter of 2001, we began utilizing derivatives to manage our gas commodity market risk to help manage our exposure resulting from purchasing most of our natural gas on the volatile spot market.
       A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. By using derivative financial instruments, we are exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. At September 30, 2001 we had minimal exposure to credit risk from counterparties. Market risk is the exposure to a change in the value of commodities caused by fluctuations in market variables, such as price.
       As of September 30, 2001, we have recorded liabilities of $1.9 million equal to the fair value of derivative financial instruments held as of that date in Current Liabilities on the balance sheet. As of September 30, 2001, we had one swap contract in place that was designated as a cash-flow hedging instrument. A $1.9 million unrealized loss representing the fair market value of this contract is recognized as Accumulated Other Comprehensive Loss in the capitalization section of the balance sheet. This amount will be adjusted cumulatively on a monthly basis until the determination periods, beginning November 1, 2001 and ending March 31, 2002. At the end of each determination period, which is the last day of each calendar month in the period, any gain or loss for that period related to the contract will be reclassified to fuel expense.
       As of September 30, 2001, $417,360 of losses relating to options has been recognized within other income and deductions in the accompanying statement of income. These option contracts did not qualify for hedge accounting. All option contracts have been exercised as of September 30, 2001.
       We have also entered into fixed-price forward contracts for the purchase of natural gas, coal and purchased power. These contracts are not subject to the reporting requirements of SFAS 133 because they are considered to be normal purchases and normal sales.
       Cash Flow Hedges - Hedging is compensating for a risk in a transaction by undertaking a further transaction. If the first transaction suffers a loss, the hedge will have a compensatory gain. Examples of cash flow hedges would be hedging the forecasted issuance of fixed rate debt, hedging the forecasted sale/purchase of power or hedging the forecasted purchase of coal or natural gas. SFAS 133 dictates that the effective portion of a gain or loss on cash flow hedges must be recorded in comprehensive income. This is adjusted when the gain or loss is recorded monthly as the value of the derivatives is calculated based on current market prices. For a qualifying cash flow hedge, the derivative's gain or loss, to the extent that it is offset by the losses or gains on (1) the forecasted transaction or (2) the cash flows of the asset or liability being hedged, is deferred and reported as a component of other comprehensive income. The gains and losses accumulated in other comprehensive income are then reclassified to earnings in the same period or periods in which the hedged forecasted transaction or cash flows affect earnings. Comprehensive income does not affect earnings per share.
       In order to minimize our risk from volatile natural gas prices, we intend to utilize our resources and purchase contracts, at least once a year, to establish anticipated gas requirements for our retail load for each of the next four years. We will then model our system in the context of the regional power market to establish anticipated gas requirements for our generation units given the overall mix of the region. We have set the following guidelines for our procurement of gas for regional market needs: 0%-20% of year 2005 gas, 20%-40% of year 2004 gas, 40%-60% of year 2003 gas and 60%-80% of year 2002 gas.
       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements eliminate the amortization of purchased goodwill and instead require an annual review of goodwill and intangibles for impairment or when a change or event occurs that indicates goodwill may be impaired. SFAS No. 142 is required to be adopted no later than the first quarter of fiscal 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. We had no recorded goodwill as of September 30, 2001 but will continue to evaluate the total impact of the adoption of these Statements on our financial statements and financial reporting.
       In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement establishes standards for accounting and reporting for legal and constructive obligations associated with the retirement of tangible long-lived assets. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets", establishing new standards for accounting and reporting for the impairment or disposal of long-lived assets. This statement eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. We are required to adopt SFAS No. 144 on January 1, 2002 and SFAS No. 143 on January 1, 2003. We will continue to evaluate the total impact of the adoption of these Statements on our financial statements and financial reporting.

FORWARD LOOKING STATEMENTS

       Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address or may address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, competition, litigation, our construction program, rate and other regulatory matters, liquidity and capital resources and accounting matters. Factors that could cause actual results to differ materially from those currently anticipated in such statements include: the cost and availability of purchased power and fuel, and the results of our activities (such as hedging) to reduce the volatility of such costs; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions, and other factors which may impact customer growth; operation of our generation facilities; legislation; regulation, including rate relief and environmental regulation (such as NOx regulation); competition, including the impact of deregulation on off-system sales; changes in accounting requirements; other circumstances affecting anticipated rates, revenues and costs; the revision of our construction plans and cost estimates; the performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities; and costs and effect of legal and administrative proceedings, settlements, investigations and claims. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time and it is not possible for management to predict all such factors or to assess the impact of each such factor on us. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

       The following discusses significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2001, compared to the same periods ended September 30, 2000.

Terminated Merger With UtiliCorp

       As a result of the termination in January 2001 of our proposed merger with UtiliCorp, approximately $6.1 million in merger related expenses that were not tax deductible when incurred by us became deductible. This deduction was taken in January 2001, decreasing income tax expense and increasing operating income for the first quarter of 2001 by approximately $2.3 million. In addition, Empire expensed $1.2 million of additional costs related to the proposed merger in the first quarter of 2001. Total merger expenses for the nine months ended September 30, 2001 are $1.3 million.

On-System Transactions

       Of our total electric operating revenues during the third quarter of 2001, approximately 43% were from residential customers, 31% from commercial customers, 16% from industrial customers, 5% from wholesale on-system customers and 1% from wholesale off-system transactions. The remainder of such revenues were derived from miscellaneous sources. From 1997 through 2000 our annual customer growth averaged 1.7%. We expect that number to continue at about 1.6% annually over the next several years. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

                                                                                             Operating
                                                Kwh Sales                                    Revenues
                                  --------------------------------------------------------------------------------------
                                                    Nine           Twelve                        Nine           Twelve
                                     Third         Months          Months         Third         Months          Months
                                    Quarter        Ended           Ended         Quarter        Ended           Ended
                                  --------------------------------------------------------------------------------------
   Residential                       (3.9)%         6.9%           12.3%          (3.4)%         2.8%            7.9%
   Commercial                        (1.1)          5.9             8.7           (0.7)          4.6             5.7
   Industrial                        (2.8)         (0.2)            1.7           (0.5)          1.2             2.3
   Wholesale On-System                0.7           5.4             5.3           13.4          11.9            13.6
      Total On-System                (2.5)          4.9             8.0           (1.3)          3.6             6.4

       Residential and commercial Kwh sales and revenues decreased during the third quarter of 2001 compared to the third quarter of 2000 due mainly to milder temperatures in August and September of 2001 as compared to the unusually warm temperatures in August and September of 2000. Although the average temperature in August 2001 was milder than the previous year, a new peak demand of 1001 Mw was set on August 9, 2001.
       Industrial Kwh sales and related revenues decreased during the third quarter of 2001 as a result of an apparent decrease in consumption by the manufacturing sector in our service territory during August and September 2001.
       On-system wholesale Kwh sales increased slightly during the third quarter of 2001. Revenues associated with these FERC-regulated sales increased more than the corresponding Kwh sales as a result of the fuel adjustment clause applicable to such sales. This clause permits the pass through to customers of changes in fuel and purchased power costs. Increases in fuel and purchased power costs were higher for the third quarter of 2001 than in the same period a year earlier, causing the increase in revenues associated with such sales for that period to exceed the increase in Kwh sales.
       For the nine months ended September 30, 2001, Kwh sales to and revenues from our residential and commercial customers increased, primarily reflecting the warmer temperatures experienced during the second quarter of 2001 as well as the unusually cold temperatures experienced during the first quarter of 2001 as compared to the milder temperatures during the same periods of 2000. Industrial Kwh sales decreased slightly while related revenues increased, reflecting continuing increases in business activity throughout our service territory in the first and second quarters of 2001 and the decrease in the third quarter. On-system wholesale Kwh sales increased for the nine months ended September 30, 2001, reflecting the weather-related reasons discussed above. Revenues associated with these FERC-regulated sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to such sales. Increases in fuel and purchased power costs were higher for the nine months ended September 30, 2001 than in the same period a year earlier, causing the increase in revenues associated with such sales for that period to exceed the increase in Kwh sales.
       For the twelve months ended September 30, 2001, Kwh sales to and revenue from our residential and commercial customers increased, reflecting the weather conditions discussed above. Industrial sales and revenue increased due to increased business activity in our service territory during the fourth quarter of 2000 and the first two quarters of 2001. On-system wholesale Kwh sales increased for the twelve months ended September 30, 2001, reflecting the weather conditions discussed above as well as unseasonably cold temperatures in the fourth quarter of 2000. Revenues associated with these FERC-regulated sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to such sales. Going forward, we estimate a weather-normalized annual sales growth of 2.5%.

       On November 3, 2000, we filed a request with the Missouri Public Service Commission for a general annual increase in rates for our Missouri electric customers in the amount of $41,467,926, or 19.36%. This request sought recovery of expenses resulting from significantly higher natural gas prices than the levels contemplated by our existing rates as well as our investment in the Combined Cycle Unit recently constructed at the State Line Power Plant and other plant additions which have occurred since our last rate increase in September 1997. We also filed a request for interim rate relief in February 2001, which was denied in March.
       The Missouri Commission issued a final order September 20, 2001. The order approves a permanent annual increase in rates in the amount of approximately $17.1 million, or 8.4% effective October 2, 2001. In addition, the order approves an annual Interim Energy Charge (IEC) of approximately $19.6 million effective October 1, 2001 and expiring at 12:01 A.M. on October 1, 2003. This IEC is $0.0054 per kilowatt hour of customer usage and is subject to refund with interest to our customers at the end of the two-year period. The recent extraordinarily high natural gas prices and extreme volatility of natural gas led the Missouri Commission to allow forecasted fuel costs to be used rather than the traditional historical costs in determining the fuel portion of the rate increase. At the end of the two year period, the excess money collected from customers, if any, above the greater of the actual and prudently incurred costs or the base cost of fuel and purchased power set in rates, will be refunded to the customers with interest equal to the prime rate in effect on the day the rider expires. As of October 22, 2001, we have hedged approximately 81% of our anticipated natural gas usage for the fourth quarter of 2001 at an average price of $3.226 per Dekatherm (Dth). Approximately 68% of our anticipated volume usage for the year 2002, is hedged at an average price of $3.616 per Dth while approximately 34% of our anticipated volume usage for the year 2003, is hedged at an average price of $3.582 per Dth.
       On October 26, 2001, we filed a request with the Missouri Public Service Commission for an additional annual increase in rates for our Missouri electric customers in the amount of $3,562,983 to rectify an apparent clerical error in the recent rate order. The Missouri Commission staff recommended that the Commission schedule the matter for oral arguments and/or hearing. In response, we filed a reply on November 7, 2001 suggesting an alternative proposal. We request that the Commission accept the tariffs we filed on October 26, 2001 for an annual increase of $3,562,983 and, in return, we will submit proposed tariffs to simultaneously reduce the amount of annual revenues to be collected pursuant to the IEC by the same amount. The Missouri Commission has given interested parties until November 14, 2001 to respond to this alternative proposal. We cannot predict the outcome of this filing.

Off-System Transactions

       In addition to sales to our own customers, we also sell power to other utilities as available and also provide transmission service through our system for transactions between other energy suppliers. During the third quarter of 2001, revenues from such off-system transactions were approximately $1.9 million as compared to $3.8 million for the same period ended September 30, 2000. Off-system revenues were approximately $5.6 million for the nine-month period ended September 30, 2001 as compared to $8.0 million for the same period in 2000. For the twelve months ended September 30, 2001, revenues from such off-system transactions were approximately $8.2 million as compared to $9.7 million for the twelve months ended September 30, 2000. The decrease in revenues during each of these periods resulted primarily from our peak hour market-based power rates being substantially lower this summer than in 2000 and from the restricted availability of the State Line Plant due to the construction of the Combined Cycle Unit.

       We are a member of the Southwest Power Pool (SPP), a regional division of the North American Electric Reliability Council, and have been participating with other utility members in an effort to restructure the SPP to make it a regional transmission organization (RTO). However on July 12, 2001,the FERC stated that the SPP was not large enough to form its own RTO. The FERC, moving toward its goal of dividing the nation's grid into four regional RTOs, ordered the SPP to hold talks with others to consider forming a single Southeast RTO but also acknowledged that SPP may want to have discussions with the Midwest Independent Transmission System Operator, Inc. (MISO). On October 19, 2001, the SPP and MISO announced an agreement for the consolidation of the two organizations, which is expected to be completed in the first quarter of 2002. The new organization will operate an interconnected transmission system encompassing over 120,000 megawatts of generation capacity. We cannot predict what effect, if any, this consolidation will have on our off-system sales and revenues. On November 7, 2001, the FERC dropped its year-end deadline for utilities to create four RTOs. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition".

Operating Revenue Deductions

       During the third quarter of 2001, total operating expenses increased approximately $0.3 million (0.7%) compared with the same period last year. Total fuel costs increased approximately $3.9 million (20.9%) during the third quarter of 2001 as compared to the same period in 2000, reflecting increased generation from the gas turbines at the Energy Center and the new State Line Combined Cycle Unit and the higher cost of natural gas used to fuel these units. The Asbury Plant was taken out of service on September 15, 2001 for a major scheduled ten-week outage. State Line Unit One was out of service on an unscheduled maintenance outage from September 6, 2001 through October 16, 2001 and the State Line Combined Cycle Unit was taken out of service on October 19, 2001 for a maintenance outage scheduled to run through November 12, 2001. Purchased power costs decreased approximately $3.6 million (21.9%) during the period, primarily due to decreased demand resulting from the milder temperatures in August and September of 2001 as well as the increased generating capability due to the completion of the State Line Combined Cycle Unit. Other operating expenses increased $0.1 million (1.0%) during the third quarter.
         Maintenance and repairs expense increased approximately $1.1 million (35.4%) during the quarter, primarily due to the first payment on a new State Line maintenance contract. We signed a long-term maintenance agreement with Siemens Westinghouse in July 2001 for scheduled maintenance associated with the two combustion turbines utilized in the Combined Cycle Unit. We also signed a long-term maintenance agreement with Siemens Westinghouse for scheduled maintenance associated with the two simple cycle combustion turbines at the Energy Center and the one simple cycle combustion turbine located at the State Line Power Plant. These maintenance costs were included in our recent rate case.
         Depreciation and amortization expenses increased approximately $1.3 million (18.3%) during the quarter due to increased levels of plant and equipment placed in service. Depreciation and amortization expenses will begin to decrease in the fourth quarter of 2001 due to new depreciation rates put into effect as a result of the Missouri rate case. This decrease is expected to total approximately $8 million in 2002. Total income taxes decreased $4.4 million (51.9%) due primarily to a decrease in taxable income. Other taxes increased slightly.
         For the nine months ended September 30, 2001, total operating expenses increased approximately $13.4 million (12.5%). Merger related expenses (which include expenses related to severance benefits incurred in the first quarter of
2001) accounted for approximately $1.1 million of this increase. Purchased power costs increased $3.3 million (7.3%) primarily due to increased demand resulting from unusually cold temperatures in the first quarter of 2001 and increased costs for this energy. Total fuel costs increased $6.6 million (17.8%) primarily due to the increased generation from the gas turbines at the Energy Center and the new State Line Combined Cycle Unit during the third quarter of 2001 as well as increased natural gas prices. Other operating expenses increased $2.4 million (9.7%), primarily due to an actuarially determined adjustment to our fully-funded pension benefit expense in the first quarter of 2001 as well as decreased income from the pension fund caused by a decline in the value of invested funds during 2001.
       Maintenance and repairs expense increased $0.8 million (7.2%) for the nine months ended September 30, 2001 primarily due to the first payment under our new maintenance contracts. Total provisions for income taxes decreased $9.1 million (82.4%) due primarily to a decrease in taxable income and to the benefit created by the deductibility of the approximately $6.1 million in merger related expenses in the first quarter of 2001. Other taxes increased $0.2 million (2.4%) during the period.
       During the twelve months ended September 30, 2001, total operating expenses increased approximately $26.2 million (19.5%) compared to the year ago period. The merger related expenses discussed above accounted for approximately $1.2 million of this increase. Total purchased power costs increased approximately $12.0 million (21.1%) while total fuel costs increased approximately $10.4 million (23.1%) during the twelve-month period. Purchased power costs increased primarily due to increased demand resulting from unusually cold temperatures in the first quarter of 2001 and December of 2000 as well as increased costs for the purchased power. Total fuel costs increased primarily reflecting the increased generation from the gas turbines at the Energy Center and the State Line Power Plant in the third quarter of 2001 and fourth quarter of 2000 and the increased natural gas prices. Our natural gas costs were 50% higher during the twelve-months ended September 30, 2001 as compared to the same period in 2000.
       Other operating expenses increased approximately $2.6 million (7.9%) during the twelve months ended September 30, 2001, compared to the same period a year earlier primarily due to an actuarially determined adjustment to our pension benefit obligation in the first quarter of 2001 as well as decreased income from the pension fund caused by a decline in the value of invested funds during 2001.
       Maintenance and repairs expense increased approximately $1.1 million (7.9%) during the twelve months ended September 30, 2001 compared to the prior period primarily due to the first payment under our new maintenance contracts in the third quarter of 2001. Depreciation and amortization expense increased approximately $2.2 million (8.0%) due to increased levels of plant and equipment placed in service. Total provision for income taxes decreased $11.0 million (82.8%) due to lower taxable income during the current period and to the benefit created by the deductibility of approximately $6.1 million in merger related expenses in the first quarter of 2001. Other taxes decreased $0.8 million (5.9%).

Nonoperating Items

       Total allowance for funds used during construction (AFUDC) decreased significantly during the third quarter of 2001 reflecting the completion of the State Line Combined Cycle Unit. AFUDC increased during both the nine-months ended and the twelve-months ended September 30, 2001 periods reflecting the construction of the State Line Combined Cycle Unit.
       Other-net deductions increased during each of the periods presented as compared to prior year levels, reflecting a loss in the second and third quarters of 2001 caused by the marking to market, required by SFAS 133, of option contracts entered into in connection with our hedging activities.

Interest income decreased for all periods presented reflecting lower balances of cash available for investment.
       A one-time write-down of $4.1 million was taken in the third quarter of 2001 for disallowed capital costs related to the construction of the State Line Combined Cycle Unit. These disallowed costs were part of a stipulated agreement between the Missouri Public Service Commission and Empire in connection with our recent rate case and will not be recovered in rates. The net effect on earnings after considering the tax effect on this write-down is $2.5 million.
       Interest charges on long-term debt increased slightly during the third quarter of 2001 and for the nine months ended September 30, 2001. Interest charges on long-term debt increased $1.1 million (4.2%) for the twelve months ended period when compared to the same period last year due to the issuance of $100 million of our unsecured Senior Notes in November 1999. Commercial paper interest increased slightly during the third quarter of 2001 compared to the same period last year, while increasing $1.4 million (245.9%) for the nine months ended September 30, 2001 and $1.6 million (160.9%) for the twelve months ended period. These increases in commercial paper interest were caused by the increased usage of short-term debt for financing our ongoing construction program. Interest related to our Trust Preferred Securities issued March 1, 2001 added $1.1 million to interest charges in the second quarter and $2.5 million to interest charges in both the nine month and twelve-month periods ended in 2001.

Earnings

       For the third quarter of 2001, earnings per share of common stock were $0.42 compared to $0.82 during the third quarter of 2000. Earnings per share were negatively impacted by the mild temperatures in August and September of 2001, significantly increased natural gas and purchased power costs and the one-time non-cash charge of $2.5 million, net of related income taxes, from the write-down of the State Line construction expenditures which were disallowed by the Missouri Public Service Commission. Excluding merger expenses and the net one-time non-cash charge, earnings per share would have been $0.56 for the third quarter of 2001.
       Earnings per share for the nine months ended September 30, 2001, were $0.58 compared to $1.16 for the nine months ended a year earlier. The decline in earnings per share for the nine months ended September 30, 2001, excluding merger costs and the one-time write-down of construction expenditures, was primarily due to increased fuel and purchased power costs. Positively impacting earnings for the nine months ended September 30, 2001 was a one-time tax benefit of $2.3 million from previously incurred merger-related costs that became deductible for income tax purposes in the first quarter of 2001. Excluding $1.3 million in merger costs for the first nine months of 2001 and $0.2 million for the first nine months of 2000, the one-time write-down of construction expenditures and the tax benefit from merger expenses that became deductible in 2001, earnings per share would have been $0.67 for the nine months ended September 30, 2001 and $1.17 for the nine months ended September 30, 2000.
       For the twelve months ending September 30, 2001, earnings per share of common stock were $0.77 compared to $1.37 for the year earlier period. Excluding $1.6 million in merger costs for the twelve months ended September 2001 and $0.3 million in merger costs for the twelve months ended September 2000, the one-time write-down of construction expenditures and the tax benefit from merger expenses that became deductible in 2001, earnings per share would have been $0.87 and $1.39 respectively. This decline in earnings per share was primarily due to increased fuel and purchased power costs. Earnings for the twelve months ended September 30, 2001 were positively impacted by the one-time tax benefit from merger expenses in 2001 and significantly higher AFUDC related to the construction of the State Line Combined Cycle Unit.

Environmental Matters

       In July 2000, we received a request for information from the EPA regarding the State Line Power Plant. The information request indicated that the State Line Power Plant units should have an Acid Rain Permit under Title IV of the 1990 Amendments to the Clean Air Act in addition to the construction and operating permits previously issued to us by the Missouri Department of Natural Resources. In response, in August 2000, we applied for the required Acid Rain Permit with the Missouri Department of Natural Resources and subsequently received the required permit. The EPA notified us in June 2001 that we were subject to being fined approximately $173,000 because of the lack of the permit but had the right to request a hearing or a settlement conference. We had a settlement conference with the EPA in July. The EPA offered to settle if we agreed to a $35,000 fine and to undertake a supplemental environmental project with a cost approximating $128,500. We have preliminary consensus with the EPA and expect to conclude this matter during the fourth quarter of 2001.

Competition

       The Arkansas Legislature passed a bill in April 1999 that would deregulate the state's electricity industry as early as January 2002. The Staff of the Arkansas Public Service Commission filed testimony in October 2000 recommending that the Commission encourage the legislature to extend the date for retail open access beyond the current statutory deadline of June 30, 2003. A bill was enacted in February 2001 delaying deregulation until October 2003 and giving the Commission authority to set further delays in one-year increments until October 2005. In September 2001, the Staff of the Arkansas Public Service Commission recommended that the Commission either end efforts to deregulate the electric market or delay those efforts for three years because of the threat of higher and unstable rates. The Staff's recommendations were based on a study performed for them by a Washington D.C.-based consulting firm. The Commission's executive director favors repealing laws deregulating the state's retail electric market and starting over when conditions change. The three-member Commission held a hearing on November 1, 2001 to consider the Staff's recommendation. Approximately 3.15% of our retail electric revenues for the nine months ended September 30, 2001 were derived from sales subject to Arkansas regulation. There is no activity in the other jurisdictions we serve.

LIQUIDITY AND CAPITAL RESOURCES

       Our construction-related expenditures totaled $10.4 million during the third quarter of 2001, compared to $35.8 million for the same period in 2000. For the nine months ended September 30, 2001, construction-related expenditures totaled $56.8 million compared to $94.5 million for the same period in 2000. Approximately $5.6 million and $25.7 million of construction expenditures during the third quarter and first nine months, respectively, of 2001 were related to additions to our transmission and distribution systems to meet projected increases in customer demand. Approximately $1.5 million of these third quarter expenditures and $2.3 million for the first nine months of 2001 were related to additions and replacements at the Asbury Power Plant. Approximately $0.8 million of these third quarter expenditures and approximately $1.2 million during the first nine months of 2001 were related to additions to our investment in fiber optics cable and equipment. Approximately $0.9 million during the third quarter of 2001 and $24.1 million during the first nine months of 2001 were related to the construction of the State Line Combined Cycle Unit. During the first nine months of 2000, approximately 41% of construction expenditures were satisfied with internally generated funds.
       Construction of the 500-megawatt State Line Combined Cycle Unit was substantially completed and the plant was placed into commercial operations on June 25, 2001. The total cost of this unit was approximately $204 million, including the one-time non-cash charge of $4.1 million, before related income taxes, that was taken in the third quarter of 2001 for the disallowed capital costs. Our 60% share of this amount was approximately $122 million before considering our contribution of 40% of existing property. After the transfer to Westar Generating on June 15, 2001 of an undivided 40% joint ownership interest in the existing State Line Unit No.2 and certain other property at book value, our net cash requirement was approximately $108 million, excluding AFUDC. We are responsible for the operation and maintenance of the State Line Combined Cycle Unit with the costs shared in the same 60/40 split.
       Our budgeted construction expenditures for 2001, including AFUDC, were approximately $63.3 million, including approximately $25.0 million for the Combined Cycle Unit and approximately $20.8 million for additions to our distribution system. We currently expect that internally generated funds will provide 100% of the funds required for the remainder of our 2001 construction expenditures, which we estimate to be $8.3 million.
       On October 25, 2001, we agreed with P2 Energy to purchase two Twin Pac aero units to be installed at the Empire Energy Center in Jasper County, Missouri with generating capacity of 50 megawatts each. An initial payment of $3.4 million was made at that time. The first unit is to be delivered in October 2002 and is expected to be operational by April 2003. The second unit is scheduled to be delivered in October 2003 and is expected to be operational by April 2004. Contracts with other vendors will be entered into for construction and installation of the units. The estimated cost for the purchase, construction and installation of these units will be approximately $18.8 million in 2002, $25.8 million in 2003 and $7.0 million in 2004.
       As in the past, we intend to utilize short-term debt to finance our needs and repay such borrowings with the proceeds of sales of public offerings of long-term debt or equity securities, (including the sale of our common stock pursuant to our Employee Stock Purchase Plan) and with internally-generated funds. We currently have lines of credit aggregating $75 million.
       In February 2001, the SEC declared effective our $80 million shelf registration statement covering our unsecured debt securities and preferred securities of two newly created trusts of which $30 million remains available for issuance. We also have an effective shelf registration statement on file with the SEC under which up to an aggregate of $50 million of our common stock, first mortgage bonds and unsecured debt securities remain available for issuance pending the approval of the Kansas Corporation Commission.
       On October 1, 2001, we announced plans, subject to market and other conditions, to sell up to $50 million of newly issued shares of our common stock to the public in an underwritten public offering during the fourth quarter of 2001. Proceeds from the sale of the additional common stock will be used to repay short-term debt.
       Following announcement of the merger with UtiliCorp, the ratings for our first mortgage bonds (other than the pollution control bonds) were placed on credit watch with downward implications by Moody's Investors Service and Standard & Poor's. Standard & Poor's removed the credit watch but kept the downward implication in January 2001 after the merger was terminated. On May 3, 2001, Moody's Investors Service lowered the debt ratings of our first mortgage bonds (other than the pollution control bonds) to Baa1 from A2, and on our senior unsecured debt to Baa2 from A3. This downgrade was primarily due to the risk to our credit profile associated with our ability to obtain necessary rate relief from the Missouri Public Service Commission to recover our capital expenditures associated with the State Line construction and our increased operating expenses primarily caused by escalating natural gas prices.

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


PART II.  OTHER INFORMATION

Item 5.  Other Information.

At September 30, 2001, the Company's ratio of earnings to fixed charges was 1.49x. See Exhibit (12) hereto.

William L. Gipson, currently Executive Vice President of Empire, was named to the newly created position of Chief Operating Officer at our Board of Directors meeting held on October 24-25, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.


         (12)   Computation of Ratios of Earnings to Fixed Charges.

(b)      Reports on Form 8-K.

         (1) In a current report dated September 21, 2001, Empire filed, under Item 5. "Other Events," a press release relating to Empire's rate increase for its Missouri electric customers and the Report and Order from the Missouri Public Service Commission issued on September 20, 2001.
         (2) In a current report dated October 16, 2001, Empire furnished, under Item 9. "Regulation FD Disclosure," the 2001 Analyst Presentation presented by Empire on October 16, 2001 and the accompanying slide show.

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

November 13, 2001