Form 10-K
period 2001-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 2002-03-05
CIK 32689

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number: 1-3368

THE EMPIRE DISTRICT ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Kansas (State of Incorporation)	44-0236370 (I.R.S. Employer Identification No.)
602 Joplin Street, Joplin, Missouri (Address of principal executive offices)	64801 (zip code)

Registrant's telephone number: (417) 625-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value) Preference Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        As of February 1, 2002, 19,778,408 shares of common stock were outstanding. Based upon the closing price on the New York Stock Exchange on February 1, 2002, the aggregate market value of the common stock of the Company held by nonaffiliates was approximately $405,457,364.

        The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

The Company's proxy statement, filed pursuant To Regulation 14A under the Securities Exchange Act of 1934, for its 2001 Annual Meeting of Stockholders to be held on April 25, 2002.	Part of Item 10 of Part III All of Item 11 of Part III Part of Item 12 of Part III All of Item 13 of Part III

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

PART I

ITEM 1. BUSINESS

General

        The Empire District Electric Company, a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. We also provide water service to three towns in Missouri. In 2001, 99.6% of our gross operating revenues were provided from the sale of electricity and 0.4% from the sale of water.

        The territory served by our electric operations embraces an area of about 10,000 square miles with a population of over 360,000. The service territory is located principally in Southwestern Missouri and also includes smaller areas in Southeastern Kansas, Northeastern Oklahoma and Northwestern Arkansas. The principal activities of these areas are light industry, agriculture and tourism. Of our total 2001 retail electric revenues, approximately 88% came from Missouri customers, 6% from Kansas customers, 3% from Oklahoma customers and 3% from Arkansas customers.

        We supply electric service at retail to 119 incorporated communities and to various unincorporated areas and at wholesale to four municipally-owned distribution systems and two rural electric cooperatives. The largest urban area we serve is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 157,000. We operate under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 51% of our electric operating revenues in 2001 were derived from incorporated communities with franchises having at least ten years remaining and approximately 18% were derived from incorporated communities in which our franchises have remaining terms of ten years or less. Although our franchises contain no renewal provisions, in recent years we have obtained renewals of all of our expiring electric franchises prior to the expiration dates.

        Our electric operating revenues in 2001 were derived as follows: residential 42%, commercial 31%, industrial 17%, wholesale 6% and other 4%. Our largest single on-system wholesale customer is the city of Monett, Missouri, which in 2001 accounted for approximately 3% of electric revenues. No single retail customer accounted for more than 1% of electric revenues in 2001.

        We made an investment of approximately $0.8 million in 2001 and $1.9 million in 2000 in fiber optics cable and equipment which we are using in our own operations and leasing to other entities. We also offer electronic monitored security services, generators, surge suppressors, decorative lighting and other energy services. We created a wholly owned subsidiary in 2001, EDE Holdings, Inc., to hold our non-regulated companies. EDE Holdings is a holding company which owns: a 100% interest in Empire District Industries, Inc., a spinoff for our non-regulated business, a 100% interest in Conversant, Inc., a software company which will market the internet-based customer information system software formerly named Centurion that was developed by Empire employees and a 51% interest in transaeris, a start-up wireless internet provider.

Electric Generating Facilities and Capacity

        At December 31, 2001, our generating plants consisted of:

Plant	Capacity (megawatts)	Primary Fuel
Asbury	213	Coal
Riverton	136	Coal
Iatan (12% ownership)	80	Coal
State Line Combined Cycle (60% ownership)	300	Natural Gas
Empire Energy Center	170	Natural Gas
State Line Unit No. 1	92	Natural Gas
Ozark Beach	16	Hydro

Total	1,007

        We completed construction and commenced commercial operations in June 2001 of a 350 megawatt expansion at the State Line Power Plant resulting in a 500 megawatt combined-cycle unit (the "Combined Cycle Unit") of which we own 60%. This expansion entitles us to 150 megawatts of additional generating capacity and was a joint effort with Westar Generating, Inc. (WGI), a subsidiary of Western Resources, Inc. On October 25, 2001, we entered into an agreement with P2 Energy to purchase two Twin Pac aero units to be installed at the Empire Energy Center with generating capacity of 50 megawatts each. The first unit is to be delivered in October 2002 and is expected to be operational by April 2003. The second unit is scheduled to be delivered in October 2003 and is expected to be operational by April 2004. See Item 2, "Properties—Electric Facilities" for further information about these plants.

        We are a member of the Southwest Power Pool (SPP), a regional division of the North American Electric Reliability Council, and have been participating with other utility members in an effort to restructure the SPP to make it a regional transmission organization (RTO). On October 19, 2001, the SPP and Midwest Independent Transmission System Operator, Inc. (MISO) announced an agreement for the consolidation of the two organizations. In December 2001, the FERC approved the MISO as the first RTO. The agreement between the SPP and MISO to consolidate was completed in February 2002. The new organization will operate an interconnected transmission system encompassing over 120,000 megawatts of generation capacity. We intend to file with the FERC and the utility commissions in the four states in which we operate to transfer control over the operation of our transmission facilities to MISO. We cannot predict what effect, if any, this will have on our off-system sales and revenues. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Competition."

        We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and NERC rules. We have contracted with Western Resources for the purchase of capacity and energy through May 31, 2010. We also have a short-term contract for the purchase of firm energy with American Electric Power from January 2002 through May 31, 2002. Similar agreements for such purchases with Western Resources and Southwestern Public Service Company, (a subsidiary of XCEL Energy) terminated on May 31, 2001. The amount of capacity purchased under these contracts supplements our on-system capacity and contributes to meeting our current expectations of future power needs. The following chart sets forth our purchase commitments and our anticipated owned capacity (in megawatts) during the indicated contract years (which run from

June 1 to May 31 of the following year). We currently expect to purchase additional capacity to meet reserve margins in 2005 and 2006 of 10 to 50 megawatts per year based on the current forecast of load.

Contract Year	Purchased Power Commitment	Anticipated Owned Capacity**	Total
2001	*262	1007	1269
2002	162	1007	1169
2003	162	1057	1219
2004	162	1107	1269
2005	162	1107	1269
2006	162	1107	1269

*
Includes five-month AEP contract from January 2002 through May 31, 2002 for replacement energy during a 10-week planned maintenance outage at the Iatan Plant during the first quarter of 2002.

**
Includes capacity from the two Twin Pac aero units scheduled for completion in 2003 and 2004.

        The charges for capacity purchases under the contracts referred to above during calendar year 2001 amounted to approximately $20.4 million. Minimum charges for capacity purchases under such contracts total approximately $80.9 million for the period June 1, 2001, through May 31, 2006.

        The maximum hourly demand on our system reached a new record high of 1001 megawatts on August 9, 2001. Our previous record peak of 993 megawatts was established in August 2000. Our maximum hourly winter demand of 941 megawatts was set on December 19, 2000.

Construction Program

        Total gross property additions (including construction work in progress) for the three years ended December 31, 2001, amounted to $273.8 million, and retirements during the same period amounted to $34.6 million. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for more information.

        Our total construction-related expenditures, including allowance for funds used during construction, referred to as AFUDC, were $71.8 million in 2001 and for the next three years are estimated for planning purposes to be as follows:

	Estimated Construction Expenditures* (amounts in millions)
	2002	2003	2004	Total
New generating facilities	$18.8	$25.8	$7.0	$51.6
Additions to existing generating facilities	10.5	19.5	27.0	57.0
Transmission facilities	14.4	7.3	5.7	27.4
Distribution system additions	19.1	22.3	21.8	63.2
General and other additions	9.4	10.9	4.6	24.9

Total	$72.2	$85.8	$66.1	$224.1

*
Excludes AFUDC

        Our projected construction expenditures for new generating facilities include plans for the two Twin Pac aero units to be installed at the Empire Energy Center with generating capacity of 50 megawatts each. The first unit is scheduled to be delivered in October 2002 and is expected to be operational by April 2003. The second unit is scheduled to be delivered in October 2003 and is expected to be operational by April 2004. The estimated cost for the purchase, construction and installation of these units will be approximately $18.8 million in 2002, $25.8 million in 2003 and $7.0 million in 2004. Additions to our transmission and distribution systems to meet projected increases in customer demand constitute the majority of the remainder of the projected construction expenditures for the three-year period listed above.

        Projected additions to existing generating facilities include $6.4 million in 2003 and $10.3 million in 2004 for the installation of a selective catalytic reduction system at the Asbury Plant to comply with nitrogen oxide emission standards set by the Missouri Department of Natural Resources. See "—Environmental Matters" below for more information.

        Estimated construction expenditures are reviewed and adjusted for, among other things, revised estimates of future capacity needs, the cost of funds necessary for construction and the availability and cost of alternative power. Actual construction expenditures may vary significantly from the estimates due to a number of factors including changes in equipment delivery schedules, changes in customer requirements, construction delays, ability to raise capital, environmental matters, the extent to which we receive timely and adequate rate increases, the extent of competition from independent power producers and co-generators, other changes in business conditions and changes in legislation and regulation, including those relating to the energy industry. See "—Regulation" below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Competition."

Fuel

        Coal, generally considered the most cost-effective fuel for base-load generation, supplied approximately 70.2% of our total fuel requirements in 2001 based on kilowatt-hours generated. The remainder was supplied by natural gas (29.3%) with oil generation providing less than 1%. We expect that the amount and percentage of electricity generated by natural gas will increase due to the placing into commercial operation in June 2001 of the new combined cycle unit at the State Line Power Plant and the addition of an additional 50 megawatts of gas-fired generation in each of 2003 and 2004.

        Our Asbury Plant is fueled primarily by coal with oil being used as startup fuel. The Plant is currently burning a coal blend consisting of approximately 85% Western coal (Powder River Basin) and 15% blend coal on a tonnage basis. Our average coal inventory target at Asbury is approximately 60 days. As of December 31, 2001, we had sufficient coal on hand to supply anticipated requirements at Asbury for 100 days. This extra inventory was due to the extended fall outage at the plant and the coal contract commitments to purchase a minimum tonnage for the year.

        Our Riverton Plant fuel requirements are primarily met by coal with the remainder supplied by natural gas and oil. The Riverton Plant is currently burning 100% Western coal (Powder River Basin) on Unit No. 8 and a blend consisting of approximately 78% Western coal (Powder River Basin) and 22% blend coal on Unit No. 7 on a tonnage basis. Our average coal inventory target at Riverton is approximately 60 days. As of December 31, 2001, we had coal supplies on hand to meet anticipated requirements at the Riverton Plant for 60 days.

        We have a long-term contract, expiring in 2004, with a subsidiary of Peabody Holding Company, Inc. for the supply of low sulfur Western coal (Powder River Basin) at the Asbury and Riverton Plants during the term of the contract. This Peabody coal is supplied from the Rochelle/North Antelope mines located in Campbell County, Wyoming, and is shipped to the Asbury Plant by rail, a distance of approximately 800 miles. The coal is delivered under a transportation contract with Union Pacific Railroad Company and The Kansas City Southern Railway Company. We are currently leasing one 125-car aluminum unit train, which delivers Peabody coal to the Asbury Plant. The Peabody coal is transported from Asbury to Riverton via truck. Asbury blend coal is currently being supplied under a short-term contract, expiring December 31, 2002, with GENWAL Resources, Inc. This coal is supplied from the Crandall Canyon mine near Huntington, Utah and is transported by rail by Burlington Northern and Santa Fe Railway Company and The Kansas City Southern Railway Company. This contract expires at the end of 2003. The Riverton Plant blend coal is supplied under a contract expiring December 31, 2002, with Phoenix Coal Sales. The Phoenix coal is transported to Riverton via truck.

        Unit No. 1 at the Iatan Plant is a coal-fired generating unit which is jointly-owned by Kansas City Power & Light (70%), St. Joseph Light & Power (a UtiliCorp subsidiary) (18%) and us (12%). Low sulfur Western coal in quantities sufficient to meet substantially all of Iatan's requirements is supplied under a long-term contract expiring on December 31, 2003, between the joint owners and the Thunder Basin Coal Company. Kansas City Power & Light is the operator of this plant and is responsible for arranging its fuel supply. The coal is transported by rail under a contract expiring on December 31, 2010, with the Burlington Northern and Santa Fe Railway Company and The Kansas City Southern Railway Company.

        Since 1995, our Energy Center and State Line combustion turbine facilities have been fueled primarily by natural gas with oil being used as a backup fuel. During 2001, the heat input at the Energy Center was 93% natural gas and 7% oil. The State Line heat input during 2001 was 100% natural gas. Our targeted oil inventory at the Energy Center facility permits eight days of full load operation. We currently have an oil inventory of approximately eight days of full load operation for State Line Unit No. 1.

        We have a firm agreement with Williams Natural Gas Company, expiring May 31, 2016, for the transportation of natural gas to the State Line Power Plant for State Line Unit No. 1 and the jointly-owned Combined Cycle Unit. This transportation agreement can also supply natural gas to the Energy Center or the Riverton Plant, as elected by us on a secondary basis. We expect that our remaining gas transportation requirements, as well as the majority of our natural gas supply requirements, will be met by short-term forward contracts and spot purchases.

        The following table sets forth a comparison of the costs, including transportation costs, per million btu of various types of fuels used in our facilities:

	2001	2000	1999
Coal—Iatan	$0.772	$0.823	$0.806
Coal—Asbury	1.143	1.076	1.074
Coal—Riverton	1.234	1.167	1.222
Natural Gas	4.344	3.349	2.549
Oil	6.302	6.117	3.869

        Our weighted cost of fuel burned per kilowatt-hour generated was 2.048 cents in 2001, 1.846 cents in 2000 and 1.561 cents in 1999. See "Regulation—Fuel Adjustment Clauses" for information with respect to our recovery of fuel cost increases.

Employees

        At December 31, 2001, we had 616 full-time employees, of whom 328 were members of Local 1474 of The International Brotherhood of Electrical Workers. On January 17, 2000, we and the IBEW entered into a new three-year labor agreement effective November 1, 1999. The agreement provided, among other things, for a 3.25% increase in wages effective October 25, 1999, a 3.5% increase effective November 6, 2000 and an increase of 2.9% effective October 22, 2001. We expect to begin negotiations for a new union contract in late summer of 2002.

ELECTRIC OPERATING STATISTICS(1)

	2001		2000		1999		1998		1997
Electric Operating Revenues (000s):
Residential	$110,584		$108,572		$98,787		$100,567		$88,636
Commercial	82,237		77,601		73,773		71,810		64,940
Industrial	44,509		42,711		41,030		39,805		37,192
Public authorities	6,311		5,927		5,847		5,559		4,995
Wholesale on-system	12,911		11,738		10,682		10,928		9,730
Miscellaneous	5,583		4,546		3,856		4,006		3,341

Total system	262,135		251,095		233,975		232,675		208,834
Wholesale off-system	3,898		7,842		7,090		6,126		5,473

Less Provision for Rate Refunds	2,843		—		—		—		—

Total electric operating revenues	263,190		258,937		241,065		238,801		$214,307

Electricity generated and purchased (000s of Kwh):
Steam	1,969,412		2,193,847		2,378,130		2,228,103		2,372,914
Hydro	53,635		51,132		86,349		70,631		77,578
Combustion turbine	790,993		455,678		520,340		439,517		211,872

Total generated	2,814,040		2,700,657		2,984,819		2,738,251		2,662,364
Purchased	2,092,955		2,255,076		1,686,782		1,970,348		1,839,833

Total generated and purchased	4,906,995		4,955,733		4,671,601		4,708,599		4,502,197
Interchange (net)	(264)		145		(138)		(1,894)		1,018

Total system input	4,906,731		4,955,878		4,671,463		4,706,705		4,503,215

Maximum hourly system demand (Kw)	1,001,000		993,000		979,000		916,000		876,000
Owned capacity (end of period) (Kw)	1,007,000		878,000		878,000		878,000		878,000
Annual load factor (%)	54.75		55.12		52.16		55.72		55.38
Electric sales (000s of Kwh):
Residential	1,681,085		1,660,928		1,509,176		1,548,630		1,429,787
Commercial	1,375,620		1,333,310		1,260,597		1,246,323		1,171,848
Industrial	1,004,899		1,015,779		988,114		960,783		943,287
Public authorities	100,125		96,403		99,739		98,675		101,122
Wholesale on-system	322,336		309,633		297,614		299,256		273,035

Total system	4,484,065		4,416,053		4,155,240		4,153,667		3,919,079
Wholesale off-system	105,975		161,293		198,234		235,391		253,060

Total electric sales	4,590,040		4,577,346		4,353,474		4,389,058		4,172,139
Company use (000s of Kwh)	10,134		8,714		8,583		8,940		9,688
Lost and unaccounted for (000s of Kwh)	306,557		369,818		309,406		308,707		321,388

Total system input	4,906,731		4,955,878		4,671,463		4,706,705		4,503,215

Customers (average number of monthly bills rendered):
Residential	125,996		123,618		121,523		119,265		117,271
Commercial	22,670		22,504		22,206		21,774		21,323
Industrial	337		345		350		354		346
Public authorities	1,645		1,674		1,759		1,739		1,720
Wholesale on-system	7		7		7		7		7

Total system	150,655		148,148		145,845		143,139		140,667
Wholesale off-system	7		6		6		6		7

Total	150,662		148,154		145,851		143,145		140,674

Average annual sales per residential customer (Kwh)	13,342		13,436		12,419		12,985		12,192
Average annual revenue per residential customer	$877.68		$878.29		$812.91		$843.22		$755.82
Average residential revenue per Kwh	6.58	¢	6.54	¢	6.55	¢	6.49	¢	6.20	¢
Average commercial revenue per Kwh	5.98	¢	5.82	¢	5.85	¢	5.76	¢	5.54	¢
Average industrial revenue per Kwh	4.43	¢	4.20	¢	4.15	¢	4.14	¢	3.94	¢

(1)
See Item 6—Selected Financial Data for additional financial information regarding Empire.

Executive Officers and Other Officers of Empire

        The names of our officers, their ages and years of service with Empire as of December 31, 2001, positions held and effective date of such positions are presented below. All of our officers, other than G. A. Knapp, B. P. Beecher and R. F. Gatz (whose biographical information is set forth below), have been employed by Empire for at least the last five years.

Name	Age at 12/31/01	Positions With the Company	With the Company Since	Officer Since
M. W. McKinney(1)	57	President and Chief Executive Officer (1997), Executive Vice President—Commercial Operations (1995), Executive Vice President (1994), Vice President—Customer Services (1982), Director (1991)	1967	1982
W. L. Gipson(2)	44	Executive Vice President and Chief Operating Officer (2001), Vice President—Commercial Operations (1997), General Manager (1997), Director of Commercial Operations (1995), Economic Development Manager (1987)	1981	1997
C. A. Stark(3)	57	Vice President—General Services (1995), Director of Corporate Planning (1988)	1980	1995
D. W. Gibson(4)	55	Vice President—Regulatory Services (2002), Vice President—Finance and Chief Financial Officer (2001); Director of Financial Services and Assistant Secretary (1991)	1979	1991
G. A. Knapp(5)	50	Vice President—Finance and Chief Financial Officer (2002), General Manager—Finance (2002)	2002	2002
M. E. Palmer	45	Vice President—Commercial Operations (2001), General Manager—Commercial Operations (2001), Director of Commercial Operations (1997), District Manager of Customer Services (1994)	1986	2001
B. P. Beecher(6)	36	Vice President—Energy Supply (2001), General Manager—Energy Supply (2001)	2001	2001
R. F. Gatz(7)	51	Vice President—Nonregulated Services (2001), General Manager—Nonregulated Services (2001)	2001	2001
J. S. Watson	49	Secretary-Treasurer (1995), Accounting Staff Specialist (1994)	1994	1995
D. L. Coit	51	Controller and Assistant Treasurer (2000) and Assistant Secretary (2001), Manager Property Accounting (1983)	1971	2000

(1)
M. W. McKinney will retire from his position as President and Chief Executive Officer effective April 30, 2002 but will continue on the Board of Directors as Chairman of the Board.

(2)
W. L. Gipson will become President and Chief Executive Officer effective May 1, 2002 and has been nominated to the Board of Directors.

(3)
C. A. Stark will retire from his position as Vice-President—General Services effective June 30, 2002.

(4)
Effective March 15, 2002.

(5)
Effective March 15, 2002. G. A. Knapp was previously with Empire from 1978 to 2000 and held the position of Controller and Assistant Treasurer (1983). During the period from 2000 to 2002, Mr. Knapp served as Controller for the Missouri Department of Transportation.

(6)
B. P. Beecher was previously with Empire from 1988 to 1999 and held the positions of Director of Production Planning and Administration (1993) and Director of Strategic Planning (1995). During the period from 1999 to 2001, Mr. Beecher served as the Associate Director of Marketing and Strategic Planning for the Energy Engineering and Construction Division of Black & Veatch.

(7)
R. F. Gatz was previously with Hook Up, Inc. from 1999 to 2001 as Chief Administrative Officer and with Mercantile Bank in Joplin from 1985 to 1999 and held the positions of Executive Vice President, Senior Credit Officer, and Chief Financial Officer.

Regulation

        General.    As a public utility, we are subject to the jurisdiction of the Missouri Public Service Commission, the State Corporation Commission of the State of Kansas, the Corporation Commission of Oklahoma and the Arkansas Public Service Commission with respect to services and facilities, rates and charges, accounting, valuation of property, depreciation and various other matters. Each such Commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. The Kansas Commission also has jurisdiction over the issuance of securities. Our transmission and sale at wholesale of electric energy in interstate commerce and our facilities are also subject to the jurisdiction of the Federal Energy Regulatory Commission, referred to as FERC, under the Federal Power Act. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale; the sale, lease or other disposition of such facilities and accounting matters. See discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Competition."

        Our Ozark Beach Hydroelectric Plant is operated under a license from FERC. See Item 2, "Properties—Electric Facilities." We are disputing a Headwater Benefits Determination Report we received from FERC on September 9, 1991. The report calculates an assessment to us for headwater benefits received at the Ozark Beach Hydroelectric Plant for the period 1973 through 1990 in the amount of $705,724, and calculates an annual assessment thereafter of $42,914 for the years 1991 through 2011. We believe that the methodology used in making the assessment was incorrect and are contesting the determination. As of December 31, 2001, FERC had not responded to the comments filed by us on July 31, 1992. We are currently accruing an amount monthly equal to what we believe the correct assessment to be.

        During 2001, approximately 92% of our electric operating revenues were received from retail customers. Approximately 88%, 6%, 3% and 3% of such retail revenues were derived from sales in Missouri, Kansas, Oklahoma and Arkansas, respectively. Sales subject to FERC jurisdiction represented approximately 6% of our electric operating revenues during 2001.

        Rates.    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Revenues and Kilowatt-Hour Sales" for information concerning recent electric rate proceedings.

        Fuel Adjustment Clauses.    Fuel adjustment clauses permit changes in fuel costs to be passed along to customers without the need for a rate proceeding. Although fuel adjustment clauses are not permitted under Missouri law, our recent Missouri rate order approved an annual Interim Energy Charge effective October 1, 2001 and expiring two years later. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Revenues and Kilowatt-Hour Sales" for more information. Pursuant to an agreement with the Kansas Commission, entered into in connection with a 1989 rate proceeding, a fuel adjustment clause is not applicable to our retail electric sales in Kansas. However, in our current rate case in Kansas, we requested reinstatement of this fuel adjustment clause. Automatic fuel adjustment clauses are presently applicable to retail electric sales in Oklahoma and system wholesale kilowatt-hour sales under FERC jurisdiction. Arkansas has implemented an Energy Cost Recovery Rider that replaces the previous fuel adjustment clause. This rider adjusts for changing fuel and purchased power costs on an annual basis rather than the monthly adjustment used by our previous fuel adjustment clause.

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

        Our Asbury, Riverton and Iatan plants currently burn a blend of low sulfur Western coal (Powder River Basin) and higher sulfur local coal or burn 100% low sulfur Western coal. The State Line Plant is a gas-fired facility and does not receive SO2 allowances. However, annual allowance requirements for the State Line Plant, which are not expected to exceed 20 allowances per year, will be transferred from our inventoried bank of allowances. We anticipate, based on current operations, that the combined actual SO2 allowance need for all affected plant facilities will not exceed the number of allowances awarded to us annually by the EPA. The excess annual SO2 allowances will be transferred to our inventoried bank of allowances. We currently have 40,000 banked allowances.

        NOx Emissions.    The Asbury Plant is in compliance with current NOx requirements. The Iatan Plant and the Riverton Plant are each in compliance with the NOx limits applicable to them under the 1990 Amendments as currently operated.

        In April 2000 the Missouri Department of Natural Resources promulgated a final rule addressing the ozone moderate non-attainment classification of the St. Louis area. The final regulation set a maximum NOx emission rate of 0.25 lbs/mmBtu for Eastern Missouri and a maximum NOx emission rate of 0.351bs/mmBtu for Western Missouri. The Iatan, Asbury, State Line and Energy Center facilities are affected by this regulation. The compliance date is set for May 1, 2003. The Iatan, State Line and Energy Center units presently meet this emission limit. The Asbury Plant does not. The regulation provides for a NOx emission trading program and for the generation of Early Reduction Credits during the years 2000, 2001 and 2002. Early Reduction Credits may be used for compliance during 2003 and 2004. We are evaluating our options at this time. In order to comply with the emission rate at Asbury, installation of a selective catalytic reduction system appears to be the most viable option and we have included funds for that system in our construction program as described under "Business—Construction Program." However, NOx trading and the purchase of Early Reduction Credits may permit the delay of the installation until 2004 or 2005.

        We have construction and operating permits for our State Line Power Plant and have continuously operated in compliance with those permits since they went into operation on May 30, 1995 for Unit No. 1 and June 18, 1997 for Unit No. 2. In July 2000, we received a request for information from the EPA regarding the State Line Power Plant. The information request indicated that the State Line Power Plant units should have an Acid Rain Permit under Title IV of the 1990 Amendments to the Clean Air Act in addition to the construction and operating permits previously issued to us by the Missouri Department of Natural Resources. In response, in August 2000, we applied for the required Acid Rain Permit with the Missouri Department of Natural Resources and subsequently received the required permit. The EPA notified us in June 2001 that we were subject to being fined approximately $173,000 because of the lack of the permit but had the right to request a hearing or a settlement conference. We had a settlement conference with the EPA in July 2001. The EPA offered to settle if we agreed to a $35,000 fine and to undertake a supplemental environmental project with a cost approximating $128,500. We have reached consensus with the EPA and expect to conclude the supplemental environmental project and a mutually agreeable end to this matter during the fourth quarter of 2002.

        Water.    We operate under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line facilities are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required. The Riverton and State Line Power Plants' National Pollution Discharge Elimination System Permits were issued in 2001.

        Other.    Under Title V of the 1990 Amendments, we must obtain site operating permits for each of our plants from the authorities in the state in which the plant is located. These permits, which are valid for five years, regulate the plant site's total emissions; including emissions from stacks, individual pieces of equipment, road dust, coal dust and steam leaks. We have been issued permits for Asbury, State Line and the Energy Center Power Plants. The Riverton Plant has not been issued an operating permit at this time. The State of Kansas requested that we draft the Title V Permit and submit it to the state. The permit has been drafted and submitted. We expect this permit will be issued during 2002.

Conditions Respecting Financing

        Our Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the "Mortgage"), and our Restated Articles of Incorporation (the "Restated Articles"), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the Mortgage) for any twelve consecutive months within the 15 months preceding issuance must be two times the annual interest requirements (as defined in the Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. The Mortgage provides an exception from this earnings requirement in certain instances relating to the issuance of new first mortgage bonds against first mortgage bonds which have been, or are to be, retired. Our earnings for the twelve months ended December 31, 2001, do not permit us to issue new first mortgage bonds based on this test. We have not financed with first mortgage bonds since 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Nonoperating Items." In addition to the interest coverage requirement, the Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 2001, we had retired bonds and net property additions which would enable the issuance of at least $236 million principal amount of bonds if the annual interest requirements are met.

        Under the Restated Articles, (a) cumulative preferred stock may be issued only if our net income available for interest and dividends (as defined in the Restated Articles) for a specified twelve-month period is at least 1 1/2 times the sum of the annual interest requirements on all indebtedness and the annual dividend requirements on all cumulative preferred stock to be outstanding immediately after the issuance of such additional shares of cumulative preferred stock, and (b) so long as any preferred stock is outstanding, the amount of unsecured indebtedness outstanding may not exceed 20% of the sum of the outstanding secured indebtedness plus our capital and surplus. We redeemed all of our outstanding preferred stock on August 2, 1999. Accordingly, the restriction in our restated Articles does not currently restrict the amount of unsecured indebtedness that we may have outstanding.

ITEM 2. PROPERTIES

Electric Facilities

        At December 31, 2001, we owned generating facilities (including our interest in Iatan Unit No. 1) with an aggregate generating capacity of 1007 megawatts.

        Our principal electric generating plant is the Asbury Plant with 213 megawatts of generating capacity. The Plant, located near Asbury, Missouri, is a coal-fired generating station with two steam turbine generating units. The Plant presently accounts for approximately 21% of our owned generating capacity and in 2001 accounted for approximately 34% of the energy generated by us. Routine plant maintenance, during which the entire Plant is taken out of service, is scheduled once each year, normally for approximately four weeks in the spring. Every fifth year the spring outage is scheduled to be extended to a total of six weeks to permit inspection of the Unit No. 1 turbine. The last such outage took place from September 15, 2001 to December 17, 2001, a total of thirteen weeks. The 2001 five-year major generator turbine inspection was extended to allow for expanded boiler maintenance and the replacement of the control system. The Unit No. 2 turbine is inspected approximately every 35,000 hours of operations and was also inspected during the recent outage. When the Asbury Plant is out of service, we typically experience increased purchased power and fuel costs associated with replacement energy. This year's outage was moved to the fall when the new State Line Combined Cycle Unit would be operational to help decrease the need for purchased power.

        Our generating plant located at Riverton, Kansas, has two steam-electric generating units with an aggregate generating capacity of 92 megawatts and three gas-fired combustion turbine units with an aggregate generating capacity of 44 megawatts. The steam-electric generating units burn coal as a primary fuel and have the capability of burning natural gas. The last five-year scheduled maintenance outage for the Riverton Plant occurred during 1998 for Unit No. 8 and in 2000 for Unit No. 7.

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

        We also have two combustion turbine peaking units at the Empire Energy Center in Jasper County, Missouri, with an aggregate generating capacity of 170 megawatts. These peaking units operate on natural gas as well as oil. On October 25, 2001, we entered into an agreement to purchase two Twin Pac aero units to be installed at the Empire Energy Center with generating capacity of 50 megawatts each. The first unit is scheduled to be delivered in October 2002 and is expected to be operational by April 2003. The second unit is scheduled to be delivered in October 2003 and is expected to be operational by April 2004. Contracts with other vendors will be entered into for construction and installation of the units.

        Our State Line Power Plant, which is located west of Joplin, Missouri, presently consists of Unit No. 1, a combustion turbine unit with generating capacity of 92 megawatts and a Combined Cycle Unit with generating capacity of 500 megawatts of which we are entitled to 60%, or 300 megawatts. The Combined Cycle Unit consists of the combination of two combustion turbines (including our former State Line Unit No. 2), two heat recovery steam generators, a steam turbine and auxiliary equipment. The Combined Cycle Unit is jointly owned with WGI, a subsidiary of Western Resources, Inc. which owns the remaining 40% of the unit. We are the operator of this Unit. These units burn natural gas as a primary fuel with Unit No. 1 having the capability of burning oil.

        Our hydroelectric generating plant, located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts, subject to river flow. We are currently replacing the water wheels at our hydroelectric plant over a two-year period. We have a long-term license from FERC to operate this plant which forms Lake Taneycomo in Southwestern Missouri.

        At December 31, 2001, our transmission system consisted of approximately 22 miles of 345 kV lines, 430 miles of 161 kV lines, 744 miles of 69 kV lines and 81 miles of 34.5 kV lines. Our distribution system consisted of approximately 6,387 miles of line.

        Our electric generation stations are located on land owned in fee. We own a 3% undivided interest as tenant in common with Kansas City Power & Light and UtiliCorp in the land for the Iatan Generating Station. We own a similar interest in 60% of the land used for the State Line Combined Cycle Unit. Substantially all of our electric transmission and distribution facilities are located either (1) on property leased or owned in fee; (2) over streets, alleys, highways and other public places, under franchises or other rights; or (3) over private property by virtue of easements obtained from the record holders of title. Substantially all of our property, plant and equipment are subject to the Mortgage.

Water Facilities

        We also own and operate water pumping facilities and distribution systems consisting of a total of approximately 81 miles of water mains in three communities in Missouri. We are considering selling our water facilities.

Other

        We also have investments in non-regulated businesses which we commenced in 1996. We now lease capacity on our broadband fiber optics network and provide electronic monitored security, decorative lighting and other energy services through our wholly owned subsidiary, EDE Holdings, Inc. We created this subsidiary in 2001 to hold our non-regulated companies. EDE Holdings is a holding company which owns: a 100% interest in Empire District Industries, Inc., a spinoff for our non-regulated business, a 100% interest in Conversant, Inc., a software company which markets the internet-based customer information system software formerly named Centurion that was developed by Empire employees and a 51% interest in transaeris, a start-up wireless internet provider.

ITEM 3. LEGAL PROCEEDINGS

        No legal proceedings required to be disclosed by this Item are pending except for those disclosed in "Environmental Matters" above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the New York Stock Exchange. On February 1, 2002, there were 6,796 record holders of our common stock. The high and low sale prices for our common stock as reported by the New York Stock Exchange for composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter of 2001 and 2000 were as follows:

	Price of Common Stock
					Dividends Paid Per Share
	2001		2000
	High	Low	High	Low	2001	2000
First Quarter	$26.563	$17.500	$23.125	$18.938	$0.32	$0.32
Second Quarter	20.990	18.000	24.563	19.688	0.32	0.32
Third Quarter	21.050	18.700	27.063	22.125	0.32	0.32
Fourth Quarter	21.500	19.750	30.750	22.875	0.32	0.32

        Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock.

        The Mortgage and the Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944, (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined in the Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. As of December 31, 2001, this dividend restriction did not affect any of our retained earnings.

        Participants in our Dividend Reinvestment and Stock Purchase Plan may acquire, at a 3% discount, newly issued common shares with reinvested dividends. Participants may also purchase, at an averaged market price, newly issued common shares with optional cash payments on a weekly basis, subject to certain restrictions. We also offer participants the option of safekeeping for their stock certificates.

        Our shareholders rights plan provides each of the common stockholders one Preference Stock Purchase Right ("Right") for each share of common stock owned. One Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one-hundredth of a share, subject to adjustment. The rights (other than those held by an acquiring person or group ("Acquiring Person")) will be exercisable only if an Acquiring Person acquires 10% or more of our common stock or if certain other events occur. See Note 5 of "Notes to Financial Statements" under Item 8 for additional information.

        Our By-laws provide that K.S.A. Sections 17-1286 through 17-1298, the Kansas Control Share Acquisitions Act, will not apply to control share acquisitions of our capital stock.

        See Note 4 of "Notes to Financial Statements" under Item 8 for additional information regarding our common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	2001	2000	1999	1998	1997
Operating revenues	$264,255	$260,003	$242,162	$239,858	$215,311
Operating income	$43,444	$45,902	$42,576	$47,372	$40,962
Total allowance for funds used during construction	$3,611	$5,775	$1,193	$409	$1,226
Net income	$10,403	$23,617	$22,170	$28,323	$23,793
Earnings applicable to common stock	10,403	23,617	19,463	25,912	21,377
Weighted average number of common shares outstanding	17,777,449	17,503,665	17,237,805	16,932,704	16,599,269
Basic and diluted earnings per weighted average shares outstanding	$0.59	$1.35	$1.13	$1.53	$1.29
Cash dividends per common share	$1.28	$1.28	$1.28	$1.28	$1.28
Common dividends paid as a percentage of earnings applicable to common stock	217.4%	94.9%	114.5%	83.7%	99.4%
Allowance for funds used during construction as a percentage of earnings applicable to common stock	34.7%	24.5%	6.2%	1.6%	5.7%
Book value per common share outstanding at end of year	$13.64	$13.62	$13.44	$13.40	$13.03
Capitalization:
Common equity	$268,308	$240,153	$234,188	$229,791	$219,034
Preferred stock without mandatory redemption provisions	$0	$0	$0	$32,634	$32,902
Long-term debt	$358,615	$325,644	$345,850	$246,093	$196,385
Ratio of earnings to fixed charges	1.36	2.25	2.70	3.32	3.01
Ratio of earnings to combined fixed charges and preferred stock dividend requirements	1.36	2.25	2.40	2.78	2.50
Total assets	$882,494	$829,739	$731,409	$653,294	$626,465
Utility plant in service at original cost	$1,069,176	$918,622	$870,329	$831,496	$797,839
Utility plant expenditures during the year*	$76,519	$129,965	$69,642	$47,366	$53,280

*
Does not include $0.8 million in non-utility property in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TERMINATED MERGER WITH UTILICORP

        Empire and UtiliCorp United Inc. entered into an Agreement and Plan of Merger, dated as of May 10, 1999 which provided for a merger of our company with and into UtiliCorp, with UtiliCorp being the surviving corporation. The merger was conditioned, among other things, upon approvals of various federal and state regulatory agencies, with either company having the right to terminate the merger agreement if all regulatory approvals were not obtained by December 31, 2000. All approvals were not received by this date and UtiliCorp notified us on January 2, 2001, that it was exercising its right to terminate the merger agreement.

        As a result of the termination of the merger by UtiliCorp, approximately $6.1 million in merger related expenses that were not tax deductible when incurred by us, became deductible. This deduction was taken in January 2001, decreasing income tax expense and increasing operating income for the first quarter of 2001 by approximately $2.3 million.

RESULTS OF OPERATIONS

        The following discussion analyzes significant changes in the results of operations for the year ended December 31, 2001, compared to the year ended December 31, 2000, and for the year ended December 31, 2000, compared to the year ended December 31, 1999.

Operating Revenues and Kilowatt-Hour Sales

        Of our total electric operating revenues during 2001, approximately 42% were from residential customers, 31% from commercial customers, 17% from industrial customers, 5% from wholesale on-system customers, 1.5% from wholesale off-system transactions and 3.5% from miscellaneous sources such as late payment fees and transmission services. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major electric customer class were as follows:

	Kwh Sales		Revenues
	2001	2000	*2001	2000
Residential	1.2%	10.1%	0.7%	9.9%
Commercial	3.2	5.8	4.4	5.2
Industrial	(1.1)	2.8	1.9	4.1
Wholesale On-System	4.1	4.0	10.0	9.9
Total System	1.6	6.3	2.6	7.1

*
Revenues excluding portion of the Interim Energy Charge that may be refundable to customers. See discussion below.

        Kwh sales and revenues for our on-system customers increased during 2001 primarily due to unseasonably cold temperatures in the first quarter and warmer temperatures during the second quarter, offset by milder temperatures in the last two quarters of 2001. Customer growth was 1.13% in 2001.

        Residential Kwh sales increased 1.2% with revenues increasing 0.7% as compared to 2000 primarily due to these weather conditions. Commercial Kwh sales increased 3.2% with revenues increasing 4.4% due to these weather conditions as well as continued increases in business activity throughout our service territory. Industrial classes showed a 1.1% decrease in Kwh sales due to decreased consumption by the manufacturing sector in our service territory during the third and fourth quarters of 2001. Revenues in these classes were favorably impacted by the increased Missouri rates.

        On-system wholesale Kwh sales increased 4.1% in 2001, reflecting the weather conditions discussed above. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of our fuel adjustment clause applicable to such FERC regulated sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.

        Kwh sales and revenues for our on-system customers increased during 2000 primarily due to above-average temperatures in August and September of 2000 as well as unseasonably cold temperatures in November and December of 2000. Customer growth in 2000 remained at the same rate as experienced in 1999. Residential Kwh sales increased 10.1% with revenues increasing 9.9% as compared to 1999 primarily due to these weather conditions. Commercial Kwh sales increased 5.8% with revenues increasing 5.2% due to these weather conditions as well as increases in business activity throughout our service territory. Industrial classes also showed an increase in Kwh sales and revenues because of the increased business activity.

        On-system wholesale Kwh sales increased 4.0% in 2000, reflecting these weather conditions. Revenues associated with these sales increased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause mentioned above.

        On November 3, 2000, we filed a request with the Missouri Public Service Commission for a general annual increase in rates for our Missouri electric customers in the amount of $41,467,926, or 19.36%. This request sought recovery of expenses resulting from significantly higher natural gas prices than the levels contemplated by our existing rates as well as our investment in the Combined Cycle Unit which was under construction at the State Line Power Plant and other plant additions which had occurred since our last rate increase in September 1997. We also filed a request for interim rate relief in February 2001, which was denied in March.

        The Missouri Commission issued a final order on September 20, 2001. The order granted us an annual increase in rates of approximately $17.1 million, or 8.4%, effective October 2, 2001. In addition, the order approved an annual Interim Energy Charge (IEC) of approximately $19.6 million effective October 1, 2001 and expiring two years later. This IEC is $0.0054 per kilowatt hour of customer usage. The recent extraordinarily high natural gas prices and extreme volatility of natural gas led the Missouri Commission to allow forecasted fuel costs to be used rather than the traditional historical costs in determining the fuel portion of the rate increase. At the end of the two year period, the excess money collected from customers, if any, above the greater of the actual and prudently incurred costs or the base cost of fuel and purchased power set in rates, will be refunded to the customers with interest equal to the current prime rate at that time. At December 31, 2001, we had recorded a liability of approximately $2.8 million of the IEC collected in the fourth quarter of 2001 as a provision for rate refunds and are not recognizing that revenue in total electric operating revenue. As of February 18, 2002, approximately 90% of our anticipated volume of natural gas usage for the year 2002 is hedged at an average price of $2.93 per Dekatherm (Dth) while approximately 59% of our anticipated volume of natural gas usage for the year 2003 is hedged at an average price of $3.20 per Dth.

        On October 26, 2001, we filed a request with the Missouri Public Service Commission for an additional increase in rates for our Missouri electric customers in the amount of $3,562,983 annually to rectify a regulatory clerical error omitting the cost of off-system sales in the recent rate order. The Missouri Commission, after various proceedings, denied our requests for relief. We are currently evaluating our options for recovering the previously overlooked expenses as well as other capital investments and increased operating expenses which have occurred since our last rate increase.

        On December 28, 2001, we filed a request with the Kansas Corporation Commission for a general annual increase in rates for our Kansas electric customers in the amount of $3,239,744, or 22.81%. This request seeks to recover costs associated with our investment in State Line Unit No. 1, State Line Unit No. 2 and the State Line Combined Cycle Unit as well as significant additions to the transmission and distribution systems and operating cost increases which have occurred since our last rate increase in

September 1994. A hearing is scheduled for June 27-28, 2002. Any rate increase approved as a result of the filing would not become effective until August 2002. We cannot predict the amount of any increase which might be granted as a result of this filing.

        In addition to sales to our own customers, we sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. During 2001 revenues from such off-system transactions were approximately $7.5 million as compared to approximately $10.6 million in 2000 and approximately $9.6 million during 1999. This fluctuation in revenues is primarily the result of our ability to sell power at market-based rates with the decrease in revenues during 2001 resulting primarily from our peak hour market-based rates being substantially lower this summer than in 2000, milder regional weather conditions in the fourth quarter affecting demand and less power available for sale from the State Line Plant due to the construction of the Combined Cycle Unit during the first half of the year. See "—Competition" below for more information on open-access tariffs.

        Our future revenues from the sale of electricity will continue to be affected by economic conditions, business activities, competition, weather, fuel costs, regulation, the change from a regulated to a competitive environment, changes in electric rate levels, and changes in patterns of electric energy use by customers and our ability to receive adequate and timely rate relief.

Operating Revenue Deductions

        During 2001, total operating expenses increased approximately $10.0 million (6.8%) compared to the prior year. Total purchased power costs decreased by approximately $2.9 million (4.4%) during 2001 reflecting both the decreased demand in the third and fourth quarters of 2001 resulting from milder temperatures and the increased generating capability due to the completion of the State Line Combined Cycle Unit. Total fuel costs were up approximately $7.6 million (15.6%) during 2001 as compared to 2000 primarily reflecting the higher cost of natural gas, increased generation from the new Combined Cycle Unit in the third and fourth quarters and less coal generation due to our Asbury Plant being out of service for scheduled and unscheduled repairs and maintenance during 13 weeks late in the year. Natural gas prices were higher by 35.9% during 2001 as compared to 2000.

        Merger related expenses were $1.4 million during 2001 as compared to $0.3 million in 2000. Merger related expenses in 2001 were primarily the result of expenses related to severance benefits incurred under our Change in Control Severance Pay Plan in the first quarter of 2001. Other operating expenses increased approximately $4.2 million (12.8%) during 2001 primarily due to an actuarially determined adjustment to our fully-funded pension benefit expense in the first quarter of 2001, decreased income of approximately $2.5 million from the pension fund caused by a decline in the value of invested funds during 2001 and additions to the bad debt reserve of approximately $0.7 million during 2001. Maintenance and repairs expense increased approximately $4.3 million (29.1%) during 2001 primarily due to payments under our new maintenance contracts entered into in July 2001 for the combustion turbines at the Energy Center and State Line Power Plants.

        Depreciation and amortization expense increased approximately $1.7 million (6.0%) during 2001 due to increased levels of plant and equipment placed in service. The increase in depreciation and amortization expense caused by increased levels of plant and equipment was partially offset by lower depreciation rates put into effect during the fourth quarter of 2001 as a result of the October rate order issued by the Missouri Commission. Total provision for income taxes decreased approximately $9.7 million (85.3%) during 2001 due primarily to lower taxable income and by the deductibility of approximately $6.1 million in merger related expenses discussed above. See Note 9 of "Notes to Financial Statements" under Item 8 for additional information regarding income taxes. Other taxes increased approximately $0.4 million (3.4%) during the year.

        During 2000, total operating expenses increased approximately $19.5 million (15.3%) compared to the prior year. Total purchased power costs increased by approximately $20.5 million (46.0%) during 2000 reflecting increased demand in the third and fourth quarters of 2000. Decreased availability of some of our generating units during the third quarter of 2000 and escalating natural gas prices (which at times made it more economical to purchase power than to run our gas-fired units, particularly in September) added to the increase in purchased power. The Riverton Plant's coal-fired Unit No. 7 was out of service for its scheduled fall outage from September 15 to November 9 and Unit No. 8, also coal-fired, was out of service for its scheduled fall outage from September 29 to October 16. The State Line Plant's Unit No. 2 was taken out of service on September 12, 2000 to begin construction of the Combined Cycle Unit that was placed into commercial operation in June 2001.

        Total fuel costs were up approximately $3.6 million (8.1%) during 2000 primarily reflecting increased generation by our gas generation facilities in the fourth quarter of 2000. The extremely cold temperatures in December resulted in a significant increase in the price of purchased power, making it more economical for us to run our gas-fired turbines. Natural gas prices were higher by 31.3% during 2000 as compared to 1999.

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

        Depreciation and amortization expense increased approximately $1.4 million (5.4%) during 2000, compared to 1999, due to increased levels of plant and equipment placed in service. Total provision for income taxes decreased approximately $4.5 million (28.3%) during 2000 due primarily to lower taxable income. Other taxes decreased approximately $0.3 million (2.6%) during the year.

Nonoperating Items

        Total allowance for funds used during construction ("AFUDC") amounted to approximately 34.7% of earnings applicable to common stock during 2001, 24.5% during 2000, and 6.1% during 1999. Although the percentage of AFUDC compared to earnings applicable to common stock increased in 2001 as compared to 2000, this reflected decreased net income in 2001 rather than increased AFUDC. The amount of AFUDC actually decreased $2.2 million (37.5%) in 2001 reflecting the completion of the State Line Combined Cycle Unit in June. AFUDC increased significantly in 2000 primarily due to the construction of the State Line Combined Cycle. See Note 1 of "Notes to Financial Statements" under Item 8.

        Other-net deductions increased $0.6 million (92.3%) during 2001 as compared to 2000 primarily reflecting a loss in the second and third quarters of 2001 caused by the marking to market, required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) of option contracts entered into in connection with our hedging activities that did not qualify for hedge accounting. As a result of our use of derivatives to manage our gas commodity risk and our exposure to gas and purchased power cost volatility (including hedging) and the use of mark-to-market accounting, revenues and earnings may fluctuate. Although our purpose is to minimize our risk from volatile natural gas prices and protect earnings, we recognize that if risk is not timely and adequately balanced or if counterparties fail to perform contractual obligations, actual results could differ materially from intended results.

        A one-time write-down of $4.1 million was taken in the third quarter of 2001 for disallowed capital costs related to the construction of the State Line Combined Cycle Unit. These disallowed costs were part of a stipulated agreement between us and the Missouri Commission in connection with our

October rate order. The net effect on earnings after considering the tax effect on this write-down is $2.5 million.

        Interest charges on long-term debt were virtually the same for 2001 as for 2000. Interest charges on long-term debt increased $7.0 million (35.8%) during 2000 as compared to 1999 due to the issuance of $100 million of our unsecured Senior Notes in November 1999. Commercial paper interest increased $1.0 million (78.7%) during 2001 due to increased usage of short-term debt for financing our construction program. Interest related to our Trust Preferred Securities issued on March 1, 2001 added $3.5 million to total interest charges during 2001. Interest income decreased $0.4 million (68.9%), reflecting lower balances of cash available for investment.

Earnings

        Basic and diluted earnings per weighted average share of common stock were $0.59 during 2001 compared to $1.35 in 2000. Earnings per share for 2001 were negatively impacted by the mild weather in the third and fourth quarters, increased natural gas prices and greater use of gas than in the prior year and the one-time non-cash charge of $2.5 million, net of related income taxes, from the write-down of the State Line construction expenditures. Positively impacting earnings in 2001 was the one-time tax benefit of approximately $2.3 million from previously incurred merger related costs and favorable weather conditions in the first and second quarters of 2001. Excluding $1.4 million in merger costs for 2001, the one-time write-down of construction expenditures and the tax benefit from merger expenses, earnings per share would have been $0.68. Excluding merger related expenses of $0.3 million, earnings per share would have been $1.37 during 2000.

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

        Earnings for the first quarter of 2002 will reflect an aggregate of $1.5 million of merger expenses related to severance benefits accrued under our Change in Control Severance Pay Plan.

Competition

        Federal regulation has promoted and is expected to continue to promote competition in the electric utility industry. Oklahoma and Arkansas, however, are the only states in which we operate that have taken action with respect to promoting competition.

        Legislation in Oklahoma originally provided for open competition by July 2002. However, the Oklahoma Legislature overwhelmingly approved legislation in June 2001 that indefinitely delays electric restructuring in the state. Approximately 3.19% of our retail electric revenue for 2001 was derived from sales subject to Oklahoma regulation.

        The Arkansas Legislature passed a bill in April 1999 that called for deregulation of the state's electricity industry as early as January 2002. A bill was enacted in February 2001, however, delaying implementation of deregulation until October 2003 and giving the Arkansas Public Service Commission (APSC) authority to set further delays in one-year increments until October 2005. The APSC, after conducting hearings, issued a report in December 2001 recommending that the legislature suspend deregulation beyond 2003 or repeal the law mandating deregulation. Approximately 3.13% of our retail electric revenue for 2001 was derived from sales subject to Arkansas regulation.

        We, and all other electric utilities with interstate transmission facilities, operate under FERC regulated open access tariffs that offer all wholesale buyers and sellers of electricity the same transmission services (at the same rates) that the utilities provide themselves. We and the Southwestern

Power Pool (SPP) have filed these open access transmission tariffs covering wholesale transmission services. Under these tariffs, we share revenues received from most of our transmission services with other members of the SPP. There are, however, limited circumstances where our own tariff still applies and we receive 100% of the revenues from the transmission services. We will continue to operate under the SPP tariff until a new tariff is filed as part of the Midwest Independent Transmission System Operator, Inc. (MISO), the regional transmission organization, or RTO, which we intend to join.

        In December 1999, the FERC issued Order No. 2000 which encourages the development of RTOs. RTOs are designed to control the wholesale transmission services of the utilities in their regions thereby facilitating open and more competitive markets in bulk power. After the FERC rejected several attempts by the SPP to seek RTO status, the SPP and MISO agreed in October 2001 to consolidate and form an RTO. In December 2001 the FERC approved this newly formed MISO as the first RTO. The agreement to consolidate was completed in February 2002. This new organization will operate our system as part of an interconnected transmission system encompassing over 120,000 megawatts of generation capacity located in 20 states. MISO will collect revenues attributable to the use of each member's transmission system and each member will be able to transmit power purchased, generated for sale or bought for resale in the wholesale market throughout the entire MISO system. Although each member will have priority over the use of its own transmission facilities for selling power to its wholesale customers or others, each member will be charged the same uniform transmission rate as other energy suppliers who are able to sell power to them. We intend to file with the FERC and the utility commissions in the four states in which we operate to transfer control over the operation of our transmission facilities to MISO.

        We cannot predict what effect, if any, this will have on our off-system sales and revenues but it could be material. Even though we have historically been able to generate power relatively inexpensively, other suppliers may be able to offer power at more favorable rates and transmit that power along our system at the same price we pay. Approximately 5% of our electric operating revenues are derived from sales to on-system wholesale customers, the type of customer for which the FERC is already requiring wheeling.

Nonregulated Business

        We are continuing our investments in nonregulated businesses which we commenced in 1996. We now lease capacity on our broadband fiber optics network and provide electronic monitored security, decorative lighting and other energy services through our wholly owned subsidiary, EDE Holdings, Inc. See Item 1, "Business—General" for further information about these nonregulated businesses.

LIQUIDITY AND CAPITAL RESOURCES

        Our construction-related expenditures totaled approximately $71.8 million, $133.9 million, and $71.9 million in 2001, 2000 and 1999, respectively.

        A breakdown of our 2001 construction expenditures is as follows:

Construction Expenditures (Amounts in Millions)
2001
Distribution and transmission system additions	31.2
New construction—State Line Combined Cycle Unit	24.7
Twin Pac aero units—Energy Center	3.5
Additions and replacements—Asbury	7.7
Additions and replacements—Riverton and Iatan	0.9
Fiber optics	0.8
General and other additions	3.0

Total	$71.8

        The amounts in the table do not include $9.2 million of capitalized spare parts for the State Line Combined Cycle Plant, ($1.3) million of plant retirements and ($0.3) million in capital leases and utility land transferred to land held for future use.

        Approximately 20% of construction expenditures and other funds requirements for 2001 were satisfied internally from operations. The other 80% of such requirements were satisfied from short-term borrowings and proceeds from our sale of common stock in an underwritten public offering on December 10, 2001.

        We estimate that our construction expenditures will total approximately $72.2 million in 2002, $85.8 million in 2003 and $66.1 million in 2004. Of these amounts, we anticipate that we will spend $18.8 million, $22.3 million and $21.8 million in 2002, 2003 and 2004, respectively, for additions to our distribution system to meet projected increases in customer demand. These construction expenditure estimates also include approximately $19.2 million, $25.8 million and $7.0 million in 2002, 2003 and 2004, respectively, for two Twin Pac aero units at the Empire Energy Center.

        On October 25, 2001, we entered into an agreement to purchase two Twin Pac aero units with generating capacity of 50 megawatts each to be installed at the Empire Energy Center. An initial payment of $3.4 million was made at that time. The first unit is scheduled to be delivered in October 2002 and is expected to be operational by April 2003. The second unit is scheduled to be delivered in October 2003 and is expected to be operational by April 2004. Contracts with other vendors will be entered into for construction and installation of the units.

        We estimate that internally generated funds will provide at least 55% of the borrowing funds required in 2002 for construction expenditures. As in the past, we intend to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or common stock, including common stock pursuant to our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan and from internally-generated funds. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

        As of December 31, 2001, we had lines of credit aggregating $75 million. Our lines of credit each currently contain certain contingencies which affected our rights and obligations thereunder. In the event that the credit rating on our first mortgage bonds falls below BBB (Standard & Poor's) or Baa3 (Moody's) for a $55 million line of credit or Baa2 for a $20 million line of credit, our obligations under our lines of credit either could become immediately due and payable or are no longer available to us. Our credit ratings are discussed below. Further, one of our lines of credit contains a restriction on availability in the event that we fail to maintain Total Funded Debt to Capital (where Capital is defined as Total Funded Debt plus Equity Capital (including our $50,000,000 of Trust Preferred Securities)) less than 67.5%. We are currently in compliance with this ratio. This line of credit is also subject to cross-default with our other indebtedness (in excess of $10,000,000 in the aggregate). We are currently in the process of seeking to amend and/or replace these lines of credit so as to remove the credit rating conditions. See Note 7 of "Notes to Financial Statements" regarding our lines of credit.

        In addition, restrictions in our mortgage bond indenture could also affect our liquidity. The Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. The Mortgage provides an exception from this earnings requirement in certain instances, relating to the issuance of new first mortgage bonds against first mortgage bonds which have been, or are to be, retired. Our earnings for the twelve months ended December 31, 2001 do not permit us to issue new first mortgage bonds based on this test. However, we have not financed with bonds since 1998 and have used unsecured long-term debt rather than first mortgage bonds. See Note 6 to "Notes to Financial Statements" for more information on the mortgage bond indenture.

        In February 2001, the SEC declared effective our $80 million shelf registration statement covering our unsecured debt securities and preferred securities of two newly created trusts of which $30 million remains available for issuance. On March 1, 2001, we sold two million 8 1/2% Trust Preferred Securities (liquidation amount $25 per preferred security) in a public underwritten offering. This issuance generated proceeds of $50.0 million and issuance costs of $1.8 million. Holders of the trust preferred securities are entitled to receive distributions at an annual rate of 8 1/2% of the $25 liquidation amount. Quarterly payments of dividends by the trust, as well as payments of principal, are made from cash received from corresponding payments made by us on the $50.0 million aggregate principal amount of 8.5% Junior Subordinated Debentures due March 1, 2031, issued by us to the trust, and held by the trust, as assets. Our interest payments on the debentures are tax deductible by us. We have effectively guaranteed the payments due on the outstanding trust preferred securities. The net proceeds of this offering were added to our general funds and were used to repay short-term indebtedness.

        On December 10, 2001, we sold to the public in an underwritten offering 2,012,500 newly issued shares of our common stock for approximately $41 million. Proceeds from the sale of the common stock were added to our general funds and used to repay short-term debt, including debt incurred in connection with our construction program.

        On November 19, 1999, we issued $100 million aggregate principal amount of our unsecured Senior Notes, the net proceeds of which were added to our general funds and were used to repay short-term indebtedness, including indebtedness incurred in connection with our preferred stock redemption and in connection with our construction program.

        Following announcement of the merger with UtiliCorp, the credit ratings for our first mortgage bonds (other than the pollution control bonds) were placed on credit watch with downward implications by Moody's Investors Service and Standard & Poor's. Standard & Poor's removed the credit watch but kept the downward implication in January 2001 after the merger was terminated. In May 2001, Moody's Investors Service lowered the credit ratings of our first mortgage bonds (other than the pollution control bonds) to Baa1 from A2, and on our senior unsecured debt to Baa2 from A3. This downgrade was primarily due to the risk to our credit profile associated with our ability to obtain necessary rate relief from the Missouri Public Service Commission to recover our capital expenditures associated with the construction of the Combined Cycle Unit at our State Line Power Plant and our increased operating expenses primarily caused by escalating natural gas prices. As of December 31, 2001, the ratings for our securities were as follows:

	Moody's	Standard & Poor's
First Mortgage Bonds	Baa1	A-
First Mortgage Bonds—Pollution Control Series	Aaa	AAA
Senior Notes	Baa2	BBB+
Commercial Paper	P-2	A-2
Trust Preferred Securities	Baa1	BBB

        These ratings indicate the agency's assessment of our ability to pay interest, distributions, dividends and principal on these securities. The lower the rating the higher the cost of the securities when they are sold. Ratings below investment grade may also impair our ability to issue short-term debt as described above, commercial paper or other securities or make the marketing of such securities more difficult.

Contractual Obligations

        Set forth below is information summarizing our contractual obligations as of December 31, 2001:

	Payments Due by Period (In Millions)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt (w/o discount)	$396.1	$37.5	$110.0	$—	$248.6
Capital Lease Obligations	0.8	0.2	0.6	—	—
Other Long-Term Obligations	257.7	52.4	117.6	32.4	55.3

Total Contractual Obligations	$654.6	$90.1	$228.2	$32.4	$303.9

Critical Accounting Policies

        Set forth below are certain accounting policies that are considered by management to be critical and to possibly involve significant risk, which means that they typically require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain (other accounting policies may also require assumptions that could cause actual results to be different than anticipated results).

        Pensions.    In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", our pension expense includes a calculation of "amortization of unrecognized net (gain)/loss" which was changed in 2001 as a result of the settlement order in our Missouri rate case. Previously the current year calculation of net gains or losses was amortized over five years. The new calculation requires the use of an average of the previous five years gain or loss, which is then amortized over five years. The result for year 2001 was an increase of $317,135 in pension income.

        Provision for Refunds.    As discussed under "Operating Revenues and Kilowatt-Hour Sales" above, the Missouri Commission in its September rate case order approved an annual IEC of approximately $19.6 million effective October 1, 2001 and expiring two years later. At the end of the two year period, the excess money collected from customers under the IEC, if any, above the greater of the actual and prudently incurred costs or the base cost of fuel and purchased power set in rates, will be refunded to the customers with interest equal to the current prime rate at that time. At December 31, 2001, we had recorded a liability of approximately $2.8 million of the IEC collected in the fourth quarter of 2001 as a provision for rate refunds and are not recognizing that revenue in total electric operating revenue.

        Hedging Activities.    We currently engage in hedging activities in an effort to minimize our risk from volatile natural gas prices. We enter into contracts with counterparties for our future natural gas requirements (under a set of predetermined percentages) that lock in prices in an attempt to lessen the volatility in our fuel expense and gain predictability, thus protecting earnings. We recognize that if risk is not timely and adequately balanced or if counterparties fail to perform contractual obligations, actual results could differ materially from intended results.

        Regulatory Assets.    In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", our financial statements reflect ratemaking policies prescribed by the regulatory commissions having jurisdiction over us (FERC and four states).

        Certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and recovered from or refunded to customers. As such, we have recorded certain regulatory assets which are expected to result in future revenues as these costs are recovered through the ratemaking process. Historically, all costs of this nature which are determined by our regulators to have been prudently incurred have been recoverable through rates in the course of normal ratemaking procedures and we believe that the items detailed below will be afforded similar treatment.

        We recorded $37,743,107 in regulatory assets and $12,915,456 in income taxes as a regulatory liability for 2001. These amounts are being amortized over periods of up to 25 years. See Note 3 of "Notes to Financial Statements" under Item 8 for detailed information regarding our regulatory assets and liabilities.

        We continually assess the recoverability of our regulatory assets. Under current accounting standards, regulatory assets and liabilities are eliminated through a charge or credit, respectively, to earnings if and when it is no longer probable that such amounts will be recovered through future revenues.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements eliminate the amortization of purchased goodwill and instead require an annual review of goodwill and intangibles for impairment or when a change or event occurs that indicates goodwill may be impaired. SFAS No. 142 is required to be adopted no later than the first quarter of fiscal 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. We had no recorded goodwill as of December 31, 2001 but will continue to evaluate the total impact of the adoption of these Statements on our financial statements and financial reporting.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement establishes standards for accounting and reporting for legal and constructive obligations associated with the retirement of tangible long-lived assets. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", establishing new standards for accounting and reporting for the impairment or disposal of long-lived assets. This statement eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. We adopted SFAS No. 144 on January 1, 2002 and are required to adopt SFAS No. 143 on January 1, 2003. We will continue to evaluate the total impact of the adoption of these Statements on our financial statements and financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the exposure to a change in the value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates or commodity prices. We handle market risk in accordance with established policies, which may include entering into various derivative transactions. See Note 13 of "Notes to Consolidated Financial Statements" for further information.

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

        If market interest rates average 1% more in 2002 than in 2001, our interest expense would increase, and income before taxes would decrease by approximately $555,000. This amount has been determined by considering the impact of the hypothetical interest rates on our commercial paper balances as of December 31, 2001. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

        Commodity Price Risk.    We are exposed to the impact of market fluctuations in the price and transportation costs of coal, natural gas, and electricity and employ established policies and procedures to manage the risks associated with these market fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Stockholders of
The Empire District Electric Company:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 54 present fairly, in all material respects, the financial position of The Empire District Electric Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

St. Louis, Missouri
January 29, 2002

Consolidated Balance Sheets

	December 31,
	2001	2000
Assets
Utility plant, at original cost:
Electric	$1,072,289,259	$921,033,228
Water	7,810,754	7,528,233
Construction work in progress	20,136,645	120,126,571

	1,100,236,658	1,048,688,032
Accumulated depreciation	349,743,785	328,370,253

	750,492,873	720,317,779

Current assets:
Cash and cash equivalents	11,440,275	2,490,580
Accounts receivable—trade, net of allowance of $895,000 and $964,000, respectively	19,621,889	19,960,839
Accrued unbilled revenues	10,986,746	11,824,546
Accounts receivable—other	7,231,772	3,631,654
Fuel, materials and supplies	20,094,559	14,589,253
Prepaid expenses	1,063,195	3,034,716

	70,438,436	55,531,588

Noncurrent assets and deferred charges:
Regulatory assets	37,743,107	36,590,292
Unamortized debt issuance costs	5,180,243	3,769,628
Other	18,639,293	13,530,017

	61,562,643	53,889,937

Total Assets	$882,493,952	$829,739,304

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets (Continued)

	December 31,
	2001	2000
Capitalization and Liabilities
Common stock, $1 par value, 20,000,000 shares authorized, 19,759,598 and 17,596,530 shares issued and outstanding, respectively	$19,759,598	$17,596,530
Capital in excess of par value	208,223,200	168,439,089
Retained earnings	41,906,483	54,117,292
Accumulated other comprehensive loss, net of income tax	(1,581,310)	—

Total common stockholders' equity	268,307,971	240,152,911

Long-term debt:
Company obligated mandatorily redeemable Trust preferred securities of subsidiary holding solely parent debentures	50,000,000	—
Obligations under capital lease	567,315	—
Other	308,047,363	325,643,766

Total long-term debt	358,614,678	325,643,766

	626,922,649	565,796,677

Current liabilities:
Current maturities of long-term debt	37,500,000	20,000,000
Obligations under capital lease	158,329	—
Short-term debt	55,500,000	69,500,000
Accounts payable and accrued liabilities	34,520,862	35,782,456
Customer deposits	4,127,061	3,789,583
Taxes accrued	—	1,823,513
Interest accrued	5,091,240	5,402,131
Fair value of derivatives	2,547,300	—

	139,444,792	136,297,683

Commitments and Contingencies (Note 11)
Noncurrent liabilities and deferred credits:
Regulatory liability	12,915,456	14,170,175
Deferred income taxes	84,625,946	83,581,349
Unamortized investment tax credits	6,681,000	7,231,000
Postretirement benefits other than pensions	4,884,161	4,835,897
State Line advance payments	—	14,399,757
Other	7,019,948	3,426,766

	116,126,511	127,644,944

Total Capitalization and Liabilities	$882,493,952	$829,739,304

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
	2001	2000	1999
Operating revenues:
Electric (Note 1)	$263,189,506	$258,937,329	$241,065,202
Water	1,065,348	1,066,129	1,096,338

	264,254,854	260,003,458	242,161,540

Operating revenue deductions:
Operating expenses:
Fuel	56,523,370	48,899,577	45,251,427
Purchased power	62,383,952	65,238,096	44,696,792
Merger related expenses	1,391,673	327,397	5,772,292
Other	36,726,181	32,570,495	31,833,132

	157,025,176	147,035,565	127,553,643
Maintenance and repairs	19,094,735	14,795,210	16,345,268
Depreciation and amortization	29,455,451	27,783,573	26,366,695
Provision for income taxes	1,677,172	11,375,000	15,862,429
Other taxes (Note 1)	13,558,439	13,112,095	13,457,782

	220,810,973	214,101,443	199,585,817

Operating income	43,443,881	45,902,015	42,575,723
Other income and (deductions):
Allowance for equity funds used during construction	569,961	2,373,710	56,845
Interest income	199,447	641,602	503,355
Loss on plant disallowance	(4,087,066)	—	—
Provision for other income taxes	1,677,172	(125,000)	(137,571)
Other—net	(1,390,019)	(535,285)	(524,547)

	(3,030,505)	2,355,027	(101,918)

Income before interest charges	40,413,376	48,257,042	42,473,805

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Continued)

	Year Ended December 31,
	2001		2000	1999
Income before interest charges		$40,413,376	$48,257,042	$42,473,805
Interest charges:
Trust preferred distributions by subsidiary holding solely parent debentures		3,541,667	—	—
Other long-term debt		26,384,310	26,355,901	19,402,734
Allowance for borrowed funds used during construction		(3,041,298)	(3,401,325)	(1,135,776)
Other		3,125,783	1,685,312	2,036,708

		30,010,462	24,639,888	20,303,666

Net income		10,402,914	23,617,154	22,170,139
Preferred stock dividend requirements		—	—	1,403,025
Excess consideration on redemption of preferred stock		—	—	1,304,504

Net income applicable to common stock		$10,402,914	$23,617,154	$19,462,610

Weighted average number of common shares outstanding		17,777,449	17,503,665	17,237,805

Basic and diluted earnings per weighted average share of common stock	$	..59	$1.35	$1.13

Dividends per share of common stock		$1.28	$1.28	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2001	2000	1999
Net income	$10,402,914	$23,617,154	$22,170,139
Unrealized loss on derivative hedging instrument, net of income taxes of $969,310	(1,581,310)	—	—

Comprehensive income	$8,821,604	$23,617,154	$22,170,139

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Common Stockholders' Equity

	Year Ended December 31,
	2001	2000	1999
Common stock, $1 par value:
Balance, beginning of year	$17,596,530	$17,369,855	$17,108,799
Stock/stock units issued through:
Public offering	2,012,500	—	—
Stock purchase and reinvestment plans	150,568	226,675	261,056

Balance, end of year	$19,759,598	$17,596,530	$17,369,855

Capital in excess of par value:
Balance, beginning of year	$168,439,089	$163,909,731	$156,975,596
Excess of net proceeds over par value of stock issued:
Public offering	37,023,140	—	—
Stock purchase and reinvestment plans	2,760,971	4,529,358	6,934,135

Balance, end of year	$208,223,200	$168,439,089	$163,909,731

Retained earnings:
Balance, beginning of year	$54,117,292	$52,908,432	$55,706,779
Net income	10,402,914	23,617,154	22,170,139

	64,520,206	76,525,586	77,876,918

Less dividends declared:
8 1/8% preferred stock	—	—	1,349,474
5% preferred stock	—	—	124,642
4 3/4% preferred stock	—	—	126,094
Common stock	22,613,723	22,408,294	22,063,772

	22,613,723	22,408,294	23,663,982
Less: excess consideration on redemption of preferred stock	—	—	1,304,504

Balance, end of year	$41,906,483	$54,117,292	$52,908,432

Accumulated other comprehensive loss:
Balance, beginning of year	$—	$—	$—
Other comprehensive loss	(1,581,310)	—	—

Balance, end of year	$(1,581,310)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
Operating activities
Net income	$10,402,914	$23,617,154	$22,170,139
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	32,855,222	31,354,048	29,672,416
Pension income	(4,366,247)	(7,780,497)	(4,325,229)
Deferred income taxes, net	810,000	2,053,000	4,480,000
Investment tax credit, net	(550,000)	(580,000)	(580,000)
Allowance for equity funds used during construction	(569,961)	(2,373,710)	(56,845)
Issuance of common stock for stock purchase and reinvestment plans	941,823	844,405	837,203
Loss on plant disallowance	4,087,066	—	—
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(2,423,368)	(4,652,024)	(9,309,949)
Fuel, materials and supplies	(5,505,306)	1,389,537	(274,112)
Prepaid expenses and deferred charges	(831,109)	(1,427,249)	(3,050,794)
Accounts payable and accrued liabilities	(1,261,594)	10,550,235	8,135,949
Customer deposits, interest and taxes accrued	(1,796,926)	2,302,180	971,596
Other liabilities and deferred credits	3,641,446	753,012	434,255

Net cash provided by operating activities	35,433,960	56,050,091	49,104,629

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2001	2000	1999
Investing activities
Construction expenditures	$(79,362,273)	$(133,933,927)	$(71,935,978)
Allowance for equity funds used during construction	569,961	2,373,710	56,845

Net cash used in investing activities	(78,792,312)	(131,560,217)	(71,879,133)

Financing activities
Proceeds from issuance of senior notes	—	—	99,818,000
Proceeds from issuance of common stock	41,005,356	3,911,628	6,357,989
Proceeds from issuance of trust preferred securities	50,000,000	—	—
Long-term debt issuance costs	(1,884,756)	—	(797,837)
Redemption of preferred stock	—	—	(32,634,263)
Excess consideration on redemption of preferred stock	—	—	(1,304,504)
Dividends	(22,613,723)	(22,408,294)	(23,663,982)
Repayment of long-term debt	(198,830)	(286,000)	(110,000)
Net (repayments) proceeds from short-term borrowings	(14,000,000)	69,500,000	(14,500,000)
State Line advance payments	—	6,504,516	7,895,241
Net cash provided by financing activities	52,308,047	57,221,850	41,060,644

Net increase (decrease) in cash and cash equivalents	8,949,695	(18,288,276)	18,286,140
Cash and cash equivalents, beginning of year	2,490,580	20,778,856	2,492,716

Cash and cash equivalents, end of year	$11,440,275	$2,490,580	$20,778,856

        Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Interest paid was $31,705,000, $26,485,000 and $19,301,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Income taxes paid were $4,343,000, $8,801,000, and $12,221,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Capital lease obligations incurred during the year ended December 31, 2001 for the purchase of new equipment were $748,000. There were no capital lease obligations incurred during the years ended December 31, 2000 and 1999.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Accounting Policies

        The Company is subject to regulation by the Missouri Public Service Commission (MoPSC), the State Corporation Commission of the State of Kansas (KCC), the Corporation Commission of Oklahoma (OCC), the Arkansas Public Service Commission (APSC) and the Federal Energy Regulatory Commission (FERC). The accounting policies of the Company are in accordance with the rate-making practices of the regulatory authorities and conform to generally accepted accounting principles as applied to regulated public utilities. The Company's electric revenues in 2001 were derived as follows: residential 42%, commercial 31%, industrial 17%, wholesale on-system 5%, wholesale off-system 1.5% and other 3.5%. The Company's electric revenues for 2001 by jurisdiction were as follows: Missouri 88%, Kansas 6%, Arkansas 3%, and Oklahoma 3%. Following is a description of the Company's significant accounting policies:

  Basis of Presentation

        The consolidated financial statements include the accounts of The Empire District Electric Company (EDEC), and the consolidated financial statements of its wholly-owned unregulated subsidiary, EDE Holdings, Inc. (EDE Holdings). The consolidated entity is referred to throughout as the Company. Currently, the electric utility accounts for about 99% of consolidated assets. Intercompany balances and transactions have been eliminated.

  Effects of Regulation

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), the Company's financial statements reflect ratemaking policies prescribed by the regulatory commissions having jurisdiction over the Company (the MoPSC, the KCC, the OCC, the APSC and the FERC).

        Certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and recovered from or refunded to customers. As such, the Company has recorded certain regulatory assets which are expected to result in future revenues as these costs are recovered through the ratemaking process. Historically, all costs of this nature which are determined by the Company's regulators to have been prudently incurred have been recoverable through rates in the course of normal ratemaking procedures.

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

  Revenue Recognition

        The Company uses cycle billing and accrues estimated, but unbilled, revenue and also a liability for the related taxes at the end of each period.

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

  Depreciation

        Provisions for depreciation are computed at straight-line rates as approved by regulatory authorities and are applied to the various classes of assets on a composite basis. Such provisions approximated 3.0%, 3.2% and 3.2% of depreciable property for 2001, 2000 and 1999, respectively. Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $31,448,830, $29,664,000 and $28,135,000, respectively.

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

        In accordance with the methodology prescribed by FERC, the Company utilized aggregate rates (on a before-tax basis) of 5.6% for 2001, 8.4% for 2000 and 5.4% for 1999 compounded semiannually.

  Asset Impairments

        The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that there is impairment, analysis is performed based on several criteria, including but not limited to revenue trends, discounted operating cash flows and other operating factors, to determine the impairment amount.

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

  State Line Advance Payments

        During fiscal 2000 the Company was receiving advance payments from Westar Generating, Inc. (WGI) for WGI's share of the existing State Line facility (See Note 10).

  Franchise Taxes

        Franchise taxes are collected for and remitted to their respective cities. Operating revenues include franchise taxes of $4,850,000, $4,560,000 and $4,400,000 for each of the years ended December 31, 2001, 2000 and 1999, respectively. The payments of these amounts are included in other taxes.

  Income Taxes

        Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

        Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the properties to which they relate.

  Computations of Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding under the assumed exercise of dilutive stock options and their equivalents. The weighted average number of common shares outstanding used to compute basic earnings per share for the 2001, 2000 and 1999 periods was 17,777,449, 17,503,665 and 17,237,805, respectively. Dilutive securities for the 2001, 2000 and 1999 periods were 54,537, 47,985 and 69,275, respectively.

2.    Merger Agreement

        The Company and UtiliCorp United, Inc. ("UtiliCorp"), entered into an Agreement and Plan of Merger, dated as of May 10, 1999 (the "Merger Agreement"), which provided for a merger of the Company with and into UtiliCorp, with UtiliCorp being the surviving corporation (the "Merger"). The Merger Agreement required the Company to redeem all of its outstanding preferred stock according to its terms prior to the closing. On August 2, 1999, the Company redeemed all of its outstanding preferred stock for approximately $34,200,000. The Company's shareholders approved the proposed merger on September 3, 1999.

        Under the terms of the Merger Agreement, either company could terminate the Merger Agreement without penalty if all regulatory approvals were not obtained prior to December 31, 2000. On January 2, 2001, UtiliCorp exercised its right to terminate the Merger Agreement on that basis. Upon termination of the Merger Agreement, approximately $6.1 million of merger related costs that had not been deductible for income tax purposes became deductible. As a result, the Company recognized a tax benefit of approximately $2.3 million in the first quarter of 2001.

        The stockholder approval of the merger effected a change in control under the Company's Change in Control Severance Pay Plan. Certain key employees, electing voluntary termination, became eligible to receive compensation as specified under the terms of the Plan. The termination of the Merger Agreement did not relieve the Company of its obligations under the Plan. As of December 31, 2000, the Company had accrued approximately $155,000 of obligations to individuals electing voluntary termination under the Plan. Subsequent to that date, the Company accrued approximately $1,275,000 in additional obligations under the Plan. As of December 31, 2001 approximately $1,082,000 of the obligations had been paid and $348,000 of these obligations remained. These remaining obligations will be paid over a two-year period.

3.    Regulatory Matters

        During the three years ending December 31, 2001, the following rate changes were requested or are in effect:

  Missouri

        On November 3, 2000, the Company filed a request with the MoPSC to increase rates in Missouri by approximately $41,500,000 annually. On September 20, 2001, the MoPSC issued a rate order approving a permanent rate increase of approximately $17,100,000 annually effective October 2, 2001.

        In addition, the order approves an annual Interim Energy Charge (IEC) of approximately $19,000,000 effective October 1, 2001 and expiring on October 1, 2003. This IEC is $0.0054 per kilowatt hour of customer usage and is subject to refund with interest at the end of the two-year period. At that time, any excess IEC collections, above the greater of the actual and prudently incurred costs or the base cost of fuel and purchased power set in rates, will be refunded with interest equal to the prime rate then in effect. As of December 31, 2001, the Company has recorded a liability of approximately $2,800,000 for the amount of the IEC collected during fiscal 2001 that is to refund to customers at the end of the two-year period based on current fuel costs.

        A one-time write-down of $4,100,000 was taken in the third quarter of 2001 for disallowed capital costs related to the construction of the State Line Combined Cycle Unit. These disallowed costs were part of a stipulated agreement between the Missouri Public Service Commission and Empire in connection with our recent rate case and will not be recovered in rates. The net effect on earnings after considering the tax effect on this write-down is $2,500,000.

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, the Company has deferred approximately $500,000 of expense directly related to the rate case. The Company will amortize this amount over a three-year period.

        On October 26, 2001, the Company filed a request with the MoPSC for an additional annual increase in rates for Missouri electric customers in the amount of $3,600,000 to rectify a regulatory clerical error in the September 2001 rate order. The MoPSC, after various proceedings, denied the Company's requests for relief. The Company is currently evaluating its options for recovering the previously overlooked expenses as well as other capital investments and increased operating expenses which have occurred since the Company's last rate increase.

  Kansas

        On December 28, 2001 the Company filed a request with the KCC to increase rates in Kansas by approximately $3,200,000 annually. The Company expects this case to be concluded in the third quarter of 2002.

        The Company recorded the following regulatory assets and regulatory liability, which are being amortized over periods of up to 25 years:

	December 31,
	2001	2000
Regulatory Assets
Income taxes	$25,674,064	$25,724,995
Unamortized loss on reacquired debt	7,736,457	8,270,284
Coal contract restructuring costs	816,697	1,383,848
Gas supply realignment costs	288,967	559,370
Asbury five year maintenance	2,870,617	263,105
Other postretirement benefits	356,305	388,690

Total Regulatory Assets	$37,743,107	$36,590,292

Regulatory Liability
Income taxes	$12,915,456	$14,170,175

  Deregulation

        Should retail electric competition legislation be passed in the states the Company serves, the Company may determine that it no longer meets the criteria set forth in SFAS 71 with respect to continued recognition of some or all of the regulatory assets and liabilities. Any regulatory changes that would require the Company to discontinue application of SFAS 71 based upon competitive or other events may also impact the valuation of certain utility plant investments. Impairment of regulatory assets or utility plant investments could have a material adverse effect on the Company's financial condition and results of operations.

        Federal regulation has promoted and is expected to continue to promote competition in the electric utility industry. Oklahoma and Arkansas, however, are the only states in which the Company operates that have taken action with respect to promoting competition.

        Legislation in Oklahoma originally provided for open competition by July 2002. However, the Oklahoma Legislature overwhelmingly approved legislation in June 2001 that indefinitely delays electric restructuring in the state.

        The Arkansas Legislature passed a bill in April 1999 that called for deregulation of the state's electricity industry as early as January 2002. A bill was enacted in February 2001, however, delaying implementation of deregulation until October 2003 and giving the APSC authority to set further delays in one-year increments until October 2005. The APSC, after conducting hearings, issued a report in December 2001 recommending that the legislature suspend deregulation beyond 2003 or repeal the law mandating deregulation.

4.    Common Stock

        On December 10, 2001, the Company sold 2,012,500 shares of its common stock in an underwritten public offering for $20.37 per share. This sale resulted in proceeds of approximately $39,036,000, net of issuance costs of $1,959,000.

        In 1998, the Company implemented a stock unit plan for directors (the Director Retirement Plan) to provide directors the opportunity to accumulate retirement benefits in the form of common stock units in lieu of cash. The Director Retirement Plan also provides directors the opportunity to convert previously earned cash retirement benefits to common stock units. A total of 100,000 shares are authorized under this plan. Each common stock unit earns dividends in the form of common stock units and can be redeemed for shares of common stock upon retirement by the director. The number of units granted annually is computed by dividing the director's retainer fee by the fair market value of the Company's common stock on January 1 of the year the units are granted. Common stock unit dividends are computed based on the fair market value of the Company's stock on the dividend's record date. During 2001, 3,569 units were granted under the Director Retirement Plan for services provided in 2001, and 3,404 units were granted pursuant to the provisions of the plan providing for the reinvestment of dividends on stock units in additional stock units.

        The Company's Dividend Reinvestment and Stock Purchase Plan (the Reinvestment Plan), which was implemented June 1, 2001 (replacing the plan discontinued as of October 1, 2000), allows holders of common stock to reinvest dividends paid by the Company into newly issued shares of the Company's common stock at 97% of the market price average of the high and low market price for each of the three trading days immediately preceding the dividend payment. Stockholders are also allowed to purchase on a weekly basis, for cash and within specified limits, additional stock at 100% of the market price average of the high and low price on the day of purchase. Participants in the Reinvestment Plan pay nominal service charges in connection with purchases under the Reinvestment Plan.

        The Company's Employee Stock Purchase Plan, which terminates on May 31, 2003, permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. Contingent employee stock purchase subscriptions outstanding and the maximum prices per share were 46,419 shares at $17.73, 40,880 shares at $21.83, 63,985 shares at $23.35 on December 31, 2001, 2000 and 1999, respectively. Shares were issued at $17.78 per share in 2001, $21.26 per share in 2000 and $18.34 per share in 1999.

        The Company's 1996 Incentive Plan (the Stock Incentive Plan) provides for the grant of up to 650,000 shares of common stock through January 2006. The terms and conditions of any option or stock grant are determined by the Board of Directors' Compensation Committee, within the provisions of the Stock Incentive Plan. The Stock Incentive Plan permits grants of stock options and restricted stock to qualified employees and permits Directors to receive common stock in lieu of cash compensation for service as a Director. During February 2001, February 2000 and February 1999, grants for 2,835, 2,160 and 1,144 shares, respectively, of restricted stock were made to qualified employees under the Stock Incentive Plan. For grants made to date, the restrictions typically lapse and the shares are issuable to employees who continue service with the Company three years from the date of grant. For employees whose service is terminated by death, retirement, disability, or under certain circumstances following a change in control of the Company prior to the restrictions lapsing, the shares are issuable immediately upon such termination. For other terminations, the grant is forfeited. During 2001, 2000 and 1999, 4,648, 3,368 and 3,300 shares, respectively, were issued under the Stock Incentive Plan. To date, no options have been granted under the Stock Incentive Plan. In 1996, the Company adopted the disclosure-only method under SFAS 123, "Accounting for Stock-Based Compensation." If the fair value based accounting method under this statement had been used to account for stock-based compensation costs, the effect on 2001, 2000 and 1999 net income and earnings per share would have been immaterial.

        The Company's Employee 401(k) Retirement Plan (the 401(k) Plan) allows participating employees to defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each employee's deferrals by contributing shares of the Company's common stock, such matching contributions not to exceed 3% of the employee's annual compensation. The Company contributed 35,793, 33,926 and 30,404 shares of common stock in 2001, 2000 and 1999, respectively, valued at market prices on the dates of contributions. The stock issuances to effect the contributions were not cash transactions and are not reflected as a financing source of cash in the Statement of Cash Flows.

        At December 31, 2001, 2,430,021 shares remain available for issuance under the foregoing plans.

5.    Preferred Stock

        The Company has 2,500,000 shares of preference stock authorized, including 500,000 shares of Series A Participating Preference Stock, none of which have been issued. The Company has 5,000,000 shares of $10.00 par value cumulative preferred stock authorized.

        On August 2, 1999 the Company redeemed all outstanding 5%, 4 3/4%, and 81/8% series of cumulative preferred stock. Holders were paid the following amounts per share plus accumulated and unpaid dividends: 5% cumulative—$10.50 (aggregate amount $4,009,110); 4 3/4% cumulative—$10.20 (aggregate amount $4,080,000); and 81/8% cumulative—$10 (aggregate amount $24,809,980).

        On March 1, 2001 the Company issued 2,000,000 8.5% Trust Preferred Securities. Due to the nature of these mandatorily redeemable securities, the Company has classified the $50,000,000 outstanding at December 31, 2001 as long-term debt (see Note 6).

        There was no preferred stock issued and outstanding at December 31, 2001 or 2000.

  Preference Stock Purchase Rights

        On April 27, 2000, the Board of Directors approved a new shareholder rights plan replacing an existing shareholder rights plan which expired on July 25, 2000. The new shareholder rights plan provides each of the common stockholders one Preference Stock Purchase Right ("Right") for each share of common stock owned as compared to one-half of one right per common share under the prior shareholder rights plan. Each Right enables the holder to acquire one one-hundredth of a share of Series A Participating Preference Stock (or, under certain circumstances, other securities) at a price of $75 per one one-hundredth share, subject to adjustment. The Rights (other than those held by an acquiring person or group (Acquiring Person)), which expire July 25, 2010, will be exercisable only if an Acquiring Person acquires 10% or more of the Company's common stock or if certain other events occur. The Rights may be redeemed by the Company in whole, but not in part, for $0.01 per Right, prior to 10 days after the first public announcement of the acquisition of 10% or more of the Company's common stock by an Acquiring Person. The Company had 19,703,837 and 17,547,742 Preference Stock Purchase Rights (Rights) outstanding at December 31, 2001 and 2000, respectively.

        In addition, upon the occurrence of a merger or other business combination, or an event of the type referred to in the preceding paragraph, holders of the Rights, other than an Acquiring Person, will be entitled, upon exercise of a Right, to receive either common stock of the Company or common stock of the Acquiring Person having a value equal to two times the exercise price of the Right. Any time after an Acquiring Person acquires 10% or more (but less than 50%) of the Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the Acquiring Person) for common stock of the Company on a one-for-one basis.

6.    Long-Term Debt

        At December 31, 2001 and 2000 the balance of long-term debt outstanding was as follows:

	2001	2000
Company obligated mandatorily redeemable Trust Preferred Securities of subsidiary holding solely parent debentures	$50,000,000	$—
Other:
First mortgage bonds:
7 1/2% Series due 2002	37,500,000	37,500,000
7.60% Series due 2005	10,000,000	10,000,000
8 1/8% Series due 2009(1)	20,000,000	20,000,000
6 1/2% Series due 2010	50,000,000	50,000,000
7.20% Series due 2016	25,000,000	25,000,000
9 3/4% Series due 2020	2,250,000	2,250,000
7% Series due 2023	45,000,000	45,000,000
7 3/4% Series due 2025	30,000,000	30,000,000
7 1/4% Series due 2028(2)	13,154,000	13,330,000
5.3% Pollution Control Series due 2013	8,000,000	8,000,000
5.2% Pollution Control Series due 2013	5,200,000	5,200,000

	246,104,000	246,280,000
Senior Notes, 7.70% Series due 2004	100,000,000	100,000,000
Obligations under capital lease	725,644	—
Less unamortized net discount	(556,637)	(636,234)

	396,273,007	345,643,766
Less current maturities of long-term debt	(37,500,000)	(20,000,000)
Less current obligations under capital lease	(158,329)	—

Total long-term debt	$358,614,678	$325,643,766

(1)
Holders of this series had the right to require the Company to repurchase all or any portion of the bonds at a price of 100% of the principal amount plus accrued interest, if any, on November 1, 2001. Holders were required to apply for this redemption during the period September 1, 2001 to October 1, 2001. As no holders applied for this redemption, the amounts have been reclassified as long-term debt at December 31, 2001.

(2)
During the period beginning June 1, 1994 and ending May 31, 1995, and each succeeding twelve-month period ending May 31 of each year thereafter, the Company is required to repurchase up to $25,000 in principal amount of the bonds of this series per holder per year, upon the death of such holder. The Company is not required to repurchase more than $217,500 in the aggregate in any twelve-month period. At December 31, 2001 the Company had repurchased a total of $1,346,000 of bonds related to this requirement.

(3)
The Company has entered into capital lease agreements for office and telephone equipment. The leases terminate in August 2005 and have an end of lease buyout option on the equipment.

        On March 1, 2001, Empire District Electric Trust I, issued 2,000,000 8.5% Trust Preferred Securities (liquidation amount $25 per preferred security) in a public underwritten offering. This issuance generated proceeds of $50,000,000 and issuance costs of approximately $1,885,000. Holders of the trust preferred securities are entitled to receive distributions at an annual rate of 8.5% of the $25 per share liquidation amount. Quarterly payments of dividends by the trust, as well as payments of principal, are made from cash received from corresponding payments made by the Company on the $50,000,000 aggregate principal amount of 8.5% Junior Subordinated Debentures due March 1, 2031, issued by the Company to the trust, and held by the trust, as assets. Interest payments on the debentures are tax deductible by the Company. The Company has fully and unconditionally guaranteed the payments due on the outstanding trust preferred securities. The net proceeds of this offering were added to the Company's general funds and were used to repay short-term indebtedness.

        The principal amount of all series of first mortgage bonds outstanding at any one time is limited by terms of the mortgage to $1,000,000,000. Substantially all property, plant and equipment is subject to the lien of the mortgage. The indenture governing the Company's first mortgage bonds contains a requirement that for new first mortgage bonds to be issued, its net earnings (as defined in the indenture) for any twelve consecutive months within the 15 months preceding issuance must be two times the annual interest requirements (as defined in the indenture) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. The indenture provides an exception from this earnings requirement in certain instances, relating to the issuance of new first mortgage bonds against first mortgage bonds which have been, or are to be, retired. The Company's earnings for the twelve months ended December 31, 2001 do not permit the Company to issue new first mortgage bonds based on this test. Other than this limitation, there are no other significant ramifications resulting from not meeting this ratio. The Company is in compliance with all restrictive covenants of its debt agreements.

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

        The carrying amount of the Company's long-term debt, excluding capital lease obligations, was $395,547,363 and $345,643,766 at December 31, 2001 and 2000, respectively, and its fair market value was estimated to be approximately $387,827,607 and $333,748,477, respectively. This estimate was based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation. The estimated fair market value may not represent the actual value that could have been realized as of year-end or that will be realizable in the future.

7.    Short-term Borrowings

        Short-term commercial paper outstanding and notes payable averaged $58,390,882 and $17,846,995 daily during 2001 and 2000, respectively, with the highest month-end balances being $80,000,000 and $69,500,000, respectively. The weighted daily average interest rates during 2001, 2000 and 1999 were 4.6%, 7.0% and 5.4%, respectively. The weighted average interest rates of borrowings outstanding at December 31, 2001 and 2000 were, 2.81% and 7.77%, respectively. At December 31, 2001, the Company had outstanding commercial paper of $25,500,000 with due dates from January 2, 2002 to January 29, 2002.

        At December 31, 2001, the Company had a $30,000,000 unsecured line of credit. Borrowings are at the higher of the bank's prime commercial rate or LIBOR and are due 364 days from the date of each loan, not to exceed June 26, 2002, the final credit expiration date. Under this line of credit, in the event that the credit rating on the Company's first mortgage bonds falls below BBB (Standard & Poor's) and Baa3 (Moody's) the Company's obligations become immediately due and payable. The Company also had a $25,000,000 unsecured line of credit at December 31, 2001, bearing interest based on the bank's prime commercial rate. This unsecured line of credit expired on January 31, 2002. The Company also had a $20,000,000 unsecured line of credit at December 31, 2001, bearing interest based on the bank's prime commercial rate. Borrowings under this line of credit are due 370 days from the date of each loan, not to exceed June 30, 2002, the final credit expiration date. The availability of this line of credit is contingent upon (1) the credit rating on the Company's first mortgage bonds remaining at least BBB (Standard & Poor's) and Baa2 (Moody's) and (2) the Company maintaining Total Funded Debt to Capital (where Capital is defined as Total Funded Debt plus Equity Capital including the Company's $50,000,000 of Trust Preferred Securities) less than 67.5%. We are currently in compliance with this ratio. This line of credit is also subject to cross-default with other indebtedness of the Company (in excess of $10,000,000 in the aggregate). On January 25, 2002, this unsecured line of credit was extended to $30,000,000. These arrangements do not serve to legally restrict the use of the Company's cash. The lines of credit are also utilized to support the Company's issuance of commercial paper although they are not assigned specifically to such support. The outstanding borrowings under these agreements at December 31, 2001 were $30,000,000.

8.    Retirement Benefits

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

        The calculation of the component for Amortization of Unrecognized Net (Gain)/Loss was changed in 2001 as a result of requirements of the September 20, 2001 MoPSC rate case. Previously the current year calculation of net gains or losses was amortized over five years. The new calculation requires the use of an average of the previous five years gain or loss, which is then amortized over five years. The result for year 2001 was an increase of $317,135 in pension income.

        The following table sets forth the plan's projected benefit obligation, the fair value of the plan's assets and its funded status:

	2001	2000	1999
Benefit obligation at beginning of year	$75,217,964	$72,288,124	$77,285,598
Service cost	2,172,379	2,182,798	2,516,067
Interest cost	5,604,231	5,579,276	5,368,097
Amendments	—	—	1,744,656
Actuarial loss/(gain)	99,017	(250,025)	(10,076,097)
Benefits paid	(4,802,254)	(4,582,209)	(4,550,197)

Benefit obligation at end of year	$78,291,337	$75,217,964	$72,288,124

Fair value of plan assets at beginning of year	$98,898,066	$104,485,842	$93,153,901
Actual return on plan assets	(1,957,366)	(1,005,567)	15,882,138
Benefits paid	(4,802,254)	(4,582,209)	(4,550,197)

Fair value of plan assets at end of year	$92,138,446	$98,898,066	$104,485,842

Funded status	$13,847,109	$23,680,102	$32,197,718
Unrecognized net assets at January 1, 1986 being amortized over 17 years	(491,158)	(982,313)	(1,473,468)
Unrecognized prior service cost	3,747,210	4,266,641	4,786,072
Unrecognized net loss/(gain)	(1,129,486)	(15,357,002)	(31,683,391)

Prepaid pension cost	$15,973,675	$11,607,428	$3,826,931

        Assumptions used in calculating the projected benefit obligation for 2001, 2000 and 1999 include the following:

	2001	2000	1999
Weighted average discount rate	7.25%	7.75%	8.00%
Rate of increase in compensation levels	4.00%	5.00%	5.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

        Net pension benefit for 2001, 2000 and 1999 is comprised of the following components:

	2001	2000	1999
Service cost—benefits earned during the period	$2,172,379	$2,182,798	$2,516,067
Interest cost on projected benefit obligation	5,604,231	5,579,276	5,368,097
Expected return on plan assets	(8,672,012)	(9,181,211)	(8,323,982)
Net amortization and deferral	(3,470,845)	(6,361,360)	(3,950,993)

Net pension benefit	$(4,366,247)	$(7,780,497)	$(4,390,811)

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

        In accordance with the above rate orders, the Company established two separate trusts in 1994, one for those retirees who were subject to a collectively bargained agreement and the other for all other retirees, to fund retiree healthcare and life insurance benefits. The Company's funding policy is to contribute annually an amount at least equal to the revenues collected for the amount of postretirement benefits costs allowed in rates. Assets in these trusts amounted to approximately $18,600,000 at December 31, 2001, $16,100,000 at December 31, 2000 and $10,600,000 at December 31, 1999.

        Postretirement benefits, a portion of which have been capitalized and/or deferred, for 2001, 2000 and 1999 included the following components:

	2001	2000	1999
Service cost on benefits earned during the year	$828,316	$931,469	$781,017
Interest cost on projected benefit obligation	2,892,691	3,142,872	2,281,028
Return on assets	(1,260,307)	(1,007,118)	(618,353)
Amortization of unrecognized transition obligation	1,084,017	1,084,017	1,084,017
Unrecognized net (gain)/loss	407,068	1,990,806	1,207,628

Net periodic postretirement benefit cost	$3,951,785	$6,142,046	$4,735,337

        The estimated funded status of the Company's obligations under SFAS 106 at December 31, 2001, 2000 and 1999 using a weighted average discount rate of 7.75%, 7.75% and 8.0%, respectively, is as follows:

	2001	2000	1999
Benefit obligation at beginning of year	$37,251,254	$28,669,028	$24,580,797
Service cost	828,316	931,469	781,017
Interest cost	2,892,691	3,142,872	2,281,028
Actuarial (gain)/loss	2,757,072	5,908,539	2,227,896
Benefits paid	(1,413,949)	(1,400,654)	(1,201,710)

Benefit obligation at end of year	$42,315,384	$37,251,254	$28,669,028

Fair value of plan assets at beginning of year	$16,055,828	$10,552,442	$6,803,302
Employer contributions	3,951,785	5,735,695	4,604,982
Actual return on plan assets	2,423	1,168,343	345,870
Benefits paid	(1,413,949)	(1,400,654)	(1,201,710)

Fair value of plan assets at end of year	$18,596,087	$16,055,826	$10,552,444
Funded Status	$(23,719,297)	$(21,195,426)	$(18,116,584)
Unrecognized transition obligation	11,924,174	13,008,191	14,092,208
Unrecognized net gain	6,870,118	3,262,230	(494,279)

Accrued postretirement benefit cost	$(4,925,005)	$(4,925,005)	$(4,518,655)

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

9.    Income Taxes

        The provision for income taxes is different from the amount of income tax determined by applying the statutory income tax rate to income before income taxes as a result of the following differences:

	2001	2000	1999
Computed "expected" federal provision	$3,640,000	$12,290,000	$13,360,000
State taxes, net of federal effect	125,000	1,090,000	1,180,000
Adjustment to taxes resulting from:
Merger costs	(2,320,000)	120,000	2,200,000
Investment tax credit amortization	(550,000)	(580,000)	(580,000)
Other	(895,000)	(1,420,000)	(160,000)

Actual provision	$—	$11,500,000	$16,000,000

        Income tax expense components for the years shown are as follows:

	2001	2000	1999
Taxes currently (receivable)/payable
Included in operating revenue deductions:
Federal	$(50,000)	$8,852,000	$10,761,000
State	30,000	1,203,000	1,329,000
Included in "other-net"	(240,000)	(28,000)	10,000

	(260,000)	10,027,000	12,100,000
Deferred taxes:
Depreciation and amortization differences	2,986,000	2,136,000	2,991,800
Loss on reacquired debt	(203,000)	(206,000)	(206,000)
Postretirement benefits	844,000	1,408,000	928,000
Other	(1,028,000)	(1,158,000)	(118,371)
Asbury five year maintenance	(100,000)	(241,000)	(241,000)
Software development costs	(252,000)	(39,000)	998,000
Included in "other-net"	120,000	153,000	127,571
Disallowed plant addition	(1,557,000)	—	—
Deferred investment tax credits, net	(550,000)	(580,000)	(580,000)

Total income tax expense	$—	$11,500,000	$16,000,000

        Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at year end 2001 and 2000 as follows:

	Balances as of December 31,
	2001		2000
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Noncurrent
Depreciation and other property related	$12,065,652	$97,737,131	$10,661,065	$94,692,058
Unamortized investment tax credits	4,200,107	—	4,545,873	—
Miscellaneous book/tax recognition differences	3,026,680	6,181,254	2,548,908	6,645,137

Total deferred taxes	$19,292,439	$103,918,385	$17,755,846	$101,337,195

10.  Commonly Owned Facilities

        The Company owns a 12% undivided interest in the Iatan Power Plant, a coal-fired 670 megawatt generating unit near Weston, Missouri. The Company is entitled to 12% of the available capacity and is obligated for that percentage of costs which are included in corresponding operating expense classifications in the Statement of Income. At December 31, 2001 and 2000, the Company's property, plant and equipment accounts include the cost of its ownership interest in the plant of $46,139,000 and $45,455,000, respectively, and accumulated depreciation of $31,633,000 and $30,089,000, respectively.

        On July 26, 1999, the Company and Westar Generating, Inc. ("WGI"), a subsidiary of Western Resources, Inc., entered into agreements for the construction, ownership and operation of a 500-megawatt combined cycle unit at the State Line Power Plant (the "State Line Combined Cycle Unit"). The State Line Combined Cycle Unit was placed into commercial operations on June 25, 2001. The total cost of the State Line Combined Cycle Unit was approximately $204,000,000, including the one-time non-cash charge of $4,100,000, before related income taxes, that was taken in the third quarter of 2001 for the disallowed capital costs. The Company's 60% share of this amount was approximately $122,000,000 before considering the contribution of 40% of existing property. After the transfer to WGI on June 15, 2001 of an undivided 40% joint ownership interest in the existing State Line Unit No. 2 and certain other property at book value, the Company's net cash requirement was approximately $108,000,000, excluding AFUDC. The Company is responsible for the operation and maintenance of the State Line Combined Cycle Unit and for 60% of its costs. The State Line Combined Cycle Unit provides the Company with approximately 150 megawatts of additional capacity. At December 31, 2001 the Company's property, plant and equipment accounts include the cost of its ownership interest in the unit of $156,194,000 and accumulated depreciation of $5,540,000.

11.  Commitments and Contingencies

        The Company has entered into long and short-term agreements to purchase coal and natural gas for the Company's energy supply. Under these contracts, the natural gas supplies are divided into firm physical commitments and options that are used to hedge future purchases. The firm physical commitments total $19.2 million for 2002 and $3.9 million for 2003.The Company has no firm physical commitments for 2004 and beyond. In the event that this gas cannot be used at the Company's plants, the gas would be liquidated at market price. As of December 31, 2001 the total estimated cost to surrender all options and sell off the firm physical committed gas at market value is $10.5 million.

        The Company has coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable the Company to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces any risk the Company has for not taking the minimum requirements of fuel under the contracts. In the event that the Company cannot exercise its right under Force Majeure clauses and the coal is not taken, the Company would be responsible for 25% of the minimum tonnages in the coal contract and 100% of the rail contracts. The other spot purchases have minimal risk since they expire annually. The total risk for each year through 2005 is approximately $10 million.

        The Company supplements its on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of its customers and the capacity margins applicable to it under current pooling agreements and National Electric Reliability Council (NERC) rules. The Company has contracted with Western Resources for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $16 million per year through May 31, 2010. The Company also has a short-term contract with American Electric Power from January 1, 2002 through May 31, 2002. Commitments under this contract total approximately $7 million for the period.

        The Company has accrued approximately $1.5 million of additional merger related severance costs that will be recognized in expenses in the first quarter of 2002.

12.  Selected Quarterly Information (Unaudited)

        A summary of operations for the quarterly periods of 2001 and 2000 is as follows:

	Quarters
	First	Second	Third	Fourth
	(Dollars in Thousands Except Per Share Amounts)
2001:
Operating revenues	$60,552	$58,403	$83,339	$61,960
Operating income	8,318	7,578	18,435	9,114
Net income	2,207	741	7,359	96
Net income applicable to common stock	2,207	741	7,359	96
Basic and diluted earnings per average share of common stock	$.13	$.04	$.42	$.01
	Quarters
	First	Second	Third	Fourth
	(Dollars in Thousands Except Per Share Amounts)
2000:
Operating revenues	$54,030	$57,428	$86,223	$62,322
Operating income	8,033	9,314	19,672	8,853
Net income	2,371	3,583	14,332	3,330
Net income applicable to common stock	2,371	3,583	14,332	3,330
Basic and diluted earnings per average share of common stock	$.14	$.21	$.82	$.19

        The sum of the quarterly earnings per average share of common stock may not equal the earnings per average share of common stock as computed on an annual basis due to rounding.

13.  Derivative Financial Instruments

        On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities An Amendment of SFAS 133" (SFAS 138). SFAS 133, as amended, requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. Adoption of these accounting rules in January 2001 had no immediate impact on the Company. However, during the second quarter of 2001, the Company began utilizing derivatives to manage its gas commodity market risk and to help manage its exposure resulting from purchasing most of its natural gas on the volatile spot market.

        A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. By using derivative financial instruments, the Company is exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. At December 31, 2001 the Company had minimal exposure to credit risk from counterparties. Market risk is the exposure to a change in the value of commodities caused by fluctuations in market variables, such as price.

        As of December 31, 2001, the Company has recorded liabilities of approximately $2,500,000 equal to the fair value of derivative financial instruments held as of that date in Current Liabilities on the balance sheet. As of December 31, 2001, the Company had seven swap contracts and two collar contracts in place that were all designated as cash-flow hedging instruments. An approximately $1,581,000 net of tax, unrealized loss representing the fair market value of these contracts is recognized as Accumulated Other Comprehensive Loss in the capitalization section of the balance sheet. The tax effect of $969,310 on this loss is included in deferred taxes. This amount will be adjusted cumulatively on a monthly basis until the determination periods, beginning January 1, 2002 and ending November 30, 2004. At the end of each determination period, which is the last day of each calendar month in the period, any realized gain or loss for that period related to the contract will be reclassified to fuel expense.

        As of December 31, 2001, $417,360 of realized losses relating to settled hedging contracts has been recognized within other income and deductions in the accompanying statement of income.

        The Company has also entered into fixed-price forward contracts for the purchase of natural gas, coal and purchased power. These contracts are not subject to the reporting requirements of SFAS 133 because they are considered to be normal purchases and normal sales.

14.  Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements eliminate the amortization of purchased goodwill and instead require an annual review of goodwill and intangibles for impairment or when a change or event occurs that indicates goodwill may be impaired. SFAS No. 142 was required to be adopted no later than the first quarter of fiscal 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. The Company had no recorded goodwill as of December 31, 2001, but will continue to evaluate the total impact of the adoption of these Statements on its financial statements and financial reporting.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement establishes standards for accounting and reporting for legal and constructive obligations associated with the retirement of tangible long-lived assets. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", establishing new standards for accounting and reporting for the impairment or disposal of long-lived assets. This statement eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. The Company adopted SFAS No. 144 on January 1, 2002 and is required to adopt SFAS No. 143 on January 1, 2003. The Company will continue to evaluate the total impact of the adoption of these Statements on its financial statements and financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to directors and directorships and with respect to Section 16(a) Beneficial Ownership Reporting Compliance may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2002, which is incorporated herein by reference.

        Pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, the information required by this Item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers and Other Officers of Empire."

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2002, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding the number of shares of our equity securities owned by persons who own beneficially more than 5% of our voting securities and beneficially owned by our directors and certain executive officers and by the directors and executive officers as a group may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2002, which is incorporated herein by reference.

        There are no arrangements the operation of which may at a subsequent date result in a change in control of Empire.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item with respect to certain relationships and related transactions may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2002, which is incorporated herein by reference.

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

List of Exhibits

(3)	(a)	-	The Restated Articles of Incorporation of Empire (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-54539 on Form S-3).
	(b)	-	By-laws of Empire as amended January 23, 1992 (Incorporated by reference to Exhibit 3(f) to Annual Report Form 10-K for year ended December 31, 1991, File No. 1-3368).
(4)	(a)	-
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
	(r)	-	Securities Resolution No. 1, dated as of November 16, 1999, of Empire under the Indenture for Unsecured Debt Securities.
	(s)	-	Securities Resolution No. 2, dated as of February 22, 2001, of Empire under the Indenture for Unsecured Debt Securities.
	(t)	-	Rights Agreement dated as of April 27, 2000 between Empire and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended March 31, 2000, File No. 1-3368).
(10)	(a)	-	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Form S-8, File No. 33-64639).†
	(b)	-	Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for year ended December 31, 1990, File No. 1-3368). †
	(c)	-
The Empire District Electric Company Change in Control Severance Pay Plan and Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended September 30, 1991, File No. 1-3368). †
	(d)	-
Amendment to The Empire District Electric Company Change in Control Severance Pay Plan and revised Forms of Agreement (Incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1996, File No. 1-3368). †
	(e)	-	Form of Amendment to Severance Pay Agreement under The Empire District Electric Company Change in Control Severance Pay Plan and Forms of Agreement.* †

	(f)	-
The Empire District Electric Company Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for year ended December 31, 1994, File No. 1-3368). †
	(g)		Retirement Plan for Directors as amended August 1, 1998 (Incorporated by reference to Exhibit 10(a) to Form Q for quarter ended September 30, 1998, File No. 1-3368). †
	(h)		Stock Unit Plan for Directors (Incorporated by reference to Exhibit 10(b) to Form Q for quarter ended September 30, 1998, File No. 1-3368). †
(12)		-	Computation of Ratios of Earnings to Fixed Charges.*
(23)		-	Consent of PricewaterhouseCoopers LLP*
(24)		-	Powers of Attorney.*

†
This exhibit is a compensatory plan or arrangement as contemplated by Item 14(a)(3) of Form 10-K.

*
Filed herewith

Reports on Form 8-K

  (a)
  In a current report dated October 16, 2001, Empire furnished, under Item 9. "Regulation FD Disclosure," the 2001 Analyst Presentation presented by Empire on October 16, 2001 and the accompanying slide show.

SCHEDULE II

Valuation and Qualifying Accounts

Years ended December 31, 2001, 2000 and 1999

		Additions			Deductions From Reserve
	Balance at Beginning of Period		Charged to Other Accounts				Balance at Close of Period
		Charged to Income
			Description	Amount	Description	Amount
Year ended December 31, 2001:
Reserve deducted from assets:
Accumulated provision for Uncollectible accounts	$963,536	$1,991,000	Recovery of amounts previously written off	$1,030,497	Accounts written off	$3,090,632	$894,707

Reserve not shown separately in balance sheet:
Injuries and damages Reserve (Note A)	$1,400,000	$555,580	Property, plant & equipment and clearing accounts	$555,580	Claims and expenses	$1,114,490	$1,396,670

Year ended December 31, 2000:
Reserve deducted from assets:
Accumulated provision for Uncollectible accounts	$371,946	$1,313,547	Recovery of amounts previously written off	$77,371	Accounts written off	$799,328	$963,536

Reserve not shown separately in balance sheet:
Injuries and damages reserve (Note A)	$1,000,000	$722,200	Property, plant & equipment and clearing accounts	$722,200	Claims and expenses	$1,044,400	$1,400,000

Year ended December 31, 1999:
Reserve deducted from assets:
Accumulated provision for Uncollectible accounts	$275,876	$580,873	Recovery of amounts previously written off	$372,955	Accounts written off	$857,758	$371,946

Reserve not shown separately in balance sheet:
Injuries and damages Reserve (Note A)	$1,314,461	$407,163	Property, plant & equipment and clearing accounts	$407,163	Claims and expenses	$1,128,787	$1,000,000

NOTE A:	This reserve is provided for workers' compensation, certain postemployment benefits and public liability damages. Empire at December 31, 2001 carried insurance for workers' compensation claims in excess of $250,000 and for public liability claims in excess of $500,000. The injuries and damages reserve is included on the Balance Sheet in the section "Noncurrent liabilities and deferred credits" in the category "Other".

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EMPIRE DISTRICT ELECTRIC COMPANY

	By	/s/ M. W. MCKINNEY* M.W. MCKINNEY, President
Date: March 4, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/ M. W. MCKINNEY* M. W. MCKINNEY, President and Director (Principal Executive Officer)	March 4, 2002
/s/ D. W. GIBSON D. W. GIBSON, Vice President-Finance (Principal Financial Officer)	March 4, 2002
/s/ D. L. COIT D. L. COIT, Controller and Assistant Treasurer and Assistant Secretary (Principal Accounting Officer)	March 4, 2002
/s/ J. S. LEON* J. S. LEON, Director	March 4, 2002
/s/ M. F. CHUBB, JR.* M. F. CHUBB, JR., Director	March 4, 2002
/s/ R. D. HAMMONS* R. D. HAMMONS, Director	March 4, 2002
/s/ R. C. HARTLEY* R. C. HARTLEY, Director	March 4, 2002
/s/ J. R. HERSCHEND* J. R. HERSCHEND, Director	March 4, 2002

	/s/ F. E. JEFFRIES* F. E. JEFFRIES, Director	March 4, 2002
	/s/ R. E. MAYES* R. E. MAYES, Director	March 4, 2002
	/s/ R. L. LAMB* R. L. LAMB, Director	March 4, 2002
	/s/ M. M. POSNER* M. M. POSNER, Director	March 4, 2002
*By	/s/ D. W. GIBSON (D. W. GIBSON, As attorney in fact for each of the persons indicated)	March 4, 2002

QuickLinks

TABLE OF CONTENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA
Consolidated Balance Sheets
Consolidated Balance Sheets (Continued)
Consolidated Statements of Income
Consolidated Statements of Income (Continued)
Consolidated Statements of Comprehensive Income
Consolidated Statements of Common Stockholders' Equity
Consolidated Statements of Cash Flows
Consolidated Statements of Cash Flows (Continued)
Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SCHEDULE II Valuation and Qualifying Accounts
SIGNATURES