Form 10-Q
period 2002-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2002-05-08
CIK 32689

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Common stock outstanding as of May 1, 2002: 19,823,247 shares.

THE EMPIRE DISTRICT ELECTRIC COMPANY

INDEX

		Page Number
Part I—Financial Information:
Item 1.	Consolidated Financial Statements:
	a. Consolidated Statement of Income (Loss)	3
	b. Consolidated Statement of Comprehensive Income	5
	c. Consolidated Statement of Common Shareholder's Equity	5
	d. Consolidated Balance Sheet	6
	e. Consolidated Statement of Cash Flows	7
	f. Notes to Consolidated Financial Statements	8
	Forward Looking Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Results of Operations	9
	Liquidity and Capital Resources	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Part II—Other Information:
Item 1.	Legal Proceedings—(none)
Item 2.	Changes in Securities and Use of Proceeds—(none)
Item 3.	Defaults Upon Senior Securities—(none)
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Operating revenues:
Electric	$64,561,547	$60,294,475
Water	257,895	257,462

	64,819,442	60,551,937
Operating revenue deductions:
Operating expenses:
Fuel	14,280,552	9,198,378
Purchased power	14,756,176	21,483,935
Other	10,119,562	8,867,796
Merger related expenses	1,524,355	1,264,586

Total operating expenses	40,680,645	40,814,695
Maintenance and repairs	6,085,937	3,136,218
Depreciation and amortization	6,363,602	7,194,971
Benefit from income taxes	(75,115)	(44,476)
Merger-related income tax benefit	—	(2,323,982)
Other taxes	3,788,827	3,456,964

	56,843,896	52,234,390

Operating income	7,975,546	8,317,547
Other income and deductions:
Allowance for equity funds used during construction	29,116	224,413
Interest income	—	84,841
Benefit from other income taxes	161,471	871
Other—net	(701,324)	(9,644)

	(510,737)	300,481

Income before interest charges	7,464,809	8,618,028
Interest charges:
Long-term debt—other	6,596,748	6,585,656
Trust preferred distributions by subsidiary holding solely parent debentures	1,062,500	354,167
Commercial paper	140,034	857,570
Allowance for borrowed funds used during construction	(100,768)	(1,639,473)
Other	302,839	252,907

	8,001,353	6,410,827

Net (loss) income applicable to common stock	$(536,544)	$2,207,201

Weighted average number of common shares outstanding	19,784,887	17,607,705

Basic and diluted (loss) earnings per weighted average share of common stock	$(0.03)	$0.13

Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Twelve Months Ended March 31,
	2002	2001
Operating revenues:
Electric	$267,456,578	$265,431,267
Water	1,065,780	1,093,737

	268,522,358	266,525,004
Operating revenue deductions:
Operating expenses:
Fuel	61,605,544	48,266,368
Purchased power	55,656,193	72,907,765
Other	37,977,947	33,183,841
Merger Related Expenses	1,651,442	1,723,680

Total operating expenses	156,891,126	156,081,654
Maintenance and repairs	22,044,455	14,701,124
Depreciation and amortization	28,624,082	28,153,939
Provision for income taxes	3,970,515	10,439,830
Merger-related income tax benefit	—	(2,323,982)
Other taxes	13,890,300	13,315,312

	225,420,478	220,367,877

Operating income	43,101,880	46,157,127
Other income and deductions:
Allowance for equity funds used during construction	345,549	2,237,542
Interest income	143,723	478,375
Loss on plant disallowance	(4,087,066)	—
Provision for other income taxes	1,837,772	15,851
Other—net	(2,081,700)	(576,967)

	(3,841,722)	2,154,801

Income before interest charges	39,260,158	48,311,928
Interest charges:
Long-term debt—other	26,395,402	26,351,308
Trust preferred distributions by subsidiary holding solely parent debentures	4,250,000	354,167
Commercial paper	1,511,679	2,105,260
Allowance for borrowed funds used during construction	(1,502,593)	(4,543,361)
Other	946,500	591,487

	31,600,988	24,858,861

Net income applicable to common stock	$7,659,170	$23,453,067

Weighted average number of common shares outstanding	18,314,288	17,557,195

Basic and diluted earnings per weighted average share of common stock	$0.42	$1.34

Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

		March 31, 2002
	Current Quarter	12 Months Ended
Net income (loss)	$(536,544)	$7,659,170
Net change in unrealized gain/(loss) on derivative instruments:	4,175,836	2,594,526

Comprehensive Income	$3,639,292	$10,253,696

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)

	March 31, 2002	Dec. 31, 2001	March 31, 2001
Common stock—$1 par value	$19,747,799	$19,703,837	$17,556,527
Preference stock purchase rights	63,194	55,761	52,765
Capital in excess of par value	208,730,152	207,756,805	166,447,966
Accumulated other comprehensive income (loss)	2,594,526	(1,581,310)	—
Installments received on common stock	652,243	466,395	717,289
Retained earnings	35,039,279	41,906,483	50,689,783

Total Common Shareholders' Equity	$266,827,193	$268,307,971	$235,464,329

See accompanying Notes to Consolidated Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2002	December 31, 2001
ASSETS
Utility plant, at original cost:
Electric	$1,079,792,235	$1,072,289,259
Water	7,838,313	7,810,754
Construction work in progress	27,459,791	20,136,645

	1,115,090,339	1,100,236,658
Accumulated depreciation	356,298,219	349,743,785

	758,792,120	750,492,873
Current assets:
Cash and cash equivalents	7,665,290	11,440,275
Accounts receivable—trade, net	21,661,542	19,621,889
Accrued unbilled revenues	8,909,294	10,986,746
Accounts receivable—other	5,031,933	7,231,772
Fuel, materials and supplies	20,162,121	20,094,559
Prepaid expenses	899,035	1,063,195

	64,329,215	70,438,436

Deferred charges:
Regulatory assets	37,207,190	37,743,107
Unamortized debt issuance costs	5,058,967	5,180,243
Gain in fair value of derivatives	4,256,720	—
Other	19,620,546	18,639,293

	66,143,423	61,562,643

Total Assets	$889,264,758	$882,493,952

CAPITALIZATION AND LIABILITIES:
Common stock, $1 par value, 19,810,993 and 19,759,598 shares issued and outstanding, respectively	$19,810,993	$19,759,598
Capital in excess of par value	209,382,395	208,223,200
Retained earnings (Note 2)	35,039,279	41,906,483
Accumulated other comprehensive income (loss) (net)	2,594,526	(1,581,310)

Total common stockholders' equity	266,827,193	268,307,971
Long-term Debt
Company obligated manditorily redeemable trust preferred securities of subsidiary holding solely parent debentures	50,000,000	50,000,000
Obligations under capital lease	548,149	567,315
Other	308,067,262	308,047,363

	358,615,411	358,614,678

Current liabilities:
Accounts payable and accrued liabilities	28,996,565	34,520,862
Commercial paper	56,000,000	55,500,000
Customer deposits	4,189,511	4,127,061
Interest accrued	10,071,712	5,091,240
Taxes accrued, including income taxes	—	—
Current maturities—mortgage bonds	37,500,000	37,500,000
Obligations under capital lease	179,562	158,329
Loss in fair value of derivatives	72,000	2,547,300

	137,009,350	139,444,792

Noncurrent liabilities and deferred credits:
Regulatory liability	12,618,829	12,915,456
Deferred income taxes	87,280,821	84,625,946
Unamortized investment tax credits	6,689,926	6,681,000
Postretirement benefits other than pensions	5,740,942	4,884,161
Other	14,482,286	7,019,948

	126,812,804	116,126,511

Total Capitalization and Liabilities	$889,264,758	$882,493,952

See accompanying Notes to Consolidated Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net income	$(536,544)	$2,207,201
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	7,344,948	8,111,396
Pension income	(895,445)	(940,750)
Deferred income taxes, net	(112,615)	(20,065)
Investment tax credit, net	8,926	6,144
Allowance for equity funds used during construction	(29,116)	(224,413)
Issuance of common stock for stock purchase and reinvest. plans	375,883	304,130
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	2,237,638	4,352,253
Fuel, materials and supplies	(67,562)	(706,690)
Prepaid expenses and deferred charges	236,562	1,970,332
Accounts payable and accrued liabilities	(5,524,297)	(11,903,269)
Customer deposits, interest and taxes accrued	5,042,922	7,235,652
Other liabilities and other deferred credits	8,319,119	15,310,426

Net cash provided by operating activities	16,400,419	25,702,347
Investing activities:
Construction expenditures	(15,181,545)	(38,097,399)
Allowance for equity funds used during construction	29,116	224,413

Net cash used in investing activities	(15,152,429)	(37,872,986)
Financing activities:
Proceeds from issuance of common stock	834,707	203,703
Proceeds from issuance of trust preferred securities	—	50,000,000
Trust preferred securities issuance costs	—	(1,768,906)
Net proceeds (repayments) from short-term borrowings	500,000	(29,500,000)
Dividends	(6,330,660)	(5,634,710)
Repayment of long-term debt	(27,022)	—

Net cash provided by (used in) financing activities	(5,022,975)	13,300,087

Net increase (decrease) in cash and cash equivalents	(3,774,985)	1,129,448
Cash and cash equivalents at beginning of period	11,440,275	2,490,580

Cash and cash equivalents at end of period	$7,665,290	$3,620,028

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

        The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to present fairly the results for the interim periods presented. Certain reclassifications have been made to prior year information to conform with current year presentation.

Note 2—Retained Earnings

First Quarter 2002
Balance at January 1, 2002	$41,906,483
Changes January 1 through March 31:
Net loss	(536,544)
Quarterly cash dividends on common stock:
—$0.32 per share	(6,330,660)
Total changes January 1 through March 31	(6,867,204)

Balance at March 31, 2002	$35,039,279

FORWARD LOOKING STATEMENTS

        Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address or may address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, competition, litigation, our construction program, our financing plans, rate and other regulatory matters, liquidity and capital resources and accounting matters. Forward-looking statements may contain words like "anticipate," "believe," "expect," "project," "objective" or similar expressions to identify them as forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated in such statements include: the amount and timing of rate relief we are currently seeking and related matters; the cost and availability of purchased power and fuel, and the results of our activities (such as hedging) to reduce the volatility of such costs; electric utility restructuring, including ongoing state and federal activities; weather, business and economic conditions; and other factors which may impact customer growth; operation of our generation facilities; legislation; regulation, including environmental regulation (such as NOx regulation); competition; the impact of deregulation on off-system sales and our becoming a participant in a Regional Transmission Organization; changes in accounting requirements; other circumstances affecting anticipated rates, revenues and costs, including our cost of funds; the revision of our construction plans and cost estimates; the performance of projects undertaken by our non-regulated businesses; the success of efforts to invest in and develop new opportunities; and costs and effect of legal and administrative proceedings, settlements, investigations and claims. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time and it is not possible for management to predict all such factors or to assess the impact of each such factor on us. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2002, compared to the same periods ended March 31, 2001.

On-System Transactions

        Of our total electric operating revenues during the first quarter of 2002, approximately 44% were from residential customers, 27% from commercial customers, 15% from industrial customers, 4.5% from wholesale on-system customers, 4.5% from wholesale off-system transactions and 5% from miscellaneous sources such as late payment fees and transmission services. The percentage changes from the prior year in kilowatt-hour ("Kwh") sales and revenue by major customer class were as follows:

	Kwh Sales		Revenue
	First Quarter	Twelve Months Ended	*First Quarter	*Twelve Months Ended
Residential	(5.0)%	(5.8)%	4.8%	(1.0)%
Commercial	(1.7)	0.4	5.1	3.9
Industrial	(1.6)	(1.6)	4.4	2.8
Wholesale On-System	(5.4)	(0.4)	(9.6)	0.8
Total On-System	(3.4)	(2.5)	4.0	1.3

*
Revenues excluding portion of the Interim Energy Charge that may be refundable to customers. See discussion below.

        Residential and commercial Kwh sales were down during the first quarter of 2002 compared to the first quarter of 2001 due mainly to milder temperatures as compared to unusually cold temperatures during the same period of 2001. Although total heating degree days (the number of degrees that the average temperature for that period was below 65° F) for the first quarter of 2002 were 8.2% more than the 20-year average, they were 2.6% less than the same period last year. Residential and commercial revenues increased during the first quarter of 2002 reflecting the October 2001 Missouri rate increase discussed below.

        Industrial Kwh sales, although not particularly weather sensitive, were also down for the first quarter of 2002 as compared to 2001 due to a general slowdown in economic activity. Industrial revenues increased, also reflecting the October 2001 Missouri rate increase.

        On-system wholesale Kwh sales and revenues decreased during the first quarter of 2002 reflecting the weather conditions described above. Revenues associated with these sales decreased more than the corresponding Kwh sales as a result of the operation of the fuel adjustment clause applicable to these FERC regulated sales.

        For the twelve months ended March 31, 2002, Kwh sales and revenues to our residential customers decreased, reflecting mild temperatures during the third and fourth quarters of 2001 as well as the first quarter of 2002. Commercial Kwh sales during the twelve month period increased slightly while revenues increased more, reflecting the October 2001 Missouri rate increase. Industrial sales decreased, reflecting an economic slowdown, while revenues increased also due to the October 2001 Missouri rate increase. On-system wholesale Kwh sales decreased slightly while revenues for the twelve months ended March 31, 2002 increased reflecting the operation of the fuel adjustment clause applicable to these FERC regulated sales.

        On November 3, 2000, we filed a request with the Missouri Public Service Commission for a general annual increase in rates for our Missouri electric customers in the amount of $41,467,926, or 19.36%. The Missouri Commission issued a final order on September 20, 2001 granting us an annual increase in rates of approximately $17.1 million, or 8.4%, effective October 2, 2001. In addition, the order approved an annual Interim Energy Charge (IEC) of approximately $19.6 million effective October 1, 2001 and expiring two years later. This IEC is $0.0054 per kilowatt hour of customer usage and is collected subject to refund at the end of the two year period to the extent money is collected from customers above the greater of the actual and prudently incurred costs or the base cost of fuel and purchased power set in rates. Any excess money collected will be refunded to customers with interest equal to the current prime rate at that time.

        At March 31, 2002, we had recorded a liability of approximately $8.8 million of the IEC collected in the fourth quarter of 2001 and the first quarter of 2002 as a provision for rate refunds and are not recognizing that revenue in total electric operating revenue. In an effort to manage our fuel costs, we utilize forward physical contracts and financial instruments to manage our gas commodity market risk. As of April 22, 2002, approximately 82% of our anticipated volume of natural gas usage for the remainder of year 2002 is hedged at an average price of $2.93 per Dekatherm (Dth) while approximately 65% of our anticipated volume of natural gas usage for the year 2003 is hedged at an average price of $3.24 per Dth.

        On March 8, 2002, we filed a request with the Missouri Public Service Commission for an annual increase in base rates for our Missouri electric customers in the amount of $19,779,916 and also asked to have the IEC that was granted in the last rate case reconfigured to reflect a decrease of $9,994,888 in the amount billed to customers. The reconfigured IEC would remain subject to refund with interest. This request seeks to recover new operating costs and obligations and reflects the actual and proposed changes in our capital structure since the rate increase in October 2001. Any rate increase approved as a result of the filing would not become effective until early 2003. Also on March 8, 2002, we filed an interim rate case for an annual increase in base rates of $3,562,983, the amount that was erroneously omitted from our previous rate case. This amount is included in the $19,779,916 mentioned above. We have requested that the Missouri Commission approve the interim rates as soon as practical. We cannot predict the amount or timing of any increases which might be granted as a result of these filings.

        On December 28, 2001, we filed a request with the Kansas Corporation Commission for an annual increase in base rates for our Kansas electric customers in the amount of $3,239,744, or 22.81%. This request seeks to recover costs associated with our investment in State Line Unit No. 1, State Line Unit No. 2 and the State Line Combined Cycle Unit as well as significant additions to the transmission and distribution systems and operating cost increases which have occurred since our last rate increase in September 1994. A hearing is scheduled for late June 2002. Any rate increase approved as a result of the filing would not become effective until the third quarter of 2002. We cannot predict the amount or timing of any increase which might be granted as a result of this filing.

Off-System Transactions

        In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. During the first quarter of 2002, revenues from such off-system transactions were approximately $4.0 million as compared to approximately $2.0 million in the first quarter of 2001. For the twelve months ended March 31, 2002, revenues from such off-system transactions were approximately $9.5 million as compared to $10.9 million for the twelve months ended March 31, 2001. The increase in revenues during the first quarter of 2002 resulted from the availability of competitively priced power from our recently completed State Line Combined Cycle Unit and a five-month term purchase of firm energy and capacity which, when not required to meet our own customers' needs, we could sell in the wholesale market. The decrease in revenues for the twelve months ended March 31, 2002 resulted primarily from wholesale spot power prices being substantially lower during the summer of 2001 as compared to 2000.

        We are a member of the Southwest Power Pool (SPP), a regional division of the North American Electric Reliability Council, and have been participating with other utility members in an effort to restructure the SPP to make it a regional transmission organization (RTO). After the FERC rejected several attempts by the SPP to seek RTO status, the SPP and MISO agreed in October 2001 to consolidate and form an RTO. In December 2001, the FERC approved the MISO as the first RTO. The agreement to consolidate was completed in February 2002 and MISO filed the necessary documents with the FERC on March 29, 2002 to allow the consolidation to proceed. A closing is anticipated this summer. MISO is in discussions with respect to consolidating its operations with other similar organizations.

        This new organization will operate our system as part of an interconnected transmission system encompassing over 120,000 megawatts of generation capacity located in 20 U.S. states and one Canadian province. MISO will collect revenues attributable to the use of each member's transmission system and each member will be able to transmit power purchased, generated for sale or bought for resale in the wholesale market throughout the entire MISO system. We intend to file with the FERC and the utility commissions in the four states in which we operate to transfer control over the operation of our transmission facilities to MISO. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001 under Item 1, "Business—Electric Generating Facilities and Capacity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Competition" for further information.

Operating Revenue Deductions

        During the first quarter of 2002, total operating expenses decreased approximately $0.1 million (0.3%) compared with the same period last year. Merger related expenses (which include expenses related to severance benefits) increased approximately $0.3 million (20.5%). Purchased power costs decreased approximately $6.7 million (31.3%) but were offset by a $5.1 million (55.3%) increase in fuel costs during the first quarter of 2002. The significant decrease in purchased power costs was primarily due to decreased demand resulting from milder temperatures in the first quarter of 2002 as well as increased generation due to the availability of the State Line Combined Cycle Unit which became operational in June 2001. It was more economical at times to utilize our own generation than to purchase power. Total fuel costs increased during the first quarter of 2002 because of increased generation and the need to use our higher-cost gas-fired turbines as a replacement for our lower-cost coal units during the period. Iatan began a 10-week planned boiler overhaul outage in January 2002 while generation from the Asbury units has been limited to only 70-80% of budgeted kilowatt hours during the first quarter of 2002 in order to comply with opacity regulations. Other operating expenses increased approximately $1.3 million (14.1%) during the period due mainly to increased transmission expense and administrative and general expense.

        Maintenance and repairs expense increased approximately $2.9 million (94.1%) as compared to the same period last year primarily due to new expenditures for maintenance contracts, which serve to levelize maintenance costs over time, entered into in July 2001 for the newly commissioned State Line Combined Cycle as well as the Energy Center and State Line Unit No. 1. Maintenance costs associated with the Iatan outage also contributed to this increase. Depreciation and amortization expenses decreased approximately $0.8 million (11.6%) during the quarter due to lower depreciation rates put into effect during the fourth quarter of 2001 as a result of the October 2001 Missouri rate increase.

The provision for income taxes was approximately $2.3 million (96.8%) more during the first quarter of 2002 as compared to the same period in 2001 when approximately $6.1 million in merger related expenses, not tax deductible when incurred by us, became deductible as a result of the termination of our merger with UtiliCorp. This deduction was taken in January 2001, decreasing income tax expense by approximately $2.3 million. Other taxes increased approximately $0.3 million (9.6%) during the first quarter of 2002 due mainly to increased property taxes.

        During the twelve months ended March 31, 2002, total operating expenses increased approximately $0.8 million (0.5%) compared to the year ago period. Total purchased power costs decreased approximately $17.3 million (23.7%) during the twelve months ended March 31, 2002 as compared to the year ago period but were offset by a $13.3 million (27.6%) increase in fuel costs during the same period. The significant decrease in purchased power costs was primarily due to decreased demand in the third and fourth quarters of 2001 and the first quarter of 2002 resulting from milder temperatures as well as the increased generating capability due to the availability of competitively priced power from the new State Line Combined Cycle Unit. Total fuel costs increased during the twelve months ended March 31, 2002 primarily reflecting the higher cost of natural gas, increased generation from the new Combined Cycle Unit in the third and fourth quarters and less coal generation. Our Asbury Plant was out of service for scheduled and unscheduled repairs and maintenance during 13 weeks late in 2001 and the Iatan plant had a 10-week scheduled outage during the first quarter of 2002. Natural gas costs were 15.5% higher during the twelve months ended March 31, 2002 as compared to the same period in 2001.

        Other operating expenses increased approximately $4.8 million (14.5%) during the twelve months ended March 31, 2002, compared to the same period last year due primarily to decreased income from the pension fund caused by a decline in the value of invested funds, additions to our bad debt reserve during the fourth quarter of 2001 and increased transmission expense. Merger related expenses decreased approximately $0.1 million (4.2%) during the twelve months ended March 31, 2002 as compared to the same period in 2001.

        Maintenance and repairs expenses increased approximately $7.3 million (50.0%) during the twelve months ended March 31, 2002, compared to the year ago period. This increase was primarily due to new expenditures for maintenance contracts, which serve to levelize maintenance costs over time, entered into in July 2001 for the new State Line Combined Cycle Unit, the Energy Center and State Line Unit No. 1, as well as increased transmission and distribution maintenance costs. Depreciation and amortization expense increased approximately $0.5 million (1.7%) due to increased levels of plant and equipment placed in service partially offset by lower depreciation rates put into effect during the fourth quarter of 2001 as a result of the October 2001 Missouri rate increase. Provision for income taxes decreased $4.1 million (51.1%) reflecting lower taxable income during the current period while other taxes increased approximately $0.6 million (4.3%).

Nonoperating Items

        Total allowance for funds used during construction ("AFUDC") decreased substantially during each of the periods presented, reflecting the completion of the State Line Combined Cycle Unit in June 2001.

        Other-net deductions increased $0.7 million for the first quarter of 2002 mainly due to increased nonutility operations. Other-net deductions increased $1.5 million for the twelve-month period ended March 31, 2002 as compared to the same period in 2001 mainly due to nonutility operations and also reflecting a loss in the second and third quarters of 2001 caused by the marking to market of option contracts entered into in connection with our hedging activities that did not qualify for hedge accounting. Interest income decreased for both periods, reflecting the lower balances of cash available for investment.

        A one-time write-down of $4.1 million was taken in the third quarter of 2001 for disallowed capital costs related to the construction of the State Line Combined Cycle Unit. The net effect on twelve months ended March 31, 2002 earnings after considering the tax effect on this write-down was $2.5 million.

        Interest charges on long-term debt increased $0.7 million (10.4%) during the first quarter of 2002 and $3.9 million (14.8%) for the twelve months ended March 31, 2002 when compared to the corresponding periods ended last year due to the interest related to our Trust Preferred Securities issued on March 1, 2001. Commercial paper interest decreased $0.7 million (83.7%) during the first quarter of 2002 as compared to the first quarter of 2001 and decreased $0.6 million (28.2%) for the twelve months ended March 31, 2002 as compared to the prior year period. These decreases in commercial paper interest reflect the completion of the State Line Combined Cycle Unit in June 2001 which we financed in part on an interim basis using short-term debt.

Earnings

        For the first quarter of 2002, loss per share of common stock was $(0.03) compared to earnings of $0.13 during the first quarter of 2001. Although revenues increased in the first quarter of 2002 due to the October increase in Missouri rates, earnings per share were down primarily due to comparatively milder temperatures during the first quarter of 2002, significantly lower AFUDC due to the completion of the State Line Combined Cycle Unit and increased maintenance costs. Earnings in the first quarter of 2001 were also positively impacted by the one-time $2.3 million income tax benefit resulting from the $6.1 million in merger costs that became tax deductible upon termination of the merger in the first quarter of 2001. Excluding merger costs and the one-time income tax benefit, earnings per share for the first quarter of 2002 would have been $0.02 compared to $0.04 for the same period in 2001.

        Earnings per share for the twelve months ended March 31, 2002, were $0.42 compared to $1.34 for the twelve months ended a year earlier. The decrease was primarily due to mild temperatures during the third and fourth quarters of 2001 and the first quarter of 2002 as well as the one-time non-cash charge of $2.5 million, net of related income taxes, or $0.14 per share, from the write-down of the State Line construction expenditures. Excluding merger costs and the one-time non-cash charge, earnings per share for the twelve-months ended March 31, 2002 would have been $0.61. Excluding merger costs and the one-time income tax benefit discussed above, earnings per share for the twelve-months ended March 31, 2001 would have been $1.26.

LIQUIDITY AND CAPITAL RESOURCES

        Our construction-related expenditures totaled $14.7 million during the first quarter of 2002, compared to $23.7 million for the same period in 2001. Approximately $5.0 million of these expenditures during 2002 was related to additions to our distribution and transmission systems and approximately $4.0 million was related to the Energy Center aero units discussed below. Approximately $1.8 million was related to major inspections at the State Line Power Plant, and $0.9 million was related to our investment in fiber optics cable and equipment. During the first quarter of 2002, approximately 66.3% of construction expenditures were satisfied internally from operations. The remainder was satisfied from short-term borrowings and from the proceeds of our sale of common stock in an underwritten public offering on December 10, 2001.

        In October 2001, we entered into an agreement with P2 Energy to purchase two Twin Pac aero units to be installed at the Empire Energy Center with generating capacity of 50 megawatts each. An initial payment of $3.4 million was made at that time. The first unit is scheduled to be delivered in October 2002 and to be operational by April 2003. The second unit is scheduled to be delivered in October 2003 and to be operational by April 2004. Contracts with other vendors have been entered into for construction and installation of the units.

        We estimate that our construction expenditures will total approximately $72.2 million in 2002, including approximately $18.8 million for additions to our distribution system and approximately $19.2 million for the two Twin Pac aero units. We currently expect that internally generated funds will provide approximately 62% of the funds required for the remainder of our 2002 construction expenditures.

        As in the past, we intend to utilize short-term debt to finance the additional amounts needed for such construction and repay such borrowings with the proceeds of sales of public offerings of long-term debt or common stock (including common stock sold pursuant to our Employee Stock Purchase Plan and our Dividend Reinvestment and Stock Purchase Plan) and from internally-generated funds. We currently plan to sell $50 million of our common stock in an underwritten public offering in May, subject to market and other conditions. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

        On May 7, 2002 we entered into a new 370-Day $100,000,000 unsecured revolving credit facility. This credit facility replaced all of our existing lines of credit. The facility will be used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total Indebtedness (which does not include our Trust Preferred Securities) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to be at least two times our interest charges (which includes distributions on our Trust Preferred Securities) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder.We are currently in compliance with these ratios. This credit facility is also subject to cross-default with our other indebtedness (in excess of $50,000,000 in the aggregate).

        In addition, restrictions in our mortgage bond indenture could also affect our liquidity. The Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. The Mortgage provides an exception from this earnings requirement in certain instances, relating to the issuance of new first mortgage bonds against first mortgage bonds which have been, or are to be, retired. Our earnings for the twelve months ended March 31, 2002 do not permit us to issue new first mortgage bonds based on this test. However, we have not financed with bonds since 1998 and have used unsecured long-term debt rather than first mortgage bonds.

        On March 1, 2001, we sold two million 8 1/2% Trust Preferred Securities in a public underwritten offering. This issuance generated proceeds of $50.0 million and issuance costs of $1.8 million. The net proceeds of this offering were added to our general funds and were used to repay short-term indebtedness.

        On December 10, 2001, we sold to the public in an underwritten offering 2,012,500 newly issued shares of our common stock for approximately $41 million. Proceeds from the sale of the common stock were added to our general funds and used to repay short-term debt, including debt incurred in connection with our construction program.

        We have an effective shelf registration covering up to $200 million of common stock and debt securities.

        Moody's Investors Service currently rates our first mortgage bonds (other than the pollution control bonds) Baa1 and our senior unsecured debt Baa2. Standard & Poor's has rated our bonds A- (other than the pollution control bonds) and our senior unsecured debt BBB+, with downward implications. In July 2001, Moody's adjusted the credit rating of our Trust Preferred Securities from Baa1 to Baa3 due to technical changes in Moody's methodology for rating this classification of security.

        These ratings indicate the agencies' assessment of our ability to pay interest, distributions, dividends and principal on these securities. The lower the rating the higher the cost of the securities when they are sold. Ratings below investment grade may also impair our ability to issue short-term debt as described above, commercial paper of other securities or make the marketing of such securities more difficult.

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

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)
The annual meeting of Common Stockholders was held on April 25, 2002.

(b)
The following persons were re-elected Directors of Empire to serve until the 2005 Annual Meeting of Stockholders:

    M. F. Chubb (16,766,306 votes for; 322,699 withheld authority).
    R. L. Lamb (16,620,893 votes for; 468,112 withheld authority).

  The following person was elected Director of Empire to serve until the 2005 Annual Meeting of Stockholders:

    W. L. Gipson (16,833,038 votes for; 255,967 withheld authority).

  The term of office as Director of the following other Directors continued after the meeting: F. E. Jeffries, J. S. Leon, R. D. Hammons, R. C. Hartley, J. R. Herschend, M. W. McKinney and M. M. Posner.

Item 5.    Other Information.

        At March 31, 2002, our ratio of earnings to fixed charges was 1.30x. See Exhibit (12) hereto.

Item 6.    Exhibits and Reports on Form 8-K.

(a)
Exhibits.
(3)	By-laws of Empire as amended April 25, 2002.
(4)
370-Day $100,000,000 Unsecured Credit Agreement, dated as of May 7, 2002, among Empire, UMB Bank, N.A., as arranger and administrative agent, Bank of America, N.A., as syndication agent, and the lenders named therein.
(10)(a)	First Amendment to Stock Unit Plan for Directors.
(10)(b)	First Amendment to Employees' Disability Benefit Plan.
(10)(c)	First Amendment to Employees' Disability Benefit Policy.
(12)	Computation of Ratios of Earnings to Fixed Charges.
(b)
Reports on Form 8-K.

(1)
In a current report dated February 25, 2002, Empire furnished, under Item 9. "Regulation FD Disclosure," Empire's Quarterly Report for the 4th quarter of 2001.

(2)
In a current report dated March 21, 2002, Empire filed, under Item 5. "Other Events," certain corrections to Empire's Annual Report on Form 10-K for the year ended December 31, 2001 and 2001 Annual Report to the Shareholders, as well as Exhibit 12, Ratio of Earnings to Fixed Charges, to our Form 10-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EMPIRE DISTRICT ELECTRIC COMPANY Registrant
	By	/s/ G. A. KNAPP G. A. Knapp Vice President—Finance
	By	/s/ D. L. COIT D. L. Coit Controller, Assistant Treasurer and Assistant Secretary
May 8, 2002

QuickLinks

THE EMPIRE DISTRICT ELECTRIC COMPANY INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
EMPIRE DISTRICT ELECTRIC COMPANY CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)
EMPIRE DISTRICT ELECTRIC COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
EMPIRE DISTRICT ELECTRIC COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED)
EMPIRE DISTRICT ELECTRIC COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES