Form 10-Q/A
period 2003-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2004-03-11
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 1, 2003, 22,705,791 shares of common stock were outstanding.

THE EMPIRE DISTRICT ELECTRIC COMPANY

INDEX

Part I -	Financial Information:

Item 1.	Consolidated Financial Statements (Unaudited):

	a.	Consolidated Statements of Income (Loss) (restated)

	b.	Consolidated Statement of Comprehensive Income (restated)

	c.	Consolidated Balance Sheet (restated)

	d.	Consolidated Statement of Cash Flows (restated)

	e.	Notes to Restated Consolidated Financial Statements

Forward Looking Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

Results of Operations

Liquidity and Capital Resources

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II-	Other Information:

Item 1.	Legal Proceedings - (none)

Item 2.	Changes in Securities and Use of Proceeds - (none)

Item 3.	Defaults Upon Senior Securities - (none)

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of The Empire District Electric Company for the quarter ended March 31, 2003, which was originally filed on May 14, 2003 (Original Filing) is to restate our consolidated financial statements at and for the three and twelve months ended March 31, 2003, and related disclosures.

This Amendment No. 1 amends and restates in their entirety Items 1 and 2 of Part I of the Original Filing. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

We have restated our consolidated financial statements as of and for the three and twelve months ended March 31, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million, net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three and the twelve months ended March 31, 2003, previously reported operating income, net income and earnings per share were reduced by $0.4 million, $0.4 million and $0.02, respectively.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(Restated – Note 2)
Operating revenues:
Electric	$71,288,537	$64,561,547
Water	325,688	257,895
Non-regulated	5,291,504	477,110
	76,905,729	65,296,552
Operating revenue deductions:
Operating expenses:
Fuel	8,763,492	14,280,552
Purchased power	18,536,644	14,756,176
Non-regulated	5,530,733	823,860
Other	11,820,218	10,119,562
Expenses related to terminated merger	—	1,524,355
Total operating expenses	44,651,087	41,504,505

Maintenance and repairs	4,792,883	6,085,937
Depreciation and amortization	6,814,916	6,484,303
Provision for income taxes	3,167,685	(223,722)
Other taxes	3,672,919	3,801,058
	63,099,490	57,652,081

Operating income	13,806,239	7,644,471
Other income and deductions:
Interest income	17,616	29,116
Provision for other income taxes	25,608	12,864
Minority interest	(97,070)	—
Other – net	(185,376)	(221,642)
	(239,222)	(179,662)
Income before interest charges	13,567,017	7,464,809
Interest charges:
Long-term debt - other	6,737,290	6,596,748
Trust preferred distributions by subsidiary
holding solely parent debentures	1,062,500	1,062,500
Commercial paper	78,262	140,034
Allowance for borrowed funds used during construction	(195,589)	(100,768)
Other	239,375	302,839
	7,921,838	8,001,353
Net income (loss) applicable to common stock	$5,645,179	$(536,544)

Weighted average number of common shares outstanding	22,607,643	19,784,887

Basic and diluted earnings (loss) per weighted average share of common stock	$0.25	$(0.03)

Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended March 31,
	2003	2002
	(Restated – Note 2)
Operating revenues:
Electric	$301,298,783	$267,456,578
Water	1,143,465	1,065,780
Non-regulated	15,069,924	1,621,208
	317,512,172	270,143,566
Operating revenue deductions:
Operating expenses:
Fuel	44,238,406	61,605,544
Purchased power	66,545,575	55,656,193
Non-regulated	16,617,894	2,131,333
Other	44,764,947	37,977,947
Expenses related to terminated merger	—	1,651,442
Total operating expenses	172,166,822	159,022,459

Maintenance and repairs	23,102,920	22,044,455
Depreciation and amortization	26,415,043	29,059,460
Provision for income taxes	16,782,204	3,681,453
Other taxes	16,047,307	13,929,020
	254,514,296	227,736,847

Operating income	62,997,876	42,406,719
Other income and deductions:
Allowance for equity funds used during construction	—	345,549
Interest income	75,835	143,723
Loss on plant disallowance	—	(4,087,066)
Provision for other income taxes	93,542	1,548,710
Minority interest	(239,533)	—
Other - net	(730,288)	(1,097,477)
	(800,444)	(3,146,561)
Income before interest charges	62,197,432	39,260,158
Interest charges:
Long-term debt - other	25,098,504	26,395,402
Trust preferred distributions by subsidiary holding solely parent debentures	4,250,000	4,250,000
Commercial paper	651,416	1,511,679
Allowance for borrowed funds used during construction	(665,629)	(1,502,593)
Other	1,157,300	946,500
	30,491,591	31,600,988
Net income applicable to common stock	$31,705,841	$7,659,170

Weighted average number of common shares outstanding	22,129,912	18,314,288

Basic and diluted earnings per weighted average share of common stock	$1.43	$0.42

Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(Restated–Note 2)

Net income	$5,645,179	$(536,544)

Derivative contracts settled	(3,898,858)	1,365,150
Change in fair market value of open and/or derivative contracts for period	6,086,185	5,370,070
Income taxes	(831,184)	(2,559,384)
Net change in unrealized gain/(loss) on derivative contracts:	1,356,143	4,175,836

Comprehensive Income	$7,001,322	$3,639,292

	Twelve Months Ended March 31,
	2003	2002
	(Restated–Note 2)

Net income	$31,705,841	$7,659,170

Derivative contracts settled	(4,926,348)	2,055,550
Change in fair market value of open and/or derivative contracts for period	13,644,225	2,129,170
Income taxes	(3,312,793)	(1,590,194)
Net change in unrealized gain/(loss) on derivative contracts:	5,405,084	2,594,526

Comprehensive Income	$37,110,925	$10,253,696

See accompanying Notes to Consolidated Financial Statements

EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2003	December 31, 2002
	(Restated–Note 2)
ASSETS
Utility plant, at original cost:
Electric	$1,104,117,665	$1,099,983,796
Water	8,481,730	8,400,720
Non-regulated	18,665,693	17,075,955
Construction work in progress	65,695,347	41,504,451
	1,196,960,435	1,166,964,922
Accumulated depreciation	379,302,793	372,892,648
	817,657,642	794,072,274
Current assets:
Cash and cash equivalents	2,882,335	14,439,227
Accounts receivable - trade, net	16,957,654	21,993,819
Accrued unbilled revenues	6,893,575	9,543,729
Accounts receivable – other	7,536,225	9,979,840
Fuel, materials and supplies	31,135,742	31,227,447
Unrealized gain in fair value of derivative contracts	8,560,267	5,983,490
Prepaid expenses	1,792,567	1,640,745
	75,758,365	94,808,297
Deferred charges:
Regulatory assets	36,276,759	36,169,683
Unamortized debt issuance costs	6,301,395	6,287,639
Unrealized gain in fair value of derivative contracts	24,353,237	16,949,388
Other	21,084,019	21,866,142
	88,015,410	81,272,852
Total Assets	$981,431,417	$970,153,423

CAPITALIZATION AND LIABILITIES:
shares issued and outstanding, respectively	$22,684,051	$22,567,179
Capital in excess of par value	262,665,794	260,559,197
Retained earnings (Note 3)	37,958,073	39,544,819
Accumulated other comprehensive income (net)	7,999,609	6,643,467
Total common stockholders’ equity	331,307,527	329,314,662
Long-term debt
Company obligated manditorily redeemable trust preferred securities of subsidiary holding solely parent debentures	50,000,000	50,000,000
Obligations under capital lease	422,294	462,618
First mortgage bonds and secured debt	210,807,152	210,535,477
Unsecured debt	150,284,173	150,000,000
	411,513,619	410,998,095
Current liabilities:
Accounts payable and accrued liabilities	36,922,313	37,496,190
Commercial paper	32,552,000	22,541,000
Customer deposits	4,791,303	4,644,105
Interest accrued	9,533,747	3,990,184
Taxes accrued	913,729	—
Provision for rate refund	—	18,718,679
Obligations under capital lease	197,055	194,143
Unrealized loss in fair value of derivatives	246,097	64,000
	85,156,244	87,648,301
Noncurrent liabilities and deferred credits:
Regulatory liability	11,575,185	11,840,810
Deferred income taxes	106,401,266	103,144,549
Unamortized investment tax credits	6,041,503	6,131,000
Postretirement benefits other than pensions	4,607,286	4,928,965
Unrealized loss in fair value of derivative contracts	18,838,190	10,914,668
Minority interest	903,389	806,319
Other	5,087,208	4,426,054
	153,454,027	142,192,365
Total Capitalization and Liabilities	$981,431,417	$970,153,423

See accompanying Notes to Consolidated Financial Statements.

EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(Restated–Note 2)
Operating activities:
Net income (loss)	$5,645,179	$(536,544)
Adjustments to reconcile net income (loss) to cash flows:
Depreciation and amortization	7,612,916	7,344,948
Pension expense (income)	964,604	(895,445)
Deferred income taxes, net	2,197,692	(112,615)
Investment tax credit, net	(89,497)	8,926
Issuance of common stock and stock options for incentive plans	389,195	375,883
Unrealized gain/(loss) on derivatives	(84,748)	—
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	10,527,001	2,237,638
Fuel, materials and supplies	91,706	(67,562)
Prepaid expenses and deferred charges	(235,910)	236,562
Accounts payable and accrued liabilities	(611,253)	(5,524,297)
Customer deposits, interest and taxes accrued	6,604,490	5,042,922
Other liabilities and deferred credits	(404,438)	2,344,533
Accumulated provision-rate refunds	(18,718,679)	5,974,586

Net cash provided by operating activities	13,888,258	16,429,535

Investing activities:
Construction expenditures	(28,462,576)	(13,947,091)
Non-regulated construction and other	(1,638,096)	(1,234,454)

Net cash used in investing activities	(30,100,672)	(15,181,545)

Financing activities:
Proceeds from issuance of common stock	1,834,274	880,040
Common stock issuance costs	—	(45,333)
Net proceeds from short-term borrowings	10,011,000	500,000
Dividends	(7,231,924)	(6,330,660)
Long-term debt issuance costs	(143,741)	—
Net issuance (repayment) of long-term debt	185,913	(27,022)

Net cash provided by (used in) financing activities	4,655,522	(5,022,975)

Net (decrease) in cash and cash equivalents	(11,556,892)	(3,774,985)

Cash and cash equivalents at beginning of period	14,439,227	11,440,275

Cash and cash equivalents at end of period	$2,882,335	$7,665,290

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

Note 2 - Restatement

We have restated our consolidated financial statements as of and for the three and twelve months ended March 31, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million, net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three and the twelve months ended March 31, 2003, previously reported operating income, net income and earnings per share were reduced by $0.4 million, $0.4 million and $0.02, respectively. The effect of the restatement on the periods presented in this Form 10-Q/A is summarized below:

Consolidated Statements of Income

	Three Months Ended March 31, 2003		Twelve Months Ended March 31, 2003
	As previously reported	As restated	As previously reported	As restated
Operating revenues:
Electric	$71,288,537	$71,288,537	$301,298,783	$301,298,783
Water	325,688	325,688	1,143,465	1,143,465
Non-regulated	5,291,504	5,291,504	15,069,924	15,069,924
	76,905,729	76,905,729	317,512,172	317,512,172
Operating revenue deductions:
Operating expenses:
Fuel	8,763,492	8,763,492	44,238,406	44,238,406
Purchased power	18,536,644	18,536,644	66,545,575	66,545,575
Non-regulated	5,521,683	5,530,733	16,608,844	16,617,894
Other	11,239,185	11,820,218	44,183,914	44,764,947
Total operating expenses	44,061,004	44,651,087	171,576,739	172,166,822

Maintenance and repairs	4,792,883	4,792,883	23,102,920	23,102,920
Depreciation and amortization	6,814,916	6,814,916	26,415,043	26,415,043
Provision for income taxes	3,378,682	3,167,685	16,993,202	16,782,204
Other taxes	3,672,919	3,672,919	16,047,307	16,047,307
	62,720,404	63,099,490	254,135,211	254,514,296

Operating income	14,185,325	13,806,239	63,376,961	62,997,876
Other income and deductions:
Interest income	17,616	17,616	75,835	75,835
Provision for other income taxes	25,608	25,608	93,542	93,542
Minority interest	(97,070)	(97,070)	(239,533)	(239,533)
Other – net	(185,376)	(185,376)	(730,288)	(730,288)
	(239,222)	(239,222)	(800,444)	(800,444)
Income before interest charges	13,946,103	13,567,017	62,576,517	62,197,432
Interest charges:
Long-term debt - other	6,737,290	6,737,290	25,098,504	25,098,504
Trust preferred distributions by subsidiary holding solely parent debentures	1,062,500	1,062,500	4,250,000	4,250,000
Commercial paper	78,262	78,262	651,416	651,416
Allowance for borrowed funds used during construction	(195,589)	(195,589)	(665,629)	(665,629)
Other	239,375	239,375	1,157,300	1,157,300
	7,921,838	7,921,838	30,491,591	30,491,591
Net income (loss) applicable to common stock	$6,024,265	$5,645,179	$32,084,926	$31,705,841

Weighted average number of common shares outstanding	22,607,643	22,607,643	22,129,912	22,129,912

Basic and diluted earnings (loss) per weighted average share of common stock	$0.27	$0.25	$1.45	$1.43

Dividends per share of common stock	$0.32	$0.32	$1.28	$1.28

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2003		Twelve Months Ended March 31, 2003
	As previously reported	As restated	As previously reported	As restated

Net income	$6,024,265	$5,645,179	$32,084,926	$31,705,841

Derivative contracts settled	(3,898,858)	(3,898,858)	(4,926,348)	(4,926,348)
Change in fair market value of open and/or derivative contracts for period	6,086,185	6,086,185	13,644,225	13,644,225
Income taxes	(831,184)	(831,184)	(3,312,793)	(3,312,793)
Net change in unrealized gain/(loss) on derivative contracts	1,356,143	1,356,143	5,405,083	5,405,084

Comprehensive Income	$7,380,408	$7,001,322	$37,490,010	$37,110,925

Consolidated Balance Sheets

	March 31, 2003
	As previously reported	As restated
ASSETS
Utility plant, at original cost:
Electric	$1,104,117,665	$1,104,117,665
Water	8,481,730	8,481,730
Non-regulated	18,665,693	18,665,693
Construction work in progress	65,517,051	65,695,347
	1,196,782,139	1,196,960,435
Accumulated depreciation	379,302,793	379,302,793
	817,479,346	817,657,642
Current assets:
Cash and cash equivalents	2,882,335	2,882,335
Accounts receivable - trade, net	16,957,654	16,957,654
Accrued unbilled revenues	6,893,575	6,893,575
Accounts receivable – other	7,536,225	7,536,225
Fuel, materials and supplies	31,135,742	31,135,742
Unrealized gain in fair value of derivative contracts	8,560,267	8,560,267
Prepaid expenses	1,792,567	1,792,567
	75,758,365	75,758,365
Deferred charges:
Regulatory assets	36,276,759	36,276,759
Unamortized debt issuance costs	6,301,395	6,301,395
Unrealized gain in fair value of derivative contracts	24,353,237	24,353,237
Other	21,852,399	21,084,019
	88,783,790	88,015,410
Total Assets	$982,021,501	$981,431,417

CAPITALIZATION AND LIABILITIES:
shares issued and outstanding, respectively	$22,684,051	$22,684,051
Capital in excess of par value	262,665,794	262,665,794
Retained earnings (Note 3)	38,337,160	37,958,073
Accumulated other comprehensive income (net)	7,999,609	7,999,609
Total common stockholders’ equity	331,686,614	331,307,527

Long-term debt
Company obligated manditorily redeemable trust preferred securities of subsidiary holding solely parent debentures	50,000,000	50,000,000
Obligations under capital lease	422,294	422,294
First mortgage bonds and secured debt	210,807,152	210,807,152
Unsecured debt	150,284,173	150,284,173
	411,513,619	411,513,619
Current liabilities:
Accounts payable and accrued liabilities	36,922,313	36,922,313
Commercial paper	32,552,000	32,552,000
Customer deposits	4,791,303	4,791,303
Interest accrued	9,533,747	9,533,747
Taxes accrued	913,729	913,729
Provision for rate refund	—	—
Obligations under capital lease	197,055	197,055
Unrealized loss in fair value of derivatives	246,097	246,097
	85,156,244	85,156,244
Noncurrent liabilities and deferred credits:
Regulatory liability	11,575,185	11,575,185
Deferred income taxes	106,612,263	106,401,266
Unamortized investment tax credits	6,041,503	6,041,503
Postretirement benefits other than pensions	4,607,286	4,607,286
Unrealized loss in fair value of derivative contracts	18,838,190	18,838,190
Minority interest	903,389	903,389
Other	5,087,208	5,087,208
	153,665,024	153,454,027
Total Capitalization and Liabilities	$982,021,501	$981,431,417

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2003	2003
	As previously reported	As restated
Operating activities:
Net income (loss)	$6,024,265	$5,645,179
Adjustments to reconcile net income (loss) to cash flows:
Depreciation and amortization	7,612,916	7,612,916
Pension expense (income)	196,224	964,604
Deferred income taxes, net	2,408,690	2,197,692
Investment tax credit, net	(89,497)	(89,497)
Issuance of common stock and stock options for incentive plans	389,195	389,195
Unrealized gain/(loss) on derivatives	(84,748)	(84,748)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	10,527,001	10,527,001
Fuel, materials and supplies	91,706	91,706
Prepaid expenses and deferred charges	(235,910)	(235,910)
Accounts payable and accrued liabilities	(611,253)	(611,253)
Customer deposits, interest and taxes accrued	6,604,490	6,604,490
Other liabilities and deferred credits	(404,438)	(404,438)
Accumulated provision-rate refunds	(18,718,679)	(18,718,679)

Net cash provided by operating activities	13,709,963	13,888,258

Investing activities:
Construction expenditures	(28,288,316)	(28,462,576)
Non-regulated construction and other	(1,634,061)	(1,638,096)

Net cash used in investing activities	(29,922,377)	(30,100,672)

Financing activities:
Proceeds from issuance of common stock	1,834,274	1,834,274
Common stock issuance costs	—	—
Net proceeds from short-term borrowings	10,011,000	10,011,000
Dividends	(7,231,924)	(7,231,924)
Long-term debt issuance costs	(143,741)	(143,741)
Net issuance (repayment) of long-term debt	185,913	185,913

Net cash provided by (used in) financing activities	4,655,522	4,655,522

Net (decrease) in cash and cash equivalents	(11,556,892)	(11,556,892)

Cash and cash equivalents at beginning of period	14,439,227	14,439,227

Cash and cash equivalents at end of period	$2,882,335	$2,882,335

Note 3 - Retained Earnings

First Quarter 2003

Balance at January 1, 2003	$39,544,819
Changes January 1 through March 31:
Net income (Restated – Note 2)	5,645,179
Quarterly cash dividends on common stock:
• $0.32 per share	(7,231,924)

Total changes January 1 through March 31 (Restated – Note 2)	(1,586,745)

Balance at March 31, 2003	$37,958,074

Note 4 – Non-regulated Businesses

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

	As and for the quarter ended March 31,
	2003		2002
	Non-Regulated	Total Company	Non-Regulated	Total Company
	(Restated–Note 2)	(Restated–Note 2)

Statement of Income Information

Revenues	$5,342,701 *	$76,905,729	$477,110	$65,296,552
Operating income (loss)	$(321,050)	$13,806,239	$(330,556)	$7,644,471
Net income (loss)	$(418,425)	$5,645,179	$(330,556)	$(536,544)
Minority interest	$97,070	$97,070	$—	$—

Balance Sheet Information

Construction expenditures	$828,581	$28,471,755	$925,653	$14,664,683
Total assets	$23,436,950	$981,431,417	$12,618,385	$889,264,758
Minority interest	$903,389	$903,389	$—	$—

*Includes fiber optics revenues received from the regulated business that are eliminated in consolidations.

Note 5 – Adoption of Accounting Standard

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

Note 6 – Risk Management and Derivative Financial Instruments

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

Current assets	$8,560,267

Noncurrent assets	$24,353,237

Current liabilities	$246,097

Noncurrent liabilities	$18,838,190

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT

We have restated our consolidated financial statements as of and for the three and twelve months ended March 31, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million, net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three and the twelve months ended March 31, 2003, previously reported operating income, net income and earnings per share were reduced by $0.4 million, $0.4 million and $0.02, respectively. See Note 2 of “Notes to Consolidated Financial Statements” (Unaudited).

RESULTS OF OPERATIONS (Restated – Note 2)

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

Operating Revenue Deductions

During the first quarter of 2003, total operating expenses increased approximately $3.1 million (7.6%) (as restated) compared with the same period last year. Purchased power costs increased approximately $3.8 million (25.6%) but were offset by a $5.5 million (38.6%) decrease in fuel costs during the first quarter of 2003. The increase in purchased power costs was primarily due to increased demand resulting from colder temperatures in the first quarter of 2003, higher purchased power costs in 2003 as compared to the first quarter of 2002 and our inability at times during the extreme cold weather to get natural gas delivered. It was also more economical at times to purchase power than to utilize our own generation. Total fuel costs decreased during the first quarter of 2003 primarily due to $4.6 million of net gains recognized in relation to (1) the expiration of derivative contracts occurring during the normal course of business in the first quarter of 2003 related to the settlement of derivative contracts for natural gas ($2.6 million), (2) the disqualification of hedges for anticipated natural gas usage that was financially hedged but no longer necessary because of term purchases of firm energy during the quarter ($1.7 million) and (3) the unwinding of a physical forward contract at the counterparty’s request. In the first quarter of 2003, we began recording unrealized gains on the disqualified (overhedged) portion of our hedging activities in “Fuel” under the Operating Revenue Deductions section of our income statements. See Note 6 – Risk Management and Derivative Financial Instruments under Notes to Consolidated Financial Statements (Unaudited).

Other operating expenses (as restated) increased approximately $1.7 million (16.8%) during the period due mainly to increased pension and health care expenses. We expect pension expense to approximate $0.8 million in 2003 due to a decline in the value of invested funds. Additionally, we expect to be required under ERISA to fund approximately $400,000 for the 2003 plan year. Absent a substantial recovery in the equity markets, pension expense and cash funding requirements would substantially increase over the next several years. There were no expenses in the first quarter of 2003 relating to the terminated merger with Aquila, Inc., formerly UtiliCorp United Inc. (which was terminated by Aquila on January 2, 2001) as compared to $1.5 million during the first quarter of 2002. Expenses in the first quarter of 2002 that were related to the terminated merger were primarily the result of severance benefits incurred under our Change in Control Severance Pay Plan.

Maintenance and repairs expense decreased approximately $1.3 million (21.3%) as compared to the same period last year primarily due to lower payments during 2003 on our long-term operating plant maintenance contracts as compared to 2002 when we were making additional payments on the Energy Center and State Line Unit No. 1 contract for outage services. Lower maintenance costs at the Iatan Plant during the first quarter of 2003 (as compared to 2002 when there was a 10-week boiler overhaul outage) also contributed to the decrease. We expect maintenance and repairs expense to increase in the second quarter of 2003 due to substantial damage that occurred in the Kansas and Missouri areas of our service territory on May 4, 2003 resulting from tornadoes that initially disrupted power to an estimated 30,000 customers. The cost of property damage and reconstruction expense is preliminarily estimated at around $5 million. However, the exact cost, the extent of insurance reimbursement and the determination of how much of the cost will be capitalized as construction expenditures are not yet known. Depreciation and amortization expenses increased approximately $0.3 million (5.1%) during the quarter due to increased levels of plant and equipment. The provision for income taxes increased approximately $3.4 million during the first quarter of 2003 due to increased income. Other taxes decreased approximately $0.1 million (3.4%) during the first quarter of 2003 due to a decrease in city taxes resulting from the refund of the IEC in the first quarter of 2003.

During the twelve months ended March 31, 2003, total operating expenses increased approximately $13.1 million (8.2%) (as restated) compared to the year ago period. Total purchased power costs increased approximately $10.9 million (19.6%) during the twelve months ended March 31, 2003 but were offset by a $17.4 million (28.2%) decrease in fuel costs during the same period. The increase in purchased power costs was primarily due to increased demand because of weather conditions in the first quarter of 2003 and the second and third quarters of 2002 and the term purchases of firm energy previously discussed. Total fuel costs decreased during the twelve months ended March 31, 2003 primarily reflecting our hedging efforts, a $1.2 million reduction to fuel expense resulting from an unrealized gain on ineffective hedges in December 2002, lower natural gas prices in 2002 as compared to the same periods in 2001 and less generation by our gas-fired units due in large part to the term purchases of firm energy.

Other operating expenses (as restated) increased approximately $6.8 million (17.9%) during the twelve months ended March 31, 2003, compared to the same period last year due primarily to increases in administrative and general expense resulting from increased expense for employee health care and benefit plans as well as increased pension expense and increased transmission expense for the delivery of purchased energy to our system. There were no expenses during the twelve months ended March 31, 2003 relating to the terminated merger with Aquila, Inc. as compared to $1.7 million during the same period last year.

Maintenance and repairs expenses increased approximately $1.1 million (4.8%) during the twelve months ended March 31, 2003, compared to the year ago period. This increase was primarily due to expenditures for maintenance contracts entered into in July 2001 for the SLCC, the Energy Center and State Line Unit No. 1 that serve to levelize maintenance costs over time. Payments on the Energy Center and State Line Unit No. 1 contracts began in January 2002. Depreciation and amortization expense decreased approximately $2.6 million (9.1%) due to lower depreciation rates put into effect during the fourth quarter of 2001 as a result of the October Missouri rate order. Provision for income taxes increased $13.1 million reflecting increased income during the current period while other taxes increased approximately $2.1 million (15.2%) due to a reduction in capitalized property taxes related to the SLCC being placed into service in June 2001.

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

Earnings

Basic and diluted earnings per weighted average share of common stock (as restated) were $0.25 during the first quarter of 2003 as compared to a loss per share of common stock of $(0.03) during the first quarter of 2002. This increase in earnings per share was primarily due to the October 2001 and December 2002 Missouri rate increases, the July 2002 Kansas rate increase and colder temperatures during the first quarter of 2003. Also favorably impacting 2003 first quarter earnings was a $1.7 million net decrease in total fuel and purchased power costs and decreased maintenance costs. Negatively impacting earnings for the first quarter of 2002 were merger costs of $1.0 million, or $0.05 per share, net of tax, relating to the proposed merger with Aquila which was terminated on January 2, 2002. Excluding the merger expenses in the first quarter of 2002, earnings per share for the first quarter of 2002 would have been $0.02. Earnings for the second quarter of 2003 will be negatively impacted by increased maintenance and repairs expense related to the tornado damage that occurred in our service territory on May 4, 2003. Although the cost of property damage and reconstruction expense is preliminarily estimated at around $5 million, the exact cost, the extent of insurance reimbursement and the determination of how much of the cost will be capitalized as construction expenditures are not yet known. As a result, the impact on our future earnings is difficult to estimate. The impact on our second quarter earnings per share could be material. We currently do not expect that the impact on our 2003 results will be material.

Basic and diluted earnings per weighted average share of common stock for the twelve months ended March 31, 2003 (as restated), were $1.43 compared to $0.42 for the twelve months ended a year earlier. The increase was primarily due to the Missouri and Kansas rate increases, favorable weather during much of the period, a significant increase in off-system sales, a $6.5 million net decrease in total fuel and purchased power costs, and a decrease in depreciation expense. Negatively impacting earnings for the twelve months ended March 31, 2002 were $1.1 million in merger costs net of related income taxes, or $0.06 per share and a one-time non-cash charge of $2.5 million, net of related income taxes, or $0.14 per share in the third quarter of 2001 for disallowed capital costs related to the construction of the State Line Combined Cycle Unit. Excluding merger costs and the one-time non-cash charge, earnings per share for the twelve-months ended March 31, 2002 would have been $0.62.

LIQUIDITY AND CAPITAL RESOURCES

Our construction-related expenditures totaled $28.5 million (as restated) during the first quarter of 2003, compared to $14.7 million for the same period in 2002. Approximately $7.1 million of these 2003 expenditures related to additions to our distribution and transmission systems, approximately $19.6 million related to the Energy Center FT8 peaking units discussed below and approximately $0.8 million related to our investment in fiber optics cable and equipment. During the first quarter of 2003, approximately 22.1% of construction expenditures were satisfied internally from operations. The remainder was satisfied from short-term borrowings and proceeds from our sales of common stock and unsecured Senior Notes discussed below.

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

Our net cash flows provided by operating activities decreased $2.5 million (as restated) during the first quarter of 2003 as compared to the first quarter of 2002 primarily due to our refunding $18.7 million to our Missouri electric customers, the amount of the IEC (with interest) collected between October 2001 and December 2002. This outflow of cash was partially offset by a $6.2 million (as restated) increase in net income and an $8.3 million increase due to changes in accounts receivable and accrued unbilled revenues during the first quarter of 2003.

Our net cash flows used in investing activities increased $14.9 million (as restated) during the first quarter of 2003 as compared the same period in 2002 because of increased construction expenditures due to the purchase and installation of the two FT8 peaking units at the Empire Energy Center.

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

Restrictions in our mortgage bond indenture could affect our liquidity. The Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended March 31, 2003 would permit us to issue approximately $249.7 million of new first mortgage bonds based on this test with an assumed interest rate of 7.0%. The Mortgage provides an exception from this earnings requirement in certain instances, relating to the issuance of new first mortgage bonds against first mortgage bonds which have been, or are to be, retired.

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

Item 4.   Controls and Procedures.

Within the 90 day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

At March 31, 2003, our ratio of earnings to fixed charges was 2.56x.  See Exhibit (12) hereto.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.

(4)                      First Amendment to $100,000,000 Unsecured Credit Agreement, dated as of April 17, 2003, among Empire, UMB Bank, N.A., as arranger and administrative agent, Bank of America, N.A., as syndication agent, and the lenders named therein. (Incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for quarter ended March 31, 2003, File No. 1-3368)

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
Vice President – Finance and Chief Financial Officer

	By	/s/ Darryl L. Coit
Darryl L. Coit
Controller, Assistant Secretary and Assistant Treasurer

March 11, 2004