Form 10-Q/A
period 2003-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2004-03-11
CIK 32689

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

a. Consolidated Statements of Income (restated)

b. Consolidated Statement of Comprehensive Income (restated)

c. Consolidated Balance Sheet (restated)

d. Consolidated Statement of Cash Flows (restated)

e. Notes to Consolidated Financial Statements

Forward Looking Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

Results of Operations

Liquidity and Capital Resources

Contractual Obligations

Off-Balance Sheet Arrangements

Critical Accounting Policies

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

Signatures

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of The Empire District Electric Company for the quarter ended June 30, 2003, which was originally filed on August 13, 2003 (Original Filing) is to restate our consolidated financial statements at and for the three, six and twelve months ended June 30, 2003, and related disclosures.

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

We have restated our consolidated financial statements as of and for the three, six and twelve months ended June 30, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million, net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three, six and twelve months ended June 30, 2003, previously reported operating income, net income and earnings per share were reduced by the amounts shown in the table below.

	Three months ended June 30, 2003	Six months ended June 30, 2003		Twelve months ended June 30, 2003
Operating Income	$0.2 million	$0.6 million		$0.6 million
Net income	$0.2 million	$0.6 million		$0.6 million
Earnings per share	$0.01	$0.02	*	$0.03	*

*Small differences may exist due to rounding.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
	(Restated – Note 2)
Operating revenues:
Electric	$69,326,252	$68,155,498
Water	355,506	271,975
Non-regulated	4,921,175	477,298
	74,602,933	68,904,771
Operating revenue deductions:
Operating expenses:
Fuel	12,948,176	11,590,132
Purchased power	15,096,260	14,585,443
Non-Regulated	5,136,761	962,734
Regulated - other	12,577,813	11,069,329
Total operating expenses	45,759,010	38,207,638

Maintenance and repairs	5,327,269	6,439,570
Depreciation and amortization	7,167,339	6,450,723
Provision for income taxes	1,468,979	2,116,082
Other taxes	3,883,283	3,711,052
	63,605,880	56,925,065

Operating income	10,997,053	11,979,706
Other income and deductions:
Interest income	14,878	19,658
Provision for other income taxes	28,921	24,844
Minority interest	(208,695)	—
Other – net	(190,895)	(100,524)
	(355,791)	(56,022)
Income before interest charges	10,641,262	11,923,684
Interest charges:
Long-term debt – other	6,746,604	6,596,385
Trust preferred distributions by subsidiary holding solely parent debentures	1,062,500	1,062,500
Commercial paper	169,809	151,928
Allowance for borrowed funds used during construction	(97,924)	(139,188)
Other	97,973	225,543
	7,978,962	7,897,168
Net income applicable to common stock	$2,662,300	$4,026,516

Weighted average number of common shares outstanding	22,728,088	20,919,087

Basic and diluted earnings per weighted average share of common stock	$0.12	$0.19

Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Financial Statements.

	Six Months Ended June 30,
	2003	2002
	(Restated – Note 2)
Operating revenues:
Electric	$140,614,788	$132,717,045
Water	681,195	529,870
Non-regulated	10,212,679	954,408
	151,508,662	134,201,323
Operating revenue deductions:
Operating expenses:
Fuel	21,711,668	25,870,684
Purchased power	33,632,904	29,341,620
Non-regulated	10,667,494	1,786,594
Regulated - other	24,398,031	21,188,891
Expenses related to terminated merger	—	1,524,355
Total operating expenses	90,410,097	79,712,144

Maintenance and repairs	10,120,152	12,525,507
Depreciation and amortization	13,982,256	12,935,026
Provision for income taxes	4,636,664	1,892,359
Other taxes	7,556,202	7,512,110
	126,705,371	114,577,146

Operating income	24,803,291	19,624,177
Other income and deductions:
Interest income	32,494	48,774
Provision for other income taxes	54,529	37,708
Minority interest	(305,765)	—
Other - net	(376,271)	(322,166)
	(595,013)	(235,684)
Income before interest charges	24,208,278	19,388,493
Interest charges:
Long-term debt - other	13,483,894	13,193,134
Trust preferred distributions by subsidiary holding solely parent debentures	2,125,000	2,125,000
Commercial paper	248,071	291,962
Allowance for borrowed funds used during construction	(293,513)	(239,957)
Other	337,347	528,382
	15,900,799	15,898,521
Net income applicable to common stock	$8,307,479	$3,489,972

Weighted average number of common shares outstanding	22,668,198	20,355,121

Basic and diluted earnings per weighted average share of common stock	$0.37	$0.17

Dividends per share of common stock	$0.64	$0.64

See accompanying Notes to Financial Statements.

	Twelve Months Ended June 30,
	2003	2002
	(Restated – Note 2)
Operating revenues:
Electric	$302,469,537	$277,478,486
Water	1,226,996	1,068,060
Non-regulated	19,513,801	1,807,069
	323,210,334	280,353,615
Operating revenue deductions:
Operating expenses:
Fuel	45,596,450	60,804,399
Purchased power	67,056,391	55,928,565
Non-regulated	20,791,921	2,814,786
Regulated - other	46,273,432	39,928,875
Expenses related to terminated merger	—	1,679,275
Total operating expenses	179,718,194	161,155,900

Maintenance and repairs	21,990,619	24,179,874
Depreciation and amortization	27,131,660	28,166,464
Provision for income taxes	16,135,102	5,540,623
Other taxes	16,219,538	14,396,321
	261,195,113	233,439,182

Operating income	62,015,221	46,914,433
Other income and deductions:
Allowance for equity funds used during construction	—	104,104
Interest income	71,055	113,229
Loss on plant disallowance	—	(4,087,066)
Provision for other income taxes	97,619	1,563,121
Minority interest	(448,228)	—
Other - net	(820,659)	(791,476)
	(1,100,213)	(3,098,088)
Income before interest charges	60,915,008	43,816,345
Interest charges:
Long-term debt	25,248,722	26,385,160
Trust preferred distributions by subsidiary holding solely parent debentures	4,250,000	4,250,000
Commercial paper	669,297	1,046,927
Allowance for borrowed funds used during construction	(624,365)	121,791
Other	1,029,730	1,067,642
	30,573,384	32,871,520
Net income applicable to common stock	$30,341,624	$10,944,825

Weighted average number of common shares outstanding	22,580,923	19,133,160

Basic and diluted earnings per weighted average share of common stock	$1.34	$0.57

Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
	(Restated – Note 2)

Net income	$2,662,300	$4,026,516

Reclassification adjustments for gains/(losses) included in net income	490,238	(232,750)
Change in fair market value of open derivative contracts for period	3,163,004	3,376,251
Income taxes	(1,388,232)	(1,194,530)
Net change in unrealized gain on derivative contracts	2,265,010	1,948,971

Comprehensive Income	$4,927,310	$5,975,487

	Six Months Ended June 30,
	2003	2002
	(Restated – Note 2)

Net income	$8,307,479	$3,489,972

Reclassification adjustments for gains/(losses) included in net income	(3,408,620)	1,132,400
Change in fair market value of open derivative contracts for period	9,249,189	8,746,321
Income taxes	(2,219,416)	(3,753,914)
Net change in unrealized gain on derivative contracts	3,621,153	6,124,807

Comprehensive Income	$11,928,632	$9,614,779

	Twelve Months Ended June 30,
	2003	2002
	(Restated – Note 2)

Net income	$30,341,624	$10,944,825

Reclassification adjustments for gains/(losses) included in net income	(4,203,360)	1,822,800
Change in fair market value of open derivative contracts for period	13,430,978	6,218,421
Income taxes	(3,506,495)	(3,055,664)
Net change in unrealized gain on derivative contracts	5,721,123	4,985,557

Comprehensive Income	$36,062,747	$15,930,382

See accompanying Notes to Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY	CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2003	December 31, 2002
	(Restated – Note 2)
ASSETS
Plant and property, at original cost:
Electric	$1,172,179,707	$1,099,983,796
Water	8,603,531	8,400,720
Non-regulated	19,718,851	17,075,955
Construction work in progress	11,864,314	41,504,451
	1,212,366,403	1,166,964,922
Accumulated depreciation and amortization	386,080,983	372,892,648
	826,285,420	794,072,274
Current assets:
Cash and cash equivalents	4,484,729	14,439,227
Accounts receivable - trade, net	22,123,394	21,993,819
Accrued unbilled revenues	8,977,246	9,543,729
Accounts receivable – other	9,994,638	9,979,840
Fuel, materials and supplies	32,800,822	31,227,447
Unrealized gain in fair value of derivative contracts	11,263,768	5,983,490
Prepaid expenses	1,941,131	1,640,745
	91,585,728	94,808,297
Deferred charges:
Regulatory assets	45,255,976	36,169,683
Unamortized debt issuance costs	9,355,737	6,287,639
Unrealized gain in fair value of derivative contracts	23,511,232	16,949,388
Other	20,547,210	21,866,142
	98,670,155	81,272,852
Total Assets	$1,016,541,303	$970,153,423

CAPITALIZATION AND LIABILITIES:
Common stock, $1 par value, 22,799,528 and 22,567,179 shares issued and outstanding, respectively	$22,799,528	$22,567,179
Capital in excess of par value	264,276,248	260,559,197
Retained earnings (Note 3)	33,337,960	39,544,819
Accumulated other comprehensive income (net)	10,264,620	6,643,467
Total common stockholders’ equity	330,678,356	329,314,662
Long-term debt
Company obligated manditorily redeemable trust preferred securities of subsidiary holding solely parent debentures	50,000,000	50,000,000
Obligations under capital lease	381,364	462,618
First mortgage bonds and secured debt	210,857,584	210,602,210
Unsecured debt	147,679,599	149,933,267
	408,918,547	410,998,095
Current liabilities:
Accounts payable and accrued liabilities	35,761,032	37,496,190
Commercial paper	74,350,000	22,541,000
Customer deposits	4,943,434	4,644,105
Interest accrued	3,157,764	3,990,184
Taxes accrued	1,969,599	—
Provision for rate refund	—	18,718,679
Obligations under capital lease	200,011	194,143
Unrealized loss in fair value of derivatives	444,140	64,000
	120,825,980	87,648,301
Noncurrent liabilities and deferred credits:
Regulatory liability	11,309,560	11,840,810
Deferred income taxes	110,223,255	103,144,549
Unamortized investment tax credits	5,988,468	6,131,000
Postretirement benefits other than pensions	4,609,776	4,928,965
Unrealized loss in fair value of derivative contracts	17,035,503	10,914,668
Minority interest	1,112,084	806,319
Other	5,839,774	4,426,054
	156,118,420	142,192,365
Total Capitalization and Liabilities	$1,016,541,303	$970,153,423

See accompanying Notes to Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002
	(Restated – Note 2)
Operating activities:
Net income	$8,307,479	$3,489,972
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	15,660,298	14,631,742
Pension expense (income)	1,929,209	(1,790,891)
Deferred income taxes, net	4,343,640	633,862
Investment tax credit, net	(142,532)	(73,502)
Issuance of common stock and stock options for incentive plans	713,149	605,642
Unrealized loss on derivatives	(77,149)	(317,660)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	998,681	(509,040)
Fuel, materials and supplies	(1,573,375)	(996,434)
Prepaid expenses and deferred charges	(746,124)	371,505
Accounts payable and accrued liabilities	(1,703,967)	(10,378,305)
Customer deposits, interest and taxes accrued	1,436,478	3,589,603
Other liabilities and other deferred credits	551,213	1,459,758
Accumulated provision – rate refunds	(18,718,679)	9,288,042

Net cash provided by operating activities	10,978,321	20,004,294

Investing activities:
Capital expenditures – regulated	(44,047,606)	(32,752,902)
Capital expenditures - non-regulated	(2,247,440)	(1,899,123)

Net cash used in investing activities	(46,295,046)	(34,652,025)

Financing activities:
Proceeds from issuance of common stock	3,262,610	54,199,267
Proceeds from issuance of senior notes	98,000,000	—
Long-term debt issuance costs	(3,574,420)	—
Redemption of senior notes	(100,025,000)	—
Premium paid on extinguished debt	(9,072,688)	—
Discount on issuance of senior notes	(568,400)	—
Common stock issuance costs	—	(2,475,233)
Net change in commercial paper	51,809,000	6,500,000
Dividends	(14,514,338)	(13,491,921)
Repayment of long-term debt	45,463	(37,617,316)

Net cash provided by financing activities	25,362,227	7,114,797

Net decrease in cash and cash equivalents	(9,954,498)	(7,532,934)

Cash and cash equivalents at beginning of period	14,439,227	11,440,275

Cash and cash equivalents at end of period	$4,484,729	$3,907,341

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

Note 2 - Restatement

We have restated our consolidated financial statements as of and for the three, six and twelve months ended June 30, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million, net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three, six and twelve months ended June 30, 2003, previously reported operating income, net income and earnings per share were reduced by the amounts shown in the table below.

	Three months ended June 30, 2003	Six months ended June 30, 2003		Twelve months ended June 30, 2003
Operating Income	$0.2 million	$0.6 million		$0.6 million
Net income	$0.2 million	$0.6 million		$0.6 million
Earnings per share	$0.01	$0.02	*	$0.03	*

*Small differences may exist due to rounding.

The effect of the restatement on the periods presented in this Form 10-Q/A is summarized below:

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2003		2003
	As previously reported	As restated	As previously reported	As restated
Operating revenues:
Electric	$69,326,252	$69,326,252	$140,614,788	$140,614,788
Water	355,506	355,506	681,195	681,195
Non-regulated	4,921,175	4,921,175	10,212,679	10,212,679
	74,602,933	74,602,933	151,508,662	151,508,662
Operating revenue deductions:
Operating expenses:
Fuel	12,948,176	12,948,176	21,711,668	21,711,668
Purchased power	15,096,260	15,096,260	33,632,904	33,632,904
Non-regulated	5,129,534	5,136,761	10,651,217	10,667,494
Other	12,217,625	12,577,813	23,456,810	24,398,031
Total operating expenses	45,391,595	45,759,010	89,452,599	90,410,097

Maintenance and repairs	5,327,269	5,327,269	10,120,152	10,120,152
Depreciation and amortization	7,167,339	7,167,339	13,982,256	13,982,256
Provision for income taxes	1,597,953	1,468,979	4,976,635	4,636,664
Other taxes	3,883,283	3,883,283	7,556,202	7,556,202
	63,367,439	63,605,880	126,087,844	126,705,371

Operating income	11,235,494	10,997,053	25,420,818	24,803,291
Other income and deductions:
Interest income	14,878	14,878	32,494	32,494
Provision for other income taxes	28,921	28,921	54,529	54,529
Minority interest	(208,695)	(208,695)	(305,765)	(305,765)
Other – net	(190,895)	(190,895)	(376,271)	(376,271)
	(355,791)	(355,791)	(595,013)	(595,013)
Income before interest charges	10,879,703	10,641,262	24,825,805	24,208,278
Interest charges:
Long-term debt – other	6,746,604	6,746,604	13,483,894	13,483,894
Trust preferred distributions by subsidiary holding solely parent debentures	1,062,500	1,062,500	2,125,000	2,125,000
Commercial paper	169,809	169,809	248,071	248,071
Allowance for borrowed funds used during construction	(97,924)	(97,924)	(293,513)	(293,513)
Other	97,973	97,973	337,347	337,347
	7,978,962	7,978,962	15,900,799	15,900,799
Net income (loss) applicable to common stock	$2,900,741	$2,662,300	$8,925,006	$8,307,479

Weighted average number of common shares outstanding	22,728,088	22,728,088	22,668,198	22,668,198

Basic and diluted earnings (loss) per weighted average share of common stock	$0.13	$0.12	$0.39	$0.37

Dividends per share of common stock	$0.32	$0.32	$0.64	$0.64

	Twelve Months Ended June 30, 2003
	As previously reported	As restated
Operating revenues:
Electric	$302,469,537	$302,469,537
Water	1,226,996	1,226,996
Non-regulated	19,513,801	19,513,801
	323,210,334	323,210,334
Operating revenue deductions:
Operating expenses:
Fuel	45,596,450	45,596,450
Purchased power	67,056,391	67,056,391
Non-regulated	20,775,644	20,791,921
Other	45,332,210	46,273,432
Total operating expenses	178,760,695	179,718,194

Maintenance and repairs	21,990,619	21,990,619
Depreciation and amortization	27,131,660	27,131,660
Provision for income taxes	16,475,073	16,135,102
Other taxes	16,219,538	16,219,538
	260,577,585	261,195,113

Operating income	62,632,749	62,015,221
Other income and deductions:
Interest income	71,055	71,055
Provision for other income taxes	97,619	97,619
Minority interest	(448,228)	(448,228)
Other – net	(820,659)	(820,659)
	(1,100,213)	(1,100,213)
Income before interest charges	61,532,536	60,915,008
Interest charges:
Long-term debt - other	25,248,722	25,248,722
Trust preferred distributions by subsidiary holding solely parent debentures	4,250,000	4,250,000
Commercial paper	669,297	669,297
Allowance for borrowed funds used during construction	(624,365)	(624,365)
Other	1,029,730	1,029,730
	30,573,384	30,573,384
Net income (loss) applicable to common stock	$30,959,152	$30,341,624

Weighted average number of common shares outstanding	22,580,923	22,580,923

Basic and diluted earnings (loss) per weighted average share of common stock	$1.37	$1.34

Dividends per share of common stock	$1.28	$1.28

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As previously reported	As restated	As previously reported	As restated

Net income	$2,900,741	$2,662,300	$8,925,006	$8,307,479

Reclassification adjustments for gains/(losses) included in net income	490,238	490,238	(3,408,620)	(3,408,620)
Change in fair market value of open derivative contracts for period	3,163,004	3,163,004	9,249,189	9,249,189
Income taxes	(1,388,232)	(1,388,232)	(2,219,416)	(2,219,416)
Net change in unrealized gain on derivative contracts	2,265,010	2,265,010	3,621,153	3,621,153

Comprehensive Income	$5,165,751	$4,927,310	$12,546,159	$11,928,632

	Twelve Months Ended June 30, 2003
	As previously reported	As restated

Net income	$30,959,152	$30,341,624

Reclassification adjustments for gains/(losses) included in net income	(4,203,360)	(4,203,360)
Change in fair market value of open derivative contracts for period	13,430,978	13,430,978
Income taxes	(3,506,495)	(3,506,495)
Net change in unrealized gain on derivative contracts	5,721,123	5,721,123

Comprehensive Income	$36,680,275	$36,062,747

Consolidated Balance Sheets

	June 30, 2003
	As previously reported	As restated
ASSETS
Utility plant, at original cost:
Electric	$1,172,179,707	$1,172,179,707
Water	8,603,531	8,603,531
Non-regulated	19,718,851	19,718,851
Construction work in progress	11,575,053	11,864,314
	1,212,077,142	1,212,366,403
Accumulated depreciation	386,080,983	386,080,983
	825,996,159	826,285,420

Cash and cash equivalents	4,484,729	4,484,729
Accounts receivable - trade, net	22,123,394	22,123,394
Accrued unbilled revenues	8,977,246	8,977,246
Accounts receivable – other	9,994,638	9,994,638
Fuel, materials and supplies	32,800,822	32,800,822
Unrealized gain in fair value of derivative contracts	11,263,768	11,263,768
Prepaid expenses	1,941,131	1,941,131
	91,585,728	91,585,728
Deferred charges:
Regulatory assets	45,255,976	45,255,976
Unamortized debt issuance costs	9,355,737	9,355,737
Unrealized gain in fair value of derivative contracts	23,511,232	23,511,232
Other	21,793,969	20,547,210
	99,916,914	98,670,155
Total Assets	$1,017,498,801	$1,016,541,303

CAPITALIZATION AND LIABILITIES:
shares issued and outstanding, respectively	$22,799,528	$22,799,528
Capital in excess of par value	264,276,248	264,276,248
Retained earnings (Note 3)	33,955,487	33,337,960
Accumulated other comprehensive income (net)	10,264,620	10,264,620
Total common stockholders’ equity	331,295,883	330,678,356
Long-term debt
Company obligated manditorily redeemable trust preferred securities of subsidiary holding solely parent debentures	50,000,000	50,000,000
Obligations under capital lease	381,364	381,364
First mortgage bonds and secured debt	210,857,584	210,857,584
Unsecured debt	147,679,599	147,679,599
	408,918,547	408,918,547
Current liabilities:
Accounts payable and accrued liabilities	35,761,032	35,761,032
Commercial paper	74,350,000	74,350,000
Customer deposits	4,943,434	4,943,434
Interest accrued	3,157,764	3,157,764
Taxes accrued	1,969,599	1,969,599
Provision for rate refund	—	—
Obligations under capital lease	200,011	200,011
Unrealized loss in fair value of derivatives	444,140	444,140
	120,825,980	120,825,980
Noncurrent liabilities and deferred credits:
Regulatory liability	11,309,560	11,309,560
Deferred income taxes	110,563,256	110,223,255
Unamortized investment tax credits	5,988,468	5,988,468
Postretirement benefits other than pensions	4,609,776	4,609,776
Unrealized loss in fair value of derivative contracts	17,035,503	17,035,503
Minority interest	1,112,084	1,112,084
Other	5,839,774	5,839,774
	156,458,421	156,118,420
Total Capitalization and Liabilities	$1,017,498,801	$1,016,541,303

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2003	2003
	As previously reported	As restated
Operating activities:
Net income (loss)	$8,925,006	$8,307,479
Adjustments to reconcile net income (loss) to cash flows:
Depreciation and amortization	15,660,298	15,660,298
Pension expense (income)	682,449	1,929,209
Deferred income taxes, net	4,683,611	4,343,640
Investment tax credit, net	(142,532)	(142,532)
Issuance of common stock and stock options for incentive plans	713,149	713,149
Unrealized gain/(loss) on derivatives	(77,149)	(77,149)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	998,681	998,681
Fuel, materials and supplies	(1,573,375)	(1,573,375)
Prepaid expenses and deferred charges	(746,124)	(746,124)
Accounts payable and accrued liabilities	(1,703,967)	(1,703,967)
Customer deposits, interest and taxes accrued	1,436,478	1,436,478
Other liabilities and deferred credits	551,213	551,213
Accumulated provision-rate refunds	(18,718,679)	(18,718,679)

Net cash provided by operating activities	10,689,059	10,978,321

Investing activities:
Construction expenditures	(43,764,854)	(44,047,606)
Non-regulated construction and other	(2,240,930)	(2,247,440)

Net cash used in investing activities	(46,005,784)	(46,295,046)

Financing activities:
Proceeds from issuance of common stock	3,262,610	3,262,610
Proceeds from issuance of senior notes	98,000,000	98,000,000
Long-term debt issuance costs	(3,574,420)	(3,574,420)
Redemption of senior notes	(100,025,000)	(100,025,000)
Premium paid on extinguished debt	(9,072,688)	(9,072,688)
Discount on issuance of senior notes	(568,400)	(568,400)
Common stock issuance costs	—	—
Net change in commercial paper	51,809,000	51,809,000
Dividends	(14,514,338)	(14,514,338)
Repayment of long-term debt	45,463	45,463

Net cash provided by (used in) financing activities	25,362,227	25,362,227

Net (decrease) in cash and cash equivalents	(9,954,498)	(9,954,498)

Cash and cash equivalents at beginning of period	14,439,227	14,439,227

Cash and cash equivalents at end of period	$4,484,729	$4,484,729

Note 3 - Retained Earnings

Balance at January 1, 2003	$39,544,819
Changes January 1 through March 31, 2003:
Net income (Restated – Note 2)	5,645,179
Quarterly cash dividends on common stock:
- $0.32 per share	(7,231,924)

Balance April 1, 2003	37,958,074
Changes April 1 through June 30, 2003:
Net income (Restated – Note 2)	2,662,300
Quarterly cash dividends on common stock:
- $0.32 per share	(7,282,414)

Balance June 30, 2003	$33,337,960

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

	As and for the quarter ended June 30,
	2003**		2002
	Non-Regulated	Total Company	Non-Regulated	Total Company
Statement of Income Information
	(Restated – Note 2)	(Restated – Note 2)
Revenues	$5,000,587 *	$74,602,933	$477,298	$68,904,771
Operating income (loss)	$(280,087)	$10,997,053	$(396,509)	$11,979,706
Net income (loss)	$(488,783)	$2,662,300	$(396,509)	$4,026,516
Minority interest	$208,695	$208,695	$—	$—

Capital Expenditures
	$609,343	$16,199,785	$688,770	$18,912,515
Balance Sheet Information

Total assets	$22,511,219	$1,016,541,303	$12,618,385	$970,153,423
Minority interest	$1,112,084	$1,112,084	$—	$—

	For the six months ended June 30,
	2003**		2002
	Non-Regulated	Total Company	Non-Regulated	Total Company
Statement of Income Information
	(Restated – Note 2)	(Restated – Note 2)
Revenues	$10,343,288 *	$151,508,662	$954,408	$134,201,323
Operating income (loss)	$(601,138)	$24,803,291	$(727,065)	$19,624,777
Net income (loss)	$(907,208)	$8,307,479	$(727,065)	$3,489,972
Minority interest	$305,765	$305,765	$—	$—

Capital Expenditures
	$2,747,017	$45,980,633	$1,913,482	$33,876,257

*Includes revenues received from the regulated business that are eliminated in consolidations.

**Increases in 2003 revenues, assets and minority interest primarily reflect the acquisition of MAPP, a company specializing in close tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries.

Note 5 – Recently Issued Accounting Standards

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements Nos. 5, 57, and 107 and recession of FASB Interpretation No. 34”.  FIN 45 requires: (1) the guarantor of debt to recognize a liability, at the inception of the guarantee, for the fair value of the obligation undertaken in issuing this guarantee, (2) indirect guarantees of debt to be recognized in the financial statements of the guarantor and (3) the guarantor to disclose the background and nature of the guarantee, the maximum potential amount to be paid under the guarantee, the carrying value of the liability associated with the guarantee and any recourse of the guarantor to recover amounts paid under the guarantee from third parties.  FIN 45 rescinds all the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others; as it has been incorporated into the provisions of FIN 45.  The provisions of FIN 45 are effective for all guarantees issued or modified subsequent to December 31, 2002.  The disclosure requirements of FIN 45 are effective for the financial statements of interim and annual periods ending after December 15, 2002. Other than the guarantee of a $2.5 million note issued by MAPP, we do not have any material commitments within the scope of FIN 45. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”

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

Note 6 – Risk Management and Derivative Financial Instruments

On January 1, 2001, we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities and Amendment of SFAS 133” (FAS 138). FAS 133, as amended, requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. We utilize derivatives to manage our natural gas commodity market risk to help manage our exposure resulting from purchasing natural gas, to be used as fuel, on the volatile spot market and to manage certain interest rate exposure. See Note 7 and Note 8.

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

Note 7 – Long-Term Debt

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

Note 8 – Commitments and Contingencies

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

We have announced our intentions to redeem (subject to market and other conditions, including financing) our First Mortgage Bonds, 9.75% Series due 2020, aggregate principal amount of $2.25 million and our First Mortgage Bonds 7.25% Series due 2028, aggregate principal amount of $13.058 million in the summer or fall of 2003. We have also announced our intentions to redeem our First Mortgage Bonds 7.0% Series due 2023, aggregate principal amount of $45 million in October 2003. The funds necessary for the redemption of the 9.75% bonds and the 7.25% bonds are initially expected to come from short-term debt. We filed a shelf registration statement with the SEC on August 5, 2003 covering an aggregate of $200 million of our common stock, first mortgage bonds, unsecured debt securities and preference stock. The registration statement is not yet effective. Proceeds of one or more offerings of securities to be covered by this new shelf registration statement will be used to finance the redemption of the 7% bonds and to repay the short-term debt incurred in connection with the other redemptions (including the completed redemption of our Senior Notes, 7.70% Series due 2004). On May 16, 2003, we also entered into a Treasury Lock forward transaction with an outside counterparty to hedge the risk of changes in the first 60 semi-annual interest payment cash flows for $60 million of the intended issuances. The risks being hedged are attributable to changes in the 30-year benchmark Treasury rate (risk free rate) for the debt pricing. The Treasury Lock transaction will effectively lock in a yield on $60 million of the intended debt offering. We “mark-to-market” the fair market value of this contract at the end of each accounting period as specified in FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The fair market value of this contract at June 30, 2003 was $0.4 million net of tax and is included in Other Comprehensive Income. The before tax balance of $0.6 million is included in the Unrealized Gain in Fair Value of Derivatives Contracts – Current balance on our Consolidated Balance Sheet. The Treasury Lock will expire on October 15, 2003 and will require a settlement payment to be made by us to the counterparty, or vice versa, depending on the underlying Treasury Rate on such date. If we complete the refinancings, any payment received by us will lower the effective yield on, and be accrued over the life of, the new securities, and any payment made by us will increase the issuance costs of, and be amortized over the life of, such securities. An increase or decrease of ¼ % in the underlying Treasury Rate would cause a corresponding change in the settlement amount we would receive or pay of approximately $2 million. Based on the underlying Treasury Rate on July 31, 2003, we would receive a settlement payment of $7.1 million before taxes if the Treasury Lock had expired on that date.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT

We have restated our consolidated financial statements as of and for the three, six and twelve months ended June 30, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million, net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three, six and twelve months ended June 30, 2003, previously reported operating income, net income and earnings per share were reduced by the amounts shown in the table below. See Note 2 of “Notes to Consolidated Financial Statements” (Unaudited).

	Three months ended June 30, 2003	Six months ended June 30, 2003		Twelve months ended June 30, 2003
Operating Income	$0.2 million	$0.6 million		$0.6 million
Net income	$0.2 million	$0.6 million		$0.6 million
Earnings per share	$0.01	$0.02	*	$0.03	*

*Small differences may exist due to rounding.

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

On-system wholesale Kwh sales decreased during the second quarter of 2003 reflecting the weather conditions discussed above. Also contributing to the decrease was the change in customer status in June 2003 of one of our on-system wholesale customers who elected to go off-system and purchase power from us at market-based rates. Revenues received from this customer, which comprised 5-6 % of our on-system wholesale sales in both 2002 and 2001, are now included in our off-system sales. Revenues associated with these Kwh sales increased as a result of the FERC rate increase that became effective May 1, 2003.

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

Rate Matters

The following table sets forth information regarding electric and water rate increases affecting the revenue comparisons discussed above:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri - Electric	November 3, 2000	$17,100,000	8.40%	October 2, 2001
Missouri - Electric	March 8, 2002	11,000,000	4.97%	December 1, 2002
Missouri - Water	May 15, 2002	358,000	33.70%	December 23, 2002
Kansas - Electric	December 28, 2001	2,539,000	17.87%	July 1, 2002
FERC - Electric	March 17, 2003	1,672,000	14.00%	May 1, 2003
Oklahoma - Electric	March 4, 2003	766,500	10.99%	*August 1, 2003

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

Operating Revenue Deductions

During the second quarter of 2003, total operating expenses increased approximately $7.6 million (19.8%) (as restated) compared with the same period last year due mainly to the approximately $4.2 million increase in non-regulated operating expense described above.

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

Other operating expenses (as restated) increased $1.5 million (13.6%) during the period due to a $1.4 million (as restated) increase in pension expense resulting from a decline in the value of invested pension funds. We expect pension expense to approximate $0.7 million in 2003 due to the decline in the value of those funds. Additionally, we expect to be required under ERISA to fund approximately $0.3 million in 2004 and $2.0 million in 2005 to maintain minimum funding levels. Absent a substantial recovery in the equity markets, we expect pension expense and cash funding requirements to substantially increase over the next several years. Maintenance and repair expense decreased approximately $1.1 million (17.3%) during the quarter, primarily due to a $1.8 million true-up credit from Siemens Westinghouse in June 2003 related to our maintenance contract entered into in July 2001 for the State Line Combined Cycle Unit. Monthly payments on this contract have been based on an estimated number of starts. Actual starts during the last twelve months, however, were significantly less than originally estimated resulting in the June 2003 true up credit. This credit was partially offset by costs associated with the maintenance outages at the Riverton and Iatan plants. Our transmission and distribution systems in our Kansas and Missouri service territories suffered an estimated $7.9 million of property damage from tornadoes that occurred on May 4, 2003 that initially disrupted power to an estimated 30,000 customers. Approximately $5.6 million of this amount was recorded as capital expenditures as of June 30, 2003. The majority of our related reconstruction costs were either capitalized or are expected to be reimbursed by insurance with only approximately $0.2 million being expensed. No amounts have been recorded to date for any potential insurance recoveries.

Depreciation and amortization expense increased approximately $0.7 million (11.1%) during the quarter due to increased plant in service. The provision for income taxes decreased $0.6 million (30.5%) (as restated) during the second quarter of 2003 due to a decrease in taxable income. Our effective federal income tax rate for the second quarter of 2003 was 35.1% as compared to 34.2% for the second quarter of 2002. Other taxes increased approximately $0.2 million (4.6%) during the second quarter of 2003 due mainly to increased property taxes reflecting our additions to plant in service.

For the six months ended June 30, 2002, total operating expenses were up approximately $10.7 million (13.4%) (as restated) due largely to the approximately $8.9 million increase in non-regulated operating expense described above. Purchased power costs increased $4.3 million (14.6%) but were offset by a $4.2 million (16.1%) decrease in total fuel costs for the six-month period ending June 30, 2003. The increase in purchased power costs reflected increased demand resulting from colder temperatures in the first quarter of 2003, higher purchased power costs in the first quarter of 2003 and our inability at times during extremely cold weather to get natural gas delivered. It was also more economical at times to purchase power than to utilize our own generation. Total fuel costs decreased during the six months ended June 30, 2003 primarily due to $4.6 million of net gains recognized in the first quarter of 2003 in relation to (1) the expiration of derivative contracts occurring during the normal course of business in the first quarter of 2003 related to the settlement of derivative contracts for natural gas ($2.6 million), (2) the disqualification of hedges for anticipated natural gas usage that had been financially hedged but were no longer necessary because of term purchases of firm energy during the quarter ($1.7 million) and (3) the unwinding of a physical forward contract at the counterparty’s request. See Note 6 – Risk Management and Derivative Financial Instruments under Notes to Consolidated Financial Statements (Unaudited).

Other operating expenses (as restated) for the first six months of 2003 increased approximately $3.2 million (15.2%) primarily as a result of a $2.7 million increase in pension expense (as restated) resulting from a decline in the value of invested pension funds. Other operating expenses for the six months ended June 30, 2002 included $1.5 million (largely severance costs) relating to the terminated merger with Aquila, Inc.

Maintenance and repair expense decreased $2.4 million (19.2%) for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the $1.8 million true-up credit from Siemens Westinghouse described above. Lower payments during the first half of 2003 on our long-term operating plant maintenance contracts as compared to the first half of 2002 when we were making additional payments on the Energy Center and State Line Unit No. 1 contract for outage services also contributed to the decrease. Depreciation and amortization expense increased approximately $1.0 million (8.1%) during the six-month period due to increased plant in service. Total provisions for income taxes increased $2.7 million (145.0%) (as restated) due to an increase in taxable income. Our effective federal income tax rate for the first six months of 2003 was 35.6% as compared to 34.7% for the first six months of 2002. Other taxes were virtually the same for both six month periods.

During the twelve months ended June 30, 2003, total operating expenses (as restated) increased approximately $18.6 million (11.5%) compared to the same period in 2002 due mainly to the $18.0 million increase in non-regulated operating expense described above. Total purchased power costs increased approximately $11.1 million (19.9%) while total fuel costs decreased approximately $15.2 million (25.0%) during the twelve-month period. The increase in purchased power costs was primarily due to increased demand because of weather conditions in the first quarter of 2003 and the third quarter of 2002, higher purchased power costs in the first quarter of 2003, our inability at times during extremely cold weather to get natural gas delivered, and the term purchases of firm energy previously discussed. Total fuel costs decreased during the twelve months ended June 30, 2003 reflecting the positive results of our hedging efforts during the period, a $1.2 million reduction to fuel expense resulting from an unrealized gain on ineffective hedges in December 2002, low natural gas prices in the third quarter of 2002 and less generation by our gas-fired units due in large part to the term purchases of firm energy. Other operating expenses (as restated) increased approximately $6.3 million (15.9%) during the twelve months ended June 30, 2003, compared to the same period last year primarily as a result of a $3.8 million (as restated) decrease in pension income due to a decline in the value of invested pension funds. Other operating expenses for the twelve months ended June 30, 2002 also included $1.7 million of expenses related to the terminated merger discussed above.

Maintenance and repair expense decreased approximately $2.2 million (9.1%) during the twelve months ended June 30, 2003 compared to the prior period, primarily due to the $1.8 million true-up credit from Siemens Westinghouse and lower payments during the first half of 2003 than in 2002 on our long-term operating plant maintenance contracts discussed above. Depreciation and amortization expense decreased approximately $1.0 million (3.7%) due to the lower depreciation rates put into effect during the fourth quarter of 2001 as a result of the October 2001 Missouri rate order. Total provision for income taxes increased $10.6 million (191.2%) (as restated) due to increased taxable income during the current period. Our effective federal income tax rate for the twelve months ended June 30, 2003 was 34.6% as compared to 26.7% for the twelve months ended June 30, 2002. Other taxes increased approximately $1.8 million (12.7%) due mainly to increased property taxes.

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

Earnings

For the second quarter of 2003, basic and diluted earnings per weighted average share of common stock (as restated) were $0.12 compared to $0.19 during the second quarter of 2002. Earnings per share decreased primarily as a result of decreased sales due to milder temperatures during June 2003 as compared to June 2002, partially offset by the December 2002 Missouri rate increase, the July 2002 Kansas rate increase and the May 2003 FERC rate increase. Also negatively impacting 2003 second quarter earnings was a $1.9 million net increase in total fuel and purchased power costs and the $1.4 million increase in pension expense (as restated), offset to some extent by the decline in maintenance expense discussed above.

Basic and diluted earnings per weighted average share for the six months ended June 30, 2003 (as restated), were $0.37 compared to $0.17 for the six months ended a year earlier. This increase in earnings per share was primarily due to increased sales resulting from colder temperatures during the first quarter of 2003, the December 2002 Missouri rate increase, the July 2002 Kansas rate increase and the May 2003 FERC rate increase. Negatively impacting earnings for first six months of 2002 were merger costs of $1.1 million (net of taxes).

Basic and diluted earnings per weighted average share of common stock for the twelve months ended June 30, 2003 (as restated), were $1.34 compared to $0.57 for the twelve months ended in 2002. The increase was primarily due to the Missouri, Kansas and FERC rate increases, favorable weather during the fourth quarter of 2002 and the first quarter of 2003, a significant increase in off-system sales, a $4.1 million net decrease in total fuel and purchased power costs, and a $2.2 million decrease in maintenance expense. Negatively impacting earnings for the twelve months ended June 30, 2002 were $1.1 million in merger costs net of related income taxes, and a one-time non-cash charge of $2.5 million (net of income taxes) in the third quarter of 2001 for disallowed capital costs related to the construction of the State Line Combined Cycle Unit.

LIQUIDITY AND CAPITAL RESOURCES

Our capital expenditures totaled $16.2 million (as restated) during the second quarter of 2003 compared to $18.9 million for the same period in 2002. For the six months ended June 30, 2003, capital expenditures totaled $46.0 million (as restated) compared to $33.9 million for the same period in 2002.

A breakdown of these capital expenditures for the quarter and six months ended June 30, 2003 is as follows:

	Quarter Ended June 30, 2003	Six Months Ended June 30, 2003
	(as restated)	(as restated)
Distribution and transmission system additions	$7.0	$14.0
FT8 peaking units - Energy Center	0.8	20.4
Additions and replacements – Asbury, Iatan and Riverton	1.0	1.6
May tornado damage	5.7	5.7
Fiber optics (non-regulated)	0.4	1.2
Other	1.3	3.1
Total	$16.2	$46.0

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

Our net cash flows provided by operating activities decreased $9.3 million (as restated) during the first six months of 2003 as compared to the first six months of 2002 primarily due to our refunding $18.7 million to our Missouri electric customers, the amount of the IEC (with interest) collected between October 2001 and December 2002. This outflow of cash was partially offset by a $4.8 million increase in net income (as restated) and a $1.5 million increase due to changes in accounts receivable and accrued unbilled revenues during the first half of 2003 reflecting increased sales during the six months ended June 30, 2003 as compared to the same period in 2002 as well as the 2002 Missouri and Kansas rate increases and the 2003 FERC rate increase.

Our net cash flows used in investing activities increased $11.6 million (as restated) during the first six months of 2003 as compared the same period in 2002 because of increased construction expenditures due to the purchase and installation of the two FT8 peaking units at the Empire Energy Center. The remainder of the change in investing activities was the result of retirements and the net effects of acquisitions.

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

On August 5, 2003, we filed a shelf registration statement with the SEC covering an aggregate of $200 million of our common stock, first mortgage bonds, unsecured debt securities and preference stock. The registration statement is not yet effective. Proceeds of one or more offerings of securities (aggregating approximately $70 million) to be covered by this new shelf registration statement will be used to finance the redemption of the 7% bonds and to repay the short-term debt incurred in connection with the other redemptions as discussed in Note 7 and Note 8 of Notes to the Financial Statements. On May 16, 2003, we also entered into a Treasury Lock forward transaction with an outside counterparty to hedge the risk of changes in the first 60 semi-annual interest payment cash flows for $60 million of the intended issuances. The risks being hedged are attributable to changes in the 30-year benchmark Treasury rate (risk free rate) for the debt pricing. The Treasury Lock transaction will effectively lock in a yield on $60 million of the intended debt offering at a level which is specified upon execution of the transaction. We “mark-to-market” the fair market value of this contract at the end of each accounting period as specified in FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The fair market value of this contract at June 30, 2003 was $0.4 million net of tax and is included in Other Comprehensive Income. The before tax balance of $0.6 million is included in the Unrealized Gain in Fair Value of Derivatives Contracts – Current balance on our Consolidated Balance Sheet. The Treasury Lock will expire on October 15, 2003 and will require a settlement payment to be made by us to the counterparty, or vice versa, depending on the underlying Treasury Rate on such date. If we complete the refinancings, any payment received by us will lower the effective yield on, and be accrued over the life of, the new securities, and any payment made by us will increase the issuance costs of, and be amortized over the life of, such securities. An increase or decrease of ¼% in the underlying Treasury Rate would cause a corresponding change in the settlement amount we would receive or pay of approximately $2 million. Based on the underlying Treasury Rate on July 31, 2003, we would receive a settlement payment of $7.1 million before taxes if the Treasury Lock had expired on that date.

Restrictions in our mortgage bond indenture could affect our liquidity. The Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended June 30, 2003 would permit us to issue approximately $230.4 million of new first mortgage bonds based on this test with an assumed interest rate of 7.0%. The Mortgage provides an exception from this earnings requirement in certain circumstances, when we issue new first mortgage bonds against first mortgage bonds which have been, or are to be, retired.

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

Recently Issued Accounting Standards

The information in Note 5 to the Financial Statements is incorporated herein by reference.

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

At June 30, 2003, our ratio of earnings to fixed charges was 2.50x. See Exhibit (12) hereto.

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