Form 10-Q/A
period 2003-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2004-03-11
CIK 32689

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

Restatement.

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

Signatures

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of The Empire District Electric Company for the quarter ended September 30, 2003, which was originally filed on November 10, 2003 (Original Filing) is to restate our consolidated financial statements at and for the three, nine and twelve months ended September 30, 2003, and related disclosures.

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

We have restated our consolidated financial statements as of and for the three, nine and twelve months ended September 30, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three, nine, and twelve months ended September 30, 2003, previously reported operating income, net income and earnings per share were reduced by the amounts shown in the table below.

	Three months ended September 30, 2003	Nine months ended September 30, 2003		Twelve months ended Sept. 30, 2003
Operating Income	$0.5 million	$1.1 million		$1.1 million
Net income	$0.5 million	$1.1 million		$1.1 million
Earnings per share	$0.02	$0.05	*	$0.04	*

*Small differences may exist due to rounding.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2003	2002
	(Restated – Note 2)
Operating revenues:
Electric	$95,769,637	$95,680,705
Water	378,036	283,933
Non-regulated	4,881,352	3,858,777
	101,029,025	99,823,415
Operating revenue deductions:
Fuel	20,480,833	16,995,479
Purchased power	13,166,031	15,585,596
Regulated – other (Note 9)	12,723,809	10,738,407
Non-regulated	5,147,234	3,865,357
Maintenance and repairs	4,646,214	5,958,838
Depreciation and amortization	7,328,688	6,565,720
Provision for income taxes	8,817,468	9,611,253
Other taxes	4,562,845	4,441,750
	76,837,122	73,762,400

Operating income	24,155,903	26,061,015
Other income and deductions:
Interest income	9,146	21,933
Provision for other income taxes	42,141	(125,272)
Minority interest	(135,266)	(111,708)
Other non-operating income	43,171	—
Other non-operating expense	(234,584)	(147,650)
	(275,392)	(362,697)
Interest charges:
Long-term debt – other	6,245,316	5,835,209
Trust preferred distributions by subsidiary holding solely parent debentures	1,062,500	1,062,500
Commercial paper	218,300	201,088
Allowance for borrowed funds used during construction	(30,451)	(152,784)
Other	86,909	365,713
	7,582,574	7,311,726
Net income applicable to common stock	$16,297,937	$18,386,592

Weighted average number of common shares outstanding	22,826,643	22,455,447

Basic and diluted earnings per weighted average share of common stock	$0.71	$0.82

Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(Restated – Note 2)
Operating revenues:
Electric	$236,384,426	$228,397,751
Water	1,059,230	813,803
Non-regulated	15,094,030	4,813,185
	252,537,686	234,024,739
Operating revenue deductions:
Fuel	42,192,501	42,866,163
Purchased power	46,798,935	44,927,215
Regulated – other (Note 9)	37,121,840	31,927,298
Non-regulated	15,715,543	5,651,951
Merger related expenses	—	1,524,355
Maintenance and repairs	14,766,366	18,484,345
Depreciation and amortization	21,310,943	19,500,746
Provision for income taxes	13,454,132	11,503,613
Other taxes	12,119,047	11,953,860
	203,479,307	188,339,546

Operating income	49,058,379	45,685,193
Other income and deductions:
Interest income	41,640	70,707
Provision for other income taxes	96,670	(87,565)
Minority interest	(441,031)	(111,708)
Other non-operating income	42,867	41,808
Other non-operating expense	(610,551)	(511,624)
	(870,405)	(598,382)
Interest charges:
Long-term debt - other	19,817,375	19,028,343
Trust preferred distributions by subsidiary holding solely parent debentures	3,187,500	3,187,500
Commercial paper	466,371	493,050
Allowance for borrowed funds used during construction	(323,965)	(392,741)
Other	435,277	894,096
	23,582,558	23,210,248
Net income applicable to common stock	$24,605,416	$21,876,563

Weighted average number of common shares outstanding	22,721,594	21,062,923

Basic and diluted earnings per weighted average share of common stock	$1.08	$1.04

Dividends per share of common stock	$0.96	$0.96

See accompanying Notes to Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Twelve Months Ended September 30,
	2003	2002
	(Restated – Note 2)
Operating revenues:
Electric	$302,558,469	$290,113,498
Water	1,321,099	1,058,392
Non-regulated	20,536,375	5,183,899
	324,415,943	296,355,789
Operating revenue deductions:
Operating expenses:
Fuel	49,081,804	55,518,965
Purchased power	64,636,827	58,706,796
Regulated – other (Note 9)	48,258,833	41,537,667
Non-regulated	21,974,613	6,285,062
Merger related expenses	—	1,639,432
Maintenance and repairs	20,677,995	25,790,562
Depreciation and amortization	27,894,627	26,365,342
Provision for income taxes	15,340,520	11,117,933
Other taxes	16,340,633	14,847,016
	264,205,852	241,808,775

Operating income	60,210,091	54,547,014
Other income and deductions:
Allowance for equity funds used during construction	—	94,331
Interest income	58,268	93,358
Provision for other income taxes	264,235	(52,586)
Minority interest	(471,785)	(111,708)
Other non-operating income	117,014	41,808
Other non-operating expense	(981,436)	(706,200)
	(1,013,704)	(640,997)
Interest charges:
Long-term debt - other	25,746,994	25,625,241
Trust preferred distributions by subsidiary holding solely parent debentures	4,250,000	4,250,000
Commercial paper	686,510	742,950
Allowance for borrowed funds used during construction	(502,032)	117,425
Other	761,945	1,197,691
	30,943,417	31,933,307
Net income applicable to common stock	$28,252,970	$21,972,710

Weighted average number of common shares outstanding	22,674,485	20,336,656

Basic and diluted earnings per weighted average share of common stock	$1.25	$1.08

Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2003	2002
	(Restated – Note 2)
Net income	$16,297,937	$18,386,592

Reclassification adjustments for gains/(losses) included in net income	(2,546,123)	(842,190)
Change in fair market value of open derivative contracts for period	(1,737,522)	663,791
Income taxes	1,627,786	67,792
Net change in unrealized gain (loss) on derivative contracts	(2,655,859)	(110,607)

Comprehensive Income	$13,642,078	$18,275,985

	Nine Months Ended September 30,
	2003	2002
	(Restated – Note 2)
Net income	$24,605,416	$21,876,563

Reclassification adjustments for gains/(losses) included in net income	(5,954,743)	290,210
Change in fair market value of open derivative contracts for period	7,511,667	9,410,112
Income taxes	(591,630)	(3,686,122)
Net change in unrealized gain on derivative contracts	965,294	6,014,200

Comprehensive Income	$25,570,710	$27,890,763

	Twelve Months Ended September 30,
	2003	2002
	(Restated – Note 2)
Net income	$28,252,970	$21,972,710

Reclassification adjustments for gains/(losses) included in net income	(5,907,293)	980,610
Change in fair market value of open derivative contracts for period	11,029,665	8,058,212
Income taxes	(1,946,501)	(3,434,752)
Net change in unrealized gain on derivative contracts	3,175,871	5,604,070

Comprehensive Income	$31,428,841	$27,576,780

See accompanying Notes to Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY	CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2003	December 31, 2002
	(Restated – Note 2)
ASSETS
Plant and property, at original cost:
Electric	$1,181,113,942	$1,099,983,796
Water	8,717,542	8,400,720
Non-regulated	20,465,642	17,075,955
Construction work in progress	8,881,861	41,504,451
	1,219,178,987	1,166,964,922
Accumulated depreciation and amortization	387,526,002	372,892,648
	831,652,985	794,072,274
Current assets:
Cash and cash equivalents	3,319,592	14,439,227
Accounts receivable - trade, net	29,618,639	21,993,819
Accrued unbilled revenues	6,556,248	9,543,729
Accounts receivable - other (Note 8)	9,231,766	9,979,840
Fuel, materials and supplies	29,397,339	31,227,447
Unrealized gain in fair value of derivative contracts (Notes 4 and 5)	10,317,093	5,983,490
Prepaid expenses	3,179,990	1,640,745
	91,620,667	94,808,297
Deferred charges:
Regulatory assets (Note 7)	44,728,895	36,169,683
Unamortized debt issuance costs	9,283,665	6,287,639
Unrealized gain in fair value of derivative contracts (Notes 4 and 5)	16,972,150	16,949,388
Other	19,935,004	21,866,142
	90,919,714	81,272,852
Total Assets	$1,014,193,366	$970,153,423

CAPITALIZATION AND LIABILITIES:
Common stock, $1 par value, 22,876,302 and 22,567,179 shares issued and outstanding, respectively	$22,876,302	$22,567,179
Capital in excess of par value	266,095,655	260,559,197
Retained earnings	42,333,434	39,544,819
Accumulated other comprehensive income (net) (Notes 4 and 5)	7,608,760	6,643,467
Total common stockholders’ equity	338,914,151	329,314,662
Long-term debt (Note 5):
Company obligated manditorily redeemable trust preferred securities of subsidiary holding solely parent debentures	50,000,000	50,000,000
Obligations under capital lease	339,821	462,618
First mortgage bonds and secured debt	150,560,383	210,602,210
Unsecured debt	147,678,710	149,933,267
	348,578,914	410,998,095
Current liabilities:
Accounts payable and accrued liabilities	25,078,190	37,259,318
Commercial paper	59,000,000	22,541,000
Customer deposits	5,115,608	4,644,105
Interest accrued	7,761,895	3,990,184
Taxes accrued	3,603,432	—
Provision for rate refund	—	18,718,679
Obligations under capital lease	203,011	194,143
Unrealized loss in fair value of derivatives (Notes 4 and 5)	20,550	64,000
Current maturities of long-term debt	60,603,957	236,872
	161,386,643	87,648,301
Noncurrent liabilities and deferred credits:
Regulatory liability	15,014,150	11,840,810
Deferred income taxes	118,627,473	103,144,549
Unamortized investment tax credits	5,680,986	6,131,000
Postretirement benefits other than pensions	4,636,409	4,928,965
Unrealized loss in fair value of derivative contracts (Notes 4 and 5)	14,192,916	10,914,668
Minority interest	1,247,350	806,319
Other	5,914,374	4,426,054
	165,313,658	142,192,365
Total Capitalization and Liabilities	$1,014,193,366	$970,153,423

See accompanying Notes to Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(Restated – Note 2)
Operating activities:
Net income	$24,605,416	$21,876,563
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	24,125,184	21,930,861
Pension expense (income)	2,893,813	(2,686,336)
Deferred income taxes, net	14,087,774	3,904,991
Investment tax credit, net	(450,014)	(432,826)
Issuance of common stock and stock options for incentive plans	984,473	791,594
Unrealized loss on derivatives	207,956	—
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(3,661,865)	(8,299,515)
Fuel, materials and supplies	1,830,108	218,607
Prepaid expenses and deferred charges	(1,998,134)	(951,883)
Accounts payable and accrued liabilities	(12,181,128)	(7,219,787)
Customer deposits, interest and taxes accrued	7,846,646	18,073,077
Other liabilities and other deferred credits	779,611	1,435,953
Accumulated provision - rate refunds	(18,718,679)	13,783,835

Net cash provided by operating activities	40,351,161	62,425,134

Investing activities:
Capital expenditures – regulated	(52,420,316)	(52,900,347)
Capital expenditures and other investments - non-regulated	(3,316,401)	(3,644,196)

Net cash used in investing activities	(55,736,717)	(56,544,543)

Financing activities:
Proceeds from issuance of common stock	4,887,466	55,540,308
Proceeds from issuance of senior notes	98,000,000	—
Net (repayments) proceeds from short-term borrowings	36,459,000	(4,544,320)
Long-term debt issuance costs	(3,679,752)	—
Redemption of senior notes	(100,025,000)	—
Premium paid on extinguished debt	(9,072,688)	—
Discount on issuance of senior notes	(568,400)	—
Common stock issuance costs	—	(2,517,371)
Dividends	(21,816,801)	(20,675,335)
Redemption of First Mortgage Bonds		(37,578,000)
Other	82,096	(3,705)

Net cash provided by (used in) financing activities	4,265,921	(9,778,423)

Net (decrease) in cash and cash equivalents	(11,119,635)	(3,897,832)

Cash and cash equivalents at beginning of period	14,439,227	11,440,275

Cash and cash equivalents at end of period	$3,319,592	$7,542,443

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

Note 2 - Restatement

We have restated our consolidated financial statements as of and for the three, nine and twelve months ended September 30, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three, nine, and twelve months ended September 30, 2003, previously reported operating income, net income and earnings per share were reduced by the amount shown in the table below.

	Three months ended September 30, 2003	Nine months ended September 30, 2003		Twelve months ended Sept. 30, 2003
Operating Income	$0.5 million	$1.1 million		$1.1 million
Net income	$0.5 million	$1.1 million		$1.1 million
Earnings per share	$0.02	$0.05	*	$0.04	*

*Small differences may exist due to rounding.

The effect of the restatement on the periods presented in this Form 10-Q/A is summarized below:

Consolidated Statements of Income

	Three Months Ended September 30, 2003		Nine Months Ended September 2003
	As previously reported	As restated	As previously reported	As restated
Operating revenues:
Electric	$95,769,637	$95,769,637	$236,384,426	$236,384,426
Water	378,036	378,036	1,059,230	1,059,230
Non-regulated	4,881,352	4,881,352	15,094,030	15,094,030
	101,029,025	101,029,025	252,537,686	252,537,686
Operating revenue deductions:
Fuel	20,480,833	20,480,833	42,192,501	42,192,501
Purchased power	13,166,031	13,166,031	46,798,935	46,798,935
Regulated – other (Note 9)	12,021,920	12,723,809	35,478,730	37,121,840
Non-regulated	5,134,202	5,147,234	15,686,234	15,715,543
Maintenance and repairs	4,646,214	4,646,214	14,766,366	14,766,366
Depreciation and amortization	7,328,688	7,328,688	21,310,943	21,310,943
Provision for income taxes	9,067,681	8,817,468	14,044,316	13,454,132
Other taxes	4,562,845	4,562,845	12,119,047	12,119,047
	76,408,414	76,873,122	202,397,072	203,479,307

Operating income	24,620,611	24,155,903	50,140,614	49,058,379
Other income and deductions:
Interest income	9,146	9,146	41,640	41,640
Provision for other income taxes	42,141	42,141	96,670	96,670
Minority interest	(135,266)	(135,266)	(441,031)	(441,031)
Other non-operating income	43,171	43,171	42,867	42,867
Other non-operating expense	(234,584)	(234,584)	(610,551)	(610,551)
	(275,392)	(275,392)	(870,405)	(870,405)
Interest charges:
Long-term debt – other	6,245,316	6,245,316	19,817,375	19,817,375
Trust preferred distributions by subsidiary holding solely parent debentures	1,062,500	1,062,500	3,187,500	3,187,500
Commercial paper	218,300	218,300	466,371	466,371
Allowance for borrowed funds used during construction	(30,451)	(30,451)	(323,965)	(323,965)
Other	86,909	86,909	435,277	435,277
	7,582,574	7,582,574	23,582,558	23,582,558
Net income applicable to common stock	$16,762,645	$16,297,937	$25,687,651	$24,605,416

Weighted average number of common shares outstanding	22,826,643	22,826,643	22,721,594	22,721,594

Basic and diluted earnings per weighted average share of common stock	$0.73	$0.71	$1.13	$1.08

Dividends per share of common stock	$0.32	$0.32	$0.96	$0.96

	Twelve Months Ended September 30, 2003
	As previously reported	As restated
Operating revenues:
Electric	$302,558,469	$302,558,469
Water	1,321,099	1,321,099
Non-regulated	20,536,375	20,536,375
	324,415,943	324,415,943
Operating revenue deductions:
Operating expenses:
Fuel	49,081,804	49,081,804
Purchased power	64,636,827	64,636,827
Regulated – other (Note 9)	46,615,723	48,258,833
Non-regulated	21,945,304	21,974,613
Maintenance and repairs	20,677,995	20,677,995
Depreciation and amortization	27,894,627	27,894,627
Provision for income taxes	15,930,704	15,340,520
Other taxes	16,340,633	16,340,633
	263,123,617	264,205,852

Operating income	61,292,326	60,210,091
Other income and deductions:
Allowance for equity funds used during construction	—	—
Interest income	58,268	58,268
Provision for other income taxes	264,235	264,235
Minority interest	(471,785)	(471,785)
Other non-operating income	117,014	117,014
Other non-operating expense	(981,436)	(981,436)
	(1,013,704)	(1,013,704)
Interest charges:
Long-term debt - other	25,746,994	25,746,994
Trust preferred distributions by subsidiary holding solely parent debentures	4,250,000	4,250,000
Commercial paper	686,510	686,510
Allowance for borrowed funds used during construction	(502,032)	(502,032)
Other	761,945	761,945
	30,943,417	30,943,417
Net income applicable to common stock	$29,335,205	$28,252,970

Weighted average number of common shares outstanding	22,674,485	22,674,485

Basic and diluted earnings per weighted average share of common stock	$1.29	$1.25

Dividends per share of common stock	$1.28	$1.28

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2003		Nine months Ended September 30, 2003
	As previously reported	As restated	As previously reported	As restated

Net income	$16,762,645	$16,297,937	$25,687,651	$24,605,416

Reclassification adjustments for gains/(losses) included in net income	(2,546,123)	(2,546,123)	(5,954,743)	(5,954,743)
Change in fair market value of open derivative contracts for period	(1,737,522)	(1,737,522)	7,511,667	7,511,667
Income taxes	1,627,786	1,627,786	(591,630)	(591,630)
Net change in unrealized gain (loss) on derivative contracts	(2,655,859)	(2,655,859)	965,294	965,294

Comprehensive Income	$14,106,786	$13,642,078	$26,652,945	$25,570,710

	Twelve Months Ended September 30, 2003
	As previously reported	As restated

Net income	$29,335,205	$28,252,970

Reclassification adjustments for gains/(losses) included in net income	(5,907,293)	(5,907,293)
Change in fair market value of open derivative contracts for period	11,029,665	11,029,665
Income taxes	(1,946,501)	(1,946,501)
Net change in unrealized gain on derivative contracts	3,175,871	3,175,871

Comprehensive Income	$32,511,076	$31,428,841

Consolidated Balance Sheets

	September 30, 2003
	As previously Reported	As restated
ASSETS
Plant and property, at original cost:
Electric	$1,181,113,942	$1,181,113,942
Water	8,717,542	8,717,542
Non-regulated	20,465,642	20,465,642
Construction work in progress	8,376,640	8,881,861
	1,218,673,766	1,219,178,987
Accumulated depreciation and amortization	387,526,002	387,526,002
	831,147,764	831,652,985

Current assets:
Cash and cash equivalents	3,319,592	3,319,592
Accounts receivable - trade, net	29,618,639	29,618,639
Accrued unbilled revenues	6,556,248	6,556,248
Accounts receivable – other (Note 8)	9,231,766	9,231,766
Fuel, materials and supplies	29,397,339	29,397,339
Unrealized gain in fair value of derivative contracts (Notes 4 and5)	10,317,093	10,317,093
Prepaid expenses	3,179,990	3,179,990
	91,620,667	91,620,667
Deferred charges:
Regulatory assets (Note 7)	44,728,895	44,728,895
Unamortized debt issuance costs	9,283,665	9,283,665
Unrealized gain in fair value of derivative contracts (Notes 4 and 5)	16,972,150	16,972,150
Other	22,112,645	19,935,004
	93,097,355	90,919,714
Total Assets	$1,015,865,786	$1,014,193,366

CAPITALIZATION AND LIABILITIES:
Common stock, $1 par value, 22,876,302 and 22,567,179 shares issued and outstanding, respectively	$22,876,302	$22,876,302
Capital in excess of par value	266,095,655	266,095,655
Retained earnings	43,415,669	42,333,434
Accumulated other comprehensive income (net) (Notes 4 and 5)	7,608,760	7,608,760
Total common stockholders’ equity	339,996,386	338,914,151
Long-term debt (Note 5):
Company obligated manditorily redeemable trust preferred securities of subsidiary holding solely parent debentures	50,000,000	50,000,000
Obligations under capital lease	339,821	339,821
First mortgage bonds and secured debt	150,560,383	150,560,383
Unsecured debt	147,678,710	147,678,710
	348,578,914	348,578,914
Current liabilities:
Accounts payable and accrued liabilities	25,078,190	25,078,190
Commercial paper	59,000,000	59,000,000
Customer deposits	5,115,608	5,115,608
Interest accrued	7,761,895	7,761,895
Taxes accrued	3,603,432	3,603,432
Provision for rate refund	—	—
Obligations under capital lease	203,011	203,011
Unrealized loss in fair value of derivatives (Notes 4 and 5)	20,550	20,550
Current maturities of long-term debt	60,603,957	60,603,957
	161,386,643	161,386,643
Noncurrent liabilities and deferred credits:
Regulatory liability	15,014,150	15,014,150
Deferred income taxes	119,217,658	118,627,473
Unamortized investment tax credits	5,680,986	5,680,986
Postretirement benefits other than pensions	4,636,409	4,636,409
Unrealized loss in fair value of derivative contracts (Notes 4 and 5)	14,192,916	14,192,916
Minority interest	1,247,350	1,247,350
Other	5,914,374	5,914,374
	165,903,843	165,313,658
Total Capitalization and Liabilities	$1,015,865,786	$1,014,193,366

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2003	2003
	As previously reported	As restated
Operating activities:
Net income	$25,687,651	$24,605,416
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	24,125,184	24,125,184
Pension expense (income)	716,172	2,893,813
Deferred income taxes, net	14,677,959	14,087,774
Investment tax credit, net	(450,014)	(450,014)
Issuance of common stock and stock options for incentive plans	984,473	984,473
Unrealized loss on derivatives	207,956	207,956
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(3,661,865)	(3,661,865)
Fuel, materials and supplies	1,830,108	1,830,108
Prepaid expenses and deferred charges	(1,998,134)	(1,998,134)
Accounts payable and accrued liabilities	(12,181,128)	(12,181,128)
Customer deposits, interest and taxes accrued	7,846,646	7,846,646
Other liabilities and other deferred credits	779,611	779,611
Accumulated provision - rate refunds	(18,718,679)	(18,718,679)

Net cash provided by operating activities	39,845,940	40,351,161

Investing activities:
Capital expenditures – regulated	(51,926,445)	(52,420,316)
Capital expenditures and other investments - non-regulated	(3,305,051)	(3,316,401)

Net cash used in investing activities	(55,231,496)	(55,736,717)

Financing activities:
Proceeds from issuance of common stock	4,887,466	4,887,466
Proceeds from issuance of senior notes	98,000,000	98,000,000
Net (repayments) proceeds from short-term borrowings	36,459,000	36,459,000
Long-term debt issuance costs	(3,679,752)	(3,679,752)
Redemption of senior notes	(100,025,000)	(100,025,000)
Premium paid on extinguished debt	(9,072,688)	(9,072,688)
Discount on issuance of senior notes	(568,400)	(568,400)
Common stock issuance costs	—	—
Dividends	(21,816,801)	(21,816,801)
Redemption of First Mortgage Bonds
Other	82,096	82,096

Net cash provided by (used in) financing activities	4,265,921	4,265,921

Net (decrease) in cash and cash equivalents	(11,119,635)	(11,119,635)

Cash and cash equivalents at beginning of period	14,439,227	14,439,227

Cash and cash equivalents at end of period	$3,319,592	$3,319,592

Note 3 - Recently Issued Accounting Standards

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

Note 4 – Risk Management and Derivative Financial Instruments

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

Current assets	$10,317,093

Noncurrent assets	$16,972,150

Current liabilities	$20,550

Noncurrent liabilities	$14,192,916

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

In the first quarter of 2003, we began recording unrealized gains/(losses) on the ineffective (overhedged) portion of our hedging activities in “Fuel” under the Operating Revenues Deductions section of our income statements as allowed by FAS 133 since all of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative ventures. We had previously recorded such gains/(losses), which were not material in the prior periods ended September 30, 2002, in “Other - net” under the Other Income and Deductions section. Gains/(losses) from the ineffective (overhedged) portion of our hedging activities included in “Fuel” were $(36,000) (pre-tax) for the quarter ended September 30, 2003, $2.3 million (pre-tax) for the nine months ended September 30, 2003 and $3.6 million (pre-tax) for the twelve months ended September 30, 2003. See Note 5 – Long-Term Debt (below) for information on our hedging of interest rates.

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

Note 5 – Long-Term Debt

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

Note 6 – Commitments and Contingencies

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

Our net periodic benefit (cost) or income (related to the application of FAS 87), net of tax, is presented below as a percentage of net income for each of the periods ended September 30, 2003 and 2002:

	% Effect on Net Income
	2003	2002
Three Months Ended	3.29%	2.25%
Nine Months Ended	5.72%	5.68%
Twelve Months Ended	3.60%	8.77%

Note 7 – Regulatory Matters

All of our regulatory assets are earning a current return except for approximately $9.5 million related to premiums and related costs for any debt reacquired since the latest rate case in each jurisdiction. Cost recovery of debt costs has historically been allowed in our rate cases. We don’t expect a change in this regulatory practice in our next rate case.

Note 8 – Accounts Receivable - Other

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

Note 9 - Regulated  - Other Operating Expense

The following table sets forth the major components comprising “regulated – other” under “Operating Revenue Deductions” on our consolidated statements of income (in millions) for all periods presented:

	Third Quarter 2003	Third Quarter 2002	9 Months Ended 2003	9 Months Ended 2002	12 Months Ended 2003	12 Months Ended 2002
Transmission and distribution expense	$2.1	$2.0	$6.2	$6.6	$8.2	$8.4
Power operation expense (other than fuel)	2.5	2.2	6.9	6.5	9.3	8.4
Customer accounts & assistance expense	1.7	1.6	4.9	5.1	6.6	6.7
Employee pension expense (income) (restated – Note 2)	0.9	(0.5)	2.6	(1.9)	2.4	(2.9)
Employee healthcare plan	1.7	1.7	5.0	4.8	6.5	5.9
General office supplies and expense	1.6	1.5	4.6	4.4	6.2	6.0
Administrative and general expense	2.0	1.7	6.2	5.2	8.0	6.5
Allowance for uncollectible accounts	0.2	0.4	0.7	0.9	1.0	2.0
Miscellaneous expense	—	0.1	—	0.3	0.1	0.5
Total (restated – Note 2)	$12.7	$10.7	$37.1	$31.9	$48.3	$41.5

Note 10 – Stock Options

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

Note 11 - Non-regulated Businesses

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

	For the quarter ended September 30,
	2003		2002
	Non-Regulated	Total Company	Non-Regulated	Total Company
	(Restated – Note 2)	(Restated Note 2)

Statement of Income Information

Revenues	$5,005,329 *	$101,029,025	$3,858,777	$99,823,415
Operating income (loss)	$(354,875)	$24,155,903	$1,607	$26,061,015
Net income (loss)	$(514,841)	$16,297,937	$(70,754)	$18,386,592
Minority interest	$135,266	$135,266	$111,708	$111,708

Capital Expenditures
	$816,914	$8,909,595	$3,349,941	$23,256,557

	For the nine months ended September 30,
	2003**		2002
	Non-Regulated	Total Company	Non-Regulated	Total Company
	(Restated – Note 2)	(Restated Note 2)
Statement of Income Information

Revenues	$15,348,617 *	$252,537,686	$4,813,185	$234,024,739
Operating income (loss)	$(973,325)	$49,058,379	$(728,536)	$45,685,193
Net income (loss)	$(1,422,049)	$24,605,416	$(797,683)	$21,876,563
Minority interest	$441,031	$441,031	$111,708	$111,708

Capital Expenditures
	$3,563,930	$54,890,228	$5,263,423	$57,132,814

	As of September 30, 2003		As of December 31, 2002
	Non-Regulated	Total Company	Non-Regulated	Total Company
	(Restated – Note 2)	(Restated Note 2)

Balance Sheet Information

Total assets	$23,549,341	$1,014,193,658	$21,952,605	$970,153,423
Minority interest	$1,247,350	$1,247,350	$806,319	$806,319

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT

We have restated our consolidated financial statements as of and for the three, nine and twelve months ended September 30, 2003 as a result of a determination we made in January 2004 that an adjustment was necessary to the estimated pension cost that had been recorded throughout 2003 related to the defined benefit pension plan covering substantially all of our employees. This adjustment was based on corrected actuarial information received relative to minimum actuarial loss amortization requirements under generally accepted accounting principles. As a result of this adjustment, we recorded $2.2 million as additional pre tax pension expense for 2003 ($1.4 million net of tax, or $0.06 per share). We have determined that prior 2003 quarters were impacted by this adjustment, and as a result, we have restated earnings for each of the first three quarters of 2003. For the three, nine, and twelve months ended September 30, 2003, previously reported operating income, net income and earnings per share were reduced by the amounts shown in the table below. See Note 2 of “Notes to Consolidated Financial Statements” (Unaudited).

	Three months ended September 30, 2003	Nine months ended September 30, 2003		Twelve months ended Sept. 30, 2003
Operating Income	$0.5 million	$1.1 million		$1.1 million
Net income	$0.5 million	$1.1 million		$1.1 million
Earnings per share	$0.02	$0.05	*	$0.04	*

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

	Operating Revenues ($in millions)
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

On-system wholesale Kwh sales decreased during the third quarter of 2003 due mainly to the change in customer status in June 2003 of an on-system wholesale customer/aggregator, comprising three of our on-system wholesale accounts, which elected to go off-system and purchase power from us at market-based rates. Revenues received from these accounts, which comprised 5-6 % of our on-system wholesale sales, but less than one-half percent of our total on-system sales, in both 2002 and 2001, are now included in our off-system sales. Overall revenues associated with these FERC-regulated sales increased as a result of the FERC rate increase that became effective May 1, 2003 and as a result of the fuel adjustment clause applicable to such sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.

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

For the twelve months ended September 30, 2003, Kwh sales to our residential customers increased reflecting cooler temperatures during the fourth quarter of 2002 while sales to our commercial customers decreased slightly.                                    Residential and commercial revenues increased during the twelve months ended September 30, 2003, primarily reflecting the December 2002 Missouri rate increase and August 2003 Oklahoma rate increase. Industrial sales increased during the twelve-month period reflecting the two new oil pipeline pumping stations in June 2003 as well as the better economic conditions discussed above. Related revenues increased reflecting the Missouri and Oklahoma rate increases. On-system wholesale Kwh sales decreased for the twelve months ended September 30, 2003, reflecting the change in customer status of one of our on-system customers to off-system as discussed above. Revenues associated with these FERC-regulated sales increased reflecting the FERC rate increase. Overall, the Missouri, Oklahoma and FERC rate increases contributed approximately $11 million to the increased revenues for the twelve months ended September 30, 2003 with the remainder being related to customer growth and weather having a slight negative effect.

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
(in millions)
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

Operating Revenue Deductions

During the third quarter of 2003, total operating revenue deductions increased approximately $3.1 million (4.2%) (as restated) compared with the same period last year. Total fuel costs increased approximately $3.5 million (20.5%) during the third quarter of 2003 as compared to the same period in 2002, primarily reflecting a $1 million accrual during the third quarter of 2003 for the payment to be made by us in the fourth quarter of 2003 pursuant to a settlement with Enron of a fuel contract dispute (See Item 5 – Other Information), a $0.7 million coal inventory adjustment in August and higher prices for the unhedged portion of the natural gas that we burned in our gas-fired units. Purchased power costs decreased approximately $2.4 million (15.5%) during the period primarily reflecting a shift from serving our energy needs with purchased power to generating our own power reflecting that it was more economical to run our own generating units during the third quarter of 2003 than to purchase power. This decrease in purchased power costs also reflects the non-renewal of the short-term contracts for firm energy that ran from January 2002 through June 2003. The net increase in fuel and purchased power during the third quarter of 2003 as compared to the same period last year was $1.1 million (3.3%).

Regulated – other operating expenses increased approximately $2.0 million (18.5%) (as restated) during the third quarter of 2003 as compared to the same period in 2002.  Employee pension expense contributed $1.4 million (as restated) to this increase primarily due to a decline in the value of invested funds. See Note 6 – Commitments and Contingencies under Notes to Consolidated Financial Statements (Unaudited) for information concerning the percentage of our net income that comprises our net periodic benefit cost related to the application of FAS 87.

Non-regulated operating expense for all periods presented is discussed below under “-Non-regulated Items”.

Maintenance and repairs expense decreased approximately $1.3 million (22.0%) during the third quarter of 2003 as compared to the same period in 2002 reflecting, in part, a $0.5 million payment per contract terms, to Westar Generating, Inc. (WGI) for maintenance expense related to our usage of the existing Unit No. 2 turbine prior to WGI’s 40% joint ownership of the State Line Combined Cycle Unit. Depreciation and amortization expense increased approximately $0.8 million (11.6%) during the quarter due to increased plant in service. Although our effective tax rate was the same for both periods, total income taxes decreased approximately $0.8 million (8.3%) due primarily to a decrease in taxable income. Other taxes increased $0.1 million (2.7%) during the period due mainly to increased property taxes reflecting our additions to plant in service.

For the nine months ended September 30, 2003, total operating revenue deductions increased approximately $15.1 million (8.0%) (as restated). Purchased power costs increased approximately $1.9 million (4.2%) reflecting increased demand resulting from colder temperatures in the first quarter of 2003, higher purchased power costs in the first quarter of 2003 and our inability at times during extremely cold weather to get natural gas delivered to our facilities. Also contributing to the increase in purchased power costs were the short-term contracts for firm energy that ran from January 2002 through June 2003. Total fuel costs decreased approximately $0.7 million (1.6%) during the period primarily reflecting $4.6 million of net gains recognized in the first quarter of 2003, offsetting the $3.5 million increase in fuel costs during the third quarter of 2003. The $4.6 million of net gains recognized in the first quarter of 2003 was in relation to (1) the expiration of natural gas derivative contracts occurring during the normal course of business in the first quarter of 2003 ($2.6 million), (2) the disqualification of hedges for anticipated natural gas usage that had been financially hedged but were no longer necessary because of term purchases of firm energy during the quarter ($1.7 million) and (3) the unwinding of a physical forward contract at the counterparty’s request. See Note 4 – Risk Management and Derivative Financial Instruments under Notes to Consolidated Financial Statements (Unaudited). The net increase in fuel and purchased power for the nine months ended September 30, 2003 was $1.2 million (1.4%).

Regulated – other operating expenses increased approximately $5.2 million (16.3%) (as restated) for the nine months ended September 30, 2003. Employee pension expense contributed $4.5 million (as restated) to this increase primarily due to a decline in the value of invested funds. See Note 6 – Commitments and Contingencies under Notes to Consolidated Financial Statements (Unaudited) for information concerning the percentage of our net income that comprises our net periodic benefit cost related to the application of FAS 87. Administrative and general expense increased approximately $1.0 million due mainly to increases in property insurance, outside services and regulatory commission expenses related to our recent rate cases.

Maintenance and repairs expense decreased $3.7 million (20.1%) for the nine months ended September 30, 2003 reflecting the $0.5 million payment made to WGI during the third quarter of 2002 discussed above and a $1.8 million true-up credit from Siemens Westinghouse in June 2003 related to our maintenance contract entered into in July 2001 for the State Line Combined Cycle Unit. Monthly payments on this contract have been based on an estimated number of starts. Actual starts during the twelve month period ended June 30, 2003, however, were significantly less than originally estimated resulting in the June 2003 true up credit. Lower payments during the first half of 2003 on our long-term operating plant maintenance contracts as compared to the first half of 2002 when we were making additional payments of approximately $1.1 million on the Energy Center and State Line Unit No. 1 contract for outage services also contributed to the decrease. Depreciation and amortization expense increased approximately $1.8 million (9.3%) during the nine-month period reflecting increased plant in service. Although our effective tax rate was the same for both periods, total provisions for income taxes increased $2.0 million (17.0%) for the nine months ended September 30, 2003 due primarily to an increase in taxable income. Other taxes increased $0.2 million (1.4%) during the period primarily due to increased property taxes reflecting our additions to plant in service discussed above.

During the twelve months ended September 30, 2003, total operating revenue deductions increased approximately $22.4 million (9.2%) (as restated) compared to the same period in 2002. Total purchased power costs increased approximately $5.9 million (10.1%) offset by a decrease in total fuel costs of approximately $6.4 million (11.6%). Purchased power costs increased primarily due to increased demand because of weather conditions in the first quarter of 2003, higher purchased power costs in the first quarter of 2003, our inability at times during extremely cold weather to get natural gas delivered to our facilities, and the term purchases of firm energy from the short-term energy contracts that ran through June 2003. Total fuel costs decreased during the twelve months ended September 30, 2003 reflecting the positive results of our hedging efforts during the period, a $1.2 million reduction to fuel expense resulting from an unrealized gain on ineffective hedges in December 2002 and less generation by our gas-fired units due in large part to the term purchases of firm energy.

Regulated – other operating expenses increased approximately $6.7 million (16.2%) (as restated) during the twelve months ended September 30, 2003, compared to the same period in 2002. Employee pension expense contributed $5.3 million (as restated) to this increase due primarily to a decline in the value of invested funds. See Note 6 – Commitments and Contingencies under Notes to Consolidated Financial Statements (Unaudited) for information concerning the percentage of our net income that comprises our net periodic benefit cost related to the application of FAS 87. Administrative and general expense increased approximately $1.5 million due mainly to increases in property insurance, outside services and regulatory commission expenses related to our recent rate cases. Allowance for doubtful accounts decreased $1.0 million due to improved collection processes for overdue accounts in 2003.

Maintenance and repairs expense decreased approximately $5.1 million (19.8%) during the twelve months ended September 30, 2003 compared to the same period in 2002 primarily reflecting the $1.8 million true-up credit from Siemens Westinghouse in June 2003 and lower payments during the first half of 2003 on our long-term operating plant maintenance contracts as discussed above. Depreciation and amortization expense increased approximately $1.5 million (5.8%) due to increased levels of plant and equipment. Total provision for income taxes increased $4.2 million (38.0%) due primarily to higher taxable income during the current period. Our effective federal and state income tax rate for the twelve months ended September 30, 2003 was 34.8% as compared to 33.7% for the twelve months ended September 30, 2002. Other taxes increased approximately $1.5 million (10.1%) due mainly to increased property taxes.

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

During the third quarter of 2003, total non-regulated operating revenue increased approximately $1.0 million while total non-regulated operating expense increased approximately $1.3 million (as restated) as compared with the same period in 2002. For the nine months ended September 30, 2003, total non-regulated operating revenue increased approximately $10.3 million while total non-regulated operating expense increased approximately $10.1 million (as restated)  as compared to the same period in 2002. For the twelve-months ended September 30, 2003, total non-regulated operating revenue increased approximately $15.4 million while total non-regulated operating expense increased approximately $15.7 million (as restated). The significant increases in both revenues and expenses for the nine and twelve-month-ended periods were primarily due to the acquisition of MAPP in July 2002. The increase in expenses for all periods presented was also due to the activities of Conversant, Inc., a software company which began business in early 2002. In June 2003, Conversant, Inc. signed a contract with a prospective customer, Intermountain Gas Company of Boise, Idaho. A pilot project has been successfully completed and Conversant, Inc. will begin contributing license revenues in the fourth quarter of 2003.

Our non-regulated businesses generated a $0.5 million (as restated)  net loss in the third quarter of 2003 as compared to a $0.1 million net loss in the third quarter of 2002, a net loss of $1.4 million (as restated)  for the nine months ended September 30, 2003 as compared to a net loss of $0.8 million for the same period during 2002 and a net loss of $2.1 million (as restated) for the twelve months ended September 30, 2003 as compared to a net loss of $1.0 million for the twelve months ended September 30, 2002. The increase in net loss for all three periods presented was due primarily to the results of Conversant, Inc.

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

Other Comprehensive Income

The change in the fair market value of open contracts related to our gas procurement program, our interest rate derivative contracts and the amount of the contracts settled during the period being reported, including the tax effect of these items, are included in our Consolidated Statement of Comprehensive Income as the net change in unrealized gain or loss. This net change is recorded as accumulated other comprehensive income in the capitalization section of our balance sheet and does not affect earnings per share. The unrealized gains and losses accumulated in comprehensive income are reclassified to fuel, or interest expense, as applicable, in the periods in which they are actually realized or no longer qualify for hedge accounting. The $60 million 30-year interest rate derivative contract that we had entered into on May 16, 2003 expired on October 29, 2003 with a gain of $5.1 million. This amount will be recorded as a regulatory liability and amortized against interest expense over the 30 year life of the debt issue we had hedged. See Note 5 – Long Term Debt under Notes to Consolidated Financial Statements (Unaudited).

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

Earnings

For the third quarter of 2003, basic and diluted earnings per weighted average share of common stock were $0.71 (as restated) compared to $0.82 during the third quarter of 2002. Earnings per share were positively impacted by the December 2002 Missouri rate increase, May 2003 FERC rate increase and August 2003 Oklahoma rate increase and decreased maintenance and repairs expense. Earnings per share in the third quarter of 2003 were negatively impacted by less favorable weather, a $1.8 million decrease in the net impact (revenues less expenses) of off-system sales, a $1.1 million net increase in total fuel and purchased power costs, a $1.4 million ( as restated) net increase in pension expense, a $0.8 million increase in depreciation and amortization expense and a $0.5 million (as restated) net loss from our non-regulated businesses as compared to a $0.1 million net loss during the same period last year.

Basic and diluted earnings per weighted average share of common stock for the nine months ended September 30, 2003, were $1.08 (as restated) compared to $1.04 for the nine months ended a year earlier. Earnings per share were positively impacted by the Missouri, FERC and Oklahoma rate increases and decreased maintenance and repairs expense. Earnings per share for the nine months ended September 30, 2003 were negatively impacted by a $1.4 million decrease in the net impact (revenues less expenses) of off-system sales, a $1.2 million net increase in total fuel and purchased power costs, a $4.5 million (as restated) net increase in pension expense, a $1.8 million increase in depreciation and amortization expense and a $1.4 million (as restated) net loss from our non-regulated businesses as compared to a $0.8 million net loss during the same period last year.

For the twelve months ended September 30, 2003, basic and diluted earnings per weighted average share of common stock were $1.25 (as restated) compared to $1.08 for the year earlier period. Earnings per share were positively impacted by the Missouri, FERC and Oklahoma rate increases as well as increased sales reflecting cooler temperatures during the fourth quarter of 2002. A decrease of $5.1 million in maintenance and repairs expense and a $0.5 million net decrease in fuel and purchase power costs also positively impacted earnings per share. Earnings per share for the twelve months ended September 30, 2003 were negatively impacted by a $5.3 million (as restated) net increase in pension expense, a $1.5 million increase in depreciation expense, and a $2.1 million net loss from our non-regulated businesses as compared to a $1.0 million net loss during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our capital expenditures totaled $8.9 million (as restated) during the third quarter of 2003, compared to $23.4 million for the same period in 2002. For the nine months ended September 30, 2003, capital expenditures totaled $54.9 million (as restated) compared to $58.1 million for the same period in 2002. Capital expenditures, as used in this section, include AFUDC and exclude expenditures to retire assets.

A breakdown of these capital expenditures for the quarter and nine months ended September 30, 2003 is as follows:

	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2003
	(in millions)	(in millions)
Distribution and transmission system additions	$6.4	$20.5
FT8 peaking units - Energy Center	—	20.4
Additions and replacements – Asbury, Iatan and Riverton	0.3	1.8
May tornado damage	0.7	6.4
Fiber optics (non-regulated)	0.7	1.9
Other non-regulated capital expenditures	0.1	1.7
Other	0.7	2.2
Total	$8.9	$54.9

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

Our net cash flows provided by operating activities decreased $22.1 million (as restated) during the first nine months of 2003 as compared to the first nine months of 2002 primarily due to our refunding $18.7 million to our Missouri electric customers, the amount of the IEC (with interest) collected between October 2001 and December 2002. At September 30, 2002, we had collected $13.8 million of the IEC during the first nine months of 2002. This outflow of cash in 2003 was partially offset by a $2.7 million (as restated) increase in net income and a $4.6 million increase due to changes in accounts receivable and accrued unbilled revenues during the first nine months of 2003, primarily due to increased sales in July and August of 2003. Deferred income taxes increased $10.2 million (as restated) during the first nine months of 2003 as compared to the same period in 2002, primarily due to deferred taxes related to an additional first year depreciation allowance primarily for our FT8 peaking units and the deduction of the loss on reacquired debt (the unamortized issuance costs and discounts on the redeemed first mortgage bonds). Accounts payable and accrued liabilities decreased $7.6 million primarily due to the completion of payments on our FT8 peaking units while customer deposits, interest and taxes accrued decreased $10.2 million due to a decrease in income tax liability.

Our net cash flows used in investing activities decreased $0.8 million (as restated) during the first nine months of 2003 as compared to the same period in 2002 reflecting the completion of the two FT8 peaking units at the Empire Energy Center in April 2003.

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

Restrictions in our mortgage bond indenture could also affect our liquidity. The Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2003 would permit us to issue approximately $210.1 million of new first mortgage bonds based on this test with an assumed interest rate of 7.0%. The Mortgage provides an exception from this earnings requirement in certain circumstances, when we issue new first mortgage bonds against first mortgage bonds which have been, or are to be, retired.

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

Recently Issued Accounting Standards

The information in Note 3 to the Financial Statements is incorporated herein by reference.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to a change in the value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates or commodity prices. We handle our commodity market risk in accordance with our established Energy Risk Management Policy, which may include entering into various derivative transactions. We utilize derivatives to manage our gas commodity market risk and to help manage our exposure resulting from purchasing most of our natural gas on the volatile spot market for the generation of power for our native-load customers.

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

PART II.  OTHER INFORMATION

Item 5.  Other Information.

At September 30, 2003, the Company’s ratio of earnings to fixed charges was 2.39x. See Exhibit (12) hereto.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

(4)                        Securities Resolution No. 5 dated as of October 29, 2003 under the Indenture for Unsecured Securities, dated as of September 10, 1999 between Empire and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for quarter ended September 30, 2003, File No. 1-3368).

(12)                  Computation of Ratios of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(99) Opinion of Anderson, Byrd, Richeson, Flaherty & Henrichs regarding the legality of Empire’s Senior Notes, 6.70% Series due 2033. This exhibit is filed herewith pursuant to Item 601 of Regulation S-K under the Securities Act of 1933 in lieu of filing as an exhibit to Empire’s registration statement on Form S-3 (File No. 333-107687), and, as this quarterly report on Form 10-Q is incorporated by reference in such registration statement, is set forth in full in such registration statement. (Incorporated by reference to Exhibit 99 to Quarterly Report on Form 10-Q for quarter ended September 30, 2003, File No. 1-3368).

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

THE EMPIRE DISTRICT ELECTRIC COMPANY
Registrant

	By	/s/ Gregory A. Knapp
Gregory. A. Knapp
Vice President - Finance

	By	/s/ Darryl L. Coit
Darryl. L. Coit
Controller, Assistant Secretary and Assistant Treasurer

March 11, 2004