Form 10-Q
period 2004-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2004-08-09
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

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

Yes ☒ No ☐

As of August 1, 2004, 25,523,696 shares of common stock were outstanding.

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

Executive Summary

Results of Operations

Liquidity and Capital Resources

Contractual Obligations

Off-Balance Sheet Arrangements.

Critical Accounting Policies

Recently Issued Accounting Standards

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2004	2003

Operating revenues:
Electric	$71,410,564	$69,326,252
Water	337,528	355,506
Non-regulated	5,554,469	4,921,175
	77,302,561	74,602,933
Operating revenue deductions:
Fuel	17,824,919	12,948,176
Purchased power	12,423,307	15,096,260
Regulated – other (Note 8)	12,867,106	12,577,813
Non-regulated expenses	5,694,204	5,083,789
Maintenance and repairs	6,061,135	5,327,269
Depreciation and amortization	7,621,586	7,167,339
Provision for income taxes	1,092,151	1,468,979
Other taxes	4,281,284	3,883,283
	67,865,692	63,552,908

Operating income	9,436,869	11,050,025
Other income and deductions:
Allowance for equity funds used during construction	27,732	—
Interest income	10,468	14,878
Provision for other income taxes	64,206	28,921
Minority interest	(109,761)	(208,695)
Other non-operating income	67,016	—
Other non-operating expense	(230,453)	(190,895)
	(170,792)	(355,791)
Interest charges:
Long-term debt – other	6,159,686	6,792,677
Note payable to securitization trust (Note 2)	1,062,500	—
Trust preferred distributions by subsidiary holding solely parent debentures (Note 2)	—	1,062,500
Commercial paper	3,623	169,809
Allowance for borrowed funds used during construction	(24,089)	(97,924)
Other	107,775	104,872
	7,309,495	8,031,934
Net income applicable to common stock	$1,956,582	$2,662,300

Weighted average number of common shares outstanding - basic	25,408,592	22,728,088

Weighted average number of common shares outstanding - diluted	25,455,030	22,732,875

Earnings per weighted average share of common stock - basic	$0.08	$0.12

Earnings per weighted average share of common stock - diluted	$0.08	$0.12

Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Financial Statements.

	Six Months Ended June 30,
	2004	2003

Operating revenues:
Electric	$143,147,927	$140,614,788
Water	673,607	681,195
Non-regulated	10,712,850	10,212,679
	154,534,384	151,508,662
Operating revenue deductions:
Fuel	34,920,611	21,711,668
Purchased power	26,489,880	33,632,904
Regulated – other (Note 8)	26,650,669	24,398,031
Non-regulated expenses	10,998,201	10,568,309
Maintenance and repairs	11,244,020	10,120,152
Depreciation and amortization	15,193,553	13,982,256
Provision for income taxes	1,949,593	4,636,664
Other taxes	8,767,572	7,556,202
	136,214,099	126,606,186

Operating income	18,320,285	24,902,476
Other income and deductions:
Allowance for equity funds used during construction	27,732	—
Interest income	29,202	32,494
Provision for other income taxes	109,392	54,529
Minority interest	(67,541)	(305,765)
Other non-operating income	67,016	—
Other non-operating expense	(464,537)	(376,271)
	(298,736)	(595,013)
Interest charges:
Long-term debt - other	12,319,741	13,572,058
Note payable to securitization trust (Note 2)	2,125,000	—
Trust preferred distributions by subsidiary holding solely parent debentures (Note 2)	—	2,125,000
Commercial paper	11,799	248,071
Allowance for borrowed funds used during construction	(36,208)	(293,513)
Other	188,602	348,368
	14,608,934	15,999,984
Net income applicable to common stock	$3,412,615	$8,307,479

Weighted average number of common shares outstanding - basic	25,346,003	22,668,198

Weighted average number of common shares outstanding -diluted	25,396,857	22,670,447

Earnings per weighted average share of common stock -basic	$0.13	$0.37

Earnings per weighted average share of common stock -diluted	$0.13	$0.37

Dividends per share of common stock	$0.64	$0.64

See accompanying Notes to Financial Statements.

	Twelve Months Ended June 30,
	2004	2003

Operating revenues:
Electric	$305,794,285	$302,469,537
Water	1,381,245	1,226,996
Non-regulated	21,355,088	19,513,801
	328,530,618	323,210,334
Operating revenue deductions:
Fuel	65,546,304	45,596,450
Purchased power	53,065,722	67,056,391
Regulated – other (Note 8)	52,005,609	46,273,432
Non-regulated expenses	21,590,046	20,692,736
Maintenance and repairs	21,047,277	21,990,619
Depreciation and amortization	29,899,778	27,131,660
Provision for income taxes	13,064,929	16,135,102
Other taxes	17,458,626	16,219,538
	273,678,291	261,095,928

Operating income	54,852,327	62,114,406
Other income and deductions:
Allowance for equity funds used during construction	27,732	—
Interest income	53,719	71,055
Provision for other income taxes	304,863	97,619
Minority interest	(115,410)	(448,228)
Other non-operating income	120,178	73,842
Other non-operating expense	(948,969)	(894,501)
	(557,887)	(1,100,213)
Interest charges:
Long-term debt	24,792,371	25,336,886
Note payable to securitization trust (Note 2)	2,125,000	—
Trust preferred distributions by subsidiary holding solely parent debentures (Note 2)	2,125,000	4,250,000
Commercial paper	370,040	669,297
Allowance for borrowed funds used during construction	(24,963)	(624,365)
Other	351,550	1,040,751
	29,738,998	30,672,569
Net income applicable to common stock	$24,555,442	$30,341,624

Weighted average number of common shares outstanding - basic	24,177,053	22,580,923

Weighted average number of common shares outstanding diluted	24,228,183	22,581,228

Earnings per weighted average share of common stock -basic	$1.02	$1.34

Earnings per weighted average share of common stock - diluted	$1.01	$1.34

Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2004	2003

Net income	$1,956,582	$2,662,300

Reclassification adjustments for (gains)/losses included in net income or reclassified to regulatory asset or liability (Notes 3 and 4)	(2,280,500)	490,238
Change in fair market value of open derivative contracts for period	1,136,380	3,163,004
Income taxes	434,765	(1,388,232)
Net change in unrealized gain on derivative contracts	(709,355)	2,265,010

Comprehensive Income	$1,247,227	$4,927,310

	Six Months Ended June 30,
	2004	2003

Net income	$3,412,615	$8,307,479

Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability (Notes 3 and 4)	(5,218,130)	(3,408,620)
Change in fair market value of open derivative contracts for period	3,585,230	9,249,189
Income taxes	620,502	(2,219,416)
Net change in unrealized gain on derivative contracts	(1,012,398)	3,621,153

Comprehensive Income	$2,400,217	$11,928,632

	Twelve Months Ended June 30,
	2004	2003

Net income	$24,555,442	$30,341,624

Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability (Notes 3 and 4)	(13,561,761)	(4,203,360)
Change in fair market value of open derivative contracts for period	7,103,192	13,430,978
Income taxes	2,454,256	(3,506,495)
Net change in unrealized gain on derivative contracts	(4,004,313)	5,721,123

Comprehensive Income	$20,551,129	$36,062,747

See accompanying Notes to Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Plant and property, at original cost:
Electric	$1,205,663,996	$1,191,445,355
Water	8,957,255	8,801,483
Non-regulated	22,572,739	21,105,515
Construction work in progress	8,341,254	5,840,870
	1,245,535,244	1,227,193,223
Accumulated depreciation and amortization	408,093,598	393,321,174
	837,441,646	833,872,049
Current assets:
Cash and cash equivalents	2,501,512	13,108,197
Accounts receivable - trade, net	22,687,567	21,946,990
Accrued unbilled revenues	7,788,870	7,784,403
Accounts receivable – other (Note 7)	13,956,192	9,243,073
Fuel, materials and supplies	30,403,034	29,179,937
Unrealized gain in fair value of derivative contracts (Note 3)	8,079,400	11,631,350
Prepaid expenses	2,338,013	2,240,748
	87,754,588	95,134,698
Deferred charges:
Regulatory assets (Notes 4 and 6)	54,843,259	55,977,495
Unamortized debt issuance costs	6,080,277	6,289,783
Unrealized gain in fair value of derivative contracts (Note 3)	3,559,050	567,000
Prepaid pension asset	15,222,821	16,359,920
Other	2,892,609	2,631,587
	82,598,016	81,825,785
Total Assets	$1,007,794,250	$1,010,832,532

CAPITALIZATION AND LIABILITIES:
Common stock, $1 par value, 25,504,344 and 24,975,604 shares issued and outstanding, respectively	$25,504,344	$24,975,604
Capital in excess of par value	316,952,128	306,727,950
Retained earnings	27,023,291	39,848,572
Accumulated other comprehensive income (net) (Note 3)	6,260,307	7,272,705
Total common stockholders’ equity	375,740,070	378,824,831
Long-term debt (Note 4)
Note payable to securitization trust	50,000,000	50,000,000
Obligations under capital lease	211,416	297,655
First mortgage bonds and secured debt	140,534,387	150,692,450
Unsecured debt	209,401,126	209,402,515
	400,146,929	410,392,620
Current liabilities:
Accounts payable and accrued liabilities	31,711,884	34,102,261
Commercial paper	8,500,000	13,000,000
Customer deposits	5,490,768	5,251,359
Interest accrued	2,791,977	2,836,241
Taxes accrued	5,954,902	1,389,389
Current maturities of long-term debt	10,444,779	429,140
Obligations under capital lease	222,237	205,556
Unrealized loss in fair value of derivatives (Note 3)	913,370	583,140
	66,029,917	57,797,086
Noncurrent liabilities and deferred credits:
Regulatory liabilities (Note 4)	17,002,352	17,600,422
Deferred income taxes	126,311,335	125,065,620
Unamortized investment tax credits	5,512,830	5,581,000
Postretirement benefits other than pensions	8,001,526	8,088,674
Unrealized loss in fair value of derivative contracts (Note 3)	999,950	80,350
Minority interest	1,100,974	1,159,953
Other	6,948,367	6,241,976
	165,877,334	163,817,995
Total Capitalization and Liabilities	$1,007,794,250	$1,010,832,532

See accompanying Notes to Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003

Operating activities:
Net income	$3,412,615	$8,307,479
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	17,477,824	15,660,298
Pension expense	1,479,447	1,929,209
Deferred income taxes, net	1,227,602	4,343,640
Investment tax credit, net	(68,170)	(142,532)
Allowance for equity funds used during construction	(27,732)	—
Issuance of common stock and stock options for incentive plans	948,152	713,149
Unrealized loss on derivatives	(114,650)	(77,149)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(5,166,683)	998,681
Fuel, materials and supplies	(97,816)	(1,573,375)
Prepaid expenses and deferred charges	(387,605)	(746,124)
Accounts payable and accrued liabilities	(3,515,658)	(1,703,967)
Customer deposits, interest and taxes accrued	4,760,658	1,436,478
Other liabilities and other deferred credits	543,215	551,213
Accumulated provision – rate refunds	—	(18,718,679)

Net cash provided by operating activities	20,471,199	10,978,321

Investing activities:
Capital expenditures – regulated	(18,230,294)	(44,047,606)
Capital expenditures and other investments- non-regulated	(1,649,514)	(2,247,440)

Net cash used in investing activities	(19,879,808)	(46,295,046)

Financing activities:
Payment of interest rate derivative	—	(2,683,000)
Proceeds from issuance of common stock	10,209,663	3,262,610
Proceeds from issuance of senior notes	—	98,000,000
Long-term debt issuance costs	—	(891,420)
Redemption of senior notes	—	(100,025,000)
Premium paid on extinguished debt	—	(9,072,688)
Discount on issuance of senior notes	—	(568,400)
Redemption of first mortgage bonds	—	(18,000)
Common stock issuance costs	(404,897)	—
Net (repayments) proceeds from short-term borrowings	(4,500,000)	51,809,000
Dividends	(16,237,896)	(14,514,338)
Net (repayments) proceeds from non-regulated notes payable	(194,085)	138,848
Other	(70,861)	(75,385)

Net cash provided by (used in) financing activities	(11,198,076)	25,362,227

Net decrease in cash and cash equivalents	(10,606,685)	(9,954,498)

Cash and cash equivalents at beginning of period	13,108,197	14,439,227

Cash and cash equivalents at end of period	$2,501,512	$4,484,729

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

Note 2 - Recently Issued Accounting Standards

The FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities” (FIN No. 46-R), in December 2003, which addressed the requirements for consolidating certain variable interest entities. FIN No. 46-R applied immediately to variable interest entities created after January 31, 2003. FIN No. 46-R applies to all other variable interest entities as of March 31, 2004, or, in the case of special purpose entities, December 31, 2003. Empire District Trust I, a securitization trust subsidiary of Empire created in March 2001, was consolidated within our financial statements prior to the adoption of FIN No. 46-R. As a result of the application of FIN No. 46-R, we have deconsolidated this securitization trust as of December 31, 2003. Other than a change in presentation, this deconsolidation had no material impact on our financial condition or results of operations. We completed the adoption of FIN No. 46-R during the quarter ended March 31, 2004, which had no material impact on our consolidated financial statements. Additionally, we have no material variable interests that require disclosure under FIN No. 46-R.

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

Our postemployment medical plan provides prescription drug coverage for Medicare-eligible retirees. Our accumulated postretirement benefit obligation (APBO) and net cost recognized for other postemployment benefits (OPEB) do not currently reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The provisions of the Act provide for a federal subsidy, beginning in 2006, of 28% of prescription drug costs between $250 and $5,000 for each Medicare-eligible retiree who does not join Medicare Part D, to companies whose plans provide prescription drug benefits to their retirees that are “actuarially equivalent” to the prescription drug benefits provided under Medicare. Equivalency must be certified annually by the Federal Government. This subsidy is expected to cause a decrease in APBO which is expected to be recognized as an actuarial gain and amortized through the FAS 106 post-retirement expense. In accordance with FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, issued in January 2004, we elected to defer recognition of the effects of the Act until the earlier of the issuance of final accounting guidance or a significant modification of the plan. FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement

and Modernization Act of 2003”, was issued May 19, 2004 and calls for the subsidy to be generally accounted for in the first annual or interim period starting after June 15, 2004. We are presently evaluating the impact of the Act on our financial statements, including the manner of adopting the prescribed accounting standards, and anticipate adopting FASB Staff Position No. 106-2 in the third quarter of 2004.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2003 for further information regarding recently issued accounting standards.

Note 3 - Risk Management and Derivative Financial Instruments

We utilize derivatives to help manage our exposure resulting from purchasing natural gas, to be used as fuel, on the volatile spot market and, when necessary, to manage certain interest rate exposure.

As of June 30, 2004, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments held as of that date and subject to the reporting requirements of FAS 133.

Current assets	$8,079,400
Current liabilities	$913,370
Noncurrent assets	$3,559,050
Noncurrent liabilities	$999,950

A $6,260,307 net of tax, unrealized gain representing the fair market value of these contracts is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet. The tax effect of $3,836,963 on this gain is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the contract periods beginning July 1, 2004 and ending on August 31, 2008. At the end of each settlement period, any gain or loss for that period related to contracts settled will be reclassified to fuel expense.

We record unrealized gains/(losses) on the overhedged portion of our gas hedging activities in “Fuel” under the Operating Revenues Deductions section of our income statements as allowed by FAS 133 since all of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative ventures.

The following table sets forth the “mark-to-market” pre-tax gains/(losses) from the overhedged portion of our hedging activities included in “Fuel” (in millions):

	June 30, 2004	June 30, 2003
Quarters ended	$(0.2)	$0.6
Six months ended	$(0.04)	$2.4
Twelve months ended	$(0.2)	$3.3

The following table sets forth the actual pre-tax gains/(losses) from the qualified portion of our hedging activities included in “Fuel” (in millions):

	June 30, 2004	June 30, 2003
Quarters ended	$2.3	$2.2
Six months ended	$5.2	$6.1
Twelve months ended	$8.5	$6.9

See Note 4 – Long-Term Debt (below) for information on our hedging of interest rates.

As of July 23, 2004, 66% of our anticipated volume of natural gas usage for the remainder of year 2004 is hedged at an average price of $3.272 per Dekatherm (Dth). In addition, approximately 40% of our anticipated volume of natural gas usage for the year 2005 is hedged at an average price of $4.147 per Dth, approximately 20% of our anticipated volume of natural gas usage for the year 2006 is hedged at an average price of $4.216 per Dth, approximately 26% of our anticipated volume of natural gas usage for the year 2007 is hedged at an average price of $4.526 per Dth, and approximately 14% of our anticipated volume of natural gas usage for the year 2008 is hedged at an average price of $4.129 per Dth.

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

On November 3, 2003, we issued $62.0 million aggregate principal amount of Senior Notes, 6.70% Series due 2033 for net proceeds of approximately $61.0 million. We used the proceeds from this issuance, along with short-term debt, to redeem three separate series of our outstanding first mortgage bonds: (1) all $2.25 million aggregate principal amount of our First Mortgage Bonds, 9¾% Series due 2020 for approximately $2.4 million, including interest; (2) all $13.1 million aggregate principal amount of our First Mortgage Bonds, 7¼% Series due 2028 for approximately $13.7 million, including interest; and (3) all $45.0 million aggregate principal amount of our First Mortgage Bonds, 7% Series due 2023 for approximately $46.8 million, including interest. The $1.7 million aggregate redemption premiums paid in connection with the redemption of these first mortgage bonds, together with $1.1 million of remaining unamortized issuance costs and discounts on the redeemed first mortgage bonds, were recorded as a regulatory asset and are being amortized as interest expense over the life of the 2033 Notes. On May 16, 2003, we entered into an interest rate derivative contract with an outside counterparty to hedge against the risk of a rise in interest rates impacting the 2033 Notes prior to their issuance. Upon issuance of the 2033 Notes, the realized gain of $5.1 million from the derivative contract was recorded as a regulatory liability and is being amortized over the life of the debt to reduce interest expense.

We “marked-to-market” the fair market value of these contracts at the end of each accounting period as specified in FAS 133 and FAS 149 and included them in Other Comprehensive Income until they were reclassified as a regulatory asset upon issuance of the 2013 Notes in June 2003 and a regulatory liability upon issuance of the 2033 Notes in November 2003.

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

Our net periodic pension benefit (cost) (related to the application of SFAS 87, “Employers’ Accounting for Pensions”), net of tax, is presented below as a percentage of net income for each of the periods ended June 30, 2004 and 2003:

	% Effect on Net Income
	2004	2003
Three Months Ended	(18.59)%	(18.06)%
Six Months Ended	(21.12)%	(11.49)%
Twelve Months Ended	(6.94)%	(0.32)%

The above table excludes amounts of our net periodic pension benefit (cost) that are capitalized, since they do not impact net income.

We expect to make OPEB contributions of $3.7 million in 2004, of which $1.8 million has been made as of June 30, 2004, in addition to our current year expenditures for retiree health care expense of approximately $1.9 million. We anticipate adopting FASB Staff Position No. 106-2 regarding the new Medicare Prescription Drug Improvement and Modernization Act of 2003 in the third quarter of 2004 and are still evaluating what effect it may have. See Note 2 for further details.

The components of our net periodic cost of pension (expensed and capitalized) and other post-employment benefits (in millions) are summarized below:

	Pension Benefits		OPEB
	Three months ended June 30
	2004	2003	2004	2003
Service cost	$0.8	$0.6	$0.3	$0.3
Interest cost	1.5	1.5	0.9	0.8
Expected return on plan assets	(1.9)	(1.6)	(0.5)	(0.4)
Amortization of prior service cost	0.1	0.2	(0.2)	—
Amortization of transition obligation	—	0.0	0.3	0.3
Amortization of net (gain) loss	0.2	0.3	0.6	0.3
Net periodic benefit cost	$0.7	$1.0	$1.4	$1.3

	Pension Benefits		OPEB
	Six months ended June 30
	2004	2003	2004	2003
Service cost	$1.4	$1.3	$0.6	$0.6
Interest cost	3.1	2.9	1.8	1.7
Expected return on plan assets	(3.7)	(3.2)	(1.0)	(0.8)
Amortization of prior service cost	0.3	0.3	(0.3)	—
Amortization of transition obligation	—	0.0	0.5	0.5
Amortization of net (gain) loss	0.4	0.6	1.2	0.8
Net periodic benefit cost	$1.5	$1.9	$2.8	$2.8

	Pension Benefits		OPEB
	Twelve months ended June 30
	2004	2003	2004	2003
Service cost	$2.7	$2.4	$1.1	$1.1
Interest cost	6.0	5.7	3.5	3.3
Expected return on plan assets	(6.9)	(7.2)	(1.9)	(1.5)
Amortization of prior service cost	0.6	0.5	(0.3)	—
Amortization of transition obligation	—	(0.3)	1.1	1.1
Amortization of net (gain) loss	1.0	(1.0)	2.0	1.2
Net periodic benefit cost	$3.4	$0.1	$5.5	$5.2

Stock Compensation

We utilize the accounting provisions of FAS 123 “Accounting for Stock-Based Compensation” and recognize compensation expense over the vesting period of stock-based compensation awards based upon the fair-value of the award as of the date of issuance. There were 26,200 stock awards granted in the first quarter of 2004 relating to the performance-based restricted stock award portion of our stock incentive plan. All such grants are made in the first quarter with respect to each plan year.

The following table summarizes the activity of the stock option portion of our stock incentive plan for the first six months of 2004.

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	118,900	$19.83
Granted	54,200	$21.79
Exercised	—	—
Forfeited	—	—
Outstanding as of June, 30, 2004	173,100	$20.45
Exercisable as of June 30, 2004	—	—

In addition, we issued 18,721 shares in the first six months of 2004 relating to our 401(k) Plan matching contributions.

We recognized $0.2 million and $0.1 million in compensation expense for the three month periods ended June 30, 2004 and 2003, respectively, $0.5 million and $0.1 million in compensation expense for the six month periods ended June 30, 2004 and 2003, respectively, and $0.6 million and $0.2 million in compensation expense for the twelve months ended June 30, 2004 and 2003, respectively, for these plans, as well as our employee stock purchase plan.

Note 6 – Regulatory Matters

All of our regulatory assets are earning a current return except for those related to premiums and related costs for reacquisitions and issuance of debt and those related to post-employment benefit cost incurred since our latest rate case in each jurisdiction. Cost recovery of debt related costs has historically been allowed in our rate cases. Postretirement benefit costs have also been allowed in rates, pursuant to state statute. We believe it is probable these assets will be afforded similar treatment by our regulators. In addition, losses and gains on interest rate derivatives have also been incurred since our latest rate cases. Since these items increase and reduce, respectively, our effective interest cost, we believe it is probable they will be included in our rate base. See Note 4.

Note 7 – Accounts Receivable - Other

The following table sets forth the major components comprising “Accounts receivable – other” on our consolidated balance sheet (in millions):

	June 30, 2004	December 31, 2003
Accounts receivable for meter loops, meter bases, line extensions, highway projects, etc.	$1.9	$1.9
Accounts receivable for insurance reimbursement for Energy Center	2.6	—
Accounts receivable of our non-regulated subsidiary companies	2.5	1.7
Accounts receivable from Westar Generating, Inc. for commonly-owned facility	1.2	0.5
Taxes receivable – overpayment of estimated income taxes	2.6	3.2
Accounts receivable for true-up on maintenance contracts	3.1	1.0
Other	0.1	0.9
Total accounts receivable – other	$14.0	$9.2

The $2.6 million accounts receivable for insurance reimbursement for Energy Center relates to $3.6 million of expenses for repairs to our Unit No. 2 combustion turbine at the Energy Center, less our $1 million deductible which was expensed in the first quarter of 2004. We expect this amount to be reimbursed by our insurer.

The $3.1 million in accounts receivable for true-up on maintenance contracts represents the gross estimated credits accrued in the last six months of 2003 and the first six months of 2004 related to our maintenance contract entered into in July 2001 for the State Line Combined Cycle Unit (SLCC). The measurement period for this maintenance contract runs from July 1, 2003 through June 30, 2004. 40% of this credit belongs to Westar Generating, Inc., the owner of 40% of the SLCC, and has been recorded in accounts payable as of June 30, 2004.

Note 8 - Regulated - Other Operating Expense

The following table sets forth the major components comprising “Regulated – other” under “Operating Revenue Deductions” on our consolidated statements of income (in millions) for all periods presented ended June 30:

	Second Quarter 2004	Second Quarter 2003	6 Months Ended 2004	6 Months Ended 2004	12 Months Ended 2004	12 Months Ended 2003
Transmission and distribution expense	$1.8	$2.0	$3.7	$4.1	$7.8	$8.1
Power operation expense (other than fuel)	2.4	2.4	5.0	4.4	9.8	9.0
Customer accounts & assistance expense	1.7	1.7	3.5	3.2	6.9	6.5
Employee pension expense	0.7	0.9	1.4	1.7	3.1	0.9
Employee healthcare plan	2.1	1.9	4.0	3.3	7.5	6.5
General office supplies and expense	1.8	1.6	3.6	3.0	6.8	6.1
Administrative and general expense	2.1	1.9	4.4	4.1	8.5	7.7
Allowance for uncollectible accounts	0.3	0.2	1.0	0.5	1.5	1.2
Miscellaneous expense	—	—	0.1	0.1	0.1	0.3
Total	$12.9	$12.6	$26.7	$24.4	$52.0	$46.3

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

	For the quarter ended June 30,
	2004		2003
	Non-Regulated	Total Company	Non-Regulated	Total Company
Statement of Income Information
Revenues	$5,635,367 *	$77,302,561	$5,000,587 *	$74,602,933
Operating income (loss)	$(303,156)	$9,436,869	$(227,115)	$11,050,025
Net income (loss)	$(437,222)	$1,956,582	$(488,783)	$2,662,300
Minority interest	$(109,761)	$(109,761)	$(208,695)	$(208,695)
Capital Expenditures
	$1,045,878	$11,939,727	$609,344	$16,194,373

	As of June 30, 2004		As of December 31, 2003
	Non-Regulated	Total Company	Non-Regulated	Total Company
Balance Sheet Information
Total assets	$25,125,578	$1,007,794,250	$22,776,604	$1,010,832,532
Minority interest	$(1,100,974)	$(1,100,974)	$(1,159,953)	$(1,159,953)

	For the six-months-ended June 30,
	2004		2003
	Non-Regulated	Total Company	Non-Regulated	Total Company
Statement of Income Information
Revenues	$10,874,644 *	$154,534,384	$10,343,288 *	$151,508,662
Operating income (loss)	$(606,940)	$18,320,285	$(501,953)	$24,902,476
Net income (loss)	$(774,865)	$3,412,615	$(907,208)	$8,307,479
Minority interest	$(67,541)	$(67,541)	$(305,765)	$(305,765)
Capital Expenditures
	$1,649,514	$19,879,808	$2,247,440	$46,295,046

	For the twelve-months-ended June 30,
	2004		2003
	Non-Regulated	Total Company	Non-Regulated	Total Company
Statement of Income Information
Revenues	$21,749,106 *	$328,530,618	$19,644,410 *	$323,210,334
Operating income (loss)	$(1,041,140)	$54,852,327	$(1,148,276)	$62,114,406
Net income (loss)	$(1,260,318)	$24,555,442	$(1,669,604)	$30,341,624
Minority interest	$(115,410)	$(115,410)	$(448,228)	$(448,228)
Capital Expenditures
	$3,325,694	$39,490,472	$4,523,015	$88,519,923

*Includes revenues received from the regulated business that are eliminated in consolidation.

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

The primary drivers of our electric operating revenues in any period are: (1) weather, (2) rates we can charge our customers, (3) customer growth, (4) the inability to recover increases in fuel costs in rates due to the lack of a fuel adjustment provision in Missouri and (5) general economic conditions. Weather affects the demand for electricity for our regulated business. Very hot summers and very cold winters increase demand, while mild weather reduces demand. Residential and commercial sales are impacted more by weather than industrial sales, which are mostly affected by business needs for electricity and general economic conditions. The utility commissions in the states in which we operate, as well as the FERC, set the rates at which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely rate relief. We continue to assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary. Customer growth (growth in the number of our customers) contributes to the demand for electricity. We expect our annual customer growth to be approximately 1.5% over the next several years.

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

During the second quarter of 2004, basic and diluted earnings per weighted average share of common stock decreased to $0.08 as compared to $0.12 in the second quarter of 2003 despite a $2.7 million increase in revenues. Primarily, earnings per share were positively impacted by continued customer growth and favorable weather conditions which increased earnings per share by an estimated $0.05 and $0.07, respectively. FERC and Oklahoma rate increases also had a slight favorable impact on second quarter earnings. A decrease in off-system wholesale revenues decreased earnings approximately $0.05 per share. A decrease in interest charges on long-term debt increased earnings per share approximately $0.02. Our second quarter 2004 results were negatively impacted predominantly by a $2.2 million net increase in fuel and purchased power costs (and the inability to recover most of this increased fuel cost in rates due to the lack of a fuel adjustment provision in Missouri), which reduced earnings by approximately $0.06 per share. Also negatively impacting earnings were increases in other operating expenses and increased maintenance and repair costs, which decreased earning per share approximately $0.03 and $0.02, respectively. The calculation of our earnings per share for the second quarter of 2004 also gives effect to the dilution from the sale of 2.3 million shares of our common stock in December 2003 and January 2004 of an estimated $0.01 per share. See “- Liquidity and Capital Resources” below.

For the six months ended June 30, 2004, basic and diluted earnings per weighted average share of common stock decreased to $0.13 as compared to $0.37 for the six months ended June 30, 2003 despite increased revenues. Positively impacting earnings an estimated $0.04 per share, were the May 2003 FERC rate increase (average rate increase of 14.00%) and August 2003 Oklahoma rate increase (average rate increase of 10.99%). An increase in earnings of an estimated $0.10 per share from continued customer growth and an estimated $0.01 per share from favorable weather conditions was offset by an approximate $2.8 million decrease, or $0.08 per share, in off system revenues. A decrease in interest charges on long-term debt increased earnings per share approximately $0.04. Earnings per share for the six months ended June 30, 2004, were negatively impacted predominantly by a $6.1 million pre-tax increase in total fuel and purchased power costs (and the inability to recover most of this increased fuel cost in rates due to the lack of a fuel adjustment provision in Missouri) and a $0.7 million pre-tax net increase in employee health care expense which reduced earnings per share by $0.17 and $0.02, respectively. Also negatively impacting earnings were increases in depreciation and amortization expense, other taxes and maintenance and repairs expense, primarily related to a rotating blade failure at the Energy Center, which decreased earnings per share by approximately $0.03 each. The calculation of our earnings per share for the six months ended June 30, 2004 also gives effect to the dilution from the sales of 2.3 million shares of our common stock in December 2003 and January 2004 of an estimated $0.02 per share. See “- Liquidity and Capital Resources” below.

For the twelve months ended June 30, 2004, basic earnings per weighted average share of common stock decreased to $1.02 and diluted earnings per weighted average share was $1.01 as compared to $1.34 for basic and diluted earnings per weighted average share of common stock for the twelve months ended June 30, 2003 despite increased revenues. Positively impacting earnings an estimated $0.22 per share were the December 2002 Missouri rate increase (average rate increase of 4.97%), May 2003 FERC rate increase and August 2003 Oklahoma rate increase. An estimated increase in earnings of $0.23 per share from continued customer growth was more than offset by an approximate $0.27 per share decrease in off system revenues. Mild weather decreased earnings an estimated $0.09 per share. Favorably impacting earnings was decreased interest charges on long-term debt which increased earnings per share approximately $0.03. Earnings per share for the twelve months ended June 30, 2004, were negatively impacted predominantly by a $6.0 million pre-tax increase in total fuel and purchased power costs (and the inability to recover most of this increased fuel cost in rates due to the lack of a fuel adjustment provision in Missouri), a $2.2 million pre-tax net increase in pension expense, and a $1.0 million pre-tax increase in employee health care which reduced earnings per share by $0.17, $0.06 and $0.03, respectively. Also negatively impacting earnings were increases in depreciation and amortization expense and other taxes, which decreased earnings per share by approximately $0.08 and $0.04, respectively. The calculation of our earnings per share for the twelve months ended June 30, 2004 also gives effect to the dilution from the sales of 2.3 million shares of our common stock in December 2003 and January 2004 of an estimated $0.07 per share. See “- Liquidity and Capital Resources” below.

On April 30, 2004, we filed a request with the Missouri Public Service Commission for an annual increase in base rates for our Missouri electric customers in the amount of $38,282,294, or 14.82%. On May 20, 2004, we filed a request with the MPSC to implement the proposed IEC no later than June 15, 2004. The MPSC held an on-the-record presentation on July 26, 2004 in response to this request and we are awaiting a response.

On July 14, 2004, we filed a request with the Arkansas Public Service Commission for an annual increase in base rates for our Arkansas electric customers in the amount of $1,428,225, or 22.1%. See “-Results of Operations - Rate Matters” below.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 2004, compared to the same periods ended June 30, 2003.

Electric Operating Revenues and Kilowatt-Hour Sales

Of our total electric operating revenues during the second quarter of 2004 approximately 37.9% were from residential customers, 31.1% from commercial customers, 18.2% from industrial customers, 4.8% from wholesale on-system customers, 3.6% from wholesale off-system transactions and 4.4% from miscellaneous sources, primarily transmission services. The percentage changes from the prior year periods in kilowatt-hour (“Kwh”) sales and operating revenues by major customer class were as follows:

	On-System kWh Sales (in millions)
	Second Quarter 2004	Second Quarter 2003	%* Change	6 MOE June 30, 2004	6 MOE June 30, 2003	%* Change	12 MOE June 30, 2004	12 MOE June 30, 2003	%* Change
Residential	353.5	322.7	9.5%	852.9	833.9	2.3%	1,747.3	1,739.2	0.5%
Commercial	344.3	332.1	3.7	674.6	655.3	3.0	1,406.2	1,382.5	1.7
Industrial	274.1	252.2	8.7	528.1	501.6	5.3	1,085.1	1,030.9	5.3
Wholesale	74.7	73.0	2.4	147.9	150.4	(1.7)	306.1	319.0	(4.1)
Other***	25.4	24.4	4.4	53.1	50.5	5.1	106.5	102.9	3.5
Total On-System	1,072.0	1,004.4	6.7	2,256.6	2,191.7	3.0	4,651.2	4,574.5	1.7

	On-System Operating Revenues ($ in millions)
	Second Quarter 2004	Second Quarter 2003	%* Change	6 MOE June 30, 2004	6 MOE June 30, 2003	%* Change	12 MOE June 30, 2004	12 MOE** June 30, 2003	%* Change
Residential	$27.1	$24.9	9.0%	$59.3	$57.3	3.7%	$127.3	$123.5	3.1%
Commercial	22.2	21.5	3.2	41.6	40.6	2.6	91.6	88.0	4.1
Industrial	13.0	12.1	6.9	24.1	23.1	4.6	51.7	48.2	7.2
Wholesale	3.5	3.1	11.9	6.7	5.8	13.9	13.2	11.9	11.3
Other***	1.8	1.7	6.4	3.6	3.4	5.2	7.5	7.0	6.8
Total On-System	$67.6	$63.3	6.7	$135.3	$130.2	4.0	$291.3	$278.6	4.6

*Percentage changes are based on actual kWh sales and revenues and may not agree to the rounded amounts shown above.

**Revenues exclude amounts collected under the Interim Energy Charge during 2002 which were refunded to customers during the first quarter of 2003. See discussion below.

***Other kWh sales and other operating revenues include street lighting, other public authorities and interdepartmental usage.

On-System Transactions

KWh sales for our on-system customers increased 6.7% during the second quarter of 2004 over the second quarter of 2003 primarily due to warmer temperatures during May 2004 than in May 2003. Total cooling degree days (the number of degrees that the average temperature for that period was above 65° F) for the second quarter of 2004 were 40.0% more than the same period last year and 7.7% more than the 20-year average. The Oklahoma and FERC rate increases discussed below, continued customer growth and favorable weather conditions contributed approximately $0.1 million, $1.9 million and $2.3 million, respectively to revenues during the second quarter of 2004. Our customer growth was 1.6% in 2003 and 1.7 % for the second quarter of 2004. We expect our annual customer growth to approximate 1.5% over the next several years.

Residential and commercial kWh sales and revenues increased during the second quarter of 2004 due mainly to the warmer temperatures discussed above. Residential and commercial revenues were also positively impacted by the August 2003 Oklahoma rate increase.

Industrial kWh sales and revenues increased during the second quarter of 2004 mainly from the addition of two new oil pipeline pumping stations on our system that became fully operational in June 2003.

On-system wholesale kWh sales and revenues increased during the second quarter of 2004 reflecting the weather conditions discussed above with revenues also being positively impacted by the May 2003 FERC rate increase.

For the six months ended June 30, 2004, kWh sales to our on-system customers increased approximately 3.0% while the associated revenues increased approximately $5.2 million, or 4.0%. Rate increases contributed approximately $1.5 million to revenues with customer growth contributing approximately $3.6 million and weather contributing approximately $0.2 million. kWh sales to our residential and commercial customers increased, mainly due to continued customer growth. Residential and commercial revenues increased during the six months ended June 30, 2004 reflecting the increased sales, as well as the August 2003 Oklahoma rate increase. Industrial kWh sales and revenues increased for the six month period reflecting the two new oil pipeline pumping stations on our system that became fully operational in June 2003. On-system wholesale kWh sales decreased reflecting the change in customer status in June 2003 of an on-system wholesale customer/aggregator, comprising three of our on-system wholesale accounts, which elected to go off-system and purchase power from us at market-based rates. Revenues received from these accounts, which comprised 5-6% of our on-system wholesale sales, but less than one-half percent of our total on-system sales in 2002, are now included in our off-system revenues. Revenues associated with these FERC-regulated sales increased as a result of the FERC rate increase that became effective May 1, 2003 and as a result of the fuel adjustment clause applicable to such sales. This clause permits the pass through to customers of changes in fuel and purchased power costs.

For the twelve months ended June 30, 2004, kWh sales to our on-system customers increased approximately 1.7% while the associated revenues increased approximately $12.7 million, or 4.6%, as compared to the same period ended June 30, 2003. Rate increases contributed approximately $7.7 million to revenues with customer growth contributing approximately $7.8 million and weather having a negative effect approximating $3.1 million. Residential and commercial kWh sales increased, reflecting the continued customer growth while related revenues increased during this period due to the increased sales as well as the August 2003 Oklahoma rate increase and December 2002 Missouri rate increase. Industrial sales and revenues increased during the twelve-month period reflecting the addition of the two new oil pipeline pumping stations on our system that became fully operational in June 2003. On-system wholesale kWh sales decreased during the twelve-month period reflecting the change in customer status in June 2003 of the on-system wholesale customer/aggregator which elected to go off-system and purchase power from us at market-based rates. Revenues associated with these FERC-regulated sales increased as a result of the FERC rate increase that became effective May 1, 2003 and as a result of the fuel adjustment clause applicable to such sales.

Rate Matters

The following table sets forth information regarding electric and water rate increases affecting the revenue comparisons discussed above:

		Annual	Percent
	Date	Increase	Increase	Date
Jurisdiction	Requested	Granted	Granted	Effective
Missouri - Electric	November 3, 2000	$17,100,000	8.40%	October 2, 2001
Missouri - Electric	March 8, 2002	11,000,000	4.97%	December 1, 2002
Missouri - Water	May 15, 2002	358,000	33.70%	December 23, 2002
FERC -Electric	March 17, 2003	1,672,000	14.00%	May 1, 2003
Oklahoma -Electric	March 4, 2003	766,500	10.99%	August 1, 2003

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

On April 30, 2004, we filed a request with the Missouri Public Service Commission (MPSC) for an annual increase in base rates for our Missouri electric customers in the amount of $38,282,294, or 14.82%. As part of the filing, we asked the Commission to consider, in addition to a traditional ratemaking approach, two options that would allow us to recover our actual fuel and purchased power expenses:  an IEC, subject to refund, similar to the one approved in our 2001 case, or a fuel adjustment clause, that would reflect actual fuel prices. Any new rates approved as a result of this request are not expected to be effective until the first quarter of 2005.

On May 20, 2004, we filed a request with the MPSC to implement the proposed IEC no later than June 15, 2004. The MPSC held an on-the-record presentation on July 26, 2004 in response to this request and we are awaiting a response.

On July 14, 2004, we filed a request with the Arkansas Public Service Commission for an annual increase in base rates for our Arkansas electric customers in the amount of $1,428,225, or 22.1%. Any new rates approved as a result of this request are not expected to be effective until the second quarter of 2005.

We will continue to assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Off-System Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended June 30,:

	2004			2003
(in millions)	Second Quarter	Six Months Ended	Twelve Months Ended	Second Quarter	Six Months Ended	Twelve Months Ended
Revenues	$3.4	$7.0	$12.6	$5.6	$9.6	$21.8
Expenses	2.1	4.1	7.6	3.6	6.2	13.0
Net Revenue	$1.3	$2.9	$5.0	$2.0	$3.4	$8.8

The decrease in revenues less expenses for each of the periods ended June 30, 2004 as compared to the prior year periods resulted primarily from the non-renewal of short-term contracts for firm energy that ran from January 2002 through June 2003. We sold this energy in the wholesale market when it was not required to meet our own customers’ needs during that period.

Operating Revenue Deductions

During the second quarter of 2004, total operating expenses increased approximately $4.3 million (6.8%) compared with the same period last year. Fuel costs increased approximately $4.9 million (37.7%) but were partially offset by a $2.7 million (17.7%) decrease in purchased power costs during the second quarter of 2004. The increase in fuel costs was primarily due to higher prices for the unhedged portion of the natural gas that we burned in our gas-fired units, increased generation by both our coal-fired and gas-fired units (an estimated $2.9 million) and to a smaller net gain from our natural gas derivative contracts (which reduces fuel expense) in the second quarter of 2004 ($2.1 million) as compared to the second quarter of 2003 ($2.8 million). Our increased generation reflected greater availability from our coal-fired units during the second quarter of 2004 as compared to the second quarter of 2003 when the Iatan Plant underwent a planned boiler outage, the Riverton Plant’s Unit No. 7 had a 12-day scheduled spring maintenance outage and Unit No. 8 was unavailable due to an extended maintenance outage that ran from February 14, 2003 until May 14, 2003. The decrease in purchased power costs primarily reflected a shift from serving our energy needs with purchased power to generating our own power, reflecting that it was more economical to run our own generating units during the second quarter of 2004 than to purchase power. This decrease in purchased power costs also reflects the non-renewal of the short-term contracts for firm energy that ran from January 2002 through June 2003. The net increase in fuel and purchased power costs during the second quarter of 2004 as compared to the same period last year was $2.2 million (7.9%). We expect fuel costs to increase in 2005 due to changes in delivered prices resulting from the expiration of our long-term coal and freight contracts. We currently have a long-term contract, expiring in December 2004, with a subsidiary of Peabody Holding Company, Inc. for the supply of low sulfur Western coal (Powder River Basin) at the Asbury and Riverton Plants. We also currently have a contract with Union Pacific Railroad Company and The Kansas City Southern Railway Company which provides for transportation of the Powder River Basin coal which will expire in June 2005. We have accepted binding proposals and are negotiating contractual terms and conditions to finalize both a new coal contract and a new transportation contract. The delivered price of coal under the new contracts is expected to be higher than the current price during the first and second quarters of 2005, but we expect the delivered price increase to be substantially mitigated beginning in the third quarter of 2005.

Regulated - other operating expenses increased $0.3 million (2.3%) during the period primarily due to a $0.2 million increase in employee health care costs. Non-regulated operating expense for all periods presented is discussed below under “- Non-regulated Items.”

Maintenance and repairs expense increased approximately $0.7 million (13.8%) during the quarter, primarily due to a $0.7 million increase in maintenance costs at the Energy Center related to generator repairs. Maintenance and repairs expense for the State Line Combined Cycle Unit (SLCC) were $1.4 million higher during the second quarter of 2004 as compared to the prior year reflecting a $1.8 million true-up credit from Siemens Westinghouse recorded in June 2003 related to our maintenance contract entered into in July 2001 for the SLCC. This increase was offset by a $1.4 million decrease in maintenance costs for our coal-fired units during the second quarter of 2004 as compared to the same period in 2003 when Riverton and Iatan were undergoing the maintenance outages discussed above, as well as decreased maintenance contract costs. We expect maintenance and repairs expense to increase approximately $0.7 million in the third quarter of 2004 due to damage to our transmission and distribution systems in the Kansas, Oklahoma and Missouri areas of our service territory on July 4, 2004 resulting from storms with strong winds that initially disrupted power to an estimated 35,000 customers.

Depreciation and amortization expense increased approximately $0.5 million (6.3%) during the quarter due to increased plant in service. The provision for income taxes decreased $0.4 million (25.7%) during the second quarter of 2004 due to a decrease in taxable income. Our effective federal income tax rate for the second quarter of 2004 was 34.4% as compared to 35.1% for the second quarter of 2003. Other taxes increased approximately $0.4 million (10.3%) during the second quarter of 2004 due mainly to increased property taxes reflecting our additions to plant in service.

During the six months ended June 30, 2004, total operating expenses were up approximately $9.6 million (7.6%) compared with the same period last year. Fuel costs increased approximately $13.2 million (60.8%) but were partially offset by a $7.1 million (21.2%) decrease in purchased power costs during the period. The increase in fuel costs was primarily due to increased generation by both our coal fired and gas fired units (an estimated $6.4 million), higher prices for the unhedged portion of the natural gas that we burned in our gas-fired units and to a smaller net gain from our natural gas derivative contracts (which reduces fuel expense) in the first six months of 2004 ($5.2 million) as compared to the first six months of 2003 ($8.5 million). The decrease in purchased power costs primarily reflected a shift from serving our energy needs with purchased power to generating our own power reflecting that it was more economical to run our own generating units during the six months ended June 30, 2004 than to purchase power. The decrease in purchased power costs also reflects the non-renewal of the short-term contracts for firm energy that ran from January 2002 through June 2003. The net increase in fuel and purchased power costs during the six months ended June 30, 2004 as compared to the same period last year was $6.1 million (11.0%).

Regulated - other operating expenses for the first six months of 2004 increased approximately $2.3 million (9.2%) primarily due to a $0.7 million increase in employee health care costs, an approximate $0.5 million increase in labor costs and a $0.8 million increase to customer accounts expense, of which $0.4 million was a first quarter 2004 addition to bad debt expense.

Maintenance and repairs expense increased $1.1 million (11.1%) for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the $1 million insurance deductible recorded to expense in the first quarter of 2004 related to the maintenance on the Energy Center’s Unit No. 2 which experienced a rotating blade failure on January 7, 2004 (which caused damage throughout the machine) and to the second quarter maintenance costs related to generator repairs at the Energy Center. Maintenance costs decreased $1.5 million for our coal-fired units during the first half of 2004 as compared to the prior year, reflecting the 2003 maintenance outages discussed above, partially offset by a $0.9 million increase in maintenance costs for the SLCC as compared to the prior year reflecting the $1.8 million true-up credit from Siemens Westinghouse recorded in June 2003. Depreciation and amortization expense increased approximately $1.2 million (8.7%) during the six-month period due to increased plant in service. Total provisions for income taxes decreased $2.7 million (58.0%) due to decreased taxable income. Our effective federal income tax rate for the first six months of 2004 was 35.0% as compared to 35.6% for the first six months of 2003. Other taxes increased $1.2 million (16.0%) during the six months ended June 30, 2004 due mainly to increased property taxes reflecting our additions to plant in service and increased city taxes in the first quarter of 2004 as compared to the first quarter of 2003 when we had a decrease in city taxes resulting from the refund of the IEC in the first quarter of 2003.

During the twelve months ended June 30, 2004, total operating expenses increased approximately $12.6 million (4.8%) compared with the same period in 2003. Total fuel costs increased approximately $19.9 million (43.8%) but were partially offset by a decrease in total purchased power costs of approximately $14.0 million (20.9%) during the twelve-month period. The increase in fuel costs was due to increased generation by both our coal-fired and gas-fired units (approximately $5.8 million), reflecting the non-renewal of short-term contracts for firm energy that ran from January 2002 through June 2003 as well as higher prices for the unhedged portion of the natural gas that we burned in our gas-fired units. Also contributing to the increase in fuel costs were a smaller net gain from our natural gas derivative contracts (which reduces fuel expense) during the twelve months ended June 30, 2004 ($8.3 million) as compared to the prior year period ($10.2 million) and a $1 million payment in the fourth quarter of 2003, expensed as additional fuel costs in the third quarter of 2003, pursuant to a settlement with Enron of a fuel contract dispute. The decrease in purchased power costs primarily reflected a shift from serving our energy needs with purchased power to generating our own power, reflecting that it was more economical to run our own generating units during the third and fourth quarters of 2003 as well as the first and second quarters of 2004 than to purchase power. This decrease in purchased power costs also reflects the non-renewal of the short-term contracts for firm energy discussed above. The net increase in fuel and purchased power costs during the twelve months ended June 30, 2004 as compared to the same period last year was $6.0 million (5.3%).

Regulated – other operating expenses increased approximately $5.7 million (12.4%) during the twelve months ended June 30, 2004, compared to the same period last year due primarily to increases in employee pension expense of approximately $2.2 million (due in part to increased amortization of prior year asset losses as required by the provisions of FAS 87), employee health care expense of approximately $1.0 million, stock and compensation expense of approximately $0.4 million, general and administrative labor costs of approximately $0.5 million, regulatory commission expenses related to our recent rate cases of approximately $0.3 million and a $0.8 million increase to customer accounts expense of which $0.6 million consisted of additions to bad debt expense in the fourth quarter of 2003 ($0.2 million) and the first quarter of 2004 ($0.4) million.

Maintenance and repairs expense decreased approximately $0.9 million (4.3%) during the twelve months ended June 30, 2004 compared to the prior period, reflecting a $1.4 million decrease in maintenance costs for our coal-fired units and a $1.5 million decrease in maintenance costs for our State Line and Riverton gas-fired units offset by a $1.4 million increase in maintenance costs at the Energy Center and a $0.5 million increase in transmission and distribution maintenance costs. Depreciation and amortization expense increased approximately $2.8 million (10.2%) for the twelve month period due to increased plant in service. Total provision for income taxes decreased $3.1 million (19.0%) due to decreased taxable income during the current period. Our effective federal income tax rate for the twelve months ended June 30, 2004 was 34.2% as compared to 34.6% for the twelve months ended June 30, 2003. Other taxes increased approximately $1.2 million (7.6%) due mainly to increased property taxes reflecting our additions to plant in service and increased city taxes in the first quarter of 2004 as compared to the first quarter of 2003 when we had a decrease in city taxes resulting from the refund of the IEC in the first quarter of 2003.

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

During the second quarter of 2004, total non-regulated operating revenue increased approximately $0.6 million (12.9%) while total non-regulated operating expense increased approximately $0.6 million (12.0%) as compared to the second quarter of 2003.

Our non-regulated businesses generated a $0.4 million net loss in the second quarter of 2004 as compared to a $0.5 million net loss in the second quarter of 2003.

For the six-months ended June 30, 2004, total non-regulated operating revenue increased approximately $0.5 million (4.9%) while total non-regulated operating expense increased approximately $0.4 million (4.1%) as compared to the same period in 2003.

Our non-regulated businesses generated a $0.8 million net loss for the six months ended June 30, 2004 as compared to a $0.9 million net loss during the same period in 2003.

For the twelve-months ended June 30, 2004, total non-regulated operating revenue increased approximately $1.8 million (9.4%) while total non-regulated operating expense increased approximately $0.9 million (4.3%) compared with the same period in 2003. The increase in both revenues and expenses was mainly due to the activities of Conversant, Inc., a software company which began business in early 2002. Conversant markets Customer Watch, the Internet-based customer information system software formerly named Centurion that was developed by our employees. In June 2003, Conversant, Inc. signed a contract with Intermountain Gas Company of Boise, Idaho. A pilot project has been successfully completed and Conversant, Inc. began contributing license revenues in the fourth quarter of 2003. Full implementation is scheduled to be complete in the third quarter of 2004.

Our non-regulated businesses generated a $1.3 million net loss for the twelve-months ended June 30, 2004 as compared to a $1.7 million net loss for the same period in 2003. This smaller net loss contributed $0.02 per share to earnings this period versus the same period last year.

Nonoperating Items

Total allowance for funds used during construction (AFUDC) was virtually the same during the second quarter of 2004 as compared to the same period in 2003. AFUDC decreased $0.2 million for the first six months of 2004 as compared to the first six months of 2003 and $0.6 million during the twelve months ended June 30, 2004 as compared to the prior year due to lower levels of construction for those periods ended June 30, 2004.

Total interest charges on long-term debt decreased $0.6 million (9.3%) during the second quarter of 2004 compared to the same period last year and $1.3 million (9.2%) for the six months ended June 30, 2004 as compared to the same period in 2003 primarily reflecting the refinancing we accomplished in 2003 by calling higher interest debt issues and replacing them with debt issues at lower interest rates. Total interest charges on long-term debt decreased $0.5 million (2.2%) for the twelve months ended June 30, 2004 as compared to the same period in 2003 primarily reflecting the refinancings discussed above offset by interest on additional long-term debt as a result of our repaying short-term debt in December 2002 with the issuance of $50 million of our unsecured 7.05% Senior Notes which mature on December 15, 2022. See “ - Liquidity and Capital Resources” for further information. Commercial paper interest decreased $0.2 million during both the second quarter of 2004 and the six months ended June 30, 2004 as compared to the same periods in 2003, while decreasing $0.3 million for the twelve months ended June 30, 2004 as compared to the prior year period reflecting decreased usage of short-term debt as well as lower interest rates for all periods presented.

Other Comprehensive Income

The change in the fair value of our open gas contracts and our interest rate derivative contracts and the gains and losses on contracts settled during the periods being reported, including the tax effect of these items, are reflected in our Consolidated Statement of Comprehensive Income as the net change in unrealized gain or loss. This net change is recorded as accumulated other comprehensive income in the capitalization section of our balance sheet and does not affect net income or earnings per share. All of these contracts have been designated as cash flow hedges. The unrealized gains and losses accumulated in comprehensive income are reclassified to fuel, or interest expense, in the periods in which they are actually realized or no longer qualify for hedge accounting. We had a decrease in net change in unrealized gain of $0.7 million for  the second quarter of 2004 as compared to an increase in net change in unrealized gain of $2.3 million for the second quarter of 2003. We had a decrease in net change in unrealized gain of $1.0 million for the six months ended June 30, 2004 as compared to an increase in net change in unrealized gain of $3.6 million for the six months ended June 30, 2003. We had a decrease in net change in unrealized gain of $4.0 million for the twelve months ended June 30, 2004 as compared to an increase in net change in unrealized gain of $5.7 million for the twelve months ended June 30, 2003.

We had entered into an interest rate derivative contract in May 2003 to hedge against the risk of a rise in interest rates impacting our 4.5% Senior Notes due 2013 prior to their issuance on June 17, 2003. Costs associated with the interest rate derivative (primarily due to interest rate fluctuations) amounted to approximately $2.7 million and have been capitalized as a regulatory asset and will be amortized over the life of the 2013 Notes, along with the $9.1 million redemption premium paid on the redemption of the $100 million aggregate principal amount of our 7.70% Senior Notes due 2004. The $60 million 30-year interest rate derivative contract that we had entered into on May 16, 2003 to hedge against the risk of a rise in interest rates impacting our 6.7% Senior Notes due 2033 prior to their issuance on November 3, 2003, expired on October 29, 2003 with a gain of $5.1 million. This amount was recorded as a regulatory liability and will be amortized against interest expense over the 30 year life of the debt issue we had hedged. See Note 4 — Long Term Debt under “Notes to Consolidated Financial Statements (Unaudited)”. We had no interest rate derivative contracts in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities

Our net cash flows provided by operating activities increased $9.5 million during the first six months of 2004 as compared to the first six months of 2003, despite a $4.9 million decrease in net income. This was primarily due to the refunding of $18.7 million to our Missouri electric customers in the first quarter of 2003 (the amount of the IEC, with interest, collected between October 2001 and December 2002). Positively impacting cash flows provided by operating activities during the first six months of 2004 compared to the same period in 2003 were a $3.3 million increase in the impact of changes in accrued taxes, a $1.8 million increase due to changes in depreciation and amortization due to increased plant in service and a $1.5 million decrease in cash used for fuel, materials and supplies in 2004 mainly due to the acquisitions of $0.9 million of inventory in 2003 related to the two FT8 peaking units completed at the Empire Energy Center in April 2003 and $0.5 million of inventory related to the storm damage from the May 2003 tornadoes. Negatively impacting cash provided by operating activities were a $6.2 million decrease due to changes in accounts receivable and accrued unbilled revenues, a decrease in deferred income taxes of $3.1 million and a $1.8 million decrease due to changes in accounts payable and accrued liabilities.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $26.4 million during the first six months of 2004 as compared to the first six months of 2003, primarily reflecting the completion of the two FT8 peaking units at the Empire Energy Center in April 2003.

Our capital expenditures totaled $11.9 million during the second quarter of 2004 compared to $16.2 million for the same period in 2003. For the six months ended June 30, 2004, capital expenditures totaled $19.9 million compared to $46.3 million for the same period in 2003 reflecting the completion of the FT8 peaking units in April 2003. These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage.

A breakdown of these capital expenditures for the quarter and six months ended June 30, 2004 is as follows:

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Distribution and transmission system additions	$6.7	$12.8
Additions and replacements – Asbury	0.8	1.1
Additions and replacements – Riverton, Iatan, Ozark Beach, Energy Center, State Line Combined Cycle	1.1	1.3
System mapping project	0.3	0.8
Fiber optics (non-regulated)	0.4	0.7
Transportation	0.7	0.9
Other non-regulated capital expenditures	0.3	0.6
Storms	0.6	0.7
Other	0.6	1.1
Retirements and salvage (net)	0.4	(0.1)
Total	$11.9	$19.9

For the first six months of 2004, approximately 21% of our capital expenditures were paid with internally generated funds (net cash provided by operating activities less dividends paid). We had originally estimated that our capital expenditures for 2005 and 2006 would be approximately $46.9 million and $86.9 million, respectively (including AFUDC). Due to increased customer growth and planned new generation, we have revised our estimate of these capital expenditures to approximately $56.5 million for 2005 and $84.4 million for 2006. As in the past, we intend to utilize short-term debt or the proceeds of sales of long-term debt or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

Financing Activities

Our net cash flows provided by financing activities decreased $36.6 million during the first six months of 2004 as compared to the first six months of 2003 resulting in a $11.2 million use of cash in the current year. Our net cash flows provided by financing activities were primarily affected by borrowing and repayment of short-term debt (commercial paper).

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

On April 17, 2003, we closed a two-year renewal of our $100 million unsecured revolving credit facility which was to expire on May 12, 2003. Borrowings are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. The credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include the Trust Preferred Securities or the related note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios would result in an event of default under the credit facility and would prohibit us from borrowing funds thereunder. We are in compliance with these ratios as of June 30, 2004. This credit facility is also subject to cross-default if we default in excess of $5,000,000 in the aggregate on our other indebtedness. There were no borrowings outstanding under this revolver as of June 30, 2004. However, $8.5 million of the facility as of that date was used to back up our commercial paper and was not available to be borrowed.

Restrictions in our mortgage bond indenture could affect our liquidity. The Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended June 30, 2004 would permit us to issue approximately $212.5 million of new first mortgage bonds based on this test with an assumed interest rate of 7.0%, subject to approval of the Missouri Public Service Commission to mortgage property.

As of July 31, 2004, the ratings for our securities were as follows:

	Moody’s	Standard & Poor’s
First Mortgage Bonds	Baa1	A-
First Mortgage Bonds - Pollution Control Series	Aaa	AAA
Senior Notes	Baa2	BBB-
Commercial Paper	P-2	A-2
Trust Preferred Securities	Baa3	BB+

On July 22, 2004, Standard & Poor’s notified us that they had upgraded their rating on our first mortgage bonds from BBB to A-. Moody’s and Standard & Poor’s currently have a negative outlook and a stable outlook, respectively, on Empire. These ratings indicate the agencies’ assessment of our ability to pay interest, distributions, dividends and principal on these securities. The lower the rating the higher the cost of the securities when they are sold. Ratings below investment grade (Baa3 or above for Moody’s and BBB- or above for Standard & Poor’s) may also impair our ability to issue short-term debt as described above, commercial paper or other securities or make the marketing of such securities more difficult.

CONTRACTUAL OBLIGATIONS

Set forth below is information summarizing our contractual obligations as of June 30, 2004:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Debt (w/o discount)	$358.1	$10.0	$—	$—	$348.1
Note Payable to Securitization Trust	50.0	—	—	—	50.0
Capital Lease Obligations	0.4	0.2	0.2	—	—
Operating Lease Obligations	0.5	0.5	—	—	—
Purchase Obligations*	222.5	43.9	59.3	53.9	65.4
Open Purchase Orders	12.4	9.6	1.2	1.2	0.4
Other Long-Term Liabilities**	3.2	0.4	1.0	1.8	—

Total Contractual Obligations	$647.1	$64.6	$61.7	$56.9	$463.9

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

CRITICAL ACCOUNTING POLICIES

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies. There were no changes in these policies in the six months ended June 30, 2004.

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

We have entered into long-term contracts for the purchase of coal in order to manage our exposure to fuel prices. We satisfied 72.6% of our 2003 fuel supply need through coal. All of our anticipated 2004 supply of coal has been acquired at fixed prices (including standard adjustments). Future coal supplies will be acquired using a combination of fixed pricing (including long-term contracts) and price hedging strategies. We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to minimize our risk from volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense and improve predictability. As of July 23, 2004, 66% of our anticipated volume of natural gas usage for the remainder of year 2004 is hedged. See Note 3 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 5.  Other Information.

At June 30, 2004, our ratio of earnings to fixed charges was 2.26x.  See Exhibit (12) hereto.

On July 22, 2004, Mr. Bill D. Helton of Amarillo, Texas was appointed as a Class III Director of Empire effective August 1, 2004 and will stand for election at our Annual Meeting of Stockholders in April 2005.

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

None.

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

August 9, 2004