Form 10-Q
period 2006-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2006-08-08
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ___

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.  (Check one):

Large accelerated filer ___                                Accelerated filer ☑                              Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No ☑

As of August 1, 2006, 30,108,002 shares of common stock were outstanding.

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

•                  weather, business and economic conditions and other factors which may impact sales volumes and customer growth;

•                  operation of our generation facilities and transmission and distribution systems;

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

•                  the impact of electric deregulation on off-system sales;

•                  changes in accounting requirements;

•                  other circumstances affecting anticipated rates, revenues and costs, including pension and post-retirement costs;

•                  the timing of, accretion estimates, and integration costs relating to, completed and contemplated acquisitions and the performance of acquired businesses;

•                  matters such as the effect of changes in credit ratings on the availability and our cost of funds;

•                  interruptions or other changes in our gas transportation or storage agreements;

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

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005
	(000’s except per share amounts)
Operating revenues:
Electric	$88,579	$81,988
Natural gas	1,627	—
Water	485	363
Non-regulated	4,762	5,540
	95,453	87,891
Operating revenue deductions:
Fuel	22,784	25,087
Purchased power	14,205	11,712
Cost of natural gas sold and transported	737	—
Regulated — other	14,445	13,776
Non-regulated	4,825	5,725
Maintenance and repairs	5,149	5,696
Depreciation and amortization	9,703	9,120
Provision for income taxes	3,772	1,607
Other taxes	4,717	4,638
	80,337	77,361

Operating income	15,116	10,530
Other income and deductions:
Allowance for equity funds used during construction	(2)	28
Interest income	106	35
Provision for other income taxes	(2)	21
Minority interest	82	(23)
Other - non-operating expense	(238)	(206)
	(54)	(145)
Interest charges:
Long-term debt — other	6,281	5,968
Note payable to securitization trust	1,062	1,062
Short-term debt	876	109
Allowance for borrowed funds used during construction	(570)	(53)
Other	296	141
	7,945	7,227
Net income	$7,117	$3,158

Weighted average number of common shares outstanding - basic	26,587	25,846

Weighted average number of common shares outstanding - diluted	26,605	25,895

Earnings per weighted average share of common stock - basic	$0.27	$0.12

Earnings per weighted average share of common stock - diluted	$0.27	$0.12

Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(000’s except per share amounts)
Operating revenues:
Electric	$171,220	$155,223
Natural gas	1,627	—
Water	854	684
Non-regulated	9,681	11,519
	183,382	167,426
Operating revenue deductions:
Fuel	43,663	47,838
Purchased power	34,133	23,827
Cost of natural gas sold and transported	737	—
Regulated — other	27,314	27,911
Non-regulated	9,946	11,860
Maintenance and repairs	10,359	10,496
Depreciation and amortization	19,149	17,073
Provision for income taxes	4,615	1,512
Other taxes	9,501	9,213
	159,417	149,730

Operating income	23,965	17,696
Other income and deductions:
Allowance for equity funds used during construction	122	48
Interest income	193	103
Provision for other income taxes	10	57
Minority interest	111	(50)
Other — non-operating income	1	—
Other — non-operating expense	(442)	(419)
	(5)	(261)
Interest charges:
Long-term debt — other	12,248	12,119
Note payable to securitization trust	2,125	2,125
Short-term debt	1,252	110
Allowance for borrowed funds used during construction	(955)	(87)
Other	560	260
	15,230	14,527
Net income	$8,730	$2,908

Weighted average number of common shares outstanding - basic	26,362	25,794

Weighted average number of common shares outstanding - diluted	26,377	25,841

Earnings per weighted average share of common stock - basic	$0.33	$0.11

Earnings per weighted average share of common stock - diluted	$0.33	$0.11

Dividends per share of common stock	$0.64	$0.64

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Months Ended June 30,
	2006	2005
	(000’s except per share amounts)
Operating revenues:
Electric	$374,639	$314,666
Natural gas	1,627	—
Water	1,617	1,380
Non-regulated	24,233	22,386
	402,116	338,432
Operating revenue deductions:
Fuel	108,581	77,358
Purchased power	63,026	50,183
Cost of natural gas sold and transported	737	—
Regulated — other	53,570	54,461
Non-regulated	23,481	23,839
Maintenance and repairs	20,737	20,046
Depreciation and amortization	37,746	32,678
Provision for income taxes	15,113	10,616
Other taxes	19,695	18,578
	342,686	287,759

Operating income	59,430	50,673
Other income and deductions:
Allowance for equity funds used during construction	380	143
Interest income	431	279
Provision for other income taxes	63	(299)
Minority interest	(182)	326
Other — non-operating income	5	—
Other — non-operating expense	(980)	(924)
	(283)	(475)
Interest charges:
Long-term debt — other	24,188	24,441
Note payable to securitization trust	4,250	4,250
Short-term debt	906	438
Allowance for borrowed funds used during construction	(1,123)	(149)
Other	1,337	118
	29,558	29,098
Net income	$29,589	$21,100

Weighted average number of common shares outstanding - basic	26,180	25,690

Weighted average number of common shares outstanding - diluted	26,194	25,732

Earnings per weighted average share of common stock - basic	$1.13	$0.82

Earnings per weighted average share of common stock - diluted	$1.13	$0.82

Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005
	($-000’s)

Net income	$7,117	$3,158
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	132	1,147
Net change in fair market value of open derivative contracts for period	(2,349)	4,340
Income taxes	845	(2,085)
Net change in unrealized (loss)/gain on derivative contracts	(1,372)	3,402

Comprehensive income	$5,745	$6,560

	Six Months Ended
	June 30,
	2006	2005
	($-000’s)

Net income	$8,730	$2,908
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(805)	1,134
Net change in fair market value of open derivative contracts for period	(8,373)	16,180
Income taxes	3,497	(6,579)
Net change in unrealized (loss)/gain on derivative contracts	(5,681)	10,735

Comprehensive income	$3,049	$13,643

	Twelve Months Ended
	June 30,
	2006	2005
	($-000’s)

Net income	$29,589	$21,100
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(4,903)	(5,119)
Net change in fair market value of open derivative contracts for period	3,065	16,810
Income taxes	679	(4,442)
Net change in unrealized (loss)/gain on derivative contracts	(1,159)	7,249

Comprehensive income	$28,430	$28,349

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2006	December 31, 2005
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,274,614	$1,253,664
Natural gas	51,041	—
Water	9,989	9,731
Non-regulated	27,201	26,227
Construction work in progress	68,819	37,495
	1,431,664	1,327,117
Accumulated depreciation and amortization	446,467	431,084
	985,197	896,033

Current assets:
Cash and cash equivalents	3,817	15,974
Accounts receivable - trade, net	33,356	30,622
Accrued unbilled revenues	6,893	6,502
Accounts receivable — other	12,786	19,297
Materials and supplies	26,515	25,681
Electric fuel inventory	13,047	8,109
Natural gas inventory	9,981	—
Unrealized gain in fair value of derivative contracts	3,101	7,644
Prepaid expenses	3,499	2,200
	112,995	116,029

Noncurrent assets and deferred charges:
Regulatory assets	63,136	55,091
Goodwill	38,388	—
Unamortized debt issuance costs	6,255	5,721
Unrealized gain in fair value of derivative contracts	18,457	23,891
Prepaid pension asset	16,462	19,167
Other	4,591	6,098
	147,289	109,968
Total Assets	$1,245,481	$1,122,030

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2006	December 31, 2005
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 30,090,060 and 26,084,019 shares issued and outstanding, respectively	$30,090	$26,084
Capital in excess of par value	402,829	329,605
Retained earnings	11,664	19,692
Accumulated other comprehensive income, net of income tax	12,349	18,030
Total common stockholders’ equity	456,932	393,411

Long-term debt:
Note payable to securitization trust	50,000	50,000
Obligations under capital lease	569	658
First mortgage bonds and secured debt	164,773	110,015
Unsecured debt	249,043	249,207
Total long-term debt	464,385	409,880

Total long-term debt and common stockholders’ equity	921,317	803,291

Current liabilities:
Accounts payable and accrued liabilities	44,239	59,428
Current maturities of long-term debt	513	503
Obligations under capital lease	139	170
Short-term debt	35,000	30,952
Customer deposits	6,975	6,269
Interest accrued	4,118	3,543
Unrealized loss in fair value of derivative contracts	1,033	2,495
Taxes accrued	9,123	1,831
Provision for rate refund	794	—
Other current liabilities	862	2,341
	102,796	107,532

Commitments and contingencies (Note 6)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	41,100	32,882
Deferred income taxes	147,036	148,386
Unamortized investment tax credits	4,359	4,501
Postretirement benefits other than pensions	8,437	7,495
Unrealized loss in fair value of derivative contracts	770	907
Minority interest	787	1,014
Other	18,879	16,022
	221,368	211,207

Total Capitalization and Liabilities	$1,245,481	$1,122,030

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
	($-000’s)
Operating activities:
Net income	$8,730	$2,908
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21,365	19,328
Pension expense	2,705	3,502
Deferred income taxes, net	369	259
Investment tax credit, net	(142)	(49)
Allowance for equity funds used during construction	(122)	(48)
Stock compensation expense	992	973
Unrealized (gain)/loss on derivatives	(1,015)	(179)
Cash flows impacted by changes, net of acquisition, in:
Accounts receivable and accrued unbilled revenues	9,245	(4,426)
Fuel, materials and supplies	(6,356)	(1,248)
Prepaid expenses and deferred charges	(1,973)	(681)
Accounts payable and accrued liabilities	(5,768)	7,926
Customer deposits, interest and taxes accrued	8,153	4,830
Other liabilities and other deferred credits	103	1,900
Accumulated provision — rate refunds	85	—

Net cash provided by operating activities	36,371	34,995

Investing activities:
Capital expenditures — regulated	(51,659)	(40,822)
Acquisition of gas operations	(103,190)	—
Capital expenditures and other investments — non-regulated	(1,571)	(1,479)

Net cash (used) in investing activities	(156,420)	(42,301)

Financing activities:
Proceeds from first mortgage bonds - gas	55,000	—
Proceeds from issuance of common stock, net of issuance costs	76,318	3,550
Net short-term borrowings (repayments)	(5,374)	15,005
Proceeds from issuance of senior notes	—	40,000
Redemption of first mortgage bonds	—	(40,000)
Dividends	(16,758)	(16,516)
Premium paid on extinguished debt	—	(1,162)
Long-term debt issuance costs	(741)	(449)
Payment of interest rate derivative	—	(1,386)
Discount on issuance of senior notes	—	(220)
Repayments from non-regulated notes payable	(296)	(216)
Other	(257)	(100)

Net cash provided by/(used in) financing activities	107,892	(1,494)

Net decrease in cash and cash equivalents	(12,157)	(8,800)

Cash and cash equivalents at beginning of period	15,974	12,593

Cash and cash equivalents at end of period	$3,817	$3,793

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to present fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2005.

On June 1, 2006, we acquired the Missouri natural gas distribution operations of Aquila, Inc. (Missouri Gas). (See Note 3 for additional detail regarding this acquisition). Our gas segment is operated through our wholly-owned subsidiary, The Empire District Gas Company (EDG). Our consolidated financial statements now include the accounts of The Empire District Electric Company (EDE), EDG from the date of acquisition and our wholly-owned non-regulated subsidiary, EDE Holdings, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. (See Note 13 for additional information regarding our three segments).

The following items reflect the significant accounting policies related to our gas business if different from those of the electric business. Significant accounting policies related to our electric and non-regulated businesses are included in our Annual Report on Form 10-K for year ended December 31, 2005.

Natural Gas Inventory

Inventory of EDG natural gas in storage is valued for inventory purposes on an average unit cost basis.

Purchased Gas Adjustments (PGA) and Deferred Account

The PGA clause allows EDG to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies. A PGA clause is included in our rates which allows for the over recovery or under recovery resulting from the operation of the regular PGA section of the PGA clause and a calculation of the Annual Purchased Gas Adjustment. This adjustment allows us to make rate changes periodically throughout the year in response to weather conditions and supply demands, rather than in one extreme change per year.

We calculate the PGA factor based on our best estimate of our annual gas costs and volumes purchased for resale. The calculated factor is reviewed by the MPSC staff and approved by the MPSC. PGA factor elements considered include demand reserves, storage activity, hedging contracts, revenue and refunds, prior period adjustments and transportation costs.

Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs, cost reductions and carrying costs associated with the use of financial instruments), are reflected as a deferred charge or credit until the annual review of the PGA by the MPSC. Once the MPSC review process is complete, the balance is classified as a current asset or liability and recovered from or credited to customers. The balance is amortized as amounts are reflected in customer billings.

Pensions and Post-Retirement Benefits

In our agreement with the MPSC regarding the purchase of Missouri Gas by EDG, we were allowed to adopt the pension cost recovery methodology approved in our electric Missouri Rate Case effective March 27, 2005. Also, it was agreed that the effects of purchase accounting entries related to pension and other post-retirement benefits would be ignored for ratemaking purposes. These acquisition entries have been recorded as regulatory assets, as these amounts will be recovered in future rates. (See Notes 7 and 10). The regulatory asset will be reduced in an amount equal to the difference between our estimated FAS 87 costs and the costs being recovered from customers.

Note 2 - Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (FAS 123R). The statement requires companies to record stock compensation expense in their financial statements based on a fair value methodology beginning no later than the first annual period beginning after June 15, 2005. During 2002, we adopted FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123” (FAS 148) and elected to adopt the accounting provisions of FAS 123 “Accounting for Stock-Based Compensation” (FAS 123). Under FAS 123, we recognized compensation expense over the vesting period of all stock-based compensation awards issued subsequent to January 1, 2002 based upon the fair-value of the award as of the date of issuance. We adopted FAS 123R on January 1, 2006 using the modified prospective application approach. See Note 8—“Stock-Based Awards and Programs.”

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007 but is not expected to have a material impact.

On April 13, 2006, the FASB issued FSP No. FIN 46(R)-6 which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No, 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying Interpretation 46(R) affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are variable interests in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. A company is required to consolidate an entity that is considered a VIE if they are determined to be the primary beneficiary. The FSP indicates that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the purpose for which the entity was created, the design of the entity and certain risks related to the entity. An enterprise shall apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under Interpretation 46(R) when a “reconsideration event” has occurred beginning the first day of the first reporting period beginning after June 15, 2006. This FSP may impact the accounting for power purchase and supply agreements in the utility industry. We are currently evaluating the impact this guidance will have on our financial statements.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2005 for further information regarding recently issued accounting standards.

Note 3 - Acquisition of Missouri Natural Gas Distribution Operations

On September 21, 2005, we announced that we had entered into an Asset Purchase Agreement with Aquila, Inc., pursuant to which we agreed to acquire the Missouri natural gas distribution operations of Aquila, Inc. This acquisition was completed by EDG on June 1, 2006. We expect this acquisition to help diversify our weather risk, balancing our current summer air conditioning peak with a natural gas winter heating peak. The EDG system serves approximately 48,500 customers in northwest, north central and west central Missouri. The principal utility properties consist of approximately 93 miles of transmission mains and approximately 1,088 miles of distribution mains. We provide natural gas distribution to 44 communities in northwest, north central and west central Missouri and 174 transportation customers at rates, and in accordance with tariffs, authorized by the MPSC, with earnings primarily generated by the delivery of natural gas. Due to the seasonal nature of this business, revenues and earnings are typically concentrated in the November through March period, which generally corresponds with the heating season. The largest urban area we serve is the City of Sedalia with a population of over 20,000. We operate under franchises having original terms of twenty years in virtually all of the incorporated communities. Thirty-one of the franchises have 10 years or more remaining on their term. Although our franchises contain no renewal provisions, we have obtained renewals of all our expiring gas franchises prior to the expiration dates.

The base purchase price for these properties was originally $84 million in cash, plus working capital and subject to net plant adjustments. This was increased to $85 million in February 2006 due to an amendment to the purchase agreement where Aquila agreed to retain certain liabilities and obligations originally to have been assumed by us. This transaction was subject to the approval of the MPSC. On March 1, 2006, we, Aquila Inc., the MPSC staff, the Office of the Public Counsel (OPC) and three intervenors filed a unanimous stipulation and agreement with the MPSC, requesting it approve the proposed transaction. On April 18, 2006, the MPSC issued an Order Approving Unanimous Stipulation and Agreement and Granting a Certificate of Public Convenience and Necessity, effective May 1, 2006. The total purchase price paid to Aquila, Inc., including working capital and net plant adjustments of $17.1 million (subject to post-closing adjustment), was $102.1 million. We recorded $38.4 million of goodwill upon the completion of the acquisition. This amount could be subject to change as we finalize the purchase accounting for this transaction, which is expected to occur in the near future. Goodwill represents the excess of the cost of the acquisition over the fair value of the related net assets at the date of acquisition. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment on an annual basis or whenever events or circumstances indicate possible impairment. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings. We intend to perform our first required annual goodwill impairment analysis in the fourth quarter of 2006. We expect all of the goodwill to be deductible for tax purposes.

The components of the purchase price allocation for the Missouri Gas acquisition are shown below. (See Note 9—“Financing Activities,” for information on the purchase price financing). Assets and liabilities are valued at fair value.  In the case of property, plant and equipment, fair value is calculated in a manner consistent with the amount recoverable for regulatory treatment.

(In thousands)	Missouri Gas
Purchase Price:
Cash paid	$102,126
Acquisition costs	2,023
Total	$104,149

Allocation:
Property, plant and equipment	$51,620
Current assets	16,437
Goodwill	38,388
Other assets	7,110
Other liabilities	(9,406)
Total	$104,149

The gas operations are operated through our subsidiary, The Empire District Gas Company (EDG). Our results for periods ended June 30, 2006 include the first month’s operation of this subsidiary. We have contracted with Aquila to provide transition services including billing, customer service, credit and collections, and assistance with gas supply and purchase gas adjustment filings. These services will continue until we transition these items to our system. The cost of these services was approximately $0.4 million in June.

The following presents certain proforma financial information as of the three, six and twelve months ended June 30, to show our pro-forma results for 2006 and 2005 as if our acquisition of Missouri Gas had been completed as of the beginning of 2005. These estimates are based on historical results of the Missouri Gas operations, provided to us by Aquila, Inc., and are unaudited.

	Three Months Ended		Six Months Ended		Twelve Months Ended
($-000’s)	2006	2005	2006	2005	2006	2005

Revenues	$100,613	$94,954	$213,027	$199,985	$458,381	$393,814

Net Income	6,003	1,922	8,875	3,274	27,648	18,711

Earnings Per Share:
Basic and diluted	$0.23	$0.07	$0.34	$0.13	$1.06	$0.73

As part of the acquisition, natural gas storage inventories associated with the Missouri Gas properties were assigned to EDG. These natural gas volumes represent approximately 70% of the required storage injection to meet target inventories prior to November 1, 2006. In addition to storage inventory, contracts for physical delivery of gas that were purchased prior to transfer of assets on June 1, 2006 were assigned to EDG as part of the purchase. These contracts provide supply commitment to meet customer demand and storage injection targets during the injection season prior to November 1, 2006 and also provide for delivery during the winter 2006-2007 heating season of approximately 18% of target hedge volumes for the heating season.

The bulk of physical supply to serve the EDG property comes from Mid-Continent production areas with about 10% of supply typically from Wyoming/Colorado resources.

EDG has agreements with many of the major suppliers and firm transportation to multiple production zones in the mid-continent region to provide for diverse supply. EDG continues to seek additional supplier agreements to provide for diversity and competition in meeting requirements.

Note 4 - Risk Management and Derivative Financial Instruments

We utilize derivatives to help manage our natural gas commodity market risk resulting from purchasing natural gas, to be used as fuel and natural gas distribution on the volatile spot market and to manage certain interest rate exposure.

Electric

As of June 30, 2006 and December 31, 2005, we have recorded the following assets and liabilities representing the fair value of qualifying derivative financial instruments held as of that date and subject to the requirements of FAS 133:

Derivative Summary

(In thousands)	June 30, 2006	December 31, 2005

Current assets(1)	$3,296	$8,639
Noncurrent assets	18,457	23,891
Current liabilities	(1,033)	(2,495)
Noncurrent liabilities	(770)	(907)

Fair market value of derivatives (before tax)	19,950	29,128
Tax effect	(7,601)	(11,098)

Total OCI—per Balance Sheet	$12,349	$18,030
(Unrealized Gain—net of tax)

(1) Includes amount for settlement of July 2006 futures contracts that are in Accounts Receivable—Other.

A $12.3 million net of tax, unrealized gain representing the fair market value of these derivative contracts is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of June 30, 2006. The tax effect of $7.6 million on this gain is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning July 1, 2006 and ending on September 30, 2011. At the end of each determination period, any gain or loss for that period related to the instrument will be reclassified to fuel expense.

We record unrealized gains/(losses) on the overhedged portion of our gas hedging activities in “Fuel” under the Operating Revenue Deductions section of our statement of operations since all of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities.

The following table sets forth “mark-to-market” pre-tax gains/(losses) from the overhedged portion of our hedging activities for electric generation and the actual pre-tax gains/(losses) from the qualified portion of our hedging activities for settled contracts included in “Fuel” for each of the periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(In thousands)	2006	2005	2006	2005	2006	2005
Overhedged Portion	$—	$311	$(34)	$504	$(1,547)	$1,242
Qualified Portion	$(132)	$239	$805	$252	$4,903	$6,505

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

As of July 28, 2006, 87% of our anticipated volume of natural gas usage for our electric operations for the remainder of year 2006 is hedged, either through physical or financial contracts, at an average price of $5.855 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next seven years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2007	61%	5,960,000	$6.105
2008	40%	4,300,000	$6.585
2009	33%	3,696,000	$5.422
2010	42%	3,696,000	$5.422
2011	42%	3,696,000	$5.422
2012-2013	14%	2,400,000	$7.295

EDG Natural Gas Commodity

On June 1, 2006, the acquisition of Missouri Gas was finalized. A PGA clause is included in our rates. We hedge a portion of our natural gas price risk using derivative contracts. As of July 28, 2006, we have 2.4 million Dths hedged, which represents 44% of our expected usage for our gas operations for the next twelve months. Our long-term hedge positions for gas are still in the development process. Due to having the PGA in our rates, we mark to market the unrealized gains or losses relating to derivative contracts to a regulatory asset or regulatory liability on our balance sheet.

Note 5 - Short-Term Borrowings

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility expiring on July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability will reduce over the next four years in line with the amount of construction expenditures we owe for Plum Point and is $73 million as of July 1, 2006. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2006, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. At June 30, 2006, there was $20 million in outstanding borrowings under this agreement and $15 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Note 6 - Commitments and Contingencies

On March 14, 2006, we entered into contracts to add 100 megawatts of power to our system. This power will come from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which will be built near Osceola, Arkansas. Construction began in the spring of 2006 with completion scheduled for 2010. Initially we will own an undivided interest equal to 50 megawatts of the project’s capacity for approximately $85 million in direct costs excluding AFUDC. We also have a long term purchased power agreement for an additional 50 megawatts of capacity and have the option to convert the 50 megawatts covered by the purchased power agreement into an ownership interest in 2015. We currently anticipate spending $20 million in 2006, $23.3 million in 2007 and $23.9 million in 2008 for construction expenses related to our 50 megawatt ownership share of Plum Point with additional expenditures in 2009 and 2010.

We entered into an agreement with Kansas City Power & Light (KCP&L) on June 13, 2006 to purchase an undivided ownership interest in the proposed coal-fired Iatan 2. We will own 12%, or approximately 100 megawatts, of the proposed 850-megawatt unit. KCP&L, which owns 54.7% of the unit, publicly reported that it expects its share of the total construction costs to be $733 million. This equates to a total estimated construction budget for Iatan 2 of approximately $1.34 billion. We currently anticipate spending $14 million in 2006, $48 million in 2007 and $64 million in 2008 for our share of Iatan 2 with additional expenditures in 2009 and 2010. KCP&L has informed us their definitive estimates for Iatan 2 should be finalized by October 2006 and there is the potential for an increase in overall cost.

As of June 1, 2006, we have recorded an environmental liability of approximately $0.3 million for two manufactured gas sites acquired in the Missouri Gas acquisition. This is offset by a regulatory asset of approximately $0.3 million. We anticipate the majority of any costs incurred will be recovered in future rates based on our agreed stipulation with the MPSC.

See also our discussion of pension benefits in Note 7.

Note 7 - Pension and Other Employment and Post -Employment Benefits

Based on the performance of our pension plan assets through January 1, 2005 and 2006, we were not required under the Employee Retirement Income Security Act of 1974 (ERISA) to fund any additional minimum ERISA amounts with respect to 2005 or 2006.

Missouri Gas employees became EDG employees and participants in the EDE plan on June 1, 2006. The Missouri Gas accumulated pension obligations and assets were re-measured on that date. Assumptions used to measure the estimated benefit obligations were consistent with those used at 12/31/05 and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The estimated impact on our pension and other post employment benefits (OPEB) unfunded status (subject to final true up) to reflect the acquisition of Missouri Gas is as follows (in thousands):

	Pension	OPEB
Benefit obligation	$(13,442)	$(2,182)
Fair value of assets	11,449	1,258
Unfunded status	$(1,993)	$(924)

These unfunded obligations were offset by regulatory assets recorded in the purchase accounting for the Missouri Gas acquisition. These regulatory assets are expected to be recovered in rates as a result of the agreed upon stipulation with the MPSC.

We expect to make OPEB contributions of $4.9 million in 2006, of which $2.5 million has been made as of June 30, 2006.

The components of our net periodic cost of pension (expensed and capitalized) and other post-employment benefits (in thousands) are summarized below:

	Pension Benefits		OPEB
	Three months ended June 30
	2006	2005	2006	2005
Service cost	$892	$875	$501	$550
Interest cost	1,820	1,725	836	975
Expected return on plan assets	(2,279)	(1,925)	(680)	(600)
Amortization of prior service cost	100	125	(100)	(150)
Amortization of transition obligation	—	—	—	275
Amortization of actuarial loss	825	925	600	575
Net periodic benefit cost	$1,358	$1,725	$1,157	$1,625

	Pension Benefits		OPEB
	Six months ended June 30
	2006	2005	2006	2005
Service cost	$1,767	$1,750	$1,001	$1,100
Interest cost	3,570	3,450	1,661	1,950
Expected return on plan assets	(4,479)	(3,850)	(1,355)	(1,200)
Amortization of prior service cost	200	250	(200)	(300)
Amortization of transition obligation	—	—	—	550
Amortization of actuarial loss	1,650	1,850	1,200	1,150
Net periodic benefit cost	$2,708	$3,450	$2,307	$3,250

	Pension Benefits		OPEB
	Twelve months ended June 30
	2006	2005	2006	2005
Service cost	$3,489	$3,025	$1,971	$2,120
Interest cost	6,804	6,524	3,023	3,273
Expected return on plan assets	(8,330)	(7,573)	(2,523)	(2,125)
Amortization of prior service cost	444	527	(509)	(605)
Amortization of transition obligation	—	—	534	1,092
Amortization of actuarial loss	3,158	2,368	1,970	1,829
Net periodic benefit cost	$5,565	$4,871	$4,466	$5,584

We began recording a regulatory asset for deferred pension costs during the second quarter of 2005 pursuant to our March 10, 2005 Missouri rate case order. As of June 30, 2006, the deferral is approximately $2.1 million, which we expect to collect in rates in future periods. Effective January 1, 2006, we also began recognizing the difference between actual pension costs and pension costs allowed in our Kansas rates. The difference was not material at June 30, 2006.

Note 8 - Stock-Based Awards and Programs

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

We recognized the following amounts (in thousands) in compensation expense and tax benefits for all of our stock-based awards and programs, as well as tax windfalls, for the applicable periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2006	2005	2006	2005	2006	2005

Compensation Expense	$366	$393	$938	$862	$1,660	$1,847
Tax Benefit Recognized	130	142	338	310	594	665
Tax Windfall (Deficit) on Shares Issued	—	—	58	(26)	58	(26)

The total compensation cost capitalized as part of construction work in progress and plant and property was less than $0.1 million for the twelve months ended June 30, 2006.

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

The fair value of these stock awards is determined based on the number of shares granted and the quoted price of our stock. Upon adoption of FAS123(R) the fair value of the estimated shares to be awarded under each grant was estimated on the date of grant using a lattice-based option valuation model with the assumptions noted in the following table:

2006
Risk-free interest rate	4.54% to 4.60%
Expected volatility of Empire stock	15.2%
Expected volatility of peer group stock	19.8%
Expected dividend yield on Empire stock
Expected Forfeiture Rates	0.3% to 1.7%
Plan Cycle	3 years
EDE percentile performance	33rd
Fair value percentage (Conversion ratio of target)	51.26%

The 51.26% represents the estimate of the non-vested awards to be granted.

Non-vested restricted stock awards (based on target number) as of June 30, 2006 and changes during the six months ended June 30, 2006 and 2005 were as follows:

	YTD 2006		YTD 2005
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value

Nonvested at January 1,	40,300	$20.76	47,100	$20.32
Granted	13,600	$22.23	12,100	$22.77
Awarded	(7,954)	$18.25	(8,815)	$20.95
Not Awarded	(7,146)	(10,085)

Nonvested at June 30,	38,800	$22.25	40,300	$20.76

At June 30, 2006, there was $ 0.1 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

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

A summary of option activity under the plan during the six months ended June 30 2006 and 2005 is presented below:

	2006		2005
		Weighted Average		Weighted Average
	Options	Exercise	Options	Exercise
		Price		Price
Outstanding at December 31,	142,500	$20.84	173,100	$20.45
Granted	41,700	$22.23	39,100	$22.77
Exercised	49,200	$18.25	69,700	$20.95
Forfeited	—	—	—	—
Outstanding at June 30	135,000	22.21	142,500	20.84
Exercisable at June 30	—	—	—	—

The aggregate intrinsic value at June 30, 2006 was zero because none of the outstanding options were in the money. The aggregate intrinsic value at June 30, 2005 was $0.4 million. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter.

The range of exercise prices for the options outstanding at June 30, 2006 was $21.79 to $22.77. The weighted-average remaining contractual life of outstanding options at June 30, 2006 and 2005 was 8.6 years and 8.6 years, respectively. The outstanding shares as of June 30, 2006 represents the non-vested shares. As of June 30, 2006, there was $0.3 million of total unrecognized compensation expense related to the non-vested options granted under the plan. That cost will be recognized over a period of 1 to 3 years.

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

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of June 30, 2006, there were 518,498 shares available for issuance in this plan. The adoption of FAS 123(R) did not change the valuation of the options granted under this plan.

	2006		2005
Subscriptions outstanding at June 30	41,213		42,380
Maximum subscription price	$20.05	(1)	$21.03
Shares of stock issued	39,322		43,133
Stock issuance price	$19.62		$18.00

(1)   Stock will be issued on the closing date of the purchase period, which runs from June 1, 2006 to May 31, 2007.

Assumptions for valuation of these shares are shown in the table below.

	ESPP
	Six months ended
	2006	2005

Valuation Methodology	Black-Scholes	Black-Scholes

Weighted average fair value of grants	$3.19	$3.24
Risk-free interest rate	5.02%	3.25%
Dividend yield	5.75%	5.5%
Expected volatility	18.3%	15.38%
Expected life in months	12	12
Grant Date	6/1/06	6/1/05

Note 9 - Financing Activities

On June 1, 2006, we used $55 million of privately placed 6.82% First Mortgage Bonds due 2036 issued by EDG to fund a portion of our acquisition of Missouri Gas from Aquila, Inc. We used short-term debt to fund the remainder of the acquisition, which was replaced with common equity on June 21, 2006.

On June 21, 2006, we sold 3,795,000 shares of our common stock, including an additional 495,000 shares to cover the underwriters’ over-allotments, in an underwritten public offering for $20.25 per share. The sale resulted in net proceeds of approximately $73.3 million ($76.8 million less issuance costs of $3.5 million). The proceeds were used to pay down short-term debt, including short-term debt used to fund a portion of our acquisition of Missouri Gas. (See Note 3 — “Acquisition of Missouri Natural Gas Distribution Operations.”

Note 10 - Regulatory Matters

All of our electric regulatory assets as of June 30, 2006 have been allowed recovery in the state of Missouri as a result of the March 10, 2005 rate case order, except for $5.2 million which primarily consists of $1.4 million in unamortized premiums and related costs for debt reacquired, $1.3 million of loss remaining from a 2005 interest rate derivative transaction and $2.1 million related to deferred Missouri pension costs. These costs were incurred subsequent to our 2004 Missouri rate case filings. Since cost recovery of debt related costs has historically been allowed in rate cases in all of our jurisdictions and the recovery of pension costs was allowed in our last rate case, we expect them to be approved in future rate case proceedings. In addition, losses and gains on our prior interest rate derivatives were included in our recently approved Missouri electric rate case. Since these items increase and reduce, respectively, our effective interest cost, we believe it is probable they will also be allowed in our other jurisdictions, as well. In addition, as a result of purchase accounting, we recorded approximately $5.5 million in regulatory assets, of which $3.1 million was part of the acquisition, to reflect the future recovery of the re-valuation of our Pension and Other Post-employment Benefits related to the Missouri Gas operations. (See Note 3). At June 30, 2006, our regulatory assets totaled $63.1 million.

On June 1, 2006, the acquisition of Missouri Gas from Aquila, Inc. was completed. A PGA clause is included in our rates which allows for the over recovery or under recovery resulting from the operation of the regular PGA section of the PGA clause and a calculation of the Annual Purchased Gas Adjustment. This adjustment allows us to make rate changes periodically throughout the year in response to weather conditions and supply demands, rather than in one extreme change per year. We have a regulatory asset for the PGA of $1.4 million recorded as of June 30, 2006.

We calculate the PGA factor based on our best estimate of our annual gas costs and volumes purchased for resale. The calculated factor is reviewed by the MPSC staff and approved by the MPSC. PGA factor elements considered include demand reserves, storage activity, hedging contracts, revenue and refunds, prior period adjustments and transportation costs.

The Actual Cost Adjustment (ACA) is a scheduled yearly filing with the MPSC filed between October 15 and November 4 each year. A PGA is included in the ACA filing. An optional PGA filing without the ACA can be filed up to three times each year, provided a filing does not occur within 60 days of a previous filing.

We also recorded a regulatory asset related to our purchase of Missouri Gas from Aquila, Inc. based on Accounting Authority Orders from the MPSC. These deferred costs are being amortized monthly to expense over seven years. The balance of these regulatory assets at June 30, 2006 was $0.8 million.

We are currently collecting an Interim Energy Charge (IEC) of $0.002131 per kilowatt hour of customer usage authorized by the MPSC. This IEC is designed to recover variable fuel and purchased power costs we incur in our electric operations subject to a ceiling and floor on the amount recoverable (including realized gains or losses associated with our natural gas hedging program discussed in Note 4) which are higher than such costs included in the base rates allowed in the most recent Missouri rate case. This revenue is recorded when service is provided to the customer and subject to refund to the extent collected amounts exceed variable fuel and purchased power costs. At each balance sheet date, we evaluate the probability that we would be required to refund either a portion or all of the amounts collected under the IEC to customers. At June 30, 2006 and December 31, 2005, no provision for refund had been recorded.

Note 11 - Accounts Receivable - Other

The following table sets forth the major components comprising “Accounts receivable — other” on our consolidated balance sheet (in thousands):

	June 30, 2006	December 31, 2005
Accounts receivable for meter loops, meter bases, line extensions, highway projects, etc.	$1,577	$3,570
Accounts receivable for non-regulated subsidiary companies	2,295	3,113
Accounts receivable — other for EDG	562	—
Accounts receivable from Westar Generating, Inc. for commonly-owned facility	1,224	690
Taxes receivable — overpayment of estimated income taxes	1,600	8,504
Accounts receivable for energy trading margin deposit (1)	3,435	2,104
Accounts receivable for true-up on maintenance contracts (2)	1,971	1,193
Other	122	123
Total accounts receivable — other	$12,786	$19,297

(1) The $3.4 million accounts receivable for energy trading margin deposit represents the balance in our brokerage account as of June 30, 2006. NYMEX futures contracts are used in our hedging program of natural gas which require posting of margin.

(2) The $2.0 million in accounts receivable for true-up on maintenance contracts represents quarterly estimated credits due from Siemens Westinghouse related to our maintenance contract entered into in July 2001 for the State Line Combined Cycle Unit (SLCC). Forty percent of this credit belongs to Westar Generating, Inc., the owner of 40% of the SLCC, and has been recorded in accounts payable as of June 30, 2006.

Note 12 — Regulated — Other Operating Expense

The following table sets forth the major components comprising “Regulated — other” under “Operating Revenue Deductions” on our consolidated statements of operations (in thousands) for all periods presented ended June 30:

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended	12 Months Ended	12 Months Ended
	2006	2005	2006	2005	2006	2005
Electric transmission and distribution expense	$ 2,027	$ 2,070	$ 3,987	$ 3,823	$ 8,289	$ 7,517
Natural gas transmission and distribution expense	123	—	123	—	123	—
Power operation expense (other than fuel)	2,445	2,241	4,609	4,422	9,740	9,427
Customer accounts & assistance expense	1,929	1,752	3,685	3,437	7,214	7,072
Employee pension expense (1)	948	995	1,794	2,467	2,888	4,120
Employee healthcare plan	1,813	2,562	3,670	5,090	7,266	9,320
General office supplies and expense	1,960	1,620	3,717	3,204	7,304	7,337
Administrative and general expense	2,660	2,136	4,930	4,460	9,034	8,163
Allowance for uncollectible accounts	632	356	869	927	1,755	1,380
Miscellaneous expense	(92)	44	(70)	81	(43)	125
Total	$14,445	$13,776	$27,314	$27,911	$53,570	$54,461

(1) Does not include capitalized portion or amount deferred to a regulatory asset.

Note 13 - Segment Information

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. The Empire District Gas Company is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to 44 communities in northwest, north central and west central Missouri. The other segment consists of our businesses which are unregulated and include a 100% interest in Empire District Industries, Inc., a subsidiary for our fiber optics business; a 100% interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software, a 100% interest in Utility Intelligence, Inc., a company that distributes automated meter reading equipment; a 100% interest in Fast Freedom, Inc., an Internet provider; and a controlling 52% interest in MAPP, a company that specializes in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries, including components for specialized batteries for Eagle Picher Technologies.

Labor costs from electric employees who perform duties for the gas segment or other segment are charged to gas labor expense and other labor expense, respectively. The shared expenses are allocated among the segments as appropriate.

The table below presents information about the reported revenues, operating income, net income, capital expenditures, total assets and minority interests of our business segments.

	For the quarter ended June 30, 2006
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$89,170	$1,627	$4,977	$(321)	$95,453
Operating income (loss)	15,404	(48)	(240)	—	15,116
Net income (loss)	7,752	(368)	(267)	—	7,117
Minority interest	—	—	82	—	82

Capital Expenditures	23,861	373 (1)	913	—	25,147

	2005
($-000’s)
Statement of Operations Information
Revenues	$82,425	$—	$5,619	$(153)	$87,891
Operating income (loss)	10,895	—	(365)	—	10,530
Net income (loss)	3,611	—	(453)	—	3,158
Minority interest	—	—	(23)	—	(23)

Capital Expenditures	25,812	—	806	—	26,618

	For the six months ended June 30, 2006
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$172,257	$1,627	$9,987	$(489)	$183,382
Operating income (loss)	24,636	(48)	(623)	—	23,965
Net income (loss)	9,802	(368)	(704)	—	8,730
Minority interest	—	—	111	—	111

Capital Expenditures	51,286	373 (1)	1,571	—	53,230

	2005
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$156,049	$—	$11,676	$(299)	$167,426
Operating income (loss)	18,402	—	(706)	—	17,697
Net income (loss)	3,791	—	(883)	—	2,908
Minority interest	—	—	(50)	—	(50)

Capital Expenditures	40,822	—	1,479	—	42,301

	For the twelve months ended June 30, 2006
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$376,636	$1,627	$24,761	$(908)	$402,116
Operating income (loss)	59,988	(48)	(510)	—	59,430
Net income (loss)	30,876	(369)	(918)	—	29,589
Minority interest	—	—	(182)	—	(182)

Capital Expenditures	81,700	373 (1)	2,712	—	84,785

	2005
($-000’s)
Statement of Operations Information
Revenues	$316,352	$—	$22,736	$(656)	$338,432
Operating income (loss)	52,536	—	(1,863)	—	50,673
Net income (loss)	23,046	—	(1,946)	—	21,100
Minority interest	—	—	326	—	326

Capital Expenditures	61,782	—	2,531	—	64,313

	As of June 30, 2006
	Electric	Gas	Other	Eliminations(2)	Total
($-000’s)
Balance Sheet Information
Total assets	$1,173,788	$115,743	$26,094	$(70,145)	$1,245,481
Minority interest	—	—	(787)	—	(787)

	As of December 31, 2005
Balance Sheet Information
Total assets	$1,119,773	$—	$26,396	$(24,139)	$1,122,030
Minority interest	—	—	(1,014)	—	(1,014)

(1)                   Does not include the $103,190 aquisition of the Missouri Gas assets.

(2)                   Reflects the elimination of the “Investment in subsidiaries” recorded in the accounts of the regulated segment

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to 44 communities in northwest, north central and west central Missouri. Our other segment includes investments in certain non-regulated businesses including fiber optics, Internet access, close-tolerance custom manufacturing and customer information system software services. These businesses are held in our wholly-owned subsidiary, EDE Holdings, Inc. In 2005, 92.9% of our gross operating revenues were provided from the sale of electricity, 0.4% from the sale of water and 6.7% from our non-regulated businesses. The only significant change in these percentages for the second quarter of 2006 was the addition of gas revenues commencing on June 1, 2006. Gas revenues accounted for 1.7% of our gross operating revenues during the second quarter of 2006.

The primary drivers of our electric and gas operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth and (4) general economic conditions. The utility commissions in the states in which we operate, as well as the Federal Energy Regulatory Commission (FERC), set the rates at which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily fuel, purchased power and commodity natural gas) and/or rate relief. We assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary. Weather affects the demand for electricity and gas for our regulated business. Very hot summers and very cold winters increase electric demand, while mild weather reduces demand. Very cold winters also increase the demand for gas while mild weather reduces demand. Due to the seasonal nature of the gas business, revenues and earnings are typically concentrated in the November through March period, which generally corresponds with the heating season. Residential and commercial sales are impacted more by weather than industrial sales, which are mostly affected by business needs for electricity and gas and by general economic conditions. We expect our acquisition of Missouri Gas to allow us to help diversify our weather risk, balancing our current summer air conditioning peak with a natural gas winter heating peak. Customer growth, which is the growth in the number of customers, contributes to the demand for electricity and gas. We expect our annual electric customer growth to range from approximately 1.6% to 1.8% over the next several years, although our electric customer growth for the twelve months ended June 30, 2006 was 2.2%. We define electric sales growth to be growth in kWh sales excluding the impact of weather. The primary drivers of electric sales growth are customer growth and general economic conditions.

The primary drivers of our electric operating expenses in any period are: (1) fuel and purchased power expense, (2) maintenance and repairs expense, (3) employee pension and health care costs, (4) taxes and (5) non-cash items such as depreciation and amortization expense. Fuel and purchased power costs are our largest expense items. Several factors affect these costs, including fuel and purchased power prices, plant outages and weather, which drives customer demand. The primary driver of our gas operating expense in any period is the price of natural gas. However, because gas purchase costs for our gas utility operations are recovered from our customers, any change in gas prices does not have a corresponding impact on income.

In order to control the price we pay for fuel for electric generation and purchased power, we have entered into long and short-term agreements to purchase power (including wind energy) and coal and natural gas for our energy supply. We currently engage in hedging activities in an effort to minimize our risk from volatile natural gas prices. We enter into contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense and improve predictability. Our 2005 Missouri electric rate case order also contained factors to help mitigate the above costs, including an Interim Energy Charge (IEC), designed to recover variable fuel and purchased power costs we incur which are higher than such costs included in the base rates allowed in our rate case. However, due to the extremely high fuel prices and our resulting inability to recover our Missouri related fuel and purchased power costs incurred, we filed a request with the MPSC on February 1, 2006 for an annual increase in base rates for our Missouri electric customers in the amount of $29.5 million, or 9.63%, and requested transition from the IEC to Missouri’s new fuel adjustment mechanism. However, the MPSC issued an order May 2, 2006 ruling that we may have the option of requesting that the IEC be terminated, but we may not request the implementation of an energy cost recovery mechanism while the current IEC is effective. Our recent Kansas electric rate case order allowed us to implement a fuel rider that collects or refunds fuel costs in the future that are above or below the fuel costs included in the base rates and also contained a change in the recognition of pension costs, allowing us to defer the Kansas portion of any costs above the amount included in our rate case as a regulatory asset. In addition, a PGA clause is included in our gas rates which allows for the over recovery or under recovery resulting from the operation of the regular PGA section of the PGA clause and a calculation of the Annual Purchased Gas Adjustment. This adjustment allows us to make rate changes periodically throughout the year in response to weather conditions and supply demands. The Actual Cost Adjustment (ACA) is a scheduled yearly filing with the MPSC filed between October 15 and November 4 each year. A PGA is included in the ACA filing. An optional PGA filing without the ACA can be filed up to three times each year, provided a filing does not occur within 60 days of a previous filing.

During the second quarter of 2006, basic and diluted earnings per weighted average share of common stock increased to $0.27 as compared to $0.12 in the second quarter of 2005. For the six months ended June 30, 2006, basic and diluted earnings per weighted average share of common stock were $0.33 as compared to $0.11 for the six months ended June 30, 2005. For the twelve months ended June 30, 2006, basic and diluted earnings per weighted average share of common stock were $1.13 as compared to $0.82 for the twelve months ended June 30, 2005. As reflected in the table below, the primary positive driver for the increased earnings in all periods was increased revenues, while the primary negative driver for the six months and twelve months ended June 30, 2006 was increased fuel and purchased power costs.

The following reconciliation of basic earnings per share between the three months, six months and twelve months ended June 30, 2005 versus June 30, 2006 is a non-GAAP presentation. We believe this information is useful in understanding the fluctuation in earnings per share between the prior and current year periods. The reconciliation presents the after tax impact of significant items and components of the statement of operations on a per share basis before the impact of additional stock issuances which is presented separately. Earnings per share for the three months, six months and twelve months ended June 30, 2006 and 2005 shown in the reconciliation are presented on a GAAP basis and are the same as the amounts included in the statements of operations. This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statements of operations.

	Three Months Ended	Six Months Ended	Twelve Months Ended
Earnings Per Share — 2005	$0.12	$0.11	$0.82

Revenues
Electric on- system	$0.11	$0.41	$1.38
Electric off — system and other	0.06	0.02	0.18
Gas*	0.04	0.04	0.04
Non — regulated	(0.02)	(0.05)	0.05
Expenses
Electric fuel	0.06	0.11	(0.80)
Purchased power	(0.06)	(0.27)	(0.33)
Cost of natural gas*	(0.02)	(0.02)	(0.02)
Regulated — electric segment	0.01	0.04	0.04
Regulated — gas segment	(0.02)	(0.02)	(0.02)
Non — regulated	0.02	0.05	0.01
Maintenance and repairs	0.01	0.00	(0.02)
Depreciation and amortization	(0.02)	(0.05)	(0.13)
Other taxes	0.00	(0.01)	(0.03)
Interest charges	(0.02)	(0.02)	(0.01)
Other income and deductions	0.01	0.00	(0.01)
Dilutive effect of additional shares	(0.01)	(0.01)	(0.02)
Earnings Per Share — 2006	$0.27	$0.33	$1.13

*Gas revenues and expenses represent only the month of June 2006.

Second Quarter Activities

On September 21, 2005, we announced that we had entered into an Asset Purchase Agreement with Aquila, Inc., pursuant to which we agreed to acquire the Missouri natural gas distribution operations of Aquila, Inc. (Missouri Gas). The Missouri Gas properties consist of approximately 48,500 customers in 44 Missouri communities in northwest, north central and west central Missouri. The base purchase price, originally $84 million in cash, plus working capital and subject to net plant adjustments, was increased to $85 million in February 2006 due to an amendment to the purchase agreement where Aquila agreed to retain certain liabilities and obligations originally to have been assumed by us. This transaction was subject to the approval of the MPSC. On March 1, 2006, we, Aquila, Inc., the MPSC staff, the Office of the Public Counsel (OPC) and three intervenors filed a unanimous stipulation and agreement with the MPSC, requesting it approve the proposed transaction. On April 18, 2006, the MPSC issued an Order Approving Unanimous Stipulation and Agreement and Granting a Certificate of Public Convenience and Necessity, effective May 1, 2006. We announced the completion of this acquisition on June 1, 2006. The total purchase price paid to Aquila, Inc., including working capital and net plant adjustments of $17.1 million (subject to post-closing adjustment), was $102.1 million, not including acquisition costs. The acquisition was initially financed by $55 million of privately placed 6.82% First Mortgage Bonds due 2036 issued by EDG, and with short-term debt issued by EDE. This short-term debt was repaid with the proceeds of the sale of our common stock on June 21, 2006. For additional information, see See Note 3 — “Acquisition of Missouri Natural Gas Distribution Operations” and “-Results of Operations- Liquidity and Capital Resources- Financing Activities” below.

On May 6, 2006, Aquila Union Locals 814 and 695 both ratified a new contract with EDG. This agreement brings three currently separate contracts into one new three-year agreement. As of June 30, 2006, we had 50 gas company employees; 11 non-union and 39 union.

We entered into an agreement with Kansas City Power & Light (KCP&L) on June 13, 2006 to purchase an undivided ownership interest in the proposed coal-fired Iatan 2. We will own 12%, or approximately 100 megawatts, of the proposed 850-megawatt unit. Other co-owners include:  KCP&L, a subsidiary of Great Plains Energy, with 54.71%; Aquila, Inc., with 18%; Missouri Joint Municipal Electric Utility Commission with 11.76%; and Kansas Electric Power Cooperative with 3.53%. KCP&L publicly reported that it expects its share of the total construction costs to be $733 million. This equates to a total estimated construction budget for Iatan 2 of approximately $1.34 billion. We currently anticipate spending $14 million in 2006, $48 million in 2007 and $64 million in 2008 for our share of Iatan 2 with additional expenditures in 2009 and 2010. KCP&L has informed us their definitive estimates for Iatan 2 should be finalized by October 2006 and there is the potential for an increase in overall cost.

On March 14, 2006, we entered into contracts to add 100 megawatts of power to our system. This power will come from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which will be built near Osceola, Arkansas beginning in the spring of 2006 with completion scheduled for 2010. Initially we will own, through an undivided interest, 50 megawatts of the project’s capacity. We also have a long term purchased power agreement for an additional 50 megawatts of capacity and have the option to convert the 50 megawatts covered by the purchased power agreement into an ownership interest in 2015. We currently anticipate spending $20 million in 2006, $23.3 million in 2007 and $23.9 million in 2008 for construction expenses relating to our 50 megawatt ownership share of Plum Point with additional expenditures in 2009 and 2010.

Plum Point and Iatan 2, are important components of a long-term, least-cost resource plan to add coal-fired generation to our system by mid-2010. The plan is driven by the continued growth in our service area and the expiration of a major purchased power contract in 2010.

At June 30, 2006, the construction at our Riverton plant was still on schedule for the installation of our new 155 megawatt Siemens V84.3A2 combustion turbine, which is scheduled to be operational in 2007.

Several of the nation’s utilities, including Empire, are still experiencing decreased coal inventory levels due to railroad transportation problems delivering Western coal. As of June 30, 2006, we had approximately 34 days of Western coal inventory at our Riverton plant and approximately 53-55 days (depending on the actual blend ratio) of Western coal inventory at our Asbury plant, compared to over 70 days and approximately 75 days, respectively, as of June 30, 2005 and approximately 27 days and 27-40 days, respectively, as of December 31, 2005. As the railroads continue their rail maintenance in 2006, it is anticipated that congestion problems will continue to affect delivery cycle times and we will continue conservation measures until inventories return to normal levels. Since July 2005, we have leased a train on an interim basis, which stabilized our system. Iatan has recently experienced improved cycle times. Although this has improved their inventory levels, their coal supply continues to be below normal. Our coal conservation measures at both Asbury and Riverton have included increased use of local coals not dependent upon railroad transportation. Coal conservation measures continued into the second quarter of 2006 at both Iatan and Westar Energy, with whom we have a purchased power contract. These conservation measures had a negative impact on our earnings in 2005 and the first five months of 2006. However, sufficient coal conservation efforts in April and May of 2006 allowed both facilities to begin running the plants on a normal basis beginning in June 2006. This unrestricted plant operation should continue throughout the summer and into the third quarter of 2006 barring additional rail transportation difficulties. In addition, at the end of April 2006, 52 of our railcars were damaged while in transit. We secured other railcars to maintain coal deliveries while the damaged railcars were inspected and repaired. The majority of these railcars were returned to service in July 2006 with the remainder expected to be back in service by September 2006.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 2006, compared to the same periods ended June 30, 2005. We operate our businesses as three segments: electric, gas and other. EDE is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. EDG is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to 44 communities in northwest, north central and west central Missouri. Our other segment includes investments in certain non-regulated businesses including fiber optics, Internet access, close-tolerance custom manufacturing and customer information system software services. These businesses are held in our wholly-owned subsidiary, EDE Holdings, Inc.

The following table represents our results of operations by operating segment for the applicable periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(in millions)	2006	2005	2006	2005	2006	2005
Net Income
Electric	$7.8	$3.6	$9.8	$3.8	$30.9	$23.0
Gas	(0.4)	—	(0.4)	—	(0.4)	—
Other	(0.3)	(0.4)	(0.7)	(0.9)	(0.9)	(1.9)
Total	$7.1	$3.2	$8.7	$2.9	$29.6	$21.1

Individual segments do not include elimination entries.

Electric Segment

Our electric segment net income for the second quarter of 2006 was $7.8 million as compared to $3.6 million for the same period in 2005.

Electric Segment Operating Revenues and Kilowatt-Hour Sales

Of our total electric operating revenues during the second quarter of 2006, approximately 38% were from residential customers, 30% from commercial customers, 18% from industrial customers, 5% from wholesale on-system customers, 5% from wholesale off-system transactions and 4% from miscellaneous sources, primarily transmission services. The breakdown of our electric customer classes has not significantly changed from the second quarter of 2005.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales were as follows:

kWh Sales (in millions)

	3 Months	3 Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
	2006	2005	Change*	2006	2005	Change*	2006	2005	Change*
Residential	392.3	386.3	1.6%	866.4	880.7	(1.6)%	1,867.2	1,731.7	7.8%
Commercial	372.0	359.6	3.4	702.2	683.7	2.7	1,503.6	1,426.4	5.4
Industrial	289.0	273.5	5.7	554.9	523.4	6.0	1,138.1	1,080.7	5.3
Wholesale On-System	83.4	79.4	5.0	161.4	154.7	4.3	335.5	312.5	7.4
Other**	27.1	26.4	2.7	53.1	53.4	(4.2)	112.6	108.4	3.9
Total On-System	1,163.8	1,125.2	3.4	2,338.0	2,295.9	1.8	4,957.0	4,659.6	6.4

Operating Revenues
($ in millions)

	3 Months	3 Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
	2006***	2005	Change*	2006***	2005	Change*	2006***	2005	Change*
Residential	$33.9	$32.4	4.7%	$70.8	$65.0	8.9%	$155.0	$130.1	19.1%
Commercial	27.0	25.8	4.8	49.7	45.2	10.0	110.6	96.0	15.2
Industrial	16.2	14.9	8.2	30.2	26.1	15.4	63.6	53.8	18.2
Wholesale On-System	4.3	4.0	5.4	8.6	7.5	14.8	17.7	14.4	22.6
Other**	2.1	2.0	8.6	4.1	3.8	8.4	8.9	7.6	14.7
Total On-System	$83.5	$79.1	5.5	$163.4	$147.6	10.7	$355.8	$302.1	17.8

*       Percentage changes are based on actual kWh sales and revenues and may not agree to the rounded amounts shown above.

**    Other kWh sales and other operating revenues include street lighting, other public authorities and interdepartmental usage.

***  Revenues include approximately $2.0 million of the Interim Energy Charge collected in the second quarter of 2006, approximately $4.1 million collected in the six months ended June 30, 2006 and approximately $8.7 million collected in the twelve months ended June 30, 2006 that are not expected to be refunded to customers. See discussion below.

On-System Electric Transactions

For the quarter ended June 30, 2006, kWh sales to our on-system customers increased 3.4% while the associated revenues increased approximately $4.4 million, or 5.5%. The May 2005 Arkansas rate increase and January 2006 Kansas rate increase (discussed below) contributed an estimated $2.3 million to revenues in the second quarter of 2006 while continued sales growth contributed an estimated $2.4 million. Weather, combined with other related factors, had a $0.4 million negative impact due to varied weather during the quarter. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for the second quarter of 2006 were 9.9% more than the same period last year and 41.3% more than the 30-year average. However, total heating degree days (the cumulative number of degrees that the average temperature for each day during that period was below 65° F) for the second quarter of 2006 were 36.9% less than the same period last year and 38.5% less than the 30-year average. The collected IEC which is not expected to be refunded contributed approximately $0.1 million during the second quarter of 2006 as compared to the same period in 2005. We expect our annual electric customer growth to range from approximately 1.6% to 1.8% over the next several years, although our electric customer growth for the twelve months ended June 30, 2006, was 2.2%.

The increase in residential and commercial kWh sales during the second quarter of 2006 was primarily due to the continued sales growth with revenues also being positively affected by the May 2005 Arkansas rate increase and January 2006 Kansas rate increase.

Industrial kWh sales, which are not particularly weather sensitive, increased for the second quarter of 2006 mainly due to continued sales growth while associated revenues increased reflecting the Arkansas and Kansas rate increases.

On-system wholesale kWh sales increased during the second quarter of 2006 due mainly to the warmer temperatures and continued sales growth. Revenues associated with these FERC-regulated sales increased more than the kWh sales as a result of the fuel adjustment clause applicable to such sales. This clause permits the distribution to customers of changes in fuel and purchased power costs.

For the six months ended June 30, 2006, kWh sales to our on-system customers increased 1.8% while the associated revenues increased approximately $15.8 million, or 10.7%. Rate increases contributed approximately $12.1 million to revenues with customer growth contributing approximately $4.1 million. The collected IEC which is not expected to be refunded contributed approximately $2.0 million during the six months ended June 30, 2006 while weather and other related factors combined to decrease revenues approximately $2.4 million. Residential kWh sales decreased during the six months ended June 30, 2006 mainly due to milder weather conditions during the first quarter of 2006 as compared to the same period in 2005 while related revenues increased due to the March 2005 Missouri rate increase, May 2005 Arkansas rate increase and January 2006 Kansas rate increase. Commercial kWh sales and industrial kWh sales increased mainly due to continued sales growth while associated revenues increased reflecting the Missouri, Arkansas and Kansas rate increases. On-system wholesale kWh sales decreased, reflecting the milder weather in the first quarter of 2006 while the revenues associated with these FERC-regulated sales increased as a result of the fuel adjustment clause applicable to such sales.

For the twelve months ended June 30, 2006, kWh sales to our on-system customers increased 6.4% with the associated revenues increasing approximately $53.7 million. The 2005 Missouri and Arkansas rate increases and the 2006 Kansas rate increase contributed an estimated $25.9 million to revenues and continued sales growth contributed an estimated $8.8 million. Weather and other related factors contributed an estimated $12.4 million while the collected IEC that is not expected to be refunded contributed approximately $6.6 million. Residential and commercial kWh sales and associated revenues increased primarily due to warmer temperatures in the second quarter of 2006 and the third quarter of 2005 and colder temperatures in the fourth quarter of 2005 as compared to the prior year periods, continued sales growth and the Missouri, Arkansas and Kansas rate increases. Industrial sales and associated revenues increased during the twelve months ended June 30, 2006 primarily due to continued sales growth and the aforementioned rate increases. On-system wholesale kWh sales and revenues increased for the twelve months ended June 30, 2006 reflecting the favorable weather and continued sales growth discussed above and the operation of the fuel adjustment clause applicable to these FERC regulated sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers.

The following table sets forth information regarding these sales and related expenses for the applicable periods ended June 30:

	2006			2005
	Three Months	Six Months	Twelve Months	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended	Ended
(in millions)
Revenues	$4.6	$6.9	$17.0	$2.5	$6.8	$10.7
Expenses	3.2	4.9	12.5	1.7	4.4	6.6
Net	$1.4	$2.0	$4.5	$0.8	$2.4	$4.1

Revenues less expenses increased during the second quarter of 2006 as compared to the same period in 2005 due to the availability of excess power for sale. Revenues less expenses decreased during the six months ended June 30, 2006 as compared to 2005 due to decreased market demand resulting from mild weather in the first quarter of 2006. Revenues were higher during the twelve months ended June 30, 2006 as compared to 2005 primarily due to the availability of excess power for sale in the second quarter of 2006 and the increased sales of our gas-fired generation in the third and fourth quarters of 2005 due to a shortage of available coal-fired generation on the open market. Companies that normally would have coal-fired energy to sell in the market were not doing so due to the coal shortages, pushing demand onto the gas-fired units. As a result, the related expenses were also higher primarily due to increased fuel costs for the power we sold. These expenses are included in our discussion of purchased power costs below.

Electric Segment Operating Revenue Deductions

During the second quarter of 2006, total electric segment operating expenses increased approximately $2.2 million (3.1%) compared with the same period last year. Electric generation fuel costs decreased approximately $2.3 million (9.2%) while purchased power costs increased approximately $2.5 million (21.3%) during the second quarter of 2006. The decrease in fuel costs was primarily due to decreased generation by our gas fired units in the second quarter of 2006 (an estimated $5.9 million) partially offset by higher prices for the hedged natural gas that we burned in our gas-fired units (an estimated $1.2 million). Increased generation by our more economical coal fired units increased fuel costs approximately $1.9 million while increased coal costs contributed approximately $0.5 million to the total fuel cost. The increase in purchased power costs primarily reflected our purchase of the output of the Elk River Windfarm. The net increase in fuel and purchased power during the second quarter of 2006 as compared to the same period last year was $0.2 million (0.5%).

Regulated—other operating expenses for our electric segment decreased slightly (less than $0.1 million) during the second quarter of 2006 as compared to the same period in 2005 mainly due to an approximate $0.7 million decrease in expenses relating to our employee health care plan. This decrease was partially offset by increases in customer accounts expense and professional services expense of approximately $0.3 million each.

Maintenance and repairs expense decreased approximately $0.6 million (11.2%) as compared to the second quarter of 2005 mainly due to a $0.7 million decrease in maintenance and repairs expense at our Asbury plant and a $0.5 million decrease at our Energy Center plant. The decrease in maintenance and repairs expense at our Asbury plant related to the Asbury 2006 spring outage being moved to the first quarter of 2006 as the result of an unplanned outage in February 2006 due to a blade failure. The decrease in maintenance and repairs expense at our Energy Center plant related to generator repairs at the Energy Center in the second quarter of 2005. These decreases were partially offset by a $0.4 million increase in maintenance and repairs expense for our State Line Combined Cycle (SLCC) plant and a $0.2 million increase in distribution maintenance expense. The increase in maintenance and repairs expense at our SLCC plant related to the 2006 spring outage as there was no outage in the spring of 2005.

Depreciation and amortization expense increased approximately $0.4 million (4.6%) during the quarter mainly due to increased plant in service. The provision for income taxes increased approximately $2.3 million during the second quarter of 2006 due to increased income. Our consolidated effective federal and state income tax rate for the second quarter of 2006 was 34.7% as compared to 33.4% for the second quarter of 2005. Other taxes were virtually the same for the second quarter of 2006 as for the second quarter of 2005.

During the six months ended June 30, 2006, total electric segment operating expenses increased approximately $10.0 million (7.3%) compared with the same period last year. Fuel costs decreased approximately $4.2 million (8.7%) but were offset by a $10.3 million (43.3%) increase in purchased power costs during the period. The decrease in fuel costs was primarily due to decreased generation by our gas fired units (an estimated $13.3 million) partially offset by higher prices for the hedged natural gas that we burned in our gas-fired units and losses on the sale of excess gas in the first quarter of 2006 ($6.6 million) as compared to the first six months of 2005. Increased generation by our more economical coal fired units increased fuel costs approximately $2.0 million while increased coal costs contributed approximately $0.5 million to the total fuel cost. The increase in purchased power costs primarily reflected our purchase of the output of the Elk River Windfarm and also reflected the February 2006 outage at our Asbury plant mentioned above. The net increase in fuel and purchased power costs during the six months ended June 30, 2006 as compared to the same period last year was $6.1 million (8.6%).

Regulated—other operating expenses for our electric segment for the first six months of 2006 decreased approximately $1.3 million (4.7%). Decreased expenses relating to our employee health care plan and our employee pension expense contributed approximately $1.4 million and $0.7 million, respectively, to this decrease, offset by an approximate $0.4 million increase in labor costs, an approximate $0.3 million increase in professional services expense, and an approximate $0.2 million increase in transmission expense. Effective with the second quarter of 2005, we began deferring a portion of our pension cost into a regulatory asset as authorized in our 2005 Missouri rate case. We have deferred approximately $2.1 million as of June 30, 2006. For additional information, see “—Results of Operations- Rate Matters” below.

Maintenance and repairs expense decreased $0.2 million (2.2%) for the six months ended June 30, 2006 compared to the same period in 2005 due to a $0.6 million decrease in maintenance and repairs expense at our Iatan plant and a $0.5 million decrease at our Energy Center plant. The decrease in maintenance and repairs expense at our Iatan plant related to an outage in 2005 while the decrease in maintenance and repairs expense at our Energy Center plant related to generator repairs in the second quarter of 2005. These decreases were partially offset by a $0.6 million increase in maintenance and repairs expense for our SLCC plant and a $0.3 million increase in transmission and distribution maintenance expense. The increase in maintenance and repairs expense at our SLCC plant are related to the 2006 spring outage.

Depreciation and amortization expense increased approximately $1.9 million (11.5%) during the six-month period due to higher depreciation rates that became effective on March 27, 2005 and increased plant in service. Provisions for income taxes increased $3.3 million reflecting increased taxable income during the current period. Other taxes increased $0.2 million (2.5%) during the six months ended June 30, 2006 due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes. Our consolidated effective federal income tax rate for the first six months of 2006 was 34.5% as compared to 33.4% for the first six months of 2005.

During the twelve months ended June 30, 2006, total electric segment operating expenses increased approximately $52.8 million (20.0%) compared to the year ago period. Total fuel costs increased approximately $31.2 million (40.4%) during the twelve months ended June 30, 2006 while purchased power costs increased approximately $12.8 million (25.6%) during the same period. The increase in fuel costs was primarily due to higher prices for both the hedged and unhedged natural gas that we burned in our gas-fired units (an estimated $21.8 million) and increased generation by our gas-fired units (an estimated $2.5 million). Increased coal costs contributed approximately $2.6 million to the total fuel cost and increased generation by our coal fired units added approximately $2.3 million. These increased costs reflect a $5 million one-time pre-tax gain from unwinding part of a physical purchase of natural gas for the 2009 through 2011 period as part of our fuel management process. This gain was recognized in the third quarter of 2005 as a decrease to fuel expense. Natural gas prices increased in 2005, in part, from the effects of hurricane activity in the Gulf of Mexico. The increased usage was due in part to weather, as well as changes in the wholesale market impacted by coal delivery issues in the Midwest. The net increase in fuel and purchased power during the twelve months ended June 30, 2006 as compared to the same period last year was $44.1 million (34.6%).

Regulated—other operating expenses for our electric segment decreased approximately $1.6 million (2.9%) during the twelve months ended June 30, 2006 as compared to the same period last year due primarily to a $2.0 million decrease in employee health care expense, a decrease of approximately $1.3 million in employee pension expense and a $0.4 million decrease in general administrative expense due to decreased costs associated with Sarbanes-Oxley Section 404 compliance. These decreases were partially offset by a $0.9 million increase in transmission expense, a $0.9 million increase in professional services expense and a $0.3 million increase in labor costs.

Maintenance and repairs expense increased approximately $0.6 million (3.0%) during the twelve months ended June 30, 2006, compared to the year ago period reflecting increases of approximately $0.4 million in transmission maintenance costs and $0.2 million in maintenance costs for our gas-fired units, consisting mainly of a $0.5 million increase in maintenance for our SLCC plant offset by a $0.4 million decrease in maintenance at our Energy Center plant.

Depreciation and amortization expense increased approximately $4.8 million (15.4%) due to higher depreciation rates that became effective on March 27, 2005 and increased plant in service. Provision for income taxes increased $3.9 million reflecting increased taxable income during the current period while other taxes increased approximately $1.1 million (5.7%) due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes. Our consolidated effective federal and state income tax rate for the twelve months ended June 30, 2006 was 33.7% as compared to 34.1% for the same period in 2005.

Gas Segment

Gas Segment Operating Revenues and Sales

During June 2006, EDG’s first month of operation, our natural gas revenues were approximately $1.6 million.         The following table details our natural gas sales and revenues for June 2006.

Total gas delivered to customers - mcf Sales

2006 Second Quarter*
Residential	51,915.4
Commercial	38,702.4
Industrial	1,968.4
Other public authorities	839.6
Total retail sales	93,425.8

*       mcf sales represent only the month of June 2006

Operating Revenues (in millions)

2006 Second Quarter*
Residential	$0.92
Commercial	0.50
Industrial	0.02
Other public authorities	0.01
Total retail sales revenues	$1.45
Transportation revenues	0.16
Total gas revenues	$1.61

*       Revenues represent only the month of June 2006.

Gas Segment Operating Revenue Deductions

During June 2006, EDG’s cost of natural gas sold and transported was approximately $0.7 million. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on income. Our Purchased Gas Adjustment Clause (PGA) allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas.

Total other operating expenses were $0.9 million. EDG had a net loss of $0.4 million for the second quarter of 2006, primarily due to the seasonal nature of EDG and $0.4 million in transition costs paid to Aquila, Inc. in June 2006 for billing and other transition services. We expect the majority of the transition services to cease by the end of the third quarter of 2006. The summer months are low sale months for natural gas companies, whose heating seasons run from November to March of each year.

Other Segment

Our non-regulated businesses generated a $0.3 million net loss in the second quarter of 2006 as compared to a $0.5 million net loss in the second quarter of 2005.

During the second quarter of 2006, total other segment operating revenue decreased approximately $0.8 million (14.0%) while total other segment operating expense decreased approximately $0.9 million (15.7%) as compared to the second quarter of 2005. The decrease in both operating revenue and expense was mainly attributed to MAPP, the close-tolerance custom manufacturing business in which we own a 52% interest.

Our non-regulated businesses generated a $0.7 million net loss for the six months ended June 30, 2006 as compared to a $0.9 million net loss for the same period in 2005.

For the six months ended June 30, 2006, total non-regulated operating revenue decreased approximately $1.8 million (16.0%) while total non-regulated operating expense decreased approximately $1.9 million (16.1%) compared with the same period in 2005. The decrease in both operating revenue and expense was mainly attributable to MAPP.

Our non-regulated businesses generated a $0.9 million net loss for the twelve-months ended June 30, 2006 as compared to a $1.9 million net loss for the same period in 2005.

For the twelve-months ended June 30, 2006, total non-regulated operating revenue increased approximately $1.8 million (8.3%) while total non-regulated operating expense decreased approximately $0.4 million (1.5%) compared with the same period in 2005. The increase in revenues and the decrease in expense for the twelve-month-ended period was primarily due to MAPP.

Whereas the changes in revenues and expenses for period to period are primarily the result of MAPP, the non-regulated losses are primarily due to Conversant, our software company.

We evaluated our other segment businesses for impairment at December 31, 2005 and believe, based on this analysis, that no impairment exists based on our forecast of future net cash flows. However, failure to achieve forecasted cash flows and execute software license agreements within our software business, could result in impairment in the future. There have been no significant changes in our forecasted future net cash flows since December 31, 2005, thus, we believe that no impairment exists in our other segment businesses as of June 30, 2006.

Other Information

Nonoperating Items

Total allowance for funds used during construction (AFUDC) increased $0.5 million during the second quarter of 2006, $0.9 million during the six months ended June 30, 2006 and $1.2 million during the twelve months ended June 30, 2006 as compared to the prior year periods, due to higher levels of construction in 2006.

Total interest charges on long-term debt increased $0.3 million for the second quarter of 2006 and $0.1 million for the six months ended June 30, 2006 as compared to the same periods in 2005, reflecting interest on the first mortgage bonds issued June 1, 2006 by EDG to fund a portion of our acquisition of the Missouri natural gas distribution operations from Aquila, Inc. Total interest charges on long-term debt decreased $0.3 million during the twelve months ended June 30, 2006 as compared to the same period in 2005, primarily reflecting the refinancing we accomplished in June 2005 by calling a higher interest debt issue and replacing it with a debt issue at a lower interest rate. See “ - Liquidity and Capital Resources” for further information. Short-term debt interest increased $0.8 million during the second quarter of 2006, $1.1 million for the six months ended June 30, 2006 and $1.2 million for the twelve months ended June 30, 2006 as compared to the same periods in 2005, reflecting increased usage of short-term debt.

Other Comprehensive Income

The change in the fair value of the effective portion of our open gas contracts for our electric business and our interest rate derivative contracts and the gains and losses on contracts settled during the periods being reported, including the tax effect of these items, are reflected in our Consolidated Statement of Comprehensive Income. This net change is recorded as accumulated other comprehensive income in the capitalization section of our balance sheet and does not affect net income or earnings per share. All of these contracts have been designated as cash flow hedges. The unrealized gains and losses accumulated in other comprehensive income are reclassified to fuel, or interest expense, in the periods in which the hedged transaction is actually realized or no longer qualifies for hedge accounting.

The following table sets forth the pre-tax gains/(losses) of our natural gas and interest rate contracts settled and reclassified, the pre-tax change in the fair market value (FMV) of our open contracts and the tax effect in Other Comprehensive Income (in millions) for the presented periods ended June 30:

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended	12 Months Ended	12 Months Ended
	2006	2005	2006	2005	2006	2005
Natural gas contracts settled (1)	$0.1	$(0.2)	$(0.8)	$(0.3)	$(4.9)	$(6.5)
Interest rate contracts settled	0.0	1.4	0.0	1.4	0.0	1.4
Total contracts settled	$0.1	$1.2	$(0.8)	$1.1	$(4.9)	$(5.1)
Change in FMV of open contracts for natural gas	$(2.3)	$5.7	$(8.4)	$17.6	$3.1	$18.2
Change in FMV of open contracts for interest rates	(0.0)	(1.4)	(0.0)	(1.4)	(0.0)	(1.4)
Total change in FMV of contracts	$(2.3)	$4.3	$(8.4)	$16.2	$3.1	$16.8
Taxes—natural gas	$0.8	$(2.1)	$3.5	$(6.6)	$0.6	$(4.4)
Taxes—interest rates	0.0	0.0	0.0	0.0	0.0	0.0
Total taxes	$0.8	$(2.1)	$3.5	$(6.6)	$0.6	$(4.4)
Total change in OCI—net of tax	$(1.4)	$3.4	$(5.7)	$10.7	$(1.2)	$7.3

(1)   Reflected in fuel expense

Our average cost for our open natural gas hedges increased from $5.863/Dth at March 31, 2006 to $5.948/Dth at June 30, 2006.

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

Rate Matters

The following table sets forth information regarding electric and water rate increases since January 1, 2005:

		Annual	Percent
	Date	Increase	Increase	Date
Jurisdiction	Requested	Granted	Granted	Effective
Missouri - Water	June 24, 2005	$469,000	35.90%	February 4, 2006
Kansas - Electric	April 29, 2005	2,150,000	12.67%	January 4, 2006
Arkansas - Electric	July 14, 2004	595,000	7.66%	May 14, 2005
Missouri - Electric	April 30, 2004	25,705,500	9.96%	March 27, 2005

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

The MPSC issued a final order on March 10, 2005 approving an annual increase in base rates of approximately $25,705,500, or 9.96%, effective March 27, 2005. The order granted us a return on equity of 11%, an increase in base rates for fuel and purchased power at $24.68/MWH and an increase in depreciation rates. The new depreciation rates now include a cost of removal component of mass property (transmission, distribution and general plant costs). In addition, the order approved an annual IEC of approximately $8.2 million effective March 27, 2005 and expiring three years later. The IEC is $0.002131 per kilowatt hour of customer usage. The MPSC allowed us to use forecasted fuel costs rather than the traditional historical costs in determining the fuel portion of the rate increase. At the end of two years, an assessment will be made of the money collected from customers compared to the greater of the actual and prudently incurred costs or the base cost of fuel and purchased power set in rates. If the excess of the amount collected over the greater of these two amounts is greater than $10 million, the excess over $10 million will be refunded to the customers. The entire excess amount of IEC, not previously refunded, will be refunded at the end of three years, unless the IEC is terminated earlier. Each refund will include interest at the current prime rate at the time of the refund. The IEC revenues recorded in the second, third and fourth quarters of 2005 and the first quarter of 2006 did not recover all the Missouri related fuel and purchased power costs incurred in those quarters. From inception of the IEC through June 30, 2006, the costs of fuel and purchased power were approximately $18.9 million higher than the total of the costs in our base rates and the IEC recorded during the period. Future recovery of fuel and purchased power costs through the IEC are dependent upon a variety of factors, including natural gas prices, costs of non-contract purchased power, weather conditions, plant availability and coal deliveries. At June 30, 2006, no provision for refund has been recorded.

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

On June 1, 2006, The Empire District Gas Company acquired the Missouri natural gas distribution operations of Aquila, Inc. (Missouri Gas). The Missouri Gas properties consist of approximately 48,500 customers in 44 Missouri communities in northwest, north central and west central Missouri. The gas rates for these properties are set through May 31, 2009, as we have agreed in the unanimous stipulation and agreement filed with the MPSC on March 1, 2006 and approved on April 18, 2006, to not file a rate increase request for non-gas costs for a period of 36 months following the closing date of the acquisition. However, we do have a gas cost recovery mechanism in Missouri. We have also agreed, per the above agreement, to use Aquila’s current depreciation rates and were allowed to adopt the pension cost recovery methodology approved in our electric Missouri Rate Case effective March 27, 2005.

We will continue to assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Environmental

We are subject to various federal, state, and local laws and regulations with respect to hazardous and toxic materials and wastes including their identification, transportation, disposal,

record-keeping, reporting, and identification, including asbestos as well as other environmental matters. We believe that our operations are in compliance with present laws and regulations.

The acquisition of Missouri Gas involved the property transfer of two former manufactured gas plant (MGP) sites previously owned by Aquila, Inc. and their predecessors. Site #1 is listed in the Missouri Department of Natural Resources (MDNR) Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri (Registry). Site #2 has received a letter of no further action from the MDNR. We are reviewing various actions that may be undertaken to reduce environmental and health risks associated with the MDNR Registry site. As of June 1, 2006, we have recorded a liability of approximately $0.3 million for these two sites, most of which is offset by a regulatory asset.

Competition

In October 2003 and October 2004, we filed notices of intent with the Southwest Power Pool (SPP) for the right to withdraw from the SPP effective October 31, 2004 and October 31, 2005, respectively. These notices were given because of uncertainty surrounding the treatment from the states regarding RTO participation and cost recoveries. Such withdrawal requires approval from the FERC. We retained the option, however, to rescind these notices, which we have done. In October 2005, we filed a new notice of intent with the SPP for the right to withdraw from the SPP effective October 31, 2006. We are seeking authorizations from Missouri, Kansas and Arkansas for continued participation in and transfer of functional control of our transmission facilities to the SPP RTO should we decide to remain a member. A formal independent RTO Cost Benefit Analysis (CBA) was commissioned and overseen by the Regional State Committee (RSC) of the SPP. The RSC is made up of public service commissioners from the four states we serve and other states in the SPP footprint. This CBA, which indicates a positive net benefit for our participation in the SPP RTO for the period 2006 through 2014, was included and submitted as part of the applications to the states from which we have sought authorization. We filed a Stipulation and Agreement between ourselves, the MPSC staff, OPC, and SPP in February 2006 for authorization for the transfer of functional control of our transmission facilities to the SPP RTO and continued participation in the SPP RTO.

On June 13, 2006, the MPSC issued an order approving the Stipulation and Agreement. Due to needed clarifications regarding the MPSC order, the parties to the agreement, except for the OPC, filed a Motion to Clarify. The Motion to Clarify was granted, and an Amended Order approving the Stipulation and Agreement was issued by the MPSC on July 13, 2006 with an effective date of July 23, 2006. As a condition of the MPSC approval of the Stipulation and Agreement, a Transmission Service Agreement (TSA) between us and the SPP RTO is planned to be filed with the FERC in August 2006. Approval by the FERC of the TSA will finalize the MPSC approval of our continued participation in the SPP RTO and transfer of functional control of our transmission facilities to the SPP.

On July 14, 2006, we jointly filed an uncontested Stipulation and Agreement between ourselves, the other Kansas transmission owning utilities, interveners, and the KCC staff regarding a similar authorization to continue participation in the SPP RTO and transfer functional control of our transmission facilities. An Order from the KCC as well as an authorization Order from the Arkansas Public Service Commission are pending and expected during the third quarter of 2006.

The specific rules of SPP’s energy imbalance service (EIS) market design, which has now been delayed by FERC order until at least October 2006, have not been finalized, and, as discussed above, our proceedings in some of the states in which we operate are pending. On July 25, 2006, the SPP board of directors approved a motion for SPP to implement the EIS market on November 1, 2006 with certification of readiness on October 1, 2006. Additional EIS filings will be required by the SPP prior to final approval by the FERC. As a result, we are unable to quantify the potential impact of membership in the RTO on our future financial position, results of operation or cash flows at this time, but will continue to evaluate the situation and make a decision whether or not to continue membership with the SPP.

This EIS market will provide imbalance energy for participating members within the SPP regional footprint. Imbalance energy prices will be based on market participant bids. In addition to energy imbalance service, the SPP will perform a security-constrained economic dispatch of all generation voluntarily offered into the EIS market to the market participants.

Non residential gas customers whose annual usage exceeds certain amounts may purchase natural gas from a source other than EDG. EDG does not have a non regulated energy marketing service that sells natural gas in competition with outside sources. EDG continues to receive non gas related revenues for distribution and other services if natural gas is purchased from another source by our eligible customers.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows provided by operating activities increased during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to a $5.8 million increase in net income. Investments were higher due to increased construction and our acquisition of Missouri Gas. Our primary sources of cash flow during the first six months of 2006 were $36.4 million in internally generated funds, $76.3 million in proceeds from the issuance of common stock and $55.0 million in proceeds from the issuance of EDG first mortgage bonds. Our primary uses of cash during the first quarter of 2006 were our $103.2 million acquisition of Missouri Gas, $53.2 million in capital expenditures and $16.8 million in dividend payments.

Cash Provided by Operating Activities

Our net cash flows provided by operating activities increased approximately $1.4 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to a $5.8 million increase in net income. Cash flows were also positively impacted by a $13.7 million increase in accounts receivable and a $3.3 million increase in customer deposits, interest and accrued taxes, partially offset by a $13.7 million decrease in accounts payable and accrued liabilities, a $5.1 million decrease in fuel, materials and supplies and a $1.8 million decrease in other liabilities and deferred credits.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $114.1 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily reflecting our acquisition of Missouri Gas, additions to our transmission and distribution systems and construction expenditures for the new combustion turbine at Riverton and for our investment in the Plum Point Energy Station.

Our capital expenditures totaled approximately $25.1 million during the second quarter of 2006 compared to approximately $26.6 million for the same period in 2005. For the six months ended June 30, 2006, capital expenditures totaled approximately $53.2 million compared to approximately $42.3 million for the same period in 2005. These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage.

A breakdown of the capital expenditures and acquistion of  EDG for the quarter and six months ended June 30, 2006 is as follows:

	Quarter Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(in millions)	(in millions)
Distribution and transmission system additions	$12.1	$22.3
Additions and replacements — Asbury	4.9	5.6
Additions and replacements — Riverton, Iatan, Ozark Beach, Energy Center, State Line and State Line Combined Cycle	1.0	1.4
New generation — Riverton combustion turbine	3.3	8.1
New generation — Plum Point Energy Station	1.8	11.0
New generation — Iatan 2	0.3	0.3
Fiber optics (non-regulated)	0.7	1.2
Gas	0.4	0.4
Storms	0.0	0.8
Transportation	0.0	0.1
Other non-regulated capital expenditures	0.2	0.3
Other	0.3	1.0
Retirements and salvage (net)	0.1	0.7
Subtotal	$25.1	$53.2
Acquisition of EDG	103.2	103.2
TOTAL	$128.3	$156.4

For the first six months of 2006, approximately 36% of our cash requirements for capital expenditures (excluding the acquisition of Missouri Gas) were satisfied internally from operations (funds provided by operating activities less dividends paid). We currently expect that internally generated funds will provide approximately 44% of the funds required for the remainder of our budgeted 2006 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements.

We entered into an agreement with KCP&L on June 13, 2006 to purchase an undivided ownership interest in the proposed coal-fired Iatan 2. We will own 12%, or approximately 100 megawatts, of the proposed 850-megawatt unit. KCP&L, which owns 54.7% of the unit, publicly reported that it expects its share of the total construction costs to be $733 million. This equates to a total estimated construction budget for Iatan 2 of approximately $1.34 billion. We currently anticipate spending $14 million in 2006, $48 million in 2007 and $64 million in 2008 for our share of Iatan 2 with additional expenditures in 2009 and 2010. KCP&L has informed us their definitive estimates for Iatan 2 should be finalized by October 2006 and there is the potential for an increase in overall cost.

On March 14, 2006, we entered into contracts to add 100 megawatts of power to our system. This power will come from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which will be built near Osceola, Arkansas beginning in the spring of 2006 with completion scheduled for 2010. Initially we will own an undivided interest equal to 50 megawatts of the project’s capacity for approximately $85 million in direct costs excluding AFUDC. We also have a long term purchased power agreement for an additional 50 megawatts of capacity and have the option to convert the 50 megawatts covered by the purchased power agreement into an ownership interest in 2015. We currently anticipate spending $20 million in 2006, $23.3 million in 2007 and $23.9 million in 2008 for construction expenses relating to our 50 megawatt ownership share of Plum Point with additional expenditures in 2009 and 2010.

Financing Activities

Financing activities increased net cash by $109.4 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, resulting in $107.9 million of cash provided in the current year. Our net cash flows provided by financing activities were primarily affected by increased proceeds from the issuance of common stock and EDG first mortgage bonds in 2006.

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

On June 1, 2006, we used $55 million of privately placed 6.82% First Mortgage Bonds due 2036 issued by EDG to fund a portion of our acquisition of Missouri Gas from Aquila, Inc. We used short-term debt to fund the remainder of the acquisition, which was replaced with common equity on June 21, 2006.

On June 21, 2006, we sold 3,795,000 shares of our common stock, including an additional 495,000 shares to cover the underwriters’ over-allotments, in an underwritten public offering for $20.25 per share. The sale resulted in net proceeds of approximately $73.6 million ($76.8 million less issuance costs of $3.3 million). The proceeds were used to pay down short-term debt, including short-term debt used to fund a portion of our acquisition of Missouri Gas.

We have an effective shelf registration statement with the SEC under which approximately $323.2 million of our common stock, unsecured debt securities, preference stock and first mortgage bonds remain available for issuance. Of this amount, $200 million has been approved by the MPSC as available for first mortgage bonds. We plan to use a portion of the proceeds from issuances under this new shelf to fund a portion of the capital expenditures for our new generation projects.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability will reduce over the next four years in line with the amount of construction expenditures we owe for Plum Point and is $73 million as of July 1, 2006. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2006, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. At June 30, 2006, there was $20 million in outstanding borrowings under this agreement and $15 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Restrictions in the EDE mortgage bond indenture could affect our liquidity. The Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended June 30, 2006 would permit us to issue approximately $352.9 million of new first mortgage bonds based on this test with an assumed interest rate of 6.5%. In addition to the interest coverage requirement, the Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At June 30, 2006, we had retired bonds and net property additions which would enable the issuance of at least $491.0 million principal amount of bonds if the annual interest requirements are met. As of June 30, 2006, we are in compliance with all restrictive covenants of the Mortgage.

Restrictions in the mortgage bond indenture of EDG could affect its liquidity. The Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBIDTA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.

As of June 30, 2006, our corporate credit rating and the ratings for our securities were as follows:

	Standard & Poor’s	Moody’s	Fitch
Corporate Credit Rating	BBB-	Baa2	n/r
First Mortgage Bonds	BBB+	Baa1	BBB+
First Mortgage Bonds - Pollution Control Series	AAA	Aaa	n/r
Senior Notes	BB+	Baa2	BBB
Trust Preferred Securities	BB	Baa3	BBB-
Commercial Paper	A-3	P-2	F2
Outlook	Stable	Stable	Stable

On September 22, 2005, Standard & Poor’s (S&P), reflecting our announcement of our proposed acquisition of Aquila, Inc.’s Missouri natural gas properties, placed our corporate credit rating on credit watch with negative implications. S&P stated that the acquisition comes in addition to our embarking on a capital spending program that is significantly higher than historical levels and will be partially debt financed. On February 13, 2006, S&P removed our corporate credit rating from credit watch, but placed us on negative outlook. S&P also reduced the rating on our commercial paper from A-2 to A-3 on February 21,

2006. This reduction has made it more difficult for us to issue commercial paper and, as a result, our short-term debt during the period from February 21, 2006 to June 30, 2006, was in the form of borrowings under our revolving credit facility. However, beginning on June 30, 2006, we were able to again issue commercial paper at the current rating under a new agreement with Wells Fargo Bank. On May 17, 2006, S&P lowered our long-term corporate credit rating to BBB- from BBB, senior secured debt to BBB+ from A-, senior unsecured debt rating to BB+ from BBB- and affirmed our short-term rating of A-3. S&P’s downgrade reflected their view that our financial measures will be constrained over the next several years by fuel and power costs that continue to exceed the level recoverable in rates, and by our higher-than-historical level of capital spending, including the acquisition of Missouri Gas. Moody’s affirmed our ratings on May 13, 2005 and revised their rating outlook on us from negative to stable.

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

CONTRACTUAL OBLIGATIONS

Set forth below is information summarizing our contractual obligations as of June 30, 2006. Not included in these amounts are expected obligations associated with our share of the Plum Point Energy Station construction, Iatan 2 construction and Iatan 1 environmental construction additions, the installation of the new combustion turbine at Riverton for which purchase orders have not been opened, postretirement benefit funding or any future pension funding commitments.

Payments Due by Period
(in millions)

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt (w/o discount)	$413.0	$—	$—	$70.0	$343.0
Note payable to securitization trust	50.0	—	—	—	50.0
Interest on long-term debt	524.2	29.7	59.8	52.4	382.3
Short-term debt	35.0	35.0	—	—	—
Capital lease obligations	1.3	0.3	0.6	0.4	—
Operating lease obligations(2)	2.2	0.8	1.4	—	—
Electric purchase obligations(3)	361.5	77.7	107.9	66.9	109.0
EDG purchase obligations(4)	75.4	11.1	14.2	11.6	38.5
Open purchase orders	58.0	25.3	32.3	0.4	—
Other long-term liabilities(5)	6.3	0.6	2.1	0.2	3.4

Total Contractual Obligations	$1,526.9	$180.5	$218.3	$201.9	$926.2

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

(3)   Includes a water usage contract for our SLCC facility, fuel and purchased power contracts and associated transportation costs, as well as purchased power for 2010 through 2015 for Plum Point.

(4)   Represents fuel contracts and associated transportation costs of our regulated subsidiary EDG.

(5)   Other Long-term Liabilities primarily represents electric facilities charges owed to City Utilities of Springfield, Missouri of $11,000 per month over 30 years starting in January 2007, as well as 100% of the long-term debt issued by Mid-America Precision Products, LLC. As of June 30, 2006, EDE Holdings, Inc. was the 52% guarantor of a $2.1 million note included in this total amount.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of June 30, 2006, our retained earnings balance was $11.7 million, compared to $15.5 million as of June 30, 2005, after paying out $16.8 million in dividends during the first six months of 2006. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

Our diluted earnings per share were $0.33 for the six months ended June 30, 2006 and were $0.92 and $0.86 for the years ended December 31, 2005 and 2004, respectively. Dividends paid per share were $0.64 for the six months ended June 30, 2006 and $1.28 for each of the years ended December 31, 2005 and 2004.

In addition, the Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined in the Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. As of June 30, 2006, our level of earned surplus did not prevent us from issuing dividends. In addition, under certain circumstances (including defaults thereunder), our Junior Subordinated Debentures, 8-1/2% Series due 2031, reflected as a note payable to securitization trust on our balance sheet, held by Empire District Electric Trust I, an unconsolidated securitization trust subsidiary, may also restrict our ability to pay dividends on our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

Goodwill

We recorded goodwill upon the completion of the Missouri Gas acquisition of $38.4 million. Goodwill represents the excess of the cost of the acquisition over the fair value of the related net assets at the date of acquisition. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment on an annual basis or whenever events or circumstances indicate possible impairment. Circumstances under which impairment could occur include not realizing anticipated synergies, adverse regulatory treatment or the loss of gas customers. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings.

See “Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2005 for a discussion of our other critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 of “Notes to Consolidated Financial Statements (Unaudited)”.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to a change in the value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates or commodity prices. We handle our commodity market risk in accordance with our established Energy Risk Management Policy, which may include entering into various derivative transactions. We utilize derivatives to manage our gas commodity market risk and to help manage our exposure resulting from purchasing most of our natural gas on the volatile spot market for the generation of power for our native-load customers. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Interest Rate Risk. We are exposed to changes in interest rates as a result of financing through our issuance of commercial paper and other short-term debt. We manage our interest rate exposure by limiting our variable-rate exposure (applicable only to commercial paper and borrowings under our unsecured credit agreement) to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates.

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

We satisfied 62.2% of our 2005 generation fuel supply need through coal. Approximately 88% of our 2005 coal supply was Western coal. We have contracts and have accepted binding proposals to supply fuel for our coal plants through 2010. These contracts and accepted proposals satisfy approximately 92% of our anticipated coal supply requirements for 2006, 90% of our 2007 requirements, 60% of our 2008 requirements, 30% of our 2009 requirements and 20% of our 2010 requirements for our Asbury and Riverton coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts. We have 100% of our coal supply transportation under contract with BNSF and The Kansas City Southern Railway Company under a five-year agreement that became effective June 30, 2005.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to minimize our risk from volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense and improve predictability. We expect that increases in gas prices will be partially offset by realized gains under financial derivative transactions. As of June 30, 2006, 95% of our anticipated volume of natural gas usage for our electric operations for the remainder of year 2006 is hedged at an average price of $5.717 per Dth.

Based on our expected natural gas purchases for our electric operations for 2006, if average natural gas prices should increase 10% more in 2006 than the price at December 31, 2005, our natural gas expense would increase, and income before taxes would decrease by approximately $1.6 million based on our 2006 financial hedge positions.

We hedge a portion of our natural gas price risk for our gas operations using derivative contracts. As of July 28, 2006, we have 2.4 million Dths hedged, which represents 44% of our expected usage for our gas operations for the next twelve months. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Credit Risk. Credit risk is the risk of financial loss to the Company if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Amounts reported as margin deposit liabilities represent funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. As of June 30, 2006 and December 31, 2005, we had margin deposit assets of $3.4 million and $2.1 respectively and margin deposit liabilities of $5.3 million and $7.8 million respectively.

We sell electricity and gas and provide distribution and transmission services to a diverse group of customers, including residential, commercial and industrial customers. Credit risk associated with trade accounts receivable from energy customers is limited due to the large number of customers. In addition, we enter into contracts with various companies in the energy industry for purchases of energy-related commodities, including natural gas in our fuel procurement process.

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At June 30, 2006, gross credit exposure related to these transactions totaled $21.5 million, reflecting the unrealized gains for contracts carried at fair value.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except for the addition of EDG, our acquired Missouri gas operations. We have incorporated all accounting processes related to the gas operations, with the exception of billing, collections and fuel adjustment clause accounting, into our current procedures and internal control processes. Billing and collections continue to be processed by Aquila, Inc. for us.

PART II.   OTHER INFORMATION

Item 1-A.   Risk Factors.

Except as set forth below, there have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

We may be unable to recover increases in the cost of natural gas from our natural gas utility customers, or may lose customers as a result of any price increases.

In our natural gas utility business, we are permitted to recover the cost of gas directly from our customers through the use of a purchased gas adjustment provision. However, this provision only permits the recovery of “prudently-incurred” costs. To the extent the MPSC determines that any of our costs were not prudently incurred, we would have to repay any such amounts that we collected from, customers as part of an annual reconciliation. In addition, increases in natural gas costs affect total prices to our customers and, therefore, the competitive position of gas relative to electricity, other forms of energy and other gas suppliers. Increases in natural gas costs may also result in lower usage by customers unable to switch to alternate fuels. Any such disallowed costs or customer losses could have a material adverse effect on our results of operations.

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

Item 5.   Other Information.

For the twelve months ended June 30, 2006, our ratio of earnings to fixed charges was 2.46x.  See Exhibit (12) hereto.

Item 6.   Exhibits.

(a)           Exhibits.

(4)(a) Bond Purchase Agreement dated June 1, 2006 among The Empire District Gas Company and the purchasers party thereto (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 6, 2006, File No. 1-3368).

(4)(b) Indenture of Mortgage and Deed of Trust dated as of June 1, 2006 by The Empire District Gas Company, as Grantor, to Spencer R. Thomson, Deed of Trust Trustee for the Benefit of The Bank of New York Trust Company, N.A., Bond Trustee, as Grantee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 6, 2006, File No. 1-3368).

(4)(c) First Supplemental Indenture of Mortgage and Deed of Trust dated as of June 1, 2006 by The Empire District Gas Company, as Grantor, to Spencer R. Thomson, Deed of Trust Trustee for the Benefit of The Bank of New York Trust Company, N.A., Bond Trustee, as Grantee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 6, 2006, File No. 1-3368).

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

August 8, 2006