Form 10-K/A
period 2006-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 2007-03-06
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
All of Item 14 of Part III

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 is being filed solely for the purpose of correcting typographical errors in the financial statement title on the Consolidated Statements of Common Shareholder’s Equity. The Annual Report was filed with the Securities and Exchange Commission on March 2, 2007 by the Registrant.

For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the only change to the original Form 10-K being made by this Form 10-K/A is the change described above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY
Date: March 6, 2007	By	/s/ WILLIAM L. GIPSON
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
/s/ GREGORY A. KNAPP
Gregory A. Knapp, Vice President-Finance (Principal Financial Officer)
/s/ LAURIE A. DELANO
Laurie A. Delano, Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)
/s/ DR. JULIO S. LEON*
Dr. Julio S. Leon, Director
/s/ KENNETH R. ALLEN*
Kenneth R. Allen, Director
/s/ MYRON W. MCKINNEY*
Myron W. McKinney, Director
/s/ ROSS C. HARTLEY*	March 6, 2007
Ross C. Hartley, Director
/s/ D. RANDY LANEY*
D. Randy Laney, Director
/s/ BILL D. HELTON*
Bill D. Helton, Director
/s/ B. THOMAS MUELLER*
B. Thomas Mueller, Director
/s/ ALLAN T.THOMS*
Allan T. Thoms, Director
/s/ MARY McCLEARY POSNER*
Mary McCleary Posner, Director
/s/ GREGORY A. KNAPP
*By (Gregory A. Knapp, As attorney in fact for each of the persons indicated)