Form 10-Q
period 2007-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2007-05-09
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

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

As of May 1, 2007, 30,362,953 shares of common stock were outstanding.

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

Rate Matters

Competition

Liquidity and Capital Resources

Contractual Obligations

Dividends

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

•                  competition, including the implementation of the energy imbalance market;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(000’s except per share amounts)
Operating revenues:
Electric	$96,908	$82,717
Gas	27,590	—
Water	450	369
Non-regulated	992	897
	125,940	83,983
Operating revenue deductions:
Fuel	25,224	20,879
Purchased power	20,218	19,928
Cost of natural gas sold and transported	18,722	—
Regulated – other	17,359	12,869
Non-regulated – other	605	602
Maintenance and repairs	10,780	5,210
Depreciation and amortization	12,778	9,274
Provision for income taxes	1,629	1,143
Other taxes	6,741	4,785
	114,056	74,690
Operating income	11,884	9,293
Other income and (deductions):
Allowance for equity funds used during construction	906	125
Interest income	94	86
Provision for other income taxes	10	24
Other - non-operating income	36	—
Other - non-operating expense	(281)	(205)
	765	30
Interest charges:
Long-term debt	6,944	5,938
Note payable to securitization trust	1,063	1,063
Short-term debt	1,029	376
Allowance for borrowed funds used during construction	(1,155)	(385)
Other	268	250
	8,149	7,242
Income from continuing operations	4,500	2,081
Loss from discontinued operations, net of tax	—	(469)
Net income	$4,500	$1,612
Weighted average number of common shares outstanding - basic	30,298	26,133
Weighted average number of common shares outstanding - diluted	30,318	26,153
Earnings from continuing operations per weighted average share of common stock– basic and diluted	$0.15	$0.08
Earnings from discontinued operations per weighted average share of common stock – basic and diluted	$—	$(0.02)
Total earnings per weighted average share of common stock – basic and diluted	$0.15	$0.06
Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)(Continued)

	Twelve Months Ended
	March 31,
	2007	2006
	(000’s except per share amounts)
Operating revenues:
Electric	$396,837	$368,391
Gas	52,735	—
Water	1,924	1,494
Non-regulated	3,914	3,517
	455,410	373,402
Operating revenue deductions:
Fuel	98,300	110,884
Purchased power	66,630	60,532
Cost of natural gas sold and transported	34,007	—
Regulated – other	64,577	52,901
Non-regulated – other	2,561	2,546
Maintenance and repairs	28,719	21,285
Loss on plant disallowance	828	—
Depreciation and amortization	42,216	36,486
Provision for income taxes	22,332	13,535
Other taxes	22,983	19,615
	383,153	317,784
Operating income	72,257	55,618
Other income and (deductions):
Allowance for equity funds used during construction	2,186	410
Interest income	396	359
Provision for other income taxes	3	(22)
Other - non-operating income	51	5
Other - non-operating expense	(1,053)	(948)
	1,583	(196)
Interest charges:
Long-term debt	26,953	23,750
Note payable to securitization trust	4,250	4,250
Short-term debt	2,929	571
Allowance for borrowed funds used during construction	(3,620)	(606)
Other	1,046	695
	31,558	28,660
Income from continuing operations	42,282	26,762
Loss from discontinued operations, net of tax	(114)	(1,132)
Net income	$42,168	$25,630
Weighted average number of common shares outstanding - basic	29,303	25,995
Weighted average number of common shares outstanding - diluted	29,316	26,017
Earnings from continuing operations per weighted average share of common stock– basic and diluted	$1.44	$1.03
Earnings from discontinued operations per weighted average share of common stock – basic and diluted	$—	$(0.04)
Total earnings per weighted average share of common stock – basic and diluted	$1.44	$0.99
Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	($-000’s)

Net income	$4,500	$1,612
Reclassification adjustments for (gain)/loss included in net income or reclassified to regulatory asset or liability	164	(936)
Net change in fair value of open derivative contracts for period	2,881	(6,024)
Income taxes	(1,160)	2,652
Net change in unrealized gain/(loss) on derivative contracts	1,885	(4,308)

Comprehensive income/(loss)	$6,385	$(2,696)

	Twelve Months Ended
	March 31,
	2007	2006
	($-000’s)

Net income	$42,168	$25,630
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(219)	(3,888)
Net change in fair value of open derivative contracts for period	(4,699)	9,753
Income taxes	1,874	(2,251)
Net change in unrealized gain/(loss) on derivative contracts	(3,044)	3,614

Comprehensive income	$39,124	$29,244

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	December 31, 2006
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,321,103	$1,291,533
Gas	53,242	51,936
Water	10,149	10,126
Non-regulated	23,641	23,285
Construction work in progress	128,841	111,918
	1,536,976	1,488,798
Accumulated depreciation and amortization	467,410	457,804
	1,069,566	1,030,994

Current assets:
Cash and cash equivalents	24,626	12,355
Accounts receivable – trade, net	36,572	33,477
Accrued unbilled revenues	10,836	14,866
Accounts receivable – other	9,237	13,234
Fuel, materials and supplies	45,054	46,618
Unrealized gain in fair value of derivative contracts	6,473	3,819
Prepaid expenses	2,564	3,731
	135,362	128,100
Noncurrent assets and deferred charges:
Regulatory assets	96,799	94,395
Goodwill	39,362	39,323
Unamortized debt issuance costs	6,843	6,044
Unrealized gain in fair value of derivative contracts	13,072	11,811
Other	5,104	5,221
	161,180	156,794
Total Assets	$1,366,108	$1,315,888

(continued)

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED(Continued)

	March 31, 2007	December 31, 2006
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 30,348,199 and 30,250,566 shares issued and outstanding, respectively	$30,348	$30,251
Capital in excess of par value	408,704	406,650
Retained earnings	17,667	22,916
Accumulated other comprehensive income, net of income tax	10,677	8,792
Total common stockholders’ equity	467,396	468,609

Long-term debt:
Note payable to securitization trust	50,000	50,000
Obligations under capital lease	472	512
First mortgage bonds and secured debt	242,928	163,088
Unsecured debt	248,742	248,837
Total long-term debt	542,142	462,437
Total long-term debt and common stockholders’ equity	1,009,538	931,046

Current liabilities:
Accounts payable and accrued liabilities	45,470	51,794
Current maturities of long-term debt	231	233
Short-term debt	39,750	77,050
Customer deposits	7,496	7,239
Interest accrued	8,433	3,889
Unrealized loss in fair value of derivative contracts	675	1,372
Taxes accrued	7,737	2,744
Other current liabilities	3,009	1,790
	112,801	146,111
Commitments and contingencies (Note 8)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	52,315	49,822
Deferred income taxes	141,321	140,838
Unamortized investment tax credits	3,918	3,971
Pension and other postretirement benefit obligations	26,471	26,458
Unrealized loss in fair value of derivative contracts	1,661	—
Other	18,083	17,642
	243,769	238,731
Total Capitalization and Liabilities	$1,366,108	$1,315,888

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	($-000’s)
Operating activities:
Net income	$4,500	$1,612
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,532	10,388
Pension expense	2,141	1,376
Deferred income taxes, net	(399)	156
Investment tax credit, net	(53)	(24)
Allowance for equity funds used during construction	(906)	(125)
Stock compensation expense	838	638
Unrealized (gain)/loss on derivatives	40	(995)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	3,049	12,935
Fuel, materials and supplies	1,564	(3,426)
Prepaid expenses and deferred charges	(3,696)	(336)
Accounts payable and accrued liabilities	(6,106)	(21,309)
Customer deposits, interest and taxes accrued	9,807	6,609
Other liabilities and other deferred credits	218	(88)

Net cash provided by operating activities of continuing operations	25,529	7,411
Net cash provided by operating activities of discontinued operations	—	649
Net cash provided by operating activities	25,529	8,060

Investing activities:
Capital expenditures – regulated	(48,171)	(27,425)
Capital expenditures and other investments – non-regulated	(694)	(561)
Proceeds from the sale of non-regulated business	2,500	—

Net cash used in investing activities of continuing operations	(46,365)	(27,986)
Net cash used in investing activities of discontinued operations	—	(97)
Net cash used in investing activities	(46,365)	(28,083)

Financing activities:
Proceeds from first mortgage bonds	79,831	—
Long-term debt issuance costs	(910)	—
Proceeds from issuance of common stock net of issuance costs	1,338	1,052
Net proceeds/(repayments) from short-term borrowings	(37,300)	15,048
Dividends	(9,695)	(8,364)
Other	(157)	(154)

Net cash provided by financing activities of continuing operations	33,107	7,582
Net cash (used in) financing activities of discontinued operations	—	(150)
Net cash provided by financing activities	33,107	7,432

Net increase (decrease) in cash and cash equivalents	12,271	(12,591)

Cash and cash equivalents at beginning of period	12,355	15,941

Cash and cash equivalents at end of period	$24,626	$3,350

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

We operate our businesses as three segments:  electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly-owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to communities in northwest, north central and west central Missouri. Our other segment includes investments in certain non-regulated businesses including fiber optics and Internet access. These businesses are held by our wholly-owned subsidiary, EDE Holdings, Inc (EDE Holdings).

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2006.

The Missouri Public Service Commission (MPSC) issued an order pertaining to our electric segment on December 21, 2006 granting us an annual increase of $29.4 million (including regulatory amortization), or 9.96%, with an effective date of January 1, 2007 and eliminating the Interim Energy Charge (IEC). The accounting treatment in this order includes regulatory amortization which provides us additional cash flow through rates to begin recovery of costs associated with our current generation expansion. This regulatory amortization was $2.6 million in the first quarter of 2007 and has been recorded as depreciation expense. Additionally, the MPSC adopted an agreement of the parties to continue the FAS 87 tracker for pension costs implemented in our March 2005 rate case. This order also establishes a similar mechanism for FAS 106 other postretirement benefit expenses. Please see Note 9 for further discussion of pension and other postretirement benefit regulatory treatment.

On February 1, 2007, the Southwest Power Pool (SPP) regional transmission organization (RTO) launched its Energy Imbalance Services (EIS) market. The EIS market is monitored by our Wholesale Energy group. Sales and purchase transactions are netted on an hourly basis to determine if we are a net seller or a net purchaser. Net sales for the week are recorded as off-system sales while net purchases are recorded as purchased power.

A major ice storm struck virtually all areas of our electric service territory January 12-14, 2007 causing substantial damage. Approximately 85,000 (52%) of our electric customers were without power at the height of the storm. Costs associated with the restoration effort due to the ice storm were approximately $29.0 million, of which $18.0 million was capitalized as additions to our utility plant. Approximately $4.4 million was recorded as maintenance expense in the first quarter of 2007 and approximately $6.5 million was deferred as a regulatory asset as we believe it is probable that these costs will be recoverable in future electric rate cases.

Note 2 - Recently Issued Accounting Standards

On September 15, 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (FAS 157), which provides guidance for using fair value to measure assets and liabilities. FAS 157 also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value and (3) the effect that fair-value measurements have on earnings. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. This standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet completed our review regarding the impact of the adoption of this standard.

On February 15, 2007, the FASB issued FASB No. 159, “The Fair-Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115” (FAS 159). Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet completed our review regarding the impact of the adoption of this standard.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further information regarding recently issued accounting standards.

Note 3 – FASB Interpretation No. 48 (FIN 48) – Accounting for Uncertainty in Income Taxes

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” We file consolidated income tax returns in the U.S. federal and state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately $54,000 of additional liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At January 1, 2007 and March 31, 2007, our balance sheet included approximately $219,000 and $237,000, respectively, of unrecognized tax benefits. At March 31, 2007, this balance includes $230,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We do not expect any material changes to unrecognized tax benefits within the next twelve months. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. We recognize interest accrued and penalties related to unrecognized tax benefits in other expenses.

Note 4 – Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet.

Regulatory Assets and Liabilities

(In thousands)	March 31, 2007	December 31, 2006
Regulatory Assets:
Income taxes	$28,429	$27,893
Unamortized loss on reacquired debt	15,805	16,136
Unamortized loss on interest rate derivative	2,956	3,035
Pension and other postretirement benefits(1)	38,512	40,145
Asset retirement obligation	3,078	3,022
Unrecovered purchased gas costs and Kansas fuel costs	659	3,024
Ice storm costs	6,542	—
Other	818	1,140
Total	$96,799	$94,395

(In thousands)	March 31, 2007	December 31, 2006
Regulatory Liabilities:
Income taxes	$11,708	$12,100
Unamortized gain on interest rate derivative	4,519	4,561
Gain on disposition of emission allowances	326	361
Cost of removal	33,456	31,461
Pensions and other postretirement benefits	2,083	1,339
Kansas fuel costs	223	—
Total	$52,315	$49,822

(1) Primarily reflects regulatory assets resulting from the adoption of FAS 158 and regulatory accounting for EDG acquisition costs.

Pension and Other Postretirement Benefits:  As discussed in Note 1, effective January 1, 2007, the MPSC granted regulatory treatment for our other postretirement benefit costs and corresponding increases in regulatory liabilities for our electric operations similar to the treatment already in place for our pension costs. We now recognize a regulatory asset or liability, respectively, for costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2007, approximately $0.7 million in additional expenses and corresponding increases in regulatory liabilities have been recognized.

Note 5 – Acquisition of Missouri Natural Gas Distribution Operations

On September 21, 2005, we announced that we had entered into an Asset Purchase Agreement with Aquila, Inc., pursuant to which we agreed to acquire the Missouri natural gas distribution operations of Aquila, Inc. This acquisition was completed by our wholly-owned subsidiary, The Empire District Gas Company (EDG), on June 1, 2006. We expect this acquisition to help diversify our weather risk, balancing our current summer air conditioning peak with a natural gas winter heating peak. This transaction was subject to the approval of the MPSC, which was obtained, effective May 1, 2006. The total purchase price, including working capital and net plant adjustments but excluding acquisition costs, was $102.5 million. We recorded $39.4 million of goodwill as a result of the acquisition.  All of this goodwill is expected to be tax deductible.

The components of the purchase price allocation for the Missouri Gas acquisition are shown below. Assets and liabilities were valued at fair value. In the case of property, plant and equipment, fair value was calculated in a manner consistent with the amount recoverable for regulatory treatment.

(In thousands)	Missouri Gas
Purchase Price:
Cash paid	$102,502
Acquisition costs	2,316
Total	$104,818

Allocation:
Property, plant and equipment	$52,226
Current assets	15,515
Goodwill	39,362
Other assets	11,082
Other liabilities	(13,367)
Total	$104,818

The following presents certain consolidated proforma financial information for the three months ended March 31, 2006 and the twelve months ended March 31, 2007 and 2006 as if our acquisition of Missouri Gas had been completed as of April 1, 2005. These estimates are based on historical results of the Missouri Gas operations, provided to us by Aquila, Inc., and are unaudited.

	Three Months Ended	Twelve Months Ended
($-000’s except per share amounts)	2006	2007	2006

Revenues	$108,467	$460,570	$431,569

Net income from continuing operations	3,837	42,084	27,800

Earnings per share from continuing operations - basic and diluted	$0.14	$1.44	$0.93

Note 6 – Risk Management and Derivative Financial Instruments

Electric

We utilize derivatives to help manage our natural gas commodity market risk resulting from purchasing natural gas, to be used as fuel, on the volatile spot market and to manage certain interest rate exposure.

A $10.7 million net of tax, unrealized gain representing the fair market value of derivative contracts treated as cash flow hedges is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of March 31, 2007. The tax effect of $6.6 million on this gain is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning April 1, 2007 and ending on September 30, 2011. At the end of each determination period, or if cash flow hedge treatment is discontinued, any gain or loss for that period related to the instrument will be reclassified to fuel expense.

We record unrealized gains/(losses) on the ineffective portion of our gas hedging activities in “Fuel” under the Operating Revenue Deductions section of our statement of operations since all of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities.

The following table sets forth “mark-to-market” pre-tax gains/(losses) from the ineffective portion of our hedging activities for electric generation and the actual pre-tax gains/(losses) from the qualified portion of our hedging activities for settled contracts included in “Fuel” for each of the periods ended March 31:

	Three months ended		Twelve months ended
(In thousands)	2007	2006	2007	2006

Ineffective Portion	$(30)	$(34)	$(30)	$(1,236)

Qualified Portion	$(143)	$937	$241	$5,274

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

As of April 13, 2007, 87% of our anticipated volume of natural gas usage for our electric operations for the remainder of year 2007 is hedged, either through physical or financial contracts, at an average price of $6.257 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next six years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2008	77%	7,315,000	$6.829
2009	45%	4,696,000	$6.060
2010	39%	3,696,000	$5.422
2011	40%	3,696,000	$5.422
2012	13%	1,200,000	$7.295
2013	13%	1,200,000	$7.295

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. As of April 20, 2007, we have none of our expected usage hedged for the upcoming winter heating season (November 2007 through March 2008) with physical forward contracts or financial derivative contracts. We target to have 95% of our storage capacity full by November 1 of the upcoming winter heating season. As of April 21, 2007, we have 0.5 million Dths in storage on the three pipelines that serve our customers. This represents 24% of our storage capacity leaving 1.5 million Dths to be injected into storage by November 1, 2007 to meet our 95% target. Our long-term hedge positions for gas purchased for resale are still in the development process. A purchased gas adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

Note 7 – Financing

On March 26, 2007, EDE issued $80 million principal amount of First Mortgage Bonds, 5.875% Series due 2037. The net proceeds of $79.1 million, less $0.2 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $61.5 million as of April 1, 2007. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2007, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at March 31, 2007, however, $39.8 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Note 8 – Commitments and Contingencies

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

Coal, Natural Gas and Transportation Contracts

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. The firm physical gas and transportation commitments total $50.9 million for April 1, 2007 through March 31, 2008, $60.2 million for April 1, 2008 through March 31, 2010, $45.5 million for April 1, 2010 through March 31, 2012 and $74.4 million for April 1, 2012 and beyond. In the event that this gas cannot be used at our plants, the gas would be liquidated at market price.

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements are $25.5 million for April 1, 2007 through March 31, 2008, $30.4 million for April 1, 2008 through March 31, 2010 and $4.1 million for April 1, 2010 through March 31, 2012.

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have contracted with Westar Energy for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $51.3 million through May 31, 2010.

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

We also currently have short-term operating leases for two unit trains to meet coal delivery demands and garage and office facilities for our electric segment and five service center properties for our gas segment. In addition we have a five-year capital lease for telephone equipment.

Our obligations over the next five years are as follows:

(In thousands)	Capital Leases
2007	$288
2008	288
2009	288
2010	169
2011	2
Thereafter	—
Total minimum payments	$1,035
Less amount representing maintenance	346
Net minimum lease payments	689
Less amount representing interest	74
Present value of net minimum lease payments	$615

(In thousands)	Operating Leases
2007	$1,471
2008	1,353
2009	459
2010	292
2011	199
Thereafter	1,161
Total minimum payments	4,935

The accumulated amount of amortization for our capital leases was $0.2 million at March 31, 2007.

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

In 2006, our Asbury, Riverton and Iatan plants burned a blend of low sulfur Western coal (Powder River Basin) and higher sulfur blend coal and petroleum coke, or burned 100% low sulfur Western coal. In addition, tire-derived fuel (TDF) was used as a supplemental fuel at the Asbury Plant. The Riverton Plant can also burn natural gas as its primary fuel. The State Line Plant, the Energy Center Units 3 and 4 and the new Riverton Unit 12 are gas-fired facilities and do not receive SO2 allowances. In the near term, annual allowance requirements for the State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12, which are not expected to exceed 20 allowances per year, will be transferred from our inventoried bank of allowances. In 2006, the combined actual SO2 allowance need for all affected plant facilities exceeded the number of allowances awarded to us by the EPA, therefore, as of December 31, 2006, we had 31,000 banked SO2 allowances as compared to 41,000 at December 31, 2005. Based on current SO2 allowance usage projections, we will need to construct a scrubber at Asbury or purchase additional SO2 allowances sometime before 2011.

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

Clean Air Interstate Rule (CAIR)

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

Also to help meet anticipated CAIR requirements, we are constructing an SCR at Asbury. We expect the SCR to be in service around January of 2008. We have awarded a contract and the SCR is under construction and will be tied into the existing unit during our scheduled 2007 fall outage. Our current cost estimate for the SCR at Asbury is $30 million, which is also included in our current capital expenditures budget.  This project was also included as part of our Experimental Regulatory Plan approved by the MPSC.

We also expect that additional pollution control equipment to comply with CAIR may become economically justified at the Asbury Plant sometime prior to 2015 and may include a FGD and a baghouse at an estimated capital cost of $100 million. At this time, we do not anticipate the installation of additional pollution control equipment at the Riverton Plant.

Clean Air Mercury Rule (CAMR)

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

The Riverton Plant is affected by final regulations for Cooling Water Intake Structures issued under the Clean Water Act Section 316(b) Phase II. The regulations became final on February 16, 2004 and require the submission of a Comprehensive Demonstration Study with the permit renewal in 2008. A Proposal for Information Collection (PIC) has been approved by the Kansas Department of Health and Environment. Aquatic sampling commenced in April 2006 in accordance with the PIC and was completed in March 2007. On January 25, 2007, the United States Court of Appeals for the Second Circuit remanded key sections of the EPA’s February 16, 2004 regulations. At this time, the schedule for reconsideration and revisions is not known. We will be engaged with the EPA in its reconsideration and revision process. Data collection will continue under the PIC and will be expanded as needed to limit increased costs, if any, due to the EPA’s reconsiderations. At this time, we do not expect costs associated with compliance to be material.

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

Note 9 – Pension and Other Postretirement Benefits

The components of our net periodic cost of pension (expensed and capitalized) and other postretirement benefits (in thousands) are summarized below:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,
	2007	2006	2007	2006
Service cost	$875	$875	$525	$500
Interest cost	2,044	1,750	975	825
Expected return on plan assets	(2,588)	(2,200)	(825)	(675)
Amortization of prior service cost (1)	94	100	(125)	(100)
Amortization of net actuarial loss (1)	650	825	300	600
Net periodic benefit cost (2)	$1,075	$1,350	$850	$1,150

	Pension Benefits		Other Postretirement Benefits
	Twelve months ended March 31,
	2007	2006	2007	2006
Service cost	$3,402	$3,472	$1,891	$2,020
Interest cost	7,767	6,710	3,576	3,162
Expected return on plan assets	(9,900)	(7,976)	(2,932)	(2,443)
Amortization of prior service cost (1)	441	469	(487)	(559)
Amortization of transition obligation	—	—	—	809
Amortization of net actuarial loss (1)	3,145	3,257	2,098	1,945
Net periodic benefit cost (2)	$4,855	$5,932	$4,146	$4,934

(1) Amortized from our regulatory asset recorded upon adoption of FAS 158.

(2) Does not include the effect of regulatory accounting expenses, discussed in Note 4.

Based on the performance of our pension plan assets through January 1, 2006 and 2007, we were not required under the Employee Retirement Income Security Act of 1974 (ERISA) to fund any additional minimum ERISA amounts with respect to 2006 or 2007.

We expect to make other postretirement benefit contributions of $4.0 million in 2007, of which $1.0 million has been made as of March 31, 2007.

Note 10 – Stock-Based Awards and Programs

We recognized the following amounts (in thousands) in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended March 31:

	Three Months Ended		Twelve Months Ended
	2007	2006	2007	2006

Compensation Expense	$422	$345	$859	$1,573
Tax Benefit Recognized	152	122	291	563

The first quarter 2007 activity for our various stock plans is summarized below:

Performance-Based Restricted Stock Awards

The fair value of the estimated shares to be awarded under each grant of restricted stock was estimated on the date of grant using a lattice-based option valuation model with the assumptions noted in the following table:

	2007	2006
Risk-free interest rate	5.09% to 4.88%	4.60% to 4.54%
Expected volatility of Empire stock	16.6%	15.2%
Expected volatility of peer group stock	18.9%	19.8%
Expected dividend yield on Empire stock	5.55%	5.80%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
EDE percentile performance	25th	33rd
Fair value percentage	107.73%	108.13%
Grant date	1/31/2007	2/01/2006
Grant date fair value per share	$25.65	$24.04

Non-vested restricted stock awards (based on target number) as of March 31, 2007 and 2006 and changes during the three months ended March 31, 2007 and 2006 were as follows:

	YTD 2007		YTD 2006
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price
Nonvested at January 1,	38,800	$22.25	40,300	$20.76
Granted	17,700	$23.81	13,600	$22.23
Awarded	(7,598)	$21.79	(7,954)	$18.25
Not Awarded	(5,502)		(7,146)

Nonvested at March 31,	43,400	$23.02	38,800	$22.25

At March 31, 2007, there was $0.5 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

A summary of option activity under the plan during the three months ended March 31, 2007 and 2006 is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at December 31,	135,000	$22.21	142,500	$20.84
Granted	64,200	$23.81	41,700	$22.23
Exercised	50,000	$21.79	49,200	$18.25
Outstanding at March 31, (1)	149,200	$23.04	135,000	$22.21

(1) 2007 includes 4,200 shares at weighted average price of $21.79, which are vested and exercisable. All others are non-vested.

The aggregate intrinsic value at March 31, 2007 was $0.2 million. The aggregate intrinsic value at March 31, 2006 was less than $0.1 million. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter.

The range of exercise prices for the options outstanding at March 31, 2007 was $21.79 to $23.81. The weighted-average remaining contractual life of outstanding options at March 31, 2007 and 2006 was 8.3 years and 8.8 years, respectively. As of March 31, 2007, there was $0.5 million of total unrecognized compensation expense related to the non-vested options granted under the plan. That cost will be recognized over a period of 1 to 3 years.

	Stock Options
	2007	2006
Weighted average fair value of grants	$2.38	$1.65
Risk-free interest rate	4.68%	3.27%
Dividend yield	5.33%	6.16%
Expected volatility	16.13%	18.14%
Expected life in months	60	60
Grant Date	1/31/07	2/1/06

Note 11 – Accounts Receivable - Other

The following table sets forth the major components comprising “Accounts receivable – other” on our consolidated balance sheet (in thousands):

	March 31, 2007	December 31, 2006
Accounts receivable for meter loops, meter bases, line extensions, highway projects, gas segment, etc.	$2,653	$3,249
Accounts receivable for non-regulated subsidiary companies	251	2,698
Accounts receivable from Westar Generating, Inc. for commonly-owned facility	1,210	1,189
Taxes receivable – overpayment of estimated income taxes	1,666	3,055
Accounts receivable for energy trading margin deposit (1)	1,784	1,967
Accounts receivable for true-up on maintenance contracts (2)	1,543	938
Other	130	138
Total accounts receivable – other	$9,237	$13,234

(1) The $1.8 million accounts receivable for energy trading margin deposit represents the balance in our brokerage account as of March 31, 2007. NYMEX futures contracts are used in our hedging program of natural gas which require posting of margin.

(2) The $1.5 million in accounts receivable for true-up on maintenance contracts represents quarterly estimated credits from Siemens Westinghouse related to our maintenance contract entered into in July 2001 for the State Line Combined Cycle Unit (SLCC). Forty percent of this credit belongs to Westar Generating, Inc., the owner of 40% of the SLCC, and has been recorded in accounts payable as of March 31, 2007.

Note 12 - Regulated - Other Operating Expense

The following table sets forth the major components comprising “Regulated – other” under “Operating Revenue Deductions” on our consolidated statements of operations (in thousands) for all periods presented ended March 31:

	Three Months Ended 2007	Three Months Ended 2006	Twelve Months Ended 2007	Twelve Months Ended 2006
Electric transmission and distribution expense	$2,064	$1,960	$8,469	$8,331
Natural gas transmission and distribution expense	443	—	1,485	—
Power operation expense (other than fuel)	2,373	2,164	9,809	9,536
Customer accounts and assistance expense	2,315	1,756	8,836	7,037
Employee pension expense (1)	1,817	846	5,164	2,935
Employee healthcare plan (1)	1,777	1,857	7,584	8,015
General office supplies and expense	2,288	1,757	8,485	6,964
Administrative and general expense	2,880	2,270	11,471	8,511
Allowance for uncollectible accounts	1,354	237	3,115	1,480
Miscellaneous expense	48	22	159	92
Total	$17,359	$12,869	$64,577	$52,901

(1) Includes effects of regulatory treatment for pension and other postretirement benefits but does not include capitalized portion or amount deferred to a regulatory asset.

Note 13 – Segment Information

We operate our business as three segments:  electric, gas and other. As part of our electric segment, we also provide water service to three towns in Missouri. EDG is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. The other segment consists of our businesses which are unregulated and include a 100% interest in Empire District Industries, Inc., a subsidiary for our fiber optics business and a 100% interest in Fast Freedom, Inc., an Internet service provider.

We sold our controlling 52% interest in Mid-America Precision Products (MAPP) on August 31, 2006. MAPP is a company that specializes in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries. We also sold our interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. For financial reporting purposes, both of these businesses have been classified as a discontinued operation and are not included in our segment information.

The tables below present information about the revenues, operating income, income from continuing operations, capital expenditures and total assets of our business segments.

	For the quarter ended March 31, 2007
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$97,361	$27,590	$1,090	$(101)	$125,940
Operating income	9,118	2,605	162		11,884
Income (loss) from continuing operations	2,843	1,663	(6)		4,500

Capital Expenditures	$47,949	$222	$694		$48,865

	For the quarter ended March 31, 2006
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$83,087	$—	$984	$(88)	$83,983
Operating income	9,232	—	61		9,293
Income (loss) from continuing operations	2,050	—	31		2,081

Capital Expenditures	$27,425	$—	$561		$27,986

	For the twelve months ended March 31, 2007
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$398,769	$52,735	$4,310	$(404)	$455,410
Operating income	67,816	3,890	551		72,257
Income (loss) from continuing operations	41,725	703	(146)		42,282

Capital Expenditures (1)	$136,226	$1,140	$2,634		$140,000

(1)  Does not include the acquisition of Missouri gas operation.

	For the twelve months ended March 31, 2006
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$369,892	$—	$3,892	$(382)	$373,402
Operating income	55,480	—	138		55,618
Income (loss) from continuing operations	26,734	—	28		26,762

Capital Expenditures (1)	$86,226	$—	$2,506		$88,732

	As of March 31, 2007
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,307,083	$122,878	$19,725	$(83,578)	$1,366,108

(1) Includes goodwill of $39,362.

	As of December 31, 2006
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,249,327	$125,560	$21,659	$(80,658)	$1,315,888

(1) Includes goodwill of $39,323.

Note 14 – Discontinued Operations

In August 2006, we sold our controlling 52% interest in MAPP. MAPP is a company that specializes in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries. In December 2006, we sold our 100% interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. We have reported MAPP and Conversant’s results as discontinued operations. A summary of the components of gains or losses from discontinued operations for all periods reported as of March 31, follows (in thousands):

	For the quarter ended March 31, 2006
	MAPP	Conversant	Total

Revenues	$3,692	$333	$4,025
Expenses	3,754	1,059	4,813
Losses from discontinued operations before income taxes	(62)	(726)	(788)
Income tax	23	277	300
Minority interest	30	—	30
Income tax – minority interest	(11)	—	(11)
Gain (loss) from discontinued operations	$(20)	$(449)	$(469)

	For the twelve months ended March 31, 2007
	MAPP	Conversant	Total
Revenues	$5,235	$1,488	$6,723
Expenses	5,542	2,848	8,390
Losses from discontinued operations before income taxes	(307)	(1,360)	(1,667)
Gain on disposal	272	555	827
Income tax	117	518	635
Minority interest	147	—	147
Income tax – minority interest	(56)	—	(56)
Gain (loss) from discontinued operations	$173	$(287)	$(114)

	For the twelve months ended March 31, 2006
	MAPP	Conversant	Total
Revenues	$19,620	$1,891	$21,511
Expenses	19,021	4,031	23,052
Earnings (losses) from discontinued operations before income taxes	599	(2,140)	(1,541)
Income tax	(228)	815	587
Minority interest	(287)	—	(287)
Income tax – minority interest	109	—	109
Gain (loss) from discontinued operations	$193	$(1,325)	$(1,132)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment includes investments in certain non-regulated businesses including fiber optics and Internet access. These businesses are held in our wholly-owned subsidiary, EDE Holdings, Inc. During the twelve months ended March 31, 2007, 87.1% of our gross operating revenues were provided from sales from our electric segment (including 0.4% from the sale of water), 11.6% from the sale of gas and 0.9% from our non-regulated businesses.

In August 2006, we sold our controlling 52% interest in Mid-America Precision Products (MAPP), which specializes in close-tolerance custom manufacturing. In December 2006, we sold our 100% interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. For financial reporting purposes, MAPP and Conversant have been classified as discontinued operations and are not included in our segment information.

Electric Segment

The primary drivers of our electric operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth and (4) general economic conditions. The utility commissions in the states in which we operate, as well as the Federal Energy Regulatory Commission (FERC), set the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily fuel and purchased power) and/or rate relief. We assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary. Weather affects the demand for electricity. Very hot summers and very cold winters increase electric demand, while mild weather reduces demand. Residential and commercial sales are impacted more by weather than industrial sales, which are mostly affected by business needs for electricity and by general economic conditions. Customer growth, which is the growth in the number of customers, contributes to the demand for electricity. We expect our annual electric customer growth to range from approximately 1.6% to 1.9% over the next several years. Our electric customer growth for the twelve months ended March 31, 2007 was 1.9%. We define electric sales growth to be growth in kWh sales excluding the impact of weather. The primary drivers of electric sales growth are customer growth and general economic conditions.

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

Gas Segment

The primary drivers of our gas operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth, (4) the cost of natural gas and interstate pipeline transportation charges and (5) general economic conditions. The MPSC sets the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily commodity natural gas) and/or rate relief. We assess the need for rate relief and file for such relief when necessary. However, as part of the unanimous stipulation and agreement filed with the MPSC on March 1, 2006 and approved on April 18, 2006, we have agreed to not file a rate increase request for non-gas costs prior to June 1, 2009. A PGA clause is included in our gas rates, which allows us to recover our actual cost of natural gas from customers through rate changes, which are made periodically (up to four times) throughout the year in response to weather conditions, natural gas costs and supply demands. Weather affects the demand for natural gas. Very cold winters increase demand for gas, while mild weather reduces demand. Due to the seasonal nature of the gas business, revenues and earnings are typically concentrated in the November through March period, which generally corresponds with the heating season. As a result, for the Company as a whole we expect our acquisition of Missouri Gas to allow us to help diversify our weather risk, balancing our current summer air conditioning peak which drives higher electricity demand with a natural gas winter heating peak. Customer growth, which is the growth in the number of customers, contributes to the demand for gas. We expect our annual gas customer growth to range from approximately 1.1% to 1.8% over the next several years. We define gas sales growth to be growth in mcf sales excluding the impact of weather. The primary drivers of gas sales growth are customer growth and general economic conditions.

The primary driver of our gas operating expense in any period is the price of natural gas. However, because gas purchase costs for our gas utility operations are normally recovered from our customers, any change in gas prices does not have a corresponding impact on income unless such costs are deemed imprudent or causes customers to reduce usage.

Earnings

During the first quarter of 2007, basic and diluted earnings per weighted average share of common stock were $0.15 as compared to $0.06 in the first quarter of 2006. For the twelve months ended March 31, 2007, basic and diluted earnings per weighted average share of common stock were $1.44 as compared to $0.99 for the twelve months ended March 31, 2006. As reflected in the table below, the primary positive drivers for this increase were increased electric revenues and the addition of gas revenues for both periods and decreased total electric fuel and purchased power costs for the twelve months ended period. These positive drivers more than offset the cost of natural gas, increased depreciation rates and the effect of the January 2007 ice storm costs (reflected in maintenance and repairs) discussed below.

The following reconciliation of basic earnings per share between the three months and twelve months ended March 31, 2006 versus March 31, 2007 is a non-GAAP presentation. We believe this information is useful in understanding the fluctuation in earnings per share between the prior and current years. The reconciliation presents the after tax impact of significant items and components of the statement of operations on a per share basis before the impact of additional stock issuances which is presented separately. Earnings per share for the three months and twelve months ended March 31, 2006 and 2007 shown in the reconciliation are presented on a GAAP basis and are the same as the amounts included in the statements of operations. This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statements of operations.

	Three Months Ended	Twelve Months Ended
Earnings Per Share – 2006*	$0.06	$0.99

Revenues
Electric on-system	$0.31	$0.70
Electric off – system and other	0.05	0.04
Gas**	0.69	1.38
Water	0.00	0.01
Non – Regulated	0.00	0.01
Expenses
Electric fuel	(0.11)	0.33
Purchased power	(0.01)	(0.16)
Cost of natural gas**	(0.47)	(0.89)
Regulated – electric	(0.04)	(0.08)
Regulated – gas	(0.07)	(0.23)
Maintenance and repairs	(0.14)	(0.20)
Depreciation and amortization	(0.09)	(0.15)
Other taxes	(0.05)	(0.09)
Interest charges	(0.04)	(0.15)
AFUDC	0.04	0.12
Discontinued operations	0.02	0.04
Loss on plant allowance	0.00	(0.03)
Income taxes, result of effective rate change	0.02	(0.02)
Other income and deductions	0.00	0.03
Dilutive effect of additional shares issued in July 2006	(0.02)	(0.21)
Earnings Per Share – 2007*	$0.15	$1.44

* Three months ended and twelve months ended March 31, 2007 include the effect of discontinued operations, which were losses of $0.02 and $0.04, respectively.

** Gas segment revenues and expenses are included from June 1, 2006.

Recent Activities

2007 Ice Storm

A major ice storm struck virtually all areas of our electric service territory January 12-14, 2007 causing substantial damage. Approximately 85,000 (52%) of our electric customers were without power at the height of the storm. Costs associated with the restoration effort due to the ice storm were approximately $29.0 million, of which $18.0 million was capitalized as additions to our utility plant. Approximately $4.4 million was recorded as maintenance expense in the first quarter and approximately $6.5 million was deferred as a regulatory asset as we believe it is probable that these costs will be recoverable in future electric rate cases.

Energy Supply

As of April 10, 2007, our new Siemens V84.3A2 combustion turbine, Unit 12 at our Riverton plant, began commercial operation. Riverton Unit 12 will have a summer rated capacity of approximately 148 megawatts, increasing our Riverton Plant’s total generating capacity to 284 megawatts.

Financing

On March 26, 2007, EDE issued $80 million principal amount of First Mortgage Bonds, 5.875% Series due 2037. The net proceeds of $79.1 million, less $0.2 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

Regulatory Matters

On December 29, 2006, the Office of Public Counsel (OPC) and intervenors Praxair, Inc. and Explorer Pipeline Company, filed an application with the MPSC requesting the MPSC grant a rehearing on most of the issues addressed in our December 2006 Missouri rate case order and many of the procedural issues. On December 29, 2006, we also filed an application with the MPSC requesting a rehearing on return on equity, capital structure and energy cost recovery. A decision by the MPSC is pending.

Praxair and Explorer Pipeline filed a Petition for Writ of Review with the Cole County Circuit Court on January 31, 2007. The Circuit Court issued a Writ, but the MPSC has moved to have the Writ set aside and the case dismissed. The MPSC’s motion to set aside the Writ is still pending. On March 20, 2007, Praxair and Explorer filed a motion in the Circuit Court writ proceeding requesting an immediate stay of the effectiveness of our December 2006 Missouri rate case order and the tariffs filed pursuant thereto. The stay motion remains pending before the Circuit Court.

On January 4, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Court of Appeals, Western District. We filed suggestions in opposition to the Petition, as did the MPSC. On March 12, 2007, the Court of Appeals, Western District issued an order denying the OPC’s petition. On March 19, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court seeking to have the tariffs filed by us and approved by the MPSC set aside. On May 1, 2007, the Missouri Supreme Court issued a preliminary writ directing the MPSC to respond to the OPC’s petition. The MPSC has until May 31, 2007 to file its response demonstrating that the Court should not issue a writ of mandamus as requested by the OPC. We will also file a response within that time.

For additional information, see “Rate Matters” below.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three–month and twelve-month periods ended March 31, 2007, compared to the same periods ended March 31, 2006.

The following table represents our results of operations by operating segment for the applicable periods ended March 31:

	Three Months Ended		Twelve Months Ended
(in millions)	2007	2006	2007	2006

Income from continuing operations
Electric	$2.8	$2.0	$41.7	$26.7
Gas	1.7	—	0.7	—
Other	0.0	0.0	(0.1)	0.0
Income from continuing operations	$4.5	$2.0	$42.3	$26.7
Loss from discontinued operations	—	(0.4)	(0.1)	(1.1)
Net income	$4.5	$1.6	$42.2	$25.6

Electric Segment

Overview

Our electric segment income from continuing operations for the first quarter of 2007 was $2.8 million as compared to $2.0 million for the first quarter of 2006.

Electric segment operating revenues comprised approximately 77.3% of our total operating revenues during the first quarter of 2007. Of our total electric operating revenues during the first quarter of 2007, approximately 46.1% were from residential customers, 27.2% from commercial customers, 14.9% from industrial customers, 4.5% from wholesale on-system customers, 3.7% from wholesale off-system transactions and 3.6% from miscellaneous sources, primarily public authorities. The breakdown of our customer classes has not significantly changed from the first quarter of 2006.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales for the applicable periods ended March 31, were as follows:

	kWh Sales (in millions)			kWh Sales (in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter		Ended	Ended
	2007	2006	% Change*	2007	2006	% Change*
Residential	545.2	474.1	15.0%	1,970.0	1,861.1	5.8%
Commercial	357.8	330.3	8.3	1,574.6	1,491.3	5.6
Industrial	255.4	265.8	(3.9)	1,135.1	1,122.6	1.1
Wholesale On-System	80.2	78.0	2.8	339.8	331.5	2.5
Other**	28.0	26.0	7.8	114.7	111.9	2.6
Total On-System	1,266.6	1,174.2	7.9	5,134.2	4,918.4	4.4

	Operating Revenues ($ in millions)			Operating Revenues ($ in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter		Ended	Ended
	2007	2006	% Change*	2007	2006	% Change*
Residential	$44.7	$36.9	21.1%	$167.2	$153.5	8.9%
Commercial	26.3	22.7	16.2	118.7	109.3	8.6
Industrial	14.5	14.0	3.4	65.3	62.4	4.7
Wholesale On-System	4.3	4.3	(0.4)	17.5	17.5	0.4
Other**	2.3	1.9	15.2	9.3	8.7	6.6
Total On-System	$92.1	$79.8	15.3	$378.0	$351.4	7.6

*Percentage changes are based on actual kWh sales and revenues and may not agree to the rounded amounts shown above.

**Other kWh sales and other operating revenues include street lighting, other public authorities and interdepartmental usage.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers increased during the first quarter of 2007 as compared to the first quarter of 2006 primarily due to continued sales growth and favorable weather. Revenues for our on-system customers increased approximately $12.2 million, or 15.3%. The

January 2007 Missouri rate increase (discussed below) contributed an estimated $5.9 million to revenues while continued sales growth contributed an estimated $2.8 million during the first quarter of 2007. The impact of weather is difficult to estimate, especially in light of the January 2007 ice storm, but we estimate that weather increased revenues by approximately $3.6 million compared to last year’s first quarter. Total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) for the first quarter of 2007 were 9.3% more than the same period last year, although 12.0% less than the 30-year average. Two new record winter peaks were set during the first quarter of 2007. A record peak of 1,034 megawatts was set on January 31, 2007 and was broken on February 16, 2007 with another record winter peak of 1,059 megawatts. We expect our annual electric customer growth to range from approximately 1.6% to 1.9% over the next several years. Our electric customer growth for the twelve months ended March 31, 2007 was 1.9%.

The increase in residential kWh sales during the first quarter of 2007 was primarily due to the colder weather conditions as compared with 2006 and continued sales growth. Revenues were also positively affected by the January 2007 Missouri rate increase.

Commercial kWh sales increased for the first quarter of 2007 mainly due to continued sales growth while industrial kWh sales decreased during the first quarter of 2007 as compared to the same period in 2006 mainly due to a pipeline customer running at minimum output. Associated revenues for both our commercial and industrial customers increased reflecting the Missouri rate increase.

On-system wholesale kWh sales increased during the first quarter of 2007 reflecting the continued sales growth discussed above. Revenues associated with these FERC-regulated sales decreased, however, as a result of the fuel adjustment clause applicable to such sales. Lower fuel costs resulted in lower rates. This clause permits the distribution to customers of changes in fuel and purchased power costs.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended March 31:

	2007	2006
	Three Months	Three Months
(in millions)	Ended	Ended
Revenues	$4.2	$2.3
Expenses	2.7	1.7
Net*	$1.4	$0.7

*Differences could occur due to rounding.

Revenues less expenses increased during the first quarter of 2007 as compared to the first quarter of 2006 primarily due to sales facilitated by the SPP Energy Imbalance Services (EIS) market that began on February 1, 2007. Sales from this market contributed $1.9 million to our off-system electric revenues in the first quarter of 2007 with $1.0 million of related expense. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the first quarter of 2007, total electric segment operating expenses increased approximately $14.4 million (19.5%) compared with the same period last year. Total fuel costs increased approximately $4.3 million (20.8%) while purchased power costs increased approximately $0.3 million (1.5%) during the first quarter of 2007. The increase in fuel costs was primarily due to increased generation by our gas fired units in the first quarter of 2007 (an estimated $7.4 million) partially offset by lower prices for both the hedged and unhedged natural gas that we burned in our gas-fired units (an estimated $4.0 million). Increased coal costs contributed approximately $1.1 million to total fuel costs in the first quarter of 2007 partially offset by decreased coal generation (approximately $0.2 million). The net increase in fuel and purchased power during the first quarter of 2007 as compared to the same period last year was $4.6 million (11.4%).

Regulated – other operating expenses for our electric segment increased approximately $1.6 million (12.5%) during the first quarter of 2007 as compared to the same period in 2006 primarily due to a $0.8 million increase in expenses relating to our employee pension expense, a $0.4 million increase in uncollectible accounts, a $0.3 million increase in labor and other costs and small increases in other various expenses. These increases were partially offset by a $0.3 million decrease in employee health care expense. The increase in pension costs is primarily due to the effects of regulatory accounting. Employee health care costs also increased due to regulatory accounting but were offset by lower actuarial costs and lower active health care expenses. We defer or record pension and other postretirement benefit costs (other than EDG other postretirement benefit costs) if they are more or less, respectively, than those allowed in rates for the Missouri and Kansas portion of pension costs.

Maintenance and repairs expense increased approximately $5.2 million (99.7%) as compared to the first quarter of 2006 primarily due to a $5.5 million increase in distribution maintenance costs and a $0.6 million increase in maintenance and repairs expense at the Iatan plant related to the 2007 first quarter planned maintenance and turbine inspection. The increase in distribution costs reflects $4.4 million related to the January 2007 ice storm. Another $1.2 million of non-incremental tree trimming and labor maintenance cost was incurred on the ice storm that otherwise would have been spent on other projects. These increases were partially offset by a $0.8 million decrease in maintenance and repairs expense at the Asbury plant as compared to the first quarter of 2006 when the Asbury plant had an unscheduled outage due to a blade failure and a $0.1 million decrease in maintenance and repairs expense for our State Line Combined Cycle (SLCC) plant.

Depreciation and amortization expense increased approximately $3.0 million (33.6%) during the quarter mainly due to $2.6 million of additional depreciation related to the January 2007 Missouri rate order. Other taxes increased approximately $0.5 million during the first quarter of 2007 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended March 31, 2007 Compared to Twelve Months Ended March 31, 2006

Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended March 31, 2007, kWh sales to our on-system customers increased 4.4% with the associated revenues increasing approximately $26.7 million (7.6%). The January 2007 Missouri rate increase, May 2005 Arkansas rate increase and January 2006 Kansas rate increase, as well as the IEC from the March 2005 Missouri rate increase, contributed an estimated $13.9 million to revenues while continued sales growth contributed an estimated $11.6 million. Weather and other related factors, including the effect of the January 2007 ice storm, had an estimated $4.7 million negative effect. Additionally, a revision to our estimate of unbilled revenues in the third quarter of 2006 contributed $5.9 million to revenues during the twelve months ended March 31, 2007. Residential and commercial kWh sales and associated revenues increased primarily due to the strong sales growth and the increase from our revisions to our estimate of unbilled revenues while the associated revenues also increased due to the Missouri, Arkansas and Kansas rate increases. Industrial kWh sales and revenues increased for the twelve months ended March 31, 2007 reflecting the increased sales growth and the aforementioned rate increases. On-system wholesale kWh sales increased reflecting the continued sales growth discussed above. Revenues associated with these FERC-regulated sales increased less than the kWh sales as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended March 31:

	2007	2006
	Twelve Months	Twelve Months
(in millions)	Ended	Ended
Revenues	$16.2	$14.9
Expenses	11.4	11.0
Net*	$4.8	$4.0

*Differences could occur due to rounding.

Revenues less expenses increased during the twelve months ended March 31, 2007 as compared to the same period in 2006 primarily due to sales facilitated by the SPP EIS market that began on February 1, 2007. Sales from this market contributed $1.9 million to our off-system electric revenues for the twelve months ended March 31, 2007 with $1.0 million of related expense. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the twelve months ended March 31, 2007, total electric segment operating expenses increased approximately $16.5 million (5.3%) compared to the year ago period. Total fuel costs decreased approximately $12.6 million (11.4%) during the twelve months ended March 31, 2007 and purchased power costs increased $6.1 million (10.1%) during the same period. The increase in purchased power costs primarily reflected our increased purchases from the Elk River Windfarm, LLC. The decrease in fuel costs was primarily due to decreased generation by our gas-fired units (an estimated $13.2 million) and lower prices for both the hedged and unhedged natural gas that we burned in our gas-fired units (an estimated $2.6 million). A decrease in fuel oil generation also decreased fuel costs approximately $2.0 million. These decreased costs were partially offset by increased coal costs of approximately $4.0 million and increased coal generation (approximately $1.7 million). The net decrease in fuel and purchased power during the twelve months ended March 31, 2007 as compared to the same period last year was $6.5 million (3.8%).

Regulated – other operating expenses increased approximately $2.9 million (5.5%) during the twelve months ended March 31, 2007 as compared to the same period last year due primarily to a $1.6 million increase in employee pension expense, a $0.6 million increase in uncollectible accounts, a $0.6 million increase in professional services, a $0.5 million increase in customer assistance expense, a $0.5 million increase in labor costs and a $0.1 million increase in transmission and distribution expense. These increases were partially offset by a $1.1 million decrease in employee health care expense.

Maintenance and repairs expense increased approximately $6.0 million (28.1%) during the twelve months ended March 31, 2007, compared to the year ago period reflecting increases of approximately $6.9 million in distribution maintenance costs, including $4.4 million (and the $1.2 million non-incremental tree trimming and labor costs in the first quarter of 2007) related to the January 2007 ice storm, $1.1 million in maintenance and repairs expense for our SLCC plant related to the spring 2006 maintenance outage, a $0.8 million increase in maintenance and repairs expense at the Iatan plant related to the 2007 first quarter inspection and a $0.4 million increase in maintenance and repairs at our State Line Unit 1 plant, which had its first major inspection from September 7, 2006 until December 20, 2006. These increases were partially offset by a $1.7 million decrease in maintenance and repairs expense at the Asbury plant during the twelve months ended March 31, 2007 as compared to the same period in 2006 when the Asbury plant had an unscheduled outage due to a blade failure, a $0.7 million decrease in maintenance and repairs expense at our Riverton plant and a $0.4 million decrease at our Energy Center plant.

Depreciation and amortization expense increased approximately $4.1 million (11.7%) mainly due to $2.6 million of additional depreciation related to the January 2007 Missouri rate order as well as increased plant in service. Other taxes increased approximately $0.7 million due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Segment Operating Revenues and Sales

During the first quarter of 2007, our total natural gas revenues were approximately $27.6 million. For the 10 months ended (June 1, 2006 – March 31, 2007), our total natural gas revenues were approximately $52.7 million. The winter months are high sales months for the natural gas business, whose heating season runs from November to March of each year.

The following table details our natural gas sales and revenues for the periods ended March 31, 2007:

	Total gas delivered to customers - mcf Sales
	2007
	First Quarter	10 Months Ended*
Residential	1,368,955.0	2,470,474.8
Commercial	579,214.9	1,138,327.2
Industrial	17,907.1	49,966.5
Public authorities	15,651.8	27,318.2
Total retail sales	1,981,728.8	3,686,086.7
Transportation sales	1,350,675.0	3,577,018.8
Total gas operating sales	3,332,403.8	7,263,105.5

*mcf sales represent the months of June 2006 through March 2007.

	Operating Revenues ($ in millions)
	2007
	First Quarter	10 Months Ended*
Residential	$18.6	$34.6
Commercial	7.5	14.6
Industrial	0.2	0.5
Public authorities	0.2	0.4
Total retail sales revenues	$26.5	$50.1
Transportation revenues	1.0	2.5
Total gas operating revenues	$27.5	$52.6

*Revenues represent the months of June 2006 through March 2007 and exclude forfeited discounts, reconnect fees, miscellaneous service revenues, etc.

Gas Segment Operating Revenue Deductions

During the first quarter of 2007, EDG’s cost of natural gas sold and transported was approximately $18.7 million. For the ten months ended June 2006 through March 2007, EDG’s cost of natural gas sold and transported was approximately $34.0 million. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on income. Our Purchased Gas Adjustment (PGA) Clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas.

Total other operating expenses were $2.9 million for the first quarter of 2007 and $8.8 million for the ten months ended June 2006 through March 2007. EDG had net income of $1.7 million for the first quarter of 2007 and $0.7 million for the ten months ended June 2006 through March 2007. Approximately $1.2 million in transition costs were paid to Aquila, Inc. in 2006 for billing and other transition services. These non-recurring costs ended when all services were transitioned by November 1, 2006.

Other Segment

Our other segment includes leasing of fiber optics cable and equipment (which we are also using in our own utility operations) and Internet access. The following table represents our results of continuing operations for our remaining non-regulated businesses for the applicable periods ended March 31,:

	Three Months Ended		Twelve Months Ended
(in millions)	2007	2006	2007	2006
Revenues	$1.1	$1.0	$4.3	$3.9
Expenses	1.1	1.0	4.4	3.9
Net income (loss) from continuing operations*	$0.0	$0.0	$(0.1)	$0.0

*Differences could occur due to rounding.

Consolidated Company

Income Taxes

Our consolidated provision for income taxes increased approximately $0.5 million during the first quarter of 2007 as compared to the same period in 2006. This resulted from higher income, but was offset by our reduced tax rate. Our consolidated effective federal and state income tax rate for the first quarter of 2007 was 26.5% as compared to 34.5% for the first quarter of 2006. The reduced effective rate is primarily caused by an adjustment to our estimate of Medicare Part D benefits, which reduced our first quarter provision approximately $0.5 million. An increase in equity AFUDC, which is discussed below, is a non-taxable benefit which reduced our effective tax rate for the first quarter as well.

Our consolidated provision for income taxes increased approximately $8.8 million during the twelve months ended March 31, 2007 as compared to twelve months ended March 31, 2006. Our effective federal and state income tax rate for the twelve months ended March 31, 2007 was 34.0% as compared to 33.4% for the same period in 2006.

Nonoperating Items

Total allowance for funds used during construction (AFUDC) increased $1.6 million in the first quarter of 2007 as compared to 2006 and increased $4.8 million during the twelve months ended March 31, 2007 as compared to the same period in 2006 due to higher levels of construction in each period.

Total interest charges on long-term debt increased $1.0 million (16.9%) in the first quarter of 2007 as compared to 2006 and increased $3.2 million (13.5%) for the twelve months ended March 31, 2007 as compared to the prior year period, reflecting interest on the first mortgage bonds issued June 1, 2006 by EDG to fund a portion of our acquisition of the Missouri natural gas distribution operations from Aquila, Inc. Short-term debt interest increased $0.7 million in the first quarter of 2007 as compared to 2006 and increased $2.4 million for the twelve months ended March 31, 2007 as compared to the prior year period, reflecting increased usage of short-term debt in each period.

Losses from discontinued operations were approximately $0.5 million for the quarter ended March 31, 2006 and $0.1 million and $1.1 million in the twelve month periods ended March 31, 2007 and 2006, respectively, which included operations and gains recognized from the sales of MAPP and Conversant.

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

The following table sets forth the pre-tax activity of our natural gas contracts and interest rate contracts for our electric segment that have settled and been reclassified, the pre-tax change in the fair market value (FMV) of our open contracts and the tax effect in Other Comprehensive Income for the presented periods ended March 31 (in millions):

	Three Months Ended		Twelve Months Ended
	2007	2006	2007	2006
Natural gas contracts settled (1)	$0.2	$(0.9)	$(0.2)	$(5.3)
Interest rate contracts settled	—	—	0.0	1.4
Total contracts settled	$0.2	$(0.9)	$(0.2)	$(3.9)
Change in FMV of open contracts for natural gas	$2.9	$(6.0)	$(4.7)	$11.1
Change in FMV of open contracts for interest rates	—	—	—	(1.4)
Total change in FMV of open contracts	$2.9	$(6.0)	$(4.7)	$9.7
Taxes	$(1.2)	$2.6	$1.9	$(2.2)
Total change in OCI – net of tax	$1.9	$(4.3)	$(3.0)	$3.6

(1) Reflected in fuel expense

Our average cost for our open financial natural gas hedges increased from $4.805/Dth at December 31, 2006 to $5.355/Dth at March 31, 2007.

RATE MATTERS

We continually assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Electric Segment

The following table sets forth information regarding electric and water rate increases since January 1, 2004:

		Annual	Percent
	Date	Increase	Increase	Date
Jurisdiction	Requested	Granted	Granted	Effective
Missouri - Electric	February 1, 2006	$29,369,397	9.96%	January 1, 2007
Missouri - Water	June 24, 2005	469,000	35.90%	February 4, 2006
Kansas - Electric	April 29, 2005	2,150,000	12.67%	January 4, 2006
Arkansas - Electric	July 14, 2004	595,000	7.66%	May 14, 2005
Missouri - Electric	April 30, 2004	25,705,500	9.96%	March 27, 2005

Missouri

As a result of the request we filed with the MPSC on April 30, 2004 for an annual increase in base rates for our Missouri electric customers in the amount of $38,282,294, or 14.82%, the MPSC issued a final order on March 10, 2005 approving an annual increase in base rates of approximately $25,705,500, or 9.96%, effective March 27, 2005. The order granted us a return on equity of 11%, an increase in base rates for fuel and purchased power at $24.68/MWH and an increase in depreciation rates. The new depreciation rates included a cost of removal component of mass property (transmission, distribution and general plant costs). In addition, the order approved an annual IEC of approximately $8.2 million effective March 27, 2005 and expiring three years later. The IEC was $0.002131 per kilowatt hour of customer usage. The MPSC allowed us to use forecasted fuel costs rather than the traditional historical costs in determining the fuel portion of the rate increase. At the end of two years, an assessment would be made of the money collected from customers compared to the greater of the actual and prudently incurred costs or the base cost of fuel and purchased power set in rates. If the excess of the amount collected over the greater of these two amounts was greater than $10 million, the excess over $10 million would be refunded to the customers. The entire excess amount of IEC, not previously refunded, would be refunded at the end of three years, unless the IEC was terminated earlier. Each refund was to include interest at the current prime rate at the time of the refund. The IEC revenues recorded since the inception of the IEC did not recover all the Missouri related fuel and purchased power costs incurred during that period. From inception of the IEC through December 31, 2006, the costs of fuel and purchased power were approximately $22.3 million higher than the total of the costs in our base rates and the IEC recorded during the period, therefore, no provision for refund was recorded.

On February 1, 2006, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $29,513,713, or 9.63%. We also requested transition from the IEC to Missouri’s new fuel adjustment mechanism. The MPSC issued an order May 2, 2006, however, ruling that we may have the option of requesting that the IEC be terminated, but we may not request the implementation of an energy cost recovery mechanism while the current IEC is effective. The MPSC issued an order on December 21, 2006 granting us an annual increase of $29,369,397 (including regulatory amortization), or 9.96%, with an effective date of January 1, 2007 and eliminating the IEC. Pursuant to this order, the collected IEC will not be refunded. The increase included an authorized return on equity of 10.9% and included our fuel and energy costs as a component of base electric rates. Of the increase, approximately $19 million was granted in the form of base rates, with the remainder of approximately $10.4 million granted as regulatory amortization to provide additional cash flow to enhance the financial support for our current generation expansion plan. This regulatory amortization is related to our investment in Iatan 2 and also includes our Riverton V84.3A2 combustion turbine (Unit 12) and the environmental improvements and upgrades at Asbury and Iatan 1. This order also allowed deferral of any other postretirement benefits that are different from those allowed recovery in this rate case. This treatment is similar to treatment afforded pension costs in our March 2005 rate case. This order also approved regulatory treatment of additional liabilities arising from the adoption of FAS 158. We also agreed to write off $1 million of the cost of our Energy Center 2 construction project. The Missouri jurisdictional portion of this agreement resulted in a pre tax write off of $0.8 million in the fourth quarter of 2006.

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

Praxair and Explorer Pipeline filed a Petition for Writ of Review with the Cole County Circuit Court on January 31, 2007. The Circuit Court issued a Writ, but the MPSC has moved to have the Writ set aside and the case dismissed. The MPSC’s motion to set aside the Writ is still pending. On March 20, 2007, Praxair and Explorer filed a motion in the Circuit Court writ proceeding requesting an immediate stay of the effectiveness of the December 2006 Missouri rate case order and the tariffs filed pursuant thereto. The stay motion remains pending before the Circuit Court.

On January 4, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Court of Appeals, Western District. We filed suggestions in opposition to the Petition, as did the MPSC. On March 12, 2007, the Court of Appeals, Western District issued an order denying the OPC’s petition. On March 19, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court seeking to have the tariffs filed by us and approved by the MPSC set aside. On May 1, 2007, the Missouri Supreme Court issued a preliminary writ directing the MPSC to respond to the OPC’s petition. The MPSC has until May 31, 2007 to file its response demonstrating that the Court should not issue a writ of mandamus as requested by the OPC. We will also file a response within that time.

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

A PGA clause is included in our gas rates which allows for the over recovery or under recovery of actual gas costs compared to the cost of gas in the PGA rate.  This PGA clause allows us to make rate changes periodically (up to four times) throughout the year in response to weather conditions, natural gas prices and supply demands, rather than in one possibly extreme change per year. The Actual Cost Adjustment (ACA) is a scheduled yearly filing with the MPSC filed between October 15 and November 4 each year. This filing establishes the amount to be recovered from customers for the over/under recovered yearly amounts. A PGA is included in the ACA filing. An optional PGA filing without the ACA can be filed up to three times each year, provided a filing does not occur within 60 days of a previous filing. Our last ACA filing was completed on November 3, 2006.

COMPETITION

Electric Segment

SPP-RTO

FERC Order No. 2000 requires regional transmission organizations (RTOs), to provide real-time energy imbalance services and a market-based mechanism for congestion management. The start of the SPP RTO energy imbalance services market (EIS) was delayed several times in 2006 due to the lack of SPP and market participant readiness. The SPP RTO finalized its initial market rules and readiness for implementation and certified its readiness to FERC on December 22, 2006. Additional EIS related filings at the FERC were made by the SPP RTO. On February 1, 2007, the SPP RTO launched its EIS market. With the implementation of the SPP RTO EIS market and transmission expansion plans of the SPP RTO, we anticipate that our continued participation in the SPP will provide long-term benefits to our customers and other stakeholders. Although our experience to date in the EIS market is limited, it appears that we are realizing some modest savings. However, we are still unable to quantify the impact of such EIS participation on our future financial position, results of operation or cash flows at this time.

In general, the SPP RTO EIS market is expected to provide economical real time energy for participating members within the SPP regional footprint. Imbalance energy prices will be based on market bids and status/availability of dispatchable generation and transmission within the SPP market footprint. In addition to energy imbalance service, the SPP RTO will perform a real time security-constrained economic dispatch of all generation voluntarily offered into the EIS market to the market participants to also serve the native load.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash flow during the first quarter of 2007 were $25.5 million in internally generated funds and $79.8 million in gross proceeds from first mortgage bonds. Our primary uses of cash during the first quarter of 2007 were $48.9 million in capital expenditures, $37.3 million in repayment of short-term debt and $9.7 million in dividend payments.

Cash Provided by Operating Activities

Our net cash flows provided by continuing operating activities increased $18.1 million during the first quarter of 2007 as compared to the first quarter of 2006. Net income increased $2.9 million, with another $4.8 million of positive impact from the effect of adjustments to net income to reconcile to cash flows (primarily the effect of increased depreciation). A decrease in change in accounts payable and accrued liabilities was also a primary driver adding a $15.2 million positive cash flow effect. In the first quarter of 2006, approximately $10.5 million in accounts payable balances (primarily electric fuel) were paid. However, in the first quarter 2007, accounts payable balances grew by $4.4 million from December 31, 2006, primarily due to the payables for fuel. Cash flows were also positively impacted by changes in fuel, material and supplies and customer deposits, interest and taxes. Cash flows were negatively impacted by a smaller change in accounts receivable and unbilled revenues this year versus last year. The negative cash flow impact of $3.7 million for prepaid expenses, other current assets and deferred charges includes the effect of $6.5 million in cash expenditures for the ice storm that have been deferred as a regulatory asset.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $18.3 million during the first quarter of 2007 as compared to the first quarter of 2006, primarily reflecting the ice storm and construction expenditures for Plum Point Unit 1 and Iatan 2.

Our capital expenditures totaled approximately $48.9 million during the first quarter of 2007 compared to approximately $28.0 million for the same period in 2006. These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage.

A breakdown of the capital expenditures for the quarter ended March 31, 2007 is as follows:

(in millions)	Capital Expenditures
Distribution and transmission system additions	$7.2
New Generation – Riverton combustion turbine	1.6
New Generation – Plum Point Energy Station	6.3
New Generation – Iatan 2	10.3
Storms*	16.9
Additions and replacements – Asbury	2.6
Additions and replacements – Riverton, Iatan 1 and Ozark Beach	1.8
Additions and replacements - State Line Combined Cycle Unit	0.1
Additions and replacements – State Line Unit 1	0.1
Gas segment additions and replacements	0.2
Other (including retirements and salvage -net)*	1.1
Subtotal	$48.2
Non-regulated capital expenditures (primarily fiber optics)	0.7
TOTAL	$48.9

*Storms of $16.9 million and Other of $1.1 million, which relates to the cost of removal, are specifically related to capital expenditures associated with the January 2007 ice storm.

Approximately 32% of our cash requirements for capital expenditures during the first quarter of 2007 were satisfied internally from operations (funds provided by operating activities less dividends paid). We currently expect that internally generated funds will provide approximately 33% of the funds required for the remainder of our budgeted 2007 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend

Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 7 of “Notes to Consolidated Financial Statements (Unaudited).”

We had estimated that our 2007 capital expenditures would total approximately $171.0 million (including AFUDC). However, due to the $18.0 million of ice storm costs capitalized as additions to our utility plant in the first quarter of 2007, we now estimate our 2007 capital expenditures to be approximately $189.0 million.

As of April 10, 2007, our new Siemens V84.3A2 combustion turbine, Unit 12 at our Riverton plant, began commercial operation. Riverton Unit 12 will have a summer rated capacity of approximately 148 megawatts, increasing our Riverton Plant’s total generating capacity to 284 megawatts.

Financing Activities

Our net cash flows used in financing activities increased $25.7 million during the first quarter of 2007 as compared to the first quarter of 2006 resulting in a $33.1 million provision of cash in the current year. Our net cash flows used in financing activities were primarily affected by the $80 million principal amount of first mortgage bonds issued March 26, 2007. The net proceeds of $79.1 million, less $0.2 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

We have an effective shelf registration statement with the SEC under which approximately $243.2 million of our common stock, unsecured debt securities, preference stock and first mortgage bonds remain available for issuance. Of this amount, $120 million remains available of the original $200 million approved by the MPSC as available for first mortgage bonds. We plan to use a portion of the proceeds from issuances under this shelf to fund a portion of the capital expenditures for our new generation projects.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $61.5 million as of April 1, 2007. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2007, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at March 31, 2007, however, $39.8 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended March 31, 2007 would permit us to issue approximately $375.4 million of new first mortgage bonds based on this test with an assumed interest rate of 6.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At March 31, 2007, we had retired bonds and net property additions which would enable the issuance of at least $503.7 million principal amount of bonds if the annual interest requirements are met. As of March 31, 2007, we are in compliance with all restrictive covenants of the EDE Mortgage.

The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. At March 31, 2007, we had property additions of $0.9 million. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of March 31, 2007, this test would not allow us to issue any new first mortgage bonds as the gas segment has not been operational for a full year. Additionally, the transition service costs, although expected, negatively impact the coverage ratio.

As of March 31, 2007, our corporate credit ratings and the ratings for our securities were as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r	Baa2	BBB-
First Mortgage Bonds	BBB+	Baa1	BBB+
First Mortgage Bonds - Pollution Control Series	AAA	Aaa	AAA
Senior Notes	BBB	Baa2	BB+
Trust Preferred Securities	BBB-	Baa3	BB
Commercial Paper	F2	P-2	A-3
Outlook	Stable	Negative	Stable

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

In September 2005, we entered into an agreement with Fitch Ratings to initiate coverage of us and to assign ratings to our outstanding debt securities. On December 19, 2005, Fitch Ratings initiated coverage and assigned ratings (see table above) with a stable rating outlook. Fitch announced that their ratings reflect our low business risk position as a regulated electric utility, a stable service territory and a seemingly improving regulatory environment in Missouri where we receive approximately 89% of our electric revenues. Fitch reaffirmed these ratings and outlook on April 3, 2007.

CONTRACTUAL OBLIGATIONS

Set forth below is information summarizing our contractual obligations as of March 31, 2007. Not included in these amounts are expected obligations associated with our share of the Iatan 2 construction and Iatan 1 environmental construction additions for which we have not yet been billed. Other postretirement benefit plans are funded on an ongoing basis to match their corresponding costs, per regulatory requirements and have been estimated for 2007-2011 as noted below. Future pension funding commitments are not expected to be material over the next 5 years and have not been estimated for later years.

	Payments Due by Period (in millions)
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt (w/o discount)	$492.7	$—	$20.0	$50.0	$422.7
Note payable to securitization trust	50.0	—	—	—	50.0
Interest on long-term debt	642.3	34.3	67.9	58.8	481.3
Short-term debt	39.8	39.8	—	—	—
Capital lease obligations	1.1	0.3	0.6	0.2	—
Operating lease obligations (2)	4.9	1.4	1.8	0.5	1.2
Electric purchase obligations (3)	379.5	81.0	115.6	60.8	122.1
Gas purchase obligations (4)	57.1	8.0	12.7	11.7	24.7
Open purchase orders	63.8	63.8	—	—	—
Plum Point	60.8	23.5	34.1	3.2	—
SPP transmission system upgrades	13.4	8.3	5.1	—	—
Postretirement benefit obligation funding	19.5	4.1	8.1	7.3	—
Other long-term liabilities (5)	4.2	0.2	0.3	0.4	3.3

Total Contractual Obligations	$1,829.1	$264.7	$266.2	$192.9	$1,105.3

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

(5) Other Long-term Liabilities primarily represents electric facilities charges owed to City Utilities of Springfield, Missouri of $11,000 per month over 30 years starting in 2007.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of March 31, 2007 our retained earnings balance was $17.7 million, compared to $12.9 million as of March 31, 2006, after paying out $9.7 million in dividends during the first quarter of 2007. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

Our diluted earnings per share were $0.15 for the quarter ended March 31, 2007 and were $1.39 and $0.92 for the years ended December 31, 2006 and 2005, respectively. Dividends paid per share were $0.32 for the three months ended March 31, 2007 and $1.28 for each of the years ended December 31, 2006 and 2005.

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. As of March 31, 2007, our level of earned surplus did not prevent us from issuing dividends. In addition, under certain circumstances (including defaults thereunder), our Junior Subordinated Debentures, 8-1/2% Series due 2031, reflected as a note payable to securitization trust on our balance sheet, held by Empire District Electric Trust I, an unconsolidated securitization trust subsidiary, may also restrict our ability to pay dividends on our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. There were no changes in these policies in the quarter ended March 31, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 of “Notes to Consolidated Financial Statements (Unaudited)”.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to a change in the value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates or commodity prices. We handle our commodity market risk in accordance with our established Energy Risk Management Policy, which typically includes entering into various derivative transactions. We utilize derivatives to manage our gas commodity market risk and to help manage our exposure resulting from purchasing most of our natural gas on the volatile spot market for the generation of power for our native-load customers. See Note 6 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

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

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to minimize our risk from volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense and improve predictability. We expect that increases in gas prices will be partially offset by realized gains under financial derivative transactions. As of April 13, 2007, 87%, or 6.5 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2007 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at March 31, 2007, our natural gas expense would increase, and income before taxes would decrease by approximately $1.6 million based on our March 31, 2007 total hedged positions for the next twelve months.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of April 21, 2007, we have 0.5 million Dths in storage on the three pipelines that serve our customers. This represents 24% of our storage capacity leaving 1.5 million Dths to be injected into storage by November 1, 2007 to meet our 95% target. Our long-term hedge strategy for our gas segment is still in the development process. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Credit Risk. Credit risk is the risk of financial loss to the Company if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Amounts reported as margin deposit liabilities represent funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. As of March 31, 2007 and 2006, we had margin deposit assets of $1.8 million and $2.7 million, respectively, and margin deposit liabilities of $6.4 million and $8.5 million, respectively.

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

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At March 31, 2007, gross credit exposure related to these transactions totaled $21.5 million, reflecting the unrealized gains for contracts carried at fair value.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except with respect to the integration of EDG, our acquired Missouri gas operations.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)                                  The Annual Meeting of Stockholders was held on April 26, 2007.

(b)                                 The following persons were re-elected Directors of Empire to serve until the 2010 Annual Meeting of Stockholders:

Ross C. Hartley (26,854,382 votes for; 609,517 withheld authority).

Julio S. Leon (26,990,424 votes for; 473,475 withheld authority).

Allan T. Thoms (27,067,943 votes for; 395,957 withheld authority).

The term of office as Director of the following other Directors continued after the meeting:   William L. Gipson, Bill D. Helton, Kenneth R. Allen, D. Randy Laney, Myron W. McKinney, B. Thomas Mueller and Mary M. Posner.

(c)                                  Common stockholders voted to approve the following proposal:

Ratification of the appointment of PricewaterhouseCoopers LLP as Empire’s independent registered public accounting firm for the fiscal year ending December 31, 2007. Passage of the proposal required the affirmative vote of a majority of the votes cast. The proposal received 26,854,880 votes for, which is 88.91% of the outstanding shares and 97.78% of the votes cast, and 449,200 votes against.

Item 5.  Other Information.

For the twelve months ended March 31, 2007, our ratio of earnings to fixed charges was 2.83x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                  Exhibits.

(10)(a)              Form of Notice of Award of Dividend Equivalents.

(10)(b)             Form of Notice of Award of Non-Qualified Stock Options.

(10)(c)              Form of Notice of Award of Performance-Based Restricted Stock.

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

May 9, 2007