Form 10-Q
period 2007-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2007-08-09
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐No  ☒

As of August 1, 2007, 30,472,183 shares of common stock were outstanding.

THE EMPIRE DISTRICT ELECTRIC COMPANY

INDEX

Forward Looking Statements

Part I -	Financial Information (Unaudited):

Item 1.	Consolidated Financial Statements:

a.Consolidated Statements of Operations

b.Consolidated Statements of Comprehensive Income

c.Consolidated Balance Sheets

d.Consolidated Statements of Cash Flows

e.Notes to Consolidated Financial Statements

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

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30
	2007	2006
	(000’s except per share amounts)
Operating revenues:
Electric	$97,529	$88,683
Gas	8,438	1,627
Water	454	485
Non-regulated	1,121	938
	107,542	91,733
Operating revenue deductions:
Fuel	22,189	22,784
Purchased power	19,702	14,205
Cost of natural gas sold and transported	4,722	737
Regulated – other	18,210	14,550
Non-regulated – other	731	626
Maintenance and repairs	6,234	5,149
Depreciation and amortization	13,162	9,526
Provision for income taxes	2,772	4,000
Other taxes	5,712	4,717
	93,434	76,294
Operating income	14,108	15,439
Other income and (deductions):
Allowance for equity funds used during construction	653	(2)
Interest income	87	106
Provision for other income taxes	11	29
Other - non-operating expense, net	(241)	(238)
	510	(105)
Interest charges:
Long-term debt	8,060	6,252
Note payable to securitization trust	1,062	1,062
Short-term debt	314	876
Allowance for borrowed funds used during construction	(966)	(570)
Other	314	277
	8,784	7,897
Income from continuing operations	5,834	7,437
Loss from discontinued operations, net of tax	—	(320)
Net income	$5,834	$7,117
Weighted average number of common shares outstanding - basic	30,384	26,587
Weighted average number of common shares outstanding - diluted	30,406	26,605
Earnings from continuing operations per weighted average share of common stock– basic and diluted	$0.19	$0.28
Losses from discontinued operations per weighted average share of common stock – basic and diluted	$—	$(0.01)
Total earnings per weighted average share of common stock – basic and diluted	$0.19	$0.27
Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

	Six Months Ended
	June 30,
	2007	2006
	(000’s except per share amounts)
Operating revenues:
Electric	$194,437	$171,400
Gas	36,028	1,627
Water	904	854
Non-regulated	2,113	1,835
	233,482	175,716
Operating revenue deductions:
Fuel	47,413	43,663
Purchased power	39,921	34,133
Cost of natural gas sold and transported	23,444	737
Regulated – other	35,571	27,419
Non-regulated – other	1,335	1,227
Maintenance and repairs	17,012	10,359
Depreciation and amortization	25,939	18,801
Provision for income taxes	4,402	5,143
Other taxes	12,453	9,501
	207,490	150,983
Operating income	25,992	24,733
Other income and (deductions):
Allowance for equity funds used during construction	1,559	122
Interest income	181	193
Provision for other income taxes	21	52
Other - non-operating expense, net	(485)	(441)
	1,276	(74)
Interest charges:
Long-term debt	15,004	12,190
Note payable to securitization trust	2,125	2,125
Short-term debt	1,342	1,252
Allowance for borrowed funds used during construction	(2,120)	(955)
Other	582	528
	16,933	15,140
Income from continuing operations	10,335	9,519
Loss from discontinued operations, net of tax	—	(789)

Net income	$10,335	$8,730
Weighted average number of common shares outstanding - basic	30,341	26,362
Weighted average number of common shares outstanding - diluted	30,361	26,377
Earnings from continuing operations per weighted average share of common stock– basic and diluted	$.34	$0.36
Losses from discontinued operations per weighted average share of common stock – basic and diluted	$—	$(0.03)
Total earnings per weighted average share of common stock – basic and diluted	$.34	$0.33
Dividends per share of common stock	$0.64	$0.64

See accompanying Notes to Consolidated Financial Statements.

	Twelve Months Ended
	June 30,
	2007	2006
	(000’s except per share amounts)
Operating revenues:
Electric	$405,682	$375,012
Gas	59,547	1,627
Water	1,893	1,617
Non-regulated	4,097	3,598
	471,219	381,854
Operating revenue deductions:
Fuel	97,705	108,581
Purchased power	72,127	63,026
Cost of natural gas sold and transported	37,992	737
Regulated – other	68,238	53,675
Non-regulated – other	2,666	2,481
Maintenance and repairs	29,804	20,737
Loss on plant disallowance	828	—
Depreciation and amortization	45,852	37,052
Provision for income taxes	21,103	15,687
Other taxes	23,978	19,695
	400,293	321,671
Operating income	70,926	60,183
Other income and (deductions):
Allowance for equity funds used during construction	2,841	380
Interest income	377	431
Provision for other income taxes	(15)	(6)
Other - non-operating expense, net	(1,005)	(975)
	2,198	(170)
Interest charges:
Long-term debt	28,761	24,067
Note payable to securitization trust	4,250	4,250
Short-term debt	2,366	1,337
Allowance for borrowed funds used during construction	(4,015)	(1,123)
Other	1,083	847
	32,445	29,378
Income from continuing operations	40,679	30,635
Earnings (losses) from discontinued operations, net of tax	206	(1,046)
Net income	$40,885	$29,589
Weighted average number of common shares outstanding - basic	30,250	26,180
Weighted average number of common shares outstanding - diluted	30,266	26,194
Earnings from continuing operations per weighted average share of common stock– basic and diluted	$1.34	$1.17
Earnings (losses) from discontinued operations per weighted average share of common stock – basic and diluted	$0.01	$(0.04)
Total earnings per weighted average share of common stock – basic and diluted	$1.35	$1.13
Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006
	($-000’s)

Net income	$5,834	$7,117
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(216)	132
Net change in fair market value of open derivative contracts for period	5,731	(2,349)
Income taxes	(2,101)	845
Net change in unrealized gain/(loss) on derivative contracts	3,414	(1,372)

Comprehensive income	$9,248	$5,745

	Six Months Ended
	June 30,
	2007	2006
	($-000’ s)

Net income	$10,335	$8,730
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(52)	(805)
Net change in fair market value of open derivative contracts for period	8,611	(8,373)
Income taxes	(3,261)	3,497
Net change in unrealized gain/(loss) on derivative contracts	5,298	(5,681)

Comprehensive income	$15,633	$3,049

	Twelve Months Ended
	June 30,
	2007	2006
	($-000’s)

Net income	$40,885	$29,589
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(567)	(4,903)
Net change in fair value of open derivative contracts for period	3,380	3,065
Income taxes	(1,072)	679
Net change in unrealized gain/(loss) on derivative contracts	1,741	(1,159)

Comprehensive income	$42,626	$28,430

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	December 31, 2006
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,377,293	$1,291,533
Gas	53,505	51,936
Water	10,296	10,126
Non-regulated	24,437	23,285
Construction work in progress	113,244	111,918
	1,578,775	1,488,798
Accumulated depreciation and amortization	479,948	457,804
	1,098,827	1,030,994

Current assets:
Cash and cash equivalents	2,241	12,355
Accounts receivable – trade, net	34,146	33,477
Accrued unbilled revenues	15,179	14,866
Accounts receivable – other	16,225	13,234
Fuel, materials and supplies	45,060	46,618
Unrealized gain in fair value of derivative contracts	4,016	3,819
Prepaid expenses	3,431	3,731
	120,298	128,100
Noncurrent assets and deferred charges:
Regulatory assets	95,932	94,395
Goodwill	39,492	39,323
Unamortized debt issuance costs	6,893	6,044
Unrealized gain in fair value of derivative contracts	18,967	11,811
Other	4,930	5,221
	166,214	156,794
Total Assets	$1,385,339	$1,315,888

(Continued)

See accompanying Notes to Consolidated Financial Statements

	June 30, 2007	December 31, 2006
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 30,456,059 and 30,250,566 shares issued and outstanding, respectively	$30,456	$30,251
Capital in excess of par value	410,636	406,650
Retained earnings	13,773	22,916
Accumulated other comprehensive income, net of income tax	14,090	8,792
Total common stockholders’ equity	468,955	468,609

Long-term debt:
Note payable to securitization trust	50,000	50,000
Obligations under capital lease	432	512
First mortgage bonds and secured debt	242,938	163,088
Unsecured debt	248,711	248,837
Total long-term debt	542,081	462,437
Total long-term debt and common stockholders’ equity	1,011,036	931,046

Current liabilities:
Accounts payable and accrued liabilities	51,414	51,794
Current maturities of long-term debt	214	233
Short-term debt	49,892	77,050
Customer deposits	7,705	7,239
Interest accrued	5,395	3,889
Unrealized loss in fair value of derivative contracts	929	1,372
Taxes accrued	9,693	2,744
Other current liabilities	2,106	1,790
	127,348	146,111
Commitments and contingencies (Note 8)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	53,478	49,822
Deferred income taxes	144,353	140,838
Unamortized investment tax credits	3,836	3,971
Pension and other postretirement benefit obligations	26,455	26,458
Unrealized loss in fair value of derivative contracts	353	—
Other	18,480	17,642
	246,955	238,731
Total Capitalization and Liabilities	$1,385,339	$1,315,888

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
	($-000’s)
Operating activities:
Net income	$10,335	$8,730
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	28,826	21,037
Pension and postretirement benefit costs	4,278	2,705
Deferred income taxes and investment tax credit, net	(591)	227
Allowance for equity funds used during construction	(1,559)	(122)
Stock compensation expense	1,411	992
Unrealized gain on derivatives	255	(1,876)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(5,392)	9,645
Fuel, materials and supplies	1,557	(6,568)
Prepaid expenses, other current assets and deferred charges	(4,918)	(2,371)
Accounts payable and accrued liabilities	(161)	(15,280)
Customer deposits, interest and taxes accrued	8,934	8,153
Other liabilities and other deferred credits	295	358

Net cash provided by operating activities of continuing operations	43,270	25,630
Net cash provided by operating activities of discontinued operations	—	1,330
Net cash provided by operating activities	43,270	26,960

Investing activities:
Capital expenditures – regulated	(88,789)	(51,659)
Capital expenditures and other investments – non-regulated	(1,811)	(1,267)
Acquisition of gas operations	—	(103,193)
Proceeds from the sale of non-regulated business	2,500	—

Net cash used in investing activities of continuing operations	(88,100)	(156,119)
Net cash used in investing activities of discontinued operations	—	(304)
Net cash used in investing activities	(88,100)	(156,423)

Financing activities:
Proceeds from first mortgage bonds - electric	79,831	—
Proceeds from first mortgage bonds - gas	—	55,000
Long-term debt issuance costs	(1,076)	(741)
Proceeds from issuance of common stock net of issuance costs	2,806	76,317
Net short-term (repayments) borrowings	(27,158)	4,048
Dividends	(19,424)	(16,758)
Other	(263)	(299)

Net cash provided by financing activities of continuing operations	34,716	117,567
Net cash used in financing activities of discontinued operations	—	(253)
Net cash provided by financing activities	34,716	117,314

Net decrease in cash and cash equivalents	(10,114)	(12,149)

Cash and cash equivalents at beginning of period	12,355	15,941

Cash and cash equivalents at end of period	$2,241	$3,792

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

The Missouri Public Service Commission (MPSC) issued an order pertaining to our electric segment on December 21, 2006 granting us an annual increase of $29.4 million (including regulatory amortization), or 9.96%, with an effective date of January 1, 2007 and eliminating the Interim Energy Charge (IEC). The accounting treatment in this order includes regulatory amortization which provides us additional cash flow through rates to begin recovery of costs associated with our current generation expansion. This regulatory amortization was $5.2 million for  the first six months of 2007 and has been recorded as depreciation expense. Additionally, the MPSC adopted an agreement of the parties to continue the FAS 87 tracker for pension costs implemented in our March 2005 rate case. This order also establishes a similar mechanism for FAS 106 other postretirement benefit expenses. Please see Note 9 for further discussion of pension and other postretirement benefit regulatory treatment.

On February 1, 2007, the Southwest Power Pool (SPP) regional transmission organization (RTO) launched its Energy Imbalance Services (EIS) market. The EIS market is monitored by our Wholesale Energy group. Sales and purchase transactions are netted on an hourly basis to determine if we are a net seller or a net purchaser. Net sales are recorded as off-system sales while net purchases are recorded as purchased power.

A major ice storm struck virtually all areas of our electric service territory January 12-14, 2007 causing substantial damage. Approximately 85,000 (52%) of our electric customers were without power at the height of the storm. Costs associated with the restoration effort due to the ice storm were approximately $30.7 million, of which $19.2 million has been capitalized as additions to our utility plant, approximately $4.6 million recorded as maintenance expense and approximately $6.9 million was deferred as a regulatory asset as we believe it is probable that these costs will be recoverable in future electric rate cases.

Note 2 - Recently Issued Accounting Standards

On September 15, 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (FAS 157), which provides guidance for using fair value to measure assets and liabilities. FAS 157 also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value and (3)

the effect that fair-value measurements have on earnings. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. This standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet completed our review regarding the impact of the adoption of this standard; however, we do not expect the adoption of this standard to have a material impact on our financial statements.

On February 15, 2007, the FASB issued FASB No. 159, “The Fair-Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115” (FAS 159). Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet completed our review regarding the impact of the adoption of this standard; however, we do not expect the adoption of this standard to have a material impact on our financial statements.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further information regarding recently issued accounting standards.

Note 3 – FASB Interpretation No. 48 (FIN 48) – Accounting for Uncertainty in Income Taxes

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” We file consolidated income tax returns in the U.S. federal and state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately $54,000 of additional liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At January 1, 2007 and June 30, 2007, our balance sheet included approximately $219,000 and $246,000, respectively, of unrecognized tax benefits which would affect our effective tax rate if recognized. We do not expect any material changes to unrecognized tax benefits within the next twelve months. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. We recognize interest accrued and penalties related to unrecognized tax benefits in other expenses.

Note 4– Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet.

Regulatory Assets and Liabilities

(In thousands)	June 30, 2007	December 31, 2006
Regulatory Assets:
Income taxes	$28,723	$27,893
Unamortized loss on reacquired debt	15,474	16,136
Unamortized loss on interest rate derivative	2,877	3,035
Pension and other postretirement benefits (1)	37,100	40,145
Asset retirement obligation	2,991	3,022
Unrecovered purchased gas costs and Kansas fuel costs	1,008	3,024
Ice storm costs	6,907	—
Other	852	1,140
Total	$95,932	$94,395

(In thousands)	June 30, 2007	December 31, 2006
Regulatory Liabilities:
Income taxes	$11,641	$12,100
Unamortized gain on interest rate derivative	4,476	4,561
Gain on disposition of emission allowances	380	361
Cost of removal	33,796	31,461
Pensions and other postretirement benefits	2,827	1,339
Kansas fuel costs	358	—
Total	$53,478	$49,822

(1) Primarily reflects regulatory assets resulting from the adoption of FAS 158 and regulatory accounting for EDG acquisition costs.

Pension and Other Postretirement Benefits:  As discussed in Note 1, effective January 1, 2007, the MPSC granted regulatory treatment for our other postretirement benefit costs and corresponding increases in regulatory liabilities for our electric operations similar to the treatment already in place for our pension costs. We now recognize a regulatory asset or liability, along with corresponding decreases or increases in expense, respectively, for actuarial costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2007, approximately $1.5 million in additional regulatory liabilities and corresponding expense increases have been recognized.

In addition, approximately $0.5 million in pension and other postretirement benefit costs have been recognized since January 1, 2007 to reflect the amortization of the regulatory assets that were recorded at the time of the acquisition of the Aquila, Inc. gas properties. These regulatory assets reflect that the purchase accounting entries related to pension and other postretirement benefit costs were allowed to be ignored for ratemaking purposes, as they will be recovered in future rates.

Note 5– Acquisition of Missouri Natural Gas Distribution Operations

On September 21, 2005, we announced that we had entered into an Asset Purchase Agreement with Aquila, Inc., pursuant to which we agreed to acquire the Missouri natural gas distribution operations of Aquila, Inc. This acquisition was completed by our wholly-owned subsidiary, The Empire District Gas Company (EDG), on June 1, 2006. This transaction was subject to the approval of the MPSC, which was obtained, effective May 1, 2006. The total purchase price, including working capital and net plant adjustments but excluding acquisition costs, was $102.5 million. We recorded $39.5 million of goodwill as a result of the acquisition.  All of this goodwill is expected to be tax deductible.

The components of the purchase price allocation for the Missouri Gas acquisition are shown below. Assets and liabilities were valued at fair value. In the case of property, plant and equipment, fair value was calculated in a manner consistent with the amount recoverable for regulatory treatment.

(In thousands)	Missouri Gas
Purchase Price:
Cash paid	$102,502
Acquisition costs	2,447
Total	$104,949

Allocation:
Property, plant and equipment	$52,226
Current assets	15,292
Goodwill	39,492
Other assets	11,082
Other liabilities	(13,143)
Total	$104,949

The following presents certain consolidated proforma financial information for the three months, six months and twelve months ended June 30, 2006 as if our acquisition of Missouri Gas had been completed as of July 1, 2005. These estimates are based on historical results of the Missouri Gas operations, provided to us by Aquila, Inc., and are unaudited.

	Three Months Ended	Six Months Ended	Twelve Months Ended
($-000’s except per share amounts)	2006	2006	2006

Revenues	$96,893	$205,361	$438,119

Net income from continuing operations	7,240	11,076	32,280

Earnings per share from continuing operations -basic and diluted	$0.27	$0.40	$1.09

Note 6– Risk Management and Derivative Financial Instruments

Electric

We utilize derivatives to help manage our natural gas commodity market risk resulting from purchasing natural gas, to be used as fuel, on the volatile spot market and to manage certain interest rate exposure.

A $14.1 million net of tax, unrealized gain representing the fair market value of derivative contracts treated as cash flow hedges is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of June 30, 2007. The tax effect of $8.7 million on this gain is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning July 1, 2007 and ending on September 30, 2011. At the end of each determination period, or if cash flow hedge treatment is discontinued, any gain or loss for that period related to the instrument will be reclassified to fuel expense.

As of June 30, 2007, we elected to change our valuation of natural gas derivatives (financial hedges) for financial reporting purposes to a new methodology which is more closely related to an independent market valuation. For accounting purposes, this change is considered a change in estimate. To reflect the change, an approximate $6 million increase was recorded to the fair value of derivatives and $3.7 million, net of tax, was recorded to other comprehensive income at June 30, 2007. This change has no impact on the income statement.

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

The following table sets forth “mark-to-market” pre-tax gains/(losses) from the ineffective portion of our hedging activities for electric generation and the actual pre-tax gains/(losses) from the qualified portion of our hedging activities for settled contracts included in “Fuel” for each of the periods ended June 30:

	Three months ended		Six months ended		Twelve months ended
(In thousands)	2007	2006	2007	2006	2007	2006
Ineffective Portion	$40	$—	$—	$(34)	$—	$(1,547)

Qualified Portion	$216	$(132)	$52	$805	$567	$4,903

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

As of July 27, 2007, 91% of our anticipated volume of natural gas usage for our electric operations for the remainder of year 2007 is hedged, either through physical or financial contracts,

at an average price of $6.393 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next six years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2008	82%	7,826,000	$6.852
2009	45%	4,696,000	$6.060
2010	39%	3,696,000	$5.422
2011	40%	3,696,000	$5.422
2012	13%	1,200,000	$7.295
2013	13%	1,200,000	$7.295

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. As of July 27, 2007, we have 49% of our expected upcoming winter heating season usage (November 2007 through March 2008) hedged with physical storage, physical forward contracts and with financial derivative contracts. The average price of these hedges is $5.625 per Dth including an estimated basis calculation. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As of July 27, 2007, we have 0.9 million Dths in storage on the three pipelines that serve our customers. This represents 44% of our storage capacity leaving 1.0 million Dths to be injected into storage by November 1, 2007 to meet our 95% target. Our long-term hedge positions for gas purchased for resale are still in the development process. A purchased gas adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

Note 7– Financing

On March 26, 2007, EDE issued $80 million principal amount of First Mortgage Bonds, 5.875% Series due 2037. The net proceeds of $79.1 million, less $0.4 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $55.5 million as of July 1, 2007. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2007, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at June 30, 2007, however, $49.9 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Note 8– Commitments and Contingencies

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

Coal, Natural Gas and Transportation Contracts

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. The firm physical gas and transportation commitments total $52.0 million for July 1, 2007 through June 30, 2008, $60.6 million for July 1, 2008 through June 30, 2010, $48.3 million for July 1, 2010 through June 30, 2012 and $83.5 million for July 1, 2012 and beyond. In the event that this gas cannot be used at our plants, the gas would be liquidated at market price.

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements are $25.6 million for July 1, 2007 through June 30, 2008, $36.3 million for July 1, 2008 through June 30, 2010 and $3.6 million for July 1, 2010 through June 30, 2012.

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have contracted with Westar Energy for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $47.2 million through May 31, 2010.

We also have a long term agreement for the purchase of capacity from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which will be built near Osceola, Arkansas. Construction began in the spring of 2006 with completion scheduled for 2010. We have the option to convert the 50 megawatts covered by the purchased power agreement into an ownership interest in 2015. Commitments under this contract total approximately $48.0 million through June 30, 2015.

New Construction

On March 14, 2006, we entered into contracts to purchase an undivided interest in 50 megawatts of the Plum Point Energy Station’s new 665-megawatt, coal-fired generating facility which will be built near Osceola, Arkansas. The estimated cost is approximately $103 million in costs, including AFUDC. In addition, we entered into an agreement with Kansas City Power & Light (KCP&L) on June 13, 2006 to purchase an undivided ownership interest in the proposed coal-fired Iatan 2. We will own 12%, or approximately 100 megawatts, of the proposed 850-megawatt unit.

Construction began in the spring of 2006 with completion scheduled for 2010. We expect our share of the Iatan 2 costs will range from approximately $183.6 million to $200.5 million, excluding AFUDC.

Leases

On June 25, 2007, we entered into a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas. The agreement provides for a 20-year term commencing with the commercial operation date, which is expected to be about January 1, 2009. We will begin taking delivery of the energy at that time. Pursuant to the terms of the agreement, we will purchase all of the output from the approximately 100-megawatt Meridian Way Wind Farm owned by Cloud County Windfarm, LLC. We do not own any portion of the windfarm. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $14.6 million based on a 20-year average cost.

On December 10, 2004, we entered into a 20-year contract with Elk River Windfarm, LLC to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. We have contracted to purchase approximately 550,000 megawatt-hours of energy per year, or approximately 10% of our annual supply under the contract, which was declared commercial on December 15, 2005. We do not own any portion of the windfarm. Payments for wind energy from the Elk River Windfarm are contingent upon output of the facility. Annual payments can run from zero to a maximum of approximately $16.9 million based on a 20-year average cost.

Payments for these wind agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in the operating lease obligations shown below.

We also currently have short-term operating leases for two unit trains to meet coal delivery demands and garage and office facilities for our electric segment and five service center properties for our gas segment. In addition we have a five-year capital lease for telephone equipment.

Our lease obligations over the next five years are as follows:

(In thousands)	Capital Leases
2007	$288
2008	288
2009	288
2010	99
2011	1
Thereafter	—
Total minimum payments	$964
Less amount representing maintenance	322
Net minimum lease payments	642
Less amount representing interest	65
Present value of net minimum lease payments	$577

(In thousands)	Operating Leases
2007	$1,529
2008	1,230
2009	286
2010	294
2011	164
Thereafter	755
Total minimum payments	4,258

The accumulated amount of amortization for our capital leases was $0.2 million at June 30, 2007.

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

Our Asbury, Riverton and Iatan plants burn a blend of low sulfur Western coal (Powder River Basin) and higher sulfur blend coal and petroleum coke, or burn 100% low sulfur Western coal. In addition, tire-derived fuel (TDF) is used as a supplemental fuel at the Asbury Plant. The Riverton Plant can also burn natural gas as its primary fuel. The State Line Plant, the Energy Center Units 3 and 4 and the new Riverton Unit 12 are gas-fired facilities and do not receive SO2 allowances. In the near term, annual allowance requirements for the State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12, which are not expected to exceed 20 allowances per year, will be transferred from our inventoried bank of allowances. In 2006, the combined actual SO2 allowance need for all affected plant facilities exceeded the number of allowances awarded to us by the EPA, therefore, as of December 31, 2006, we had 31,000 banked SO2 allowances as compared to 41,000 at December 31, 2005. Based on current SO2 allowance usage projections, we will need to construct a scrubber at Asbury or purchase additional SO2 allowances sometime around 2012.

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

Under the MDNR’s Missouri NOx Rule, our Iatan, Asbury, State Line and Energy Center facilities, like other facilities in Western Missouri, are generally subject to a maximum NOx emission rate of 0.35 lbs/mmBtu. However, facilities which burn at least 100,000 passenger tire equivalents of TDF per year, including our Asbury Plant, are subject to a higher NOx emission limit of 0.68 lbs/mmBtu. All of our plants currently meet the required emission limits and additional NOx controls are not required.

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

The CAIR is not directed to specific generation units, but instead, requires the states (including Missouri and Arkansas) to develop State Implementation Plans (SIPs) to comply with specific NOx and SO2 state-wide annual budgets. Missouri and Arkansas have finalized their respective regulations and have submitted their SIPs to the EPA for approval. Until these SIPs are approved by the EPA, we cannot definitively determine the allowed emissions of NOx and SO2 for the Asbury, Energy Center, State Line and Iatan Plants in Missouri or the Plum Point Energy Station in Arkansas. However, based on the submitted SIPs, it appears we will have excess NOx allowances.

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

The CAMR is not directed to specific generation units, but instead, requires the states (including Missouri, Kansas and Arkansas) to develop SIPs to comply with specific mercury state-

wide annual budgets. Missouri, Kansas and Arkansas have finalized their respective regulations and submitted their SIPs to the EPA. Until their SIPs are approved, we cannot definitively determine the allowed emissions for mercury for the Asbury, Energy Center, State Line and Iatan Plants in Missouri, the Plum Point Energy Station in Arkansas or the Riverton Plant in Kansas. The proposed SIPs for all states include allowance trading programs for mercury that could allow compliance without additional capital expenditures.

Based on initial testing and the submitted SIPs, we believe we will be granted enough mercury allowances on January 1, 2010 in aggregate to meet our anticipated mercury emissions. We are adding mercury analyzers at Asbury and Riverton during 2007 in order to verify our mercury emissions and to meet the compliance date of January 1, 2009 for mercury analyzers and the mercury emission compliance date of January 1, 2010.

Water. We operate under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line plants are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required. The State Line permit was renewed in May 2007. The Energy Center permit was renewed in September 2005 and the Asbury Plant permit was renewed in December 2005.

The Riverton Plant was affected by final regulations for Cooling Water Intake Structures issued under the Clean Water Act Section 316(b) Phase II. The regulations became final on February 16, 2004 and require the submission of a Comprehensive Demonstration Study with the permit renewal in 2008. A Proposal for Information Collection (PIC) has been approved by the Kansas Department of Health and Environment (KDHE). Aquatic sampling commenced in April 2006 in accordance with the PIC and will be completed in August 2007. On January 25, 2007, the United States Court of Appeals for the Second Circuit remanded key sections of the EPA’s February 16, 2004 regulations. On July 9, 2007, the EPA suspended the regulation and is expected to revise and re-propose the regulation in 2008. We will be engaged with the EPA in its revision process. Data collection will continue under the PIC and will be expanded as needed to limit increased costs, if any, due to the EPA’s suspension and revision of the regulation. The permit renewal application will be prepared and submitted as scheduled following KDHE guidance. At this time, we do not expect costs associated with compliance to be material.

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

Gas Segment

The acquisition of Missouri Gas involved the property transfer of two former manufactured gas plant (MGP) sites previously owned by Aquila, Inc. and its predecessors. Site #1 is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri (the MDNR Registry). Site #2 has received a letter of no further action from the MDNR. We are expanding our existing service center at Site #1 in Chillicothe, Missouri.

A Change of Use notification for the building addition has been coordinated with the MDNR to include the removal and disposal of contaminated soil discovered during the site excavation. The completed project will also include paving the remaining portion of the property. It is anticipated that the removal of all excavated soil and the addition of a new asphalt surface replacing the existing gravel will result in a lowering of the registry assigned risk for this site.

Note 9 – Pension and Other Postretirement Benefits

The components of our net periodic cost of pension (expensed and capitalized) and other postretirement benefits are summarized below:

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
(in thousands)	2007	2006	2007	2006
Service cost	$875	$892	$525	$501
Interest cost	2,044	1,820	975	836
Expected return on plan assets	(2,588)	(2,279)	(825)	(680)
Amortization of prior service cost (1)	94	100	(125)	(100)
Amortization of net actuarial loss (1)	650	825	300	600
Net periodic benefit cost	$1,075	$1,358	$850	$1,157
Regulatory adjustments (2)	657	(237)	474	99
Adjusted pension and OPEB cost	$1,732	$1,121	$1,324	$1,256

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Service cost	$1,750	$1,767	$1,050	$1,001
Interest cost	4,087	3,570	1,950	1,661
Expected return on plan assets	(5,175)	(4,479)	(1,650)	(1,355)
Amortization of prior service cost (1)	188	200	(250)	(200)
Amortization of net actuarial loss (1)	1,300	1,650	600	1,200
Net periodic benefit cost	$2,150	$2,708	$1,700	$2,307
Regulatory adjustments (2)	1,314	(511)	949	199
Adjusted pension and OPEB cost	$3,464	$2,197	$2,649	$2,506

	Pension Benefits		Other Postretirement Benefits
	Twelve months ended June 30,
(in thousands)	2007	2006	2007	2006
Service cost	$3,385	$3,489	$1,915	$1,971
Interest cost	7,991	6,804	3,714	3,023
Expected return on plan assets	(10,208)	(8,330)	(3,076)	(2,523)
Amortization of prior service cost (1)	434	444	(512)	(509)
Amortization of transition obligation	—	—	—	534
Amortization of net actuarial loss (1)	2,970	3,158	1,798	1,970
Net periodic benefit cost	$4,572	$5,565	$3,839	$4,466
Regulatory adjustments (2)	1,839	(1,209)	1,319	397
Adjusted pension and OPEB cost	$6,411	$4,356	$5,158	$4,863

(1) Amortized from our regulatory asset recorded upon adoption of FAS 158.

(2) Reflects the effect of regulatory accounting as discussed in Note 4.

Based on the performance of our pension plan assets through January 1, 2006 and 2007, we were not required under the Employee Retirement Income Security Act of 1974 (ERISA) to fund any additional minimum ERISA amounts with respect to 2006 or 2007.

We expect to make other postretirement benefit contributions of $4.0 million in 2007, of which $2.0 million has been made as of June 30, 2007.

Note 10 – Stock-Based Awards and Programs

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(in thousands)	2007	2006	2007	2006	2007	2006

Compensation Expense	$513	$366	$1,266	$938	$1,997	$1,660
Tax Benefit Recognized	187	130	465	338	726	594

Activity for our various stock plans for the six months ended June 30, 2007 is summarized below:

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

Non-vested restricted stock awards (based on target number) as of June 30, 2007 and 2006 and changes during the six months ended June 30, 2007 and 2006 were as follows:

	YTD 2007		YTD 2006
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Nonvested at January 1,	38,800	$22.25	40,300	$20.76
Granted	17,700	$23.81	13,600	$22.23
Awarded	(7,598)	$21.79	(7,954)	$18.25
Not Awarded	(5,502)		(7,146)

Nonvested at June 30,	43,400	$23.02	38,800	$22.25

At June 30, 2007, there was $0.5 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

A summary of option activity under the plan during the six months ended June 30, 2007 and 2006 is presented below:

	YTD 2007		YTD 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at December 31,	135,000	$22.21	142,500	$20.84
Granted	64,200	$23.81	41,700	$22.23
Exercised	(50,000)	$21.79	(49,200)	$18.25
Outstanding at June 30, (1)	149,200	$23.04	135,000	$22.21

(1) 2007 includes 4,200 shares at weighted average price of $21.79, which are vested and exercisable. All others are non-vested.

The aggregate intrinsic value at June 30, 2007 was less than $0.1 million. The aggregate intrinsic value at June 30, 2006 was zero because none of the outstanding options were in the money. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter.

The range of exercise prices for the options outstanding at June 30, 2007 was $21.79 to $23.81. The weighted-average remaining contractual life of outstanding options at June 30, 2007 and 2006 was 8.1 years and 8.6 years, respectively. As of June 30, 2007, there was $0.4 million of total unrecognized compensation expense related to the non-vested options granted under the plan. That cost will be recognized over a period of 1 to 3 years.

	Stock Options
	2007	2006
Weighted average fair value of grants	$2.38	$1.65
Risk-free interest rate	4.68%	3.27%
Dividend yield	5.33%	6.16%
Expected volatility	16.13%	18.14%
Expected life in months	60	60
Grant Date	1/31/07	2/1/06

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant of options to purchase common stock to eligible employees at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is ultimately valued at 90% of the lookback feature valued under the Black-Scholes methodology plus 10% of the maximum subscription price. As of June 30, 2007, there were 480,812 shares available for issuance in this plan. The following table has been updated with shares issued during the second quarter.

	2007		2006
Subscriptions outstanding at June 30	42,578		41,213
Maximum subscription price	$21.23	(1)	$20.05
Shares of stock issued	37,686		39,322
Stock issuance price	$20.05		$19.62

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2007 to May 31, 2008.

Assumptions for valuation of these shares using the Black-Scholes methodology are shown in the table below.

	ESPP
	Six months ended
	2007	2006

Weighted average fair value of grants	$3.40	$3.19
Risk-free interest rate	4.98%	5.02%
Dividend yield	5.43%	5.75%
Expected volatility	18.01%	18.30%
Expected life in months	12	12
Grant Date	6/1/07	6/1/06

Note 11 - Regulated - Other Operating Expense

The following table sets forth the major components comprising “Regulated – other” under “Operating Revenue Deductions” on our consolidated statements of operations for all periods presented ended June 30:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended	Twelve Months Ended
(in thousands)	2007	2006	2007	2006	2007	2006
Electric transmission and distribution expense	$2,314	$2,027	$4,379	$3,987	$8,755	$8,289
Natural gas transmission and distribution expense	425	123	868	123	1,788	123
Power operation expense (other than fuel)	2,625	2,445	4,984	4,609	9,976	9,740
Customer accounts and assistance expense	2,222	1,929	4,340	3,685	8,933	7,214
Employee pension expense (1)	1,574	948	3,390	1,794	5,790	2,888
Employee healthcare plan (1)	2,428	1,813	4,205	3,670	8,199	7,266
General office supplies and expense	2,602	1,960	5,168	3,717	9,405	7,304
Administrative and general expense	2,708	2,673	5,571	4,965	11,597	9,096
Allowance for uncollectible accounts	1,312	632	2,666	869	3,795	1,755
Total	$18,210	$14,550	$35,571	$27,419	$68,238	$53,675

(1) Includes effects of regulatory treatment for pension and other postretirement benefits, but does not include capitalized portion or amount deferred to a regulatory asset.

Note 12 – Segment Information

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

We sold our controlling 52% interest in Mid-America Precision Products (MAPP) on August 31, 2006. MAPP is a company that specializes in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries. In December 2006, we also sold our interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. For financial reporting purposes, both of these businesses have been classified as a discontinued operation and are not included in our segment information.

The tables below present information about the revenues, operating income, income from continuing operations, capital expenditures and total assets of our business segments.

	For the quarter ended June 30,
	2007
(in thousands)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$97,984	$8,438	$1,219	$(99)	$107,542
Operating income	13,859	97	152		14,108
Income (loss) from continuing operations	6,592	(736)	(22)		5,834

Capital Expenditures	$40,149	$469	$1,118		$41,736

	For the quarter ended June 30,
	2006
(in thousands)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$89,170	$1,627	$1,041	$(105)	$91,733
Operating income (loss)	15,404	(48)	83	—	15,439
Income (loss) from continuing operations	7,753	(369)	53	—	7,437

Capital Expenditures	23,861	373 (1)	913	—	25,147

(1)  Does not include the acquisition of Missouri gas operation.

	For the six months ended June 30,
	2007
(in thousands)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$195,345	$36,028	$2,309	$(200)	$233,482
Operating income	22,976	2,702	314		25,992
Income (loss) from continuing operations	9,436	926	(27)		10,335

Capital Expenditures	$88,056	$733	$1,811		$90,600

	For the six months ended June 30,
	2006
(in thousands)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$172,257	$1,627	$2,025	$(193)	$175,716
Operating income (loss)	24,636	(48)	145	—	24,733
Income (loss) from continuing operations	9,802	(368)	85	—	9,519

Capital Expenditures	51,286	373 (1)	1,267	—	52,926

	For the twelve months ended June 30,
	2007
(in thousands)	Electric	Gas		Other	Eliminations	Total

Statement of Income Information
Revenues	$407,583	$59,547		$4,487	$(398)	$471,219
Operating income	66,271	4,035		620		70,926
Income (loss) from continuing operations	40,565	336		(222)		40,679

Capital Expenditures	$152,100	$1,356	(1)	$2,502		$155,958

(1)  Does not include the acquisition of Missouri gas operation.

	For the twelve months ended June 30,
	2006
(in thousands)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$376,636	$1,627	$4,002	$(411)	$381,854
Operating income	59,988	(48)	243		60,183
Income (loss) from continuing operations	30,876	(369)	128		30,635

Capital Expenditures	$81,700	$373 (1)	$2,712		$84,785

(1)  Does not include the acquisition of Missouri gas operation.

	As of June 30, 2007
(in thousands)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,331,139	$118,795	$20,491	$(85,086)	$1,385,339

(1) Includes goodwill of $39,492

	As of December 31, 2006
(in thousands)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,248,591	$126,296	$21,659	$(80,658)	$1,315,888

(1) Includes goodwill of $39,323.

Note 13 – Discontinued Operations

In August 2006, we sold our controlling 52% interest in MAPP. MAPP is a company that specializes in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries. In December 2006, we sold our 100% interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. We have reported MAPP and Conversant’s results as discontinued operations. A summary of the components of gains or losses from discontinued operations for all periods reported as of June 30, follows:

	For the three months ended June 30, 2006
(in thousands)	MAPP	Conversant	Total

Revenues	$3,331	$605	$3,936
Expenses	3,501	1,034	4,535
Losses from discontinued operations before income taxes	(170)	(429)	(599)
Income tax	65	163	228
Minority interest	82	—	82
Income tax – minority interest	(31)	—	(31)
Loss from discontinued operations	$(54)	$(266)	$(320)

	For the six months ended June 30, 2006
(in thousands)	MAPP	Conversant	Total

Revenues	$7,023	$939	$7,962
Expenses	7,255	2,093	9,348
Losses from discontinued operations before income taxes	(232)	(1,154)	(1,386)
Income tax	88	440	528
Minority interest	111	—	111
Income tax – minority interest	(42)	—	(42)
Loss from discontinued operations	$(75)	$(714)	$(789)

	For the twelve months ended June 30, 2006
(in thousands)	MAPP	Conversant	Total

Revenues	$18,602	$2,157	$20,759
Expenses	18,218	4,049	22,267
Earnings (losses) from discontinued operations before income taxes	384	(1,892)	(1,508)
Income tax	(146)	721	575
Minority interest	(182)	—	(182)
Income tax – minority interest	69	—	69
Gain (loss) from discontinued operations	$125	$(1,171)	$(1,046)

	For the twelve months ended June 30, 2007
(in thousands)	MAPP	Conversant	Total

Revenues	$1,904	$883	$2,787
Expenses	2,040	1,815	3,855
Losses from discontinued operations before income taxes	(136)	(932)	(1,068)
Gain on disposal	272	555	827
Income tax	52	355	407
Minority interest	65	—	65
Income tax – minority interest	(25)	—	(25)
Gain (loss) from discontinued operations	$228	$(22)	$206

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment includes investments in certain non-regulated businesses including fiber optics and Internet access. These businesses are held in our wholly-owned subsidiary, EDE Holdings, Inc. During the twelve months ended June 30, 2007, 86.5% of our gross operating revenues were provided from sales from our electric segment (including 0.4% from the sale of water), 12.6% from the sale of gas and 0.9% from our non-regulated businesses.

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

Electric Segment

The primary drivers of our electric operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth and (4) general economic conditions. The utility commissions in the states in which we operate, as well as the Federal Energy Regulatory Commission (FERC), set the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily fuel and purchased power) and/or rate relief. We assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary. Weather affects the demand for electricity. Very hot summers and very cold winters increase electric demand, while mild weather reduces demand. Residential and commercial sales are impacted more by weather than industrial sales, which are mostly affected by business needs for electricity and by general economic conditions. Customer growth, which is the growth in the number of customers, contributes to the demand for electricity. We expect our annual electric customer growth to range from approximately 1.6% to 1.9% over the next several years. Our electric customer growth for the twelve months ended June 30, 2007 was 1.4%. We define electric sales growth to be growth in kWh sales excluding the impact of weather. The primary drivers of electric sales growth are customer growth and general economic conditions.

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

Gas Segment

The primary drivers of our gas operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth, (4) the cost of natural gas and interstate pipeline transportation charges and (5) general economic conditions. The MPSC sets the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily commodity natural gas) and/or rate relief. We assess the need for rate relief and file for such relief when necessary. However, as part of the unanimous stipulation and agreement filed with the MPSC on March 1, 2006 and approved on April 18, 2006, we have agreed to not file a rate increase request for non-gas costs prior to June 1, 2009. A PGA clause is included in our gas rates, which allows us to recover our actual cost of natural gas from customers through rate changes, which are made periodically (up to four times) throughout the year in response to weather conditions, natural gas costs and supply demands. Weather affects the demand for natural gas. Very cold winters increase demand for gas, while mild weather reduces demand. Due to the seasonal nature of the gas business, revenues and earnings are typically concentrated in the November through March period, which generally corresponds with the heating season. Customer growth, which is the growth in the number of customers, contributes to the demand for gas. Our gas segment customer growth for the twelve months ended June 30, 2007 was (0.5)%, which we believe was due to higher gas prices and general economic conditions. We expect our annual gas customer growth to range from approximately 1.1% to 1.8% over the next several years. We define gas sales growth to be growth in mcf sales excluding the impact of weather. The primary drivers of gas sales growth are customer growth and general economic conditions.

The primary driver of our gas operating expense in any period is the price of natural gas. However, because gas purchase costs for our gas utility operations are normally recovered from our customers, any change in gas prices does not have a corresponding impact on income unless such costs are deemed imprudent or causes customers to reduce usage.

Earnings

During the second quarter of 2007, basic and diluted earnings per weighted average share of common stock were $0.19 as compared to $0.27 in the second quarter of 2006. For the six months ended June 30, 2007, basic and diluted earnings per weighted average share of common stock were $0.34 as compared to $0.33 for the six months ended June 30, 2006. For the twelve months ended June 30, 2007, basic and diluted earnings per weighted average share of common stock were $1.35 as compared to $1.13 for the twelve months ended June 30, 2006. As reflected in the table below, the primary positive drivers for all periods presented were increased electric and gas revenues while negative drivers for all periods presented included increased purchased power costs, natural gas sold and transported costs, regulated electric and gas expenses, depreciation, maintenance and repairs expense (including the effect of the January 2007 ice storm costs, primarily during the six months ended and twelve months ended periods), other taxes and interest charges. Contributing to increased earnings for the twelve months ended June 30, 2007 was a decrease in electric fuel costs.

The following reconciliation of basic earnings per share between the three months, six months and twelve months ended June 30, 2006 versus June 30, 2007 is a non-GAAP presentation. We believe this information is useful in understanding the fluctuation in earnings per share between the prior and current years. The reconciliation presents the after tax impact of significant items and components of the statement of operations on a per share basis before the impact of additional stock issuances which is presented separately. Earnings per share for the three months, six months and twelve months ended June 30, 2006 and 2007 shown in the reconciliation are presented on a GAAP basis and are the same as the amounts included in the statements of operations. This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statements of operations.

	Three Months Ended	Six Months Ended	Twelve Months Ended
Earnings Per Share – 2006*	$0.27	$0.33	$1.13

Revenues
Electric on-system	$0.23	$0.52	$0.79
Electric off – system and other	(0.01)	0.04	(0.02)
Gas**	0.17	0.85	1.45
Water	0.00	0.00	0.01
Non – Regulated	0.00	0.01	0.00
Expenses
Electric fuel	0.01	(0.09)	0.27
Purchased power	(0.13)	(0.14)	(0.23)
Cost of natural gas sold and transported**	(0.10)	(0.56)	(0.93)
Regulated – electric	(0.05)	(0.09)	(0.12)
Regulated – gas	(0.04)	(0.11)	(0.24)
Maintenance and repairs	(0.03)	(0.16)	(0.23)
Depreciation and amortization	(0.09)	(0.18)	(0.22)
Other taxes	(0.02)	(0.07)	(0.11)
Interest charges	(0.03)	(0.07)	(0.15)
AFUDC	0.03	0.06	0.13
Discontinued operations	0.01	0.03	0.05
Loss on plant allowance	0.00	0.00	(0.03)
Other income and deductions	0.00	0.02	(0.01)
Dilutive effect of additional shares issued in June 2006	(0.03)	(0.05)	(0.19)
Earnings Per Share – 2007*	$0.19	$0.34	$1.35

* The effect of discontinued operations for 2007 was a gain of $0.01 for the twelve months ended June 30, 2007 while the effect for 2006 for the three months ended, six months ended and twelve months ended June 30, periods were losses of $0.01, $0.03 and $0.04, respectively.

** Gas segment revenues and expenses began June 1, 2006.

Recent Activities

Energy Supply

On June 25, 2007, we entered into a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas. The agreement provides for a 20-year term commencing with the commercial operation date, which is expected to be about January 1, 2009. We will begin taking delivery of the energy at that time. Pursuant to the terms of the agreement, we will purchase all of the output from the approximately 100-megawatt Meridian Way Wind Farm owned by Cloud County Windfarm, LLC. We do not own any portion of the windfarm. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $14.6 million based on a 20-year average cost.

As of April 10, 2007, our new Siemens V84.3A2 combustion turbine, Unit 12 at our Riverton plant, began commercial operation. Riverton Unit 12 will have a summer rated capacity of approximately 148 megawatts, increasing our Riverton Plant’s total generating capacity to 284 megawatts.

2007 Ice Storm

A major ice storm struck virtually all areas of our electric service territory January 12-14, 2007 causing substantial damage. Approximately 85,000 (52%) of our electric customers were without power at the height of the storm. Costs associated with the restoration effort due to the ice storm were approximately $30.7 million, of which $19.2 million has been capitalized as additions to our utility plant, approximately $4.6 million recorded as maintenance expense and approximately

$6.9 million was deferred as a regulatory asset as we believe it is probable that these costs will be recoverable in future electric rate cases.

New Union Agreement

At April 30, 2007, we had 702 full-time employees, including 54 employees of EDG, who joined us in conjunction with the gas acquisition in June 2006. 326 of the EDE employees are members of Local 1474 of The International Brotherhood of Electrical Workers (IBEW), while 26 of the EDG employees are members of Local 814 of the IBEW and 9 are members of Local 695 of the IBEW. On May 9, 2007, the Local 1474 IBEW voted to ratify a new five-year agreement effective retroactively to November 1, 2006, the expiration date of the last contract.

Financing

On March 26, 2007, EDE issued $80 million principal amount of First Mortgage Bonds, 5.875% Series due 2037. The net proceeds of $79.1 million, less $0.4 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

BPU Contract

In May 2007, we entered into a contract with Kansas City Kansas Board of Public Utilities (BPU) for the sale of energy and capacity for June through September of 2007 and 2008. Capacity revenue will total approximately $1.3 million each year with the energy portion dependent upon the number of hours the contract is utilized by BPU.

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

On January 4, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Court of Appeals, Western District. We filed suggestions in opposition to the Petition, as did the MPSC. On March 12, 2007, the Court of Appeals, Western District issued an order denying the OPC’s petition. On March 19, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court seeking to have the tariffs filed by us and approved by the MPSC set aside. On May 31, 2007, the MPSC filed, as ordered by the Missouri Supreme Court, its response to the OPC’s petition. The Court also accepted for filing the answer and suggestions we filed in opposition to the OPC’s petition. The Court ordered the parties to file briefs according to a schedule. The OPC filed its brief on June 29, 2007. The MPSC’s responsive brief was filed July 27, 2007. The OPC filed a reply brief on August 6, 2007.

For additional information, see “Rate Matters” below.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 2007, compared to the same periods ended June 30, 2006.

The following table represents our results of operations by operating segment for the applicable periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(in millions)	2007	2006	2007	2006	2007	2006

Income from continuing operations
Electric	$6.6	$7.8	$9.4	$9.8	$40.6	$30.9
Gas	(0.8)	(0.4)	0.9	(0.4)	0.3	(0.4)
Other	0.0	0.0	0.0	0.1	(0.2)	0.1
Income from continuing operations	$5.8	$7.4	$10.3	$9.5	$40.7	$30.6
Income/(loss) from discontinued operations	—	(0.3)	—	(0.8)	0.2	(1.0)
Net income	$5.8	$7.1	$10.3	$8.7	$40.9	$29.6

*Differences could occur due to rounding.

Electric Segment

Overview

Our electric segment income from continuing operations for the second quarter of 2007 was $6.6 million as compared to $7.8 million for the second quarter of 2006.

Electric segment operating revenues comprised approximately 91.1% of our total operating revenues during the second quarter of 2007. Of our total electric operating revenues during the second quarter of 2007, approximately 37.2% were from residential customers, 32.8% from commercial customers, 17.8% from industrial customers, 4.4% from wholesale on-system customers, 3.9% from wholesale off-system transactions and 3.9% from miscellaneous sources, primarily public authorities. The breakdown of our customer classes has not significantly changed from the second quarter of 2006.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales for the applicable periods ended June 30, were as follows:

kWh Sales

	3 Months	3 Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
(in millions)	2007	2006	Change*	2007	2006	Change*	2007	2006	Change*
Residential	378.7	392.3	(3.5)%	923.9	866.4	6.6%	1,956.3	1,867.2	4.8%
Commercial	398.4	372.0	7.1	756.1	702.2	7.7	1,601.0	1,503.6	6.5
Industrial	289.5	289.0	0.2	544.9	554.9	(1.8)	1,135.5	1,138.1	(0.2)
Wholesale On-System	82.5	83.4	(1.0)	162.7	161.4	0.8	339.0	335.5	1.0
Other**	27.6	27.1	2.0	55.7	53.1	4.8	115.3	112.6	2.4
Total On-System	1,176.7	1,163.8	1.1	2,443.3	2,338.0	4.5	5,147.1	4,957.0	3.8

Operating Revenues

	3 Months	3 Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
($ in millions)	2007	2006	Change*	2007	2006	Change*	2007	2006	Change*
Residential	$36.2	$33.9	6.8%	$80.9	$70.8	14.3%	$169.5	$155.0	9.4%
Commercial	32.0	27.0	18.4	58.3	49.7	17.4	123.7	110.6	11.9
Industrial	17.4	16.2	7.7	31.9	30.2	5.7	66.5	63.6	4.6
Wholesale On-System	4.3	4.3	0.0	8.6	8.6	(0.2)	17.5	17.7	(0.8)
Other**	2.3	2.1	8.7	4.6	4.1	11.8	9.5	8.9	6.7
Total On-System	$92.2	$83.5	10.4	$184.3	$163.4	12.8	$386.7	$355.8	8.7

*Percentage changes are based on actual kWh sales and revenues and may not agree to the rounded amounts shown above.

**Other kWh sales and other operating revenues include street lighting, other public authorities and interdepartmental usage.

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers increased during the second quarter of 2007 as compared to the second quarter of 2006 primarily due to continued sales growth. Revenues for our on-system customers increased approximately $8.7 million, or 10.4%. The January 2007 Missouri rate increase (discussed below) contributed an estimated $6.6 million to revenues while continued sales growth contributed an estimated $2.3 million during the second quarter of 2007. Weather and other related factors decreased revenues by approximately $0.2 million compared to last year’s second quarter. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for the second quarter of 2007 were 1.0% more than the same period last year and 42.4% more than the 30-year average. We expect our annual electric customer growth to range from approximately 1.6% to 1.9% over the next several years. Our electric customer growth for the twelve months ended June 30, 2007 was 1.4%.

Residential kWh sales decreased during the second quarter of 2007 primarily due to unusually rainy weather in June 2007 as compared with 2006. Revenues were positively affected by the January 2007 Missouri rate increase.

Commercial and industrial kWh sales and revenues increased for the second quarter of 2007 as compared to the same period in 2006 mainly due to continued sales growth while the increased revenues also reflected the Missouri rate increase.

On-system wholesale kWh sales decreased during the second quarter of 2007 reflecting the weather discussed above. Revenues associated with these FERC-regulated sales decreased slightly as a result of the fuel adjustment clause applicable to such sales. This clause permits the distribution to customers of changes in fuel and purchased power costs.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended June 30:

	2007	2006
	Three Months	Three Months
(in millions)	Ended	Ended

Revenues	$4.4	$4.6
Expenses	3.3	3.2
Net*	$1.1	$1.4

*Differences could occur due to rounding.

Revenues less expenses decreased during the second quarter of 2007 as compared to the second quarter of 2006, mainly due to less excess power available for sale due to decreased generation by our gas fired units in the second quarter of 2007 resulting from maintenance outages at our Energy Center and SLCC plants. The SPP Energy Imbalance Services (EIS) market contributed $1.4 million to our off-system electric revenues in the second quarter of 2007 with $1.2 million of related expense. The BPU contract also had a positive effect on revenues. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the second quarter of 2007, total electric segment operating expenses increased approximately $10.4 million (14.0%) compared with the same period last year. Purchased power costs increased approximately $5.5 million (38.7%) during the second quarter of 2007 mainly due to increased purchases on the spot market for replacement energy due to an unscheduled outage at the Iatan plant in May 2007 and the timing of planned maintenance outages this year compared to last year. Total fuel costs decreased approximately $0.6 million (2.6%). The decrease in fuel costs was primarily due to decreased coal generation in the second quarter of 2007 (approximately $1.6 million) due to the Iatan outage and spring maintenance outages at the Asbury plant and the Riverton plant’s Unit #8, partially offset by higher prices for coal (approximately $0.5 million). Decreased generation by our gas fired units, mainly due to maintenance outages at our Energy Center and SLCC plants, contributed an estimated $1.3 million to the decrease in total fuel costs offset by higher prices for both the hedged and unhedged natural gas that we burned in our gas-fired units in the second quarter of 2007 (an estimated $1.5 million). The net increase in fuel and purchased power during the second quarter of 2007 as compared to the same period last year was $4.9 million (13.3%).

Regulated – other operating expenses for our electric segment increased approximately $1.9 million (14.0%) during the second quarter of 2007 as compared to the same period in 2006 primarily due to a $0.5 million increase in employee pension expense, a $0.4 million increase in employee health care expense, a $0.2 million increase in uncollectible accounts, a $0.3 million increase in transmission and distribution expense, a $0.2 million increase in labor and other costs and a $0.2 million increase in injuries and damages expense. The increase in pension costs is primarily due to the effects of regulatory accounting. We defer or record pension and other postretirement benefit costs (other than EDG other postretirement benefit costs) if they are more or less, respectively, than those allowed in rates for the Missouri and Kansas portion of pension costs. The increase in employee health care costs resulted from higher active employee costs.

Maintenance and repairs expense increased approximately $0.8 million (14.9%) as compared to the second quarter of 2006 primarily due to a $0.6 million increase in transmission and distribution maintenance costs (including $0.2 million in additional January ice storm expense recorded in the second quarter), a $0.2 million increase in maintenance and repairs expense at the Asbury plant and a $0.1 million increase in maintenance and repairs expense at the Riverton plant. These increases were partially offset by a $0.2 million decrease in maintenance and repairs expense at the State Line Combined Cycle (SLCC) plant as compared to the second quarter of 2006.

Depreciation and amortization expense increased approximately $3.3 million (36.2%) during the quarter mainly due to $2.6 million of additional depreciation related to the January 2007 Missouri rate order. Other taxes increased approximately $0.4 million during the second quarter of 2007 mainly due to increased property tax reflecting our additions to plant in service.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers increased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily due to continued sales growth and colder weather in the first quarter of 2007 as compared to 2006. Revenues for our on-system customers increased approximately $20.9 million, or 12.8%. The January 2007 Missouri rate increase (discussed below) contributed an estimated $12.4 million to revenues while continued sales growth contributed an estimated $5.1 million during the six months ended June 30, 2007. Weather and other related factors increased revenues by approximately $3.4 million compared to six months ended June 30, 2006.

The increase in residential kWh sales during the six months ended June 30, 2007 was primarily due to the colder weather conditions in the first quarter as compared with 2006 and continued sales growth. Revenues were also positively affected by the January 2007 Missouri rate increase.

Commercial kWh sales and revenues increased for the six months ended June 30, 2007 as compared to the same period in 2006 mainly due to continued sales growth while the increased revenues also reflected the Missouri rate increase. Industrial kWh sales decreased during the six months ended June 30, 2007 primarily due to a pipeline customer running at minimum output during the first quarter of 2007. Industrial revenues increased during this period, reflecting the Missouri rate increase.

On-system wholesale kWh sales increased during the six months ended June 30, 2007 reflecting the continued sales growth and weather discussed above. Revenues associated with these FERC-regulated sales decreased slightly, however, as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended June 30:

(in millions)	2007 Six Months Ended	2006 Six Months Ended

Revenues	$8.6	$6.9
Expenses	6.1	4.9
Net*	$2.5	$2.0

*Differences could occur due to rounding.

Revenues less expenses increased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily due to sales facilitated by the SPP EIS market that began on February 1, 2007. Sales from this market contributed $3.3 million to our off-system electric revenues in the six months ended June 30, 2007 with $2.2 million of related expense. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the six months ended June 30, 2007, total electric segment operating expenses increased approximately $24.7 million (16.8%) compared with the same period last year. Purchased power costs increased approximately $5.8 million (17.0%) during the six months ended June 30, 2007 mainly due to increased purchases on the spot market for replacement energy due to an unscheduled outage at the Iatan plant in May 2007. Total fuel costs increased approximately $3.7 million (8.6%). The increase in fuel costs was primarily due to increased generation by our gas fired units during the six months ended June 30, 2007 (an estimated $4.4 million) partially offset by lower prices for both the hedged and unhedged natural gas that we burned in our gas-fired units (an estimated $0.8 million). Increased coal costs contributed approximately $1.5 million to total fuel costs during the six months ended June 30, 2007 offset by decreased coal generation (approximately $1.7 million). The net increase in fuel and purchased power during the six months ended June 30, 2007 as compared to the same period last year was $9.5 million (12.3%).

Regulated – other operating expenses for our electric segment increased approximately $3.5 million (13.3%) during the six months ended June 30, 2007 as compared to the same period in 2006 primarily due to a $1.3 million increase in employee pension expense, a $0.6 million increase in uncollectible accounts, a $0.4 million increase in transmission and distribution expense, a $0.3 million increase in labor and other costs, a $0.3 million increase in injuries and damages expense, a $0.2 million increase in regulatory commission expense and small increases in other various expenses. The increase in pension costs is primarily due to the effects of regulatory accounting. Employee health care costs also increased due to regulatory accounting but were offset by lower actuarial costs and lower active health care expenses. We defer or record pension and other postretirement benefit costs (other than EDG other postretirement benefit costs) if they are more or less, respectively, than those allowed in rates for the Missouri and Kansas portion of pension costs.

Maintenance and repairs expense increased approximately $5.9 million (57.9%) as compared to the six months ended June 30, 2006 primarily due to a $5.8 million increase in distribution maintenance costs, a $0.3 million increase in transmission maintenance costs, a $0.6 million increase in maintenance and repairs expense at the Iatan plant related to the 2007 first quarter planned maintenance and turbine inspection and a $0.2 million increase in maintenance and repairs expense at the Riverton plant. The increase in distribution costs reflects $4.6 million related to the January 2007 ice storm. Another $1.2 million of non-incremental tree trimming and labor maintenance cost was incurred in the first quarter of 2007 on the ice storm that otherwise would have been spent on other projects. These increases were partially offset by a $0.6 million decrease in maintenance and repairs expense at the Asbury plant as compared to 2006 when the Asbury plant had an unscheduled outage in the first quarter due to a blade failure and a $0.3 million decrease in maintenance and repairs expense for our SLCC plant.

Depreciation and amortization expense increased approximately $6.3 million (34.9%) during the six months ended June 30, 2007 mainly due to $5.2 million of additional depreciation related to the January 2007 Missouri rate order. Other taxes increased approximately $0.9 million during the six months ended June 30, 2007 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended June 30, 2007 Compared to Twelve Months Ended June 30, 2006

Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended June 30, 2007, kWh sales to our on-system customers increased 3.8% with the associated revenues increasing approximately $31.0 million (8.7%). The January 2007 Missouri rate increase and January 2006 Kansas rate increase, as well as the IEC from the March 2005 Missouri rate increase, contributed an estimated $14.2 million to revenues while continued sales growth contributed an estimated $11.3 million. Weather and other related factors, including the effect of the January 2007 ice storm, had an estimated $0.4 million negative effect. Additionally, a one time revision to our estimate of unbilled revenues in the third quarter of 2006 contributed $5.9 million to revenues during the twelve months ended June 30, 2007. Residential and commercial kWh sales and associated revenues increased primarily due to the strong sales growth and the increase from our revisions to our estimate of unbilled revenues while the associated revenues also increased due to the Missouri and Kansas rate increases. Industrial kWh sales and revenues increased for the twelve months ended June 30, 2007 reflecting the increased sales growth and the aforementioned rate increases. On-system wholesale kWh sales increased reflecting the continued sales growth discussed above. Revenues associated with these FERC-regulated sales increased less than the kWh sales as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended June 30:

(in millions)	2007 Twelve Months Ended	2006 Twelve Months Ended

Revenues	$16.1	$17.0
Expenses	11.6	12.5
Net*	$4.5	$4.5

*Differences could occur due to rounding.

Revenues less expenses were virtually the same during the twelve months ended June 30, 2007 as compared to the same period in 2006. Sales from SPP EIS market that began on February 1, 2007 contributed $3.3 million to our off-system electric revenues for the twelve months ended June 30, 2007 with $2.2 million of related expense. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the twelve months ended June 30, 2007, total electric segment operating expenses increased approximately $24.7 million (7.8%) compared to the year ago period. Total fuel costs decreased approximately $10.9 million (10.0%) during the twelve months ended June 30, 2007 and purchased power costs increased $9.1 million (14.4%) during the same period. The increase in purchased power costs primarily reflected our increased purchases from the Elk River Windfarm, LLC and the increased purchases on the spot market for replacement energy due to an unscheduled outage at the Iatan plant in May 2007. The decrease in fuel costs was primarily due to decreased generation by our gas-fired units (an estimated $7.8 million) and lower prices for both the hedged and unhedged natural gas that we burned in our gas-fired units (an estimated $3.1 million). Decreased coal generation of approximately $1.7 million also contributed to the decrease in fuel costs, offset by increased coal costs of approximately $3.3 million. The net decrease in fuel and purchased power during the twelve months ended June 30, 2007 as compared to the same period last year was $1.8 million (1.0%).

Regulated – other operating expenses increased approximately $4.9 million (9.2%) during the twelve months ended June 30, 2007 as compared to the same period last year due primarily to a $2.2 million increase in employee pension expense, a $0.6 million increase in uncollectible accounts, a $0.6 million increase in labor costs, a $0.5 million increase in transmission and distribution expense, a $0.3 million increase in injuries and damages expense, a $0.3 million increase in customer assistance expense, a $0.2 million increase in regulatory commission expense and a $0.2 million increase in professional services.

Maintenance and repairs expense increased approximately $7.4 million (35.7%) during the twelve months ended June 30, 2007, compared to the year ago period reflecting increases of approximately $7.1 million in distribution maintenance costs, including $4.6 million of incremental costs (and the $1.2 million non-incremental tree trimming and labor costs in the first quarter of 2007) related to the January 2007 ice storm, a $0.7 million increase in maintenance and repairs expense at the Iatan plant related to the 2007 first quarter inspection, a $0.6 million increase in maintenance and repairs expense for our SLCC plant and a $0.4 million increase in maintenance and repairs at our State Line Unit 1 plant, which had its first major inspection from September 7, 2006 until December 20, 2006. These increases were partially offset by an $0.8 million decrease in maintenance and repairs expense at the Asbury plant during the twelve months ended June 30, 2007 as compared to the same period in 2006 when the Asbury plant had an unscheduled outage due to a blade failure and a $0.5 million decrease in maintenance and repairs expense at our Riverton plant.

Depreciation and amortization expense increased approximately $7.0 million (19.6%) mainly due to $5.2 million of additional depreciation related to the January 2007 Missouri rate order as well as increased plant in service. Other taxes increased approximately $1.2 million due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Operating Revenues and Sales

During the second quarter of 2007, our total natural gas revenues were $8.4 million as compared to $1.6 million in the second quarter of 2006, which represented our first month of operations (June 2006). Our total natural gas revenues for the six months and twelve months ended June 30, 2007 were $36.0 million and $59.5 million, respectively. The winter months are high sales months for the natural gas business, whose heating season generally runs from November to March of each year.

The following table details our natural gas sales and revenues for the periods ended June 30, 2007:

Total gas delivered to customers

(mcf Sales)	Three Months Ended	Six Months Ended	Twelve Months Ended
Residential	355,740.3	1,724,695.3	2,774,299.7
Commercial	182,176.6	761,391.5	1,281,801.4
Industrial	9,873.3	27,780.4	57,871.4
Public authorities	3,735.1	19,386.9	30,213.7
Total retail sales	551,525.3	2,533,254.1	4,144,186.2
Transportation sales	922,315.3	2,272,990.3	4,214,138.0
Total gas operating sales	1,473,840.6	4,806,244.4	8,358,324.2

Operating Revenues

($ in millions)	Three Months Ended	Six Months Ended	Twelve Months Ended
Residential	$5.4	$24.0	$39.0
Commercial	2.4	9.9	16.5
Industrial	0.1	0.3	0.6
Public authorities	0.0	0.2	0.4
Total retail sales revenues	$7.9	$34.4	$56.5
Transportation revenues	0.5	1.5	2.8
Total gas operating revenues	$8.4	$35.9	$59.3

Revenues exclude forfeited discounts, reconnect fees, miscellaneous service revenues, etc.

Operating Revenue Deductions

During the second quarter of 2007, EDG’s cost of natural gas sold and transported was approximately $4.7 million as compared to $0.7 million in the second quarter (June) of 2006. EDG’s cost of natural gas sold and transported for the six months and twelve months ended June 30, 2007 were approximately $23.4 million and $38.0 million, respectively. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on income. Our Purchased Gas Adjustment (PGA) Clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas.

Total other operating expenses were $2.6 million for the second quarter of 2007, $5.5 million for the six months ended June 30, 2007 and $10.5 million for the twelve months ended June 30, 2007. EDG had a net loss of $0.7 million for the second quarter of 2007 and net income of $0.9 million for the six months ended and $0.3 million for the twelve months ended periods. Approximately $1.2 million in transition costs were paid to Aquila, Inc. in 2006 for billing and other transition services. These Aquila, Inc. services ended when they were transitioned to Empire by November 1, 2006.

Other Segment

Our other segment includes leasing of fiber optics cable and equipment (which we are also using in our own utility operations) and Internet access. The following table represents our results of continuing operations for our remaining non-regulated businesses for the applicable periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(in millions)	2007	2006	2007	2006	2007	2006
Revenues	$1.2	$1.0	$2.3	$2.0	$4.5	$4.0
Expenses	1.2	1.0	2.3	1.9	4.7	3.9
Net income (loss) from continuing operations*	$0.0	$0.0	$0.0	$0.1	$(0.2)	$0.1

*Differences could occur due to rounding.

Consolidated Company

Income Taxes

Our consolidated provision for income taxes decreased approximately $1.2 million during the second quarter of 2007 as compared to the same period in 2006, primarily resulting from lower income. Our consolidated effective federal and state income tax rate for the second quarter of 2007 was 32.1% as compared to 34.7% for the second quarter of 2006. An increase in equity AFUDC, a non-taxable benefit, reduced our effective tax rate for the second quarter of 2007.

Our consolidated provision for income taxes decreased approximately $0.7 million during the six months ended June 30, 2007 as compared to the same period in 2006, despite higher income. This resulted from our reduced tax rate. Our consolidated effective federal and state income tax rate for the six months ended June 30, 2007 was 29.8% as compared to 34.5% for the same period in 2006. The reduced effective rate was primarily caused by an adjustment to our estimate of Medicare Part D benefits in the first quarter of 2007, which reduced our first quarter provision approximately $0.5 million. An increase in equity AFUDC also reduced our effective tax rate for the six months ended June 30, 2007.

Our consolidated provision for income taxes increased approximately $5.4 million during the twelve months ended June 30, 2007 as compared to twelve months ended June 30, 2006 due to higher income. Our effective federal and state income tax rate for the twelve months ended June 30, 2007 was 34.2% as compared to 33.7% for the same period in 2006.

Nonoperating Items

Total allowance for funds used during construction (AFUDC) for both equity and borrowed funds, increased $1.0 million in the second quarter of 2007 as compared to 2006. AFUDC increased $2.6 million during the six months ended June 30, 2007 and increased $5.4 million during the twelve months ended June 30, 2007 as compared to the same periods in 2006 due to higher levels of construction in each period.

Total interest charges on long-term debt increased $1.8 million (28.9%) in the second quarter of 2007, $2.8 million (23.1%) for the six months ended June 30, 2007 and $4.7 million (19.5%) for the twelve months ended June 30, 2007 as compared to the prior year periods (offset by the increased AFUDC discussed above). These increases reflect interest on the first mortgage bonds issued June 1, 2006 by EDG to fund a portion of our acquisition of the Missouri natural gas distribution operations from Aquila, Inc. and $80 million principal amount of first mortgage bonds issued March 26, 2007 by EDE, the proceeds of which were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

Short-term debt interest decreased $0.6 million in the second quarter of 2007, reflecting the use of proceeds from the first mortgage bonds issued in March 2007 to pay down short-term indebtedness. Short-term debt interest increased $0.1 million for the six months ended June 30, 2007 and $1.0 million for the twelve months ended June 30, 2007 as compared to the prior year periods, reflecting increased usage of short-term debt in each of those periods.

Losses from discontinued operations, which included operations and gains recognized from the sales of MAPP and Conversant, were approximately $0.3 million for the quarter ended June 30, 2006, $0.8 million for the six months ended June 30, 2006 and $1.0 million for the twelve months ended June 30, 2006, with earnings of $0.2 million for the twelve months ended June 30, 2007.

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

The following table sets forth the pre-tax activity of our natural gas contracts and interest rate contracts for our electric segment that have settled and been reclassified, the pre-tax change in the fair market value (FMV) of our open contracts and the tax effect in Other Comprehensive Income for the presented periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(in millions)	2007	2006	2007	2006	2007	2006
Natural gas contracts settled (1)	$(0.2)	$0.1	$—	$(0.8)	$(0.6)	$(4.9)
Total contracts settled	$(0.2)	$0.1	$—	$(0.8)	$(0.6)	$(4.9)
Change in FMV of open contracts for natural gas	$5.7	$(2.3)	$8.6	$(8.4)	$3.4	$3.1
Total change in FMV of open contracts contracts	$5.7	$(2.3)	$8.6	$(8.4)	$3.4	$3.1
Taxes	$(2.1)	$0.8	$(3.3)	$3.5	$(1.1)	$0.6
Total change in OCI – net of tax	$3.4	$(1.4)	$5.3	$(5.7)	$1.7	$(1.2)

(1) Reflected in fuel expense

Our average cost for our open financial natural gas hedges increased from $5.355/Dth at March 31, 2007 to $5.399/Dth at June 30, 2007.

As of June 30, 2007, we elected to change our valuation of natural gas derivatives (financial hedges) for financial reporting purposes to a new methodology which is more closely related to an independent market valuation. For accounting purposes, this change is considered a change in estimate. To reflect the change, an increase of approximately $6 million was recorded to the fair value of derivatives and $3.7 million, net of tax, was recorded to other comprehensive income at June 30, 2007. This change has no impact on the income statement.

RATE MATTERS

We continually assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Electric Segment

The following table sets forth information regarding electric and water rate increases since July 1, 2005:

		Annual	Percent
	Date	Increase	Increase	Date
Jurisdiction	Requested	Granted	Granted	Effective
Missouri - Electric	February 1, 2006	$29,369,397	9.96%	January 1, 2007
Missouri - Water	June 24, 2005	469,000	35.90%	February 4, 2006
Kansas - Electric	April 29, 2005	2,150,000	12.67%	January 4, 2006

Missouri

On February 1, 2006, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $29,513,713, or 9.63%. We also requested transition from the Interim Energy Charge (IEC) from an earlier case to Missouri’s new fuel adjustment mechanism. The MPSC issued an order May 2, 2006, however, ruling that we may have the option of requesting that the IEC be terminated, but we may not request the implementation of an energy cost recovery mechanism while the current IEC is effective. The MPSC issued an order on December 21, 2006 granting us an annual increase of $29,369,397 (including regulatory amortization), or 9.96%, with an effective date of January 1, 2007 and eliminating the IEC. Pursuant to this order, the collected IEC will not be refunded. The increase included an authorized return on equity of 10.9% and included our fuel and energy costs as a component of base electric rates. Of the increase, approximately $19 million was granted in the form of base rates, with the remainder of approximately $10.4 million granted as regulatory amortization to provide additional cash flow to enhance the financial support for our current generation expansion plan. This regulatory amortization is related to our investment in Iatan 2 and also includes our Riverton V84.3A2 combustion turbine (Unit 12) and the environmental improvements and upgrades at Asbury and Iatan 1. This order also allowed deferral of any other postretirement benefits that are different from those allowed recovery in this rate case. This treatment is similar to treatment afforded pension costs in our March 2005 rate case. This order also approved regulatory treatment of additional liabilities arising from the adoption of FAS 158. We also agreed to write off $1 million of the cost of our Energy Center 2 construction project. The Missouri jurisdictional portion of this agreement resulted in a pre tax write off of $0.8 million in the fourth quarter of 2006.

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

On January 4, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Court of Appeals, Western District. We filed suggestions in opposition to the Petition, as did the MPSC. On March 12, 2007, the Court of Appeals, Western District issued an order denying the OPC’s petition. On March 19, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court seeking to have the tariffs filed by us and approved by the MPSC set aside. On May 31, 2007, the MPSC filed, as ordered by the Missouri Supreme Court, its response to the OPC’s petition. The Court also accepted for filing the answer and suggestions we filed in opposition to the OPC’s petition. The Court ordered the parties to file briefs according to a schedule. The OPC filed its brief on June 29, 2007. The MPSC’s responsive brief was filed July 27, 2007. The OPC filed a reply brief on August 6, 2007.

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

Gas Segment

On June 1, 2006, The Empire District Gas Company (EDG) acquired the Missouri natural gas distribution operations of Aquila, Inc. (Missouri Gas). The Missouri Gas properties consist of 44 Missouri communities in northwest, north central and west central Missouri. The rates, excluding the cost of gas, are the same as had been in effect at Aquila, Inc. We agreed in the unanimous stipulation and agreement filed with the MPSC on March 1, 2006 and approved on April 18, 2006, to not file a rate increase request for non-gas costs for a period of 36 months following the closing date of the acquisition. We have also agreed to use Aquila Inc.’s current depreciation rates and were allowed to adopt the pension cost recovery methodology approved in our electric Missouri Rate Case effective March 27, 2005.

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

COMPETITION

Electric Segment

SPP-RTO

On February 1, 2007, the SPP regional transmission organization (RTO) launched its energy imbalance services market (EIS). With the implementation of the SPP RTO EIS market and transmission expansion plans of the SPP RTO, we anticipate that our continued participation in the SPP will provide long-term benefits to our customers and other stakeholders. Although our experience to date in the EIS market is limited, it appears that we have realized some modest savings to date. However, we are still unable to quantify the impact of such EIS participation on our future financial position, results of operation or cash flows at this time.

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

On February 16, 2007, FERC issued a Final Order No. 890, which instituted numerous reforms to its Order 888 open access transmission pro forma tariff (OATT) which was issued in April 1996. The purpose of the Order is (i) to strengthen the OATT to ensure that it better achieves its original purpose of remedying undue discrimination for the provision of transmission service, (ii) to provide greater specificity in the OATT to reduce opportunities for the exercise of undue discrimination, make undue discrimination easier to detect, and facilitate FERC’s enforcement, and (iii) to increase transparency in the rules applicable to planning and use of the transmission system. FERC’s actions require modifications to the SPP and our OATTs as well as regional and local transmission planning processes. We are actively working with SPP to modify their OATT and planning processes as well as working to modify our own OATT for FERC compliance filing later this year.

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

On June 21, 2007, FERC issued a Final Rule related to Market-Based Rates for Wholesales of Electric Energy, Capacity, and Ancillary Services by Public Utilities which directly affects our market power assessment within our service area and Request For Rehearing related to the aforementioned pending potential refund. FERC’s ruling regarding our specific Request For Rehearing on the refund is still pending and we are evaluating the impact of this Final Rule on our future business practices.

Other FERC Rulemaking

Also on June 21, 2007, FERC issued an Advance Notice of Proposed Rulemaking (ANOPR) on potential reforms to improve operations in organized wholesale power markets, such as the SPP RTO in which we participate. FERC is seeking comment in the following areas: (i) the role of demand response in the organized markets, (ii) increasing opportunities for long-term power contracts, (iii) strengthening market monitoring and (iv) the responsiveness of RTOs and ISOs to customers and stakeholders. We are evaluating the ANOPR and will be coordinating our comments with the Edison Electric Institute, SPP and other members of the SPP RTO.

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

LIQUIDITY AND CAPITAL RESOURCES

We used approximately $88.8 million of cash for regulated capital expenditures during the six months ended June 30, 2007. Our primary source of cash flow for these expenditures during the six months ended June 30, 2007 was $43.3 million in internally generated funds and $79.8 million in gross proceeds from first mortgage bonds.

Cash Provided by Operating Activities

Our net cash flows provided by continuing operating activities increased $17.6 million during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Net income increased $1.6 million, with another $9.7 million of positive impact from the effect of adjustments to net income to reconcile to cash flows (primarily the effect of increased depreciation and regulatory amortization). A decrease in changes in accounts payable and accrued liabilities was a primary driver adding a $15.1 million positive cash flow effect. During the six months ended June 30, 2006, approximately $8.0 million in electric fuel accounts payable balances were paid, along with $9.1 million of property taxes. During the six months ended June 30, 2007, fuel payable balances only decreased by $1.2 million from December 31, 2006, while payables for construction projects grew to $6.4 million. Cash flows were also positively impacted by changes in fuel, material and supplies and customer deposits, interest and taxes. Cash flows were negatively impacted in 2007 by increased accounts receivable from our insurance provider for a payment of a litigation judgment (which was collected in July 2007). Last year accounts receivable decreased as a result of a tax refund. The negative cash flow impact of $2.5 million for prepaid expenses, other current assets and deferred charges includes the effect of $6.9 million in cash expenditures for the ice storm that have been deferred as a regulatory asset, offset by the effect of changes to our regulatory asset accounts.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities of continuing operations increased $35.2 million during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 (excluding the effect of the 2006 gas operations acquisition), primarily reflecting the ice storm and construction expenditures for Plum Point Unit 1 and Iatan 2.

Our capital expenditures totaled approximately $41.7 million during the second quarter of 2007 compared to approximately $25.1 million for the same period in 2006. Our capital expenditures totaled approximately $90.6 million during the six months ended June 30, 2007 compared to approximately $52.9 million for the same period in 2006 (excluding the effect of the 2006 gas operations acquisition). These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage.

A breakdown of the capital expenditures for the quarter and six months ended June 30, 2007 is as follows:

	Capital Expenditures
	Quarter Ended	Six Months Ended
(in millions)	June 30, 2007	June 30, 2007
Distribution and transmission system additions	$15.2	$22.4
New Generation – Riverton combustion turbine	2.1	3.8
New Generation – Plum Point Energy Station	7.3	13.6
New Generation – Iatan 2	5.8	16.2
Storm costs*	1.0	17.8
Additions and replacements – Asbury	4.9	7.5
Additions and replacements – Riverton, Iatan 1 and Ozark Beach	2.1	3.9
Additions and replacements - State Line Combined Cycle Unit	0.1	0.1
Additions and replacements – State Line Unit 1	0.5	0.5
Gas segment additions and replacements	0.4	0.6
Other (including retirements and salvage -net)*	1.2	2.4
Subtotal	$40.6	$88.8
Non-regulated capital expenditures (primarily fiber optics)	1.1	1.8
TOTAL	41.7	90.6

*For the six months ended June 30, 2007, storm costs of $17.8 million and Other of $1.4 million, which relates to the cost of removal, are specifically related to capital expenditures associated with the January 2007 ice storm.

Approximately 19% of our cash requirements for capital expenditures during the second quarter of 2007 were satisfied internally from operations (funds provided by operating activities less dividends paid). We currently expect that internally generated funds will provide approximately 30% of the funds required for the remainder of our budgeted 2007 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 7 of “Notes to Consolidated Financial Statements (Unaudited).”

We had estimated that our 2007 capital expenditures would total approximately $171.0 million (including AFUDC). However, due to the ice storm costs capitalized as additions to our utility plant in the first six months of 2007, we now estimate our 2007 capital expenditures to be approximately $187.5 million.

As of April 10, 2007, our new Siemens V84.3A2 combustion turbine, Unit 12 at our Riverton plant, began commercial operation. Riverton Unit 12 will have a summer rated capacity of approximately 148 megawatts, increasing our Riverton Plant’s total generating capacity to 284 megawatts.

Financing Activities

Financing activities from continuing operations provided $34.7 million during the six months ended June 30, 2007 as compared to $117.6 million during the same period in 2006. Our 2007 sources include the $80 million principal amount of first mortgage bonds issued March 26, 2007. The net proceeds of $79.1 million, less $0.4 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

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

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $54.5 million as of August 1, 2007. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2007, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at June 30, 2007, however, $49.9 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended June 30, 2007 would permit us to issue approximately $369.0 million of new first mortgage bonds based on this test with an assumed interest rate of 6.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At June 30, 2007, we had retired bonds and net property additions which would enable the issuance of at least $523.3 million principal amount of bonds if the annual interest requirements are met. As of June 30, 2007, we are in compliance with all restrictive covenants of the EDE Mortgage.

The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. At June 30, 2007, we had property additions of $1.4 million. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of June 30, 2007, this test would not allow us to issue any new first mortgage bonds. The transition service costs incurred in 2006, although expected, negatively impact the coverage ratio.

As of June 30, 2007, our corporate credit ratings and the ratings for our securities were as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r	Baa2	BBB-
First Mortgage Bonds	BBB+	Baa1	BBB+
First Mortgage Bonds - Pollution Control Series	AAA	Aaa	AAA
Senior Notes	BBB	Baa2	BB+
Trust Preferred Securities	BBB-	Baa3	BB
Commercial Paper	F2	P-2	A-3
Outlook	Stable	Negative	Stable

On September 22, 2005, Standard & Poor’s (S&P), reflecting our announcement of our proposed acquisition of Aquila, Inc.’s Missouri natural gas properties, placed our corporate credit rating on credit watch with negative implications. S&P stated that the acquisition comes in addition to our embarking on a capital spending program that is significantly higher than historical levels and will be partially debt financed. On February 13, 2006, S&P removed our corporate credit rating from credit watch, but placed us on negative outlook. S&P also reduced the rating on our commercial paper from A-2 to A-3 on February 21, 2006. This reduction made it more difficult for us to issue commercial paper and, as a result, our short-term debt during the period from February 21, 2006 to June 30, 2006, was in the form of borrowings under our revolving credit facility. However, beginning on June 30, 2006, we were able to again issue commercial paper at the current rating under a new agreement with Wells Fargo Bank. On May 17, 2006, S&P lowered our long-term corporate credit rating to BBB- from BBB, senior secured debt to BBB+ from A-, senior unsecured debt rating to BB+ from BBB- and affirmed our short-term rating of A-3. S&P’s downgrade reflected their view that our financial measures will be constrained over the next several years by fuel and power costs that continue to exceed the level recoverable in rates, and by our higher-than-historical level of capital spending, including the acquisition of Missouri Gas. S&P affirmed our ratings on June 8, 2007 with a stable outlook.

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

CONTRACTUAL OBLIGATIONS

Set forth below is information summarizing our contractual obligations as of June 30, 2007. Not included in these amounts are expected obligations associated with our share of the Iatan 2 construction and Iatan 1 environmental construction additions for which we have not yet been billed. Other postretirement benefit plans are funded on an ongoing basis to match their corresponding costs, per regulatory requirements and have been estimated for 2007-2011 as noted below. Future pension funding commitments are not expected to be material over the next 5 years and have not been estimated for later years.

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(in millions)
Long-term debt (w/o discount)	$492.6	$—	$70.0	—	$422.6
Note payable to securitization trust	50.0	—	—	—	50.0
Interest on long-term debt	633.2	34.2	66.6	58.8	473.6
Short-term debt	49.9	49.9	—	—	—
Capital lease obligations	1.0	0.3	0.6	0.1	—
Operating lease obligations (2)	4.3	1.5	1.5	0.5	0.8
Electric purchase obligations (3)	369.3	84.0	115.6	58.3	111.4
Gas purchase obligations (4)	77.2	10.4	14.8	14.5	37.5
Open purchase orders	36.7	35.3	1.4	—	—
Plum Point	55.0	23.6	31.4	—	—
SPP transmission system upgrades	12.4	11.6	0.8	—	—
Postretirement benefit obligation funding	18.5	4.2	8.0	6.3	—
Other long-term liabilities (5)	4.3	0.2	0.4	0.4	3.3
Total Contractual Obligations	$1,804.4	$255.2	$311.1	$138.9	$1,099.2

(1) Some of our contractual obligations have price escalations based on economic indices, but we do not anticipate these escalations to be significant.

(2) Excludes payments under our Elk River Wind Farm and Meridian Way Wind Farm agreements, as payments are contingent upon output of the facilities. Payments under the Elk River Wind Farm agreement can run from zero up to a maximum of approximately $16.9 million per year based on a 20-year average cost and an annual output of 550,000 megawatt-hours. Payments under the Meridian Way Wind Farm agreement can range from zero to a maximum of approximately $14.6 million per year based on a 20-year average cost.

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

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of June 30, 2007 our retained earnings balance was $13.8 million, compared to $11.7 million as of June 30, 2006, after paying out $19.4 million in dividends during the first six months of 2007. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

Our diluted earnings per share were $0.34 for the six months ended June 30, 2007 and were $1.39 and $0.92 for the years ended December 31, 2006 and 2005, respectively. Dividends paid per share were $0.64 for the six months ended June 30, 2007 and $1.28 for each of the years ended December 31, 2006 and 2005.

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. As of June 30, 2007, our level of earned surplus did not prevent us from issuing dividends. In addition, under certain circumstances (including defaults thereunder), our Junior Subordinated Debentures, 8-1/2% Series due 2031, reflected as a note payable to securitization trust on our balance sheet, held by Empire District Electric Trust I, an unconsolidated securitization trust subsidiary, may also restrict our ability to pay dividends on our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. There were no changes in these policies in the quarter ended June 30, 2007.

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

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to minimize our risk from volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense and improve predictability. We expect that increases in gas prices will be partially offset by realized gains under financial derivative transactions. As of July 27, 2007, 91%, or 4.1 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2007 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at June 30, 2007, our natural gas expense would increase, and income before taxes would decrease by approximately $1.1 million based on our June 30, 2007 total hedged positions for the next twelve months.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of July 27, 2007, we have 0.9 million Dths in storage on the three pipelines that serve our customers. This represents 44% of our storage capacity leaving 1.0 million Dths to be injected into storage by November 1, 2007 to meet our 95% target. Our long-term hedge strategy for our gas segment is still in the development process. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Credit Risk. Credit risk is the risk of financial loss to the Company if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Amounts reported as margin deposit liabilities represent funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. As of June 30, 2007 and 2006, we had margin deposit assets of $3.8 million and $3.4 million, respectively, and margin deposit liabilities of $8.3 million and $5.3 million, respectively. On July 6, 2007, the $8.3 million of collateral being held from a counterparty was returned to the counterparty and was replaced with a letter of credit which is currently in our favor for $8.4 million, reflecting the current exposure over the threshold in our agreement with the counterparty.

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

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At July 27, 2007, gross credit exposure related to these transactions totaled $24.4 million, reflecting the unrealized gains for contracts carried at fair value.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except with respect to the integration of EDG, our acquired Missouri gas operations.

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

Item 5.  Other Information.

For the twelve months ended June 30, 2007, our ratio of earnings to fixed charges was 2.69x.  See Exhibit (12) hereto.

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

August 8, 2007