Form 10-Q
period 2007-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2007-11-07
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission file number: 1-3368

THE EMPIRE DISTRICT ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

Kansas	44-0236370
(State of Incorporation)	(I.R.S. Employer Identification No.)

602 Joplin Street, Joplin, Missouri	64801
(Address of principal executive offices)	(zip code)

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

As of November 1, 2007, 30,546,570 shares of common stock were outstanding.

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

•                  legislation;

•                  regulation, including environmental regulation (such as NOx, SO2 and CO2 regulation);

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30
	2007	2006
	(000’s except per share amounts)
Operating revenues:
Electric	$135,459	$124,756
Gas	5,641	4,930
Water	521	553
Non-regulated	866	631
	142,487	130,870
Operating revenue deductions:
Fuel	36,974	33,780
Purchased power	15,428	14,756
Cost of natural gas sold and transported	2,607	2,222
Regulated – other	17,384	15,560
Non-regulated – other	357	355
Maintenance and repairs	6,669	5,846
Depreciation and amortization	13,368	9,829
Provision for income taxes	11,461	12,311
Other taxes	6,569	5,757
	110,817	100,416

Operating income	31,670	30,454
Other income and (deductions):
Allowance for equity funds used during construction	736	44
Interest income	72	105
Benefit/(provision) for other income taxes	1	(134)
Other - non-operating expense	(200)	(311)
	609	(296)
Interest charges:
Long-term debt	8,059	6,879
Note payable to securitization trust	1,063	1,063
Short-term debt	833	449
Allowance for borrowed funds used during construction	(1,117)	(889)
Other	241	280
	9,079	7,782
Income from continuing operations	23,200	22,376

Earnings (loss) from discontinued operations, net of tax	111	(24)

Net income	$23,311	$22,352

Weighted average number of common shares outstanding - basic	30,481	30,120

Weighted average number of common shares outstanding - diluted	30,504	30,141

Earnings from continuing operations per weighted average share of common stock– basic and diluted	$0.76	$0.74

Earnings from discontinued operations per weighted average share of common stock – basic and diluted	$0.00	$0.00

Total earnings per weighted average share of common stock – basic and diluted	$0.76	$0.74

Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(000’s except per share amounts)
Operating revenues:
Electric	$329,900	$296,159
Gas	41,670	6,557
Water	1,425	1,407
Non-regulated	2,391	1,819
	375,386	305,942
Operating revenue deductions:
Fuel	84,387	77,443
Purchased power	55,348	48,888
Cost of natural gas sold and transported	26,051	2,958
Regulated – other	52,958	42,982
Non-regulated – other	1,192	971
Maintenance and repairs	23,682	16,205
Depreciation and amortization	39,147	28,469
Provision for income taxes	15,893	17,505
Other taxes	19,022	15,259
	317,680	250,680

Operating income	57,706	$55,262
Other income and (deductions):
Allowance for equity funds used during construction	2,294	166
Interest income	254	298
Benefit/(provision) for other income taxes	22	(82)
Other - non-operating expense	(685)	(752)
	1,885	(370)
Interest charges:
Long-term debt	23,063	19,069
Note payable to securitization trust	3,188	3,188
Short-term debt	2,175	1,701
Allowance for borrowed funds used during construction	(3,237)	(1,844)
Other	819	801
	26,008	22,915
Income from continuing operations	33,583	31,977

Earnings (loss) from discontinued operations, net of tax	63	(896)

Net income	$33,646	$31,081

Weighted average number of common shares outstanding - basic	30,388	27,628

Weighted average number of common shares outstanding - diluted	30,409	27,645

Earnings from continuing operations per weighted average share of common stock– basic and diluted	$1.11	$1.15

Earnings (loss) from discontinued operations per weighted average share of common stock – basic and diluted	$0.00	$(0.03)

Total earnings per weighted average share of common stock – basic and diluted	$1.11	$1.12

Dividends per share of common stock	$0.96	$0.96

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Months Ended
	September 30,
	2007	2006
	(000’s except per share amounts)
Operating revenues:
Electric	$416,394	$381,714
Gas	60,258	6,557
Water	1,861	1,770
Non-regulated	3,102	2,376
	481,615	392,417
Operating revenue deductions:
Fuel	100,899	105,606
Purchased power	72,799	65,571
Cost of natural gas sold and transported	38,378	2,959
Regulated – other	70,068	55,925
Non-regulated – other	1,558	1,299
Maintenance and repairs	30,626	21,918
Loss on plant disallowance	828	-
Depreciation and amortization	49,070	37,552
Provision for income taxes	20,335	18,125
Other taxes	24,790	19,921
	409,351	328,876

Operating income	72,264	63,541
Other income and (deductions):
Allowance for equity funds used during construction	3,533	361
Interest income	344	469
Benefit/(provision) for other income taxes	120	(102)
Other – non-operating expense	(894)	(983)
	3,103	(255)
Interest charges:
Long-term debt	29,941	25,008
Note payable to securitization trust	4,250	4,250
Short-term debt	2,750	1,726
Allowance for borrowed funds used during construction	(4,243)	(1,949)
Other	1,035	966
	33,733	30,001
Income from continuing operations	41,634	33,285

Earnings (loss) from discontinued operations, net of tax	211	(938)

Net income	$41,845	$32,347

Weighted average number of common shares outstanding - basic	30,341	27,228

Weighted average number of common shares outstanding - diluted	30,361	27,244

Earnings from continuing operations per weighted average share of common stock– basic and diluted	$1.37	$1.22

Earnings (loss) from discontinued operations per weighted average share of common stock – basic and diluted	$0.01	$(0.03)

Total earnings per weighted average share of common stock – basic and diluted	$1.38	$1.19

Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006
	($-000’s)

Net income	$23,311	$22,352
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(1,202)	(463)
Net change in fair market value of open derivative contracts for period	(7,071)	(4,320)
Income taxes	3,152	1,822
Net change in unrealized losses on derivative contracts	(5,121)	(2,961)

Comprehensive income	$18,190	$19,391

	Nine Months Ended
	September 30,
	2007	2006
	($-000’s)

Net income	$33,646	$31,081
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(1,254)	(1,268)
Net change in fair market value of open derivative contracts for period	1,541	(12,693)
Income taxes	(109)	5,319
Net change in unrealized gain/(loss) on derivative contracts	178	(8,642)

Comprehensive income	$33,824	$22,439

	Twelve Months Ended
	September 30,
	2007	2006
	($-000’s)

Net income	$41,845	$32,347
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(1,306)	(2,010)
Net change in fair market value of open derivative contracts for period	629	(16,827)
Income taxes	258	7,143
Net change in unrealized losses on derivative contracts	(419)	(11,694)

Comprehensive income	$41,426	$20,653

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2007	December 31, 2006
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,399,834	$1,291,533
Gas	54,130	51,936
Water	10,052	10,126
Non-regulated	23,239	21,242
Construction work in progress	139,631	111,918
	1,626,886	1,486,755
Accumulated depreciation and amortization	489,818	456,635
	1,137,068	1,030,120

Current assets:
Cash and cash equivalents	6,312	12,303
Accounts receivable – trade, net	45,002	33,477
Accrued unbilled revenues	14,602	14,866
Accounts receivable – other	13,748	13,217
Fuel, materials and supplies	46,873	46,613
Unrealized gain in fair value of derivative contracts	3,131	3,819
Prepaid expenses	4,129	3,711
Discontinued operations	—	94
	133,797	128,100
Noncurrent assets and deferred charges:
Regulatory assets	91,935	94,395
Goodwill	39,492	39,323
Unamortized debt issuance costs	6,778	6,044
Unrealized gain in fair value of derivative contracts	13,482	11,812
Other	4,353	5,221
Discontinued operations	—	873
	156,040	157,668
Total Assets	$1,426,905	$1,315,888

(Continued)

See accompanying Notes to Consolidated Financial Statements

	September 30, 2007	December 31, 2006
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 30,529,934 and 30,250,566 shares issued and outstanding, respectively	$30,530	$30,251
Capital in excess of par value	412,540	406,650
Retained earnings	27,332	22,916
Accumulated other comprehensive income, net of income tax	8,969	8,792
Total common stockholders’ equity	479,371	468,609

Long-term debt:
Note payable to securitization trust	50,000	50,000
Obligations under capital lease	390	512
First mortgage bonds and secured debt	242,949	163,088
Unsecured debt	248,593	248,798
Total long-term debt	541,932	462,398
Total long-term debt and common stockholders’ equity	1,021,303	931,007

Current liabilities:
Accounts payable and accrued liabilities	47,586	51,712
Current maturities of long-term debt	148	141
Short-term debt	67,745	77,050
Customer deposits	7,981	7,239
Interest accrued	10,706	3,889
Unrealized loss in fair value of derivative contracts	1,761	1,372
Taxes accrued	13,498	2,744
Other current liabilities	1,359	1,790
Discontinued operations	—	174
	150,784	146,111
Commitments and contingencies (Note 8)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	53,977	49,822
Deferred income taxes	154,643	140,838
Unamortized investment tax credits	3,502	3,971
Pension and other postretirement benefit obligations	21,734	26,458
Unrealized loss in fair value of derivative contracts	1,299	—
Other	19,663	17,496
Discontinued operations	—	185
	254,818	238,770
Total Capitalization and Liabilities	$1,426,905	$1,315,888

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
	($-000’s)
Operating activities:
Net income	$33,646	$31,081
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	43,072	31,900
Pension and postretirement benefit costs	7,027	4,108
Deferred income taxes and investment tax credit, net	9,636	547
Allowance for equity funds used during construction	(2,294)	(166)
Stock compensation expense	1,922	1,482
Unrealized gain on derivatives	(942)	(2,835)
Gain on the sale of non-regulated businesses	(161)	(272)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(12,733)	7,049
Fuel, materials and supplies	(260)	(6,359)
Prepaid expenses, other current assets and deferred charges	43	(5,260)
Accounts payable and accrued liabilities	(3,915)	(21,613)
Interest, taxes accrued and customer deposits,	18,225	21,601
Other liabilities and other deferred credits	(4,890)	1,127

Net cash provided by operating activities of continuing operations	88,376	62,390
Net cash provided by operating activities of discontinued operations	208	1,819
Net cash provided by operating activities	88,584	64,209

Investing activities:
Capital expenditures – regulated	(138,681)	(86,835)
Acquisition of gas operations	—	(103,193)
Capital expenditures and other investments – non-regulated	(3,223)	(2,125)
Proceeds from the sale of non-regulated businesses	3,240	1,095

Net cash used in investing activities of continuing operations	(138,664)	(191,058)
Net cash used in investing activities of discontinued operations	(12)	(377)
Net cash used in investing activities	(138,676)	(191,435)

Financing activities:
Proceeds from first mortgage bonds - electric	79,831	—
Proceeds from first mortgage bonds - gas	—	55,000
Long-term debt issuance costs	(1,078)	(748)
Proceeds from issuance of common stock net of issuance costs	4,272	78,252
Net short-term (repayments) borrowings	(9,305)	9,798
Dividends	(29,176)	(26,394)
Other	(375)	(377)

Net cash provided by financing activities of continuing operations	44,169	115,531
Net cash used in financing activities of discontinued operations	(68)	(374)
Net cash provided by financing activities	44,101	115,157

Net decrease in cash and cash equivalents	(5,991)	(12,069)

Cash and cash equivalents at beginning of period	12,303	15,892

Cash and cash equivalents at end of period	$6,312	$3,823

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

We operate our businesses as three segments:  electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly-owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to communities in northwest, north central and west central Missouri. Our other segment consists of our non-regulated businesses, primarily, a 100% interest in Empire District Industries, Inc., a subsidiary for our fiber optics business.

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

The Missouri Public Service Commission (MPSC) issued an order pertaining to our electric segment on December 21, 2006 granting us an annual increase of $29.4 million (including regulatory amortization), or 9.96%, with an effective date of January 1, 2007. The accounting treatment in this order includes regulatory amortization which provides us additional cash flow through rates to begin recovery of costs associated with our current generation expansion. This regulatory amortization was $7.9 million for the first nine months of 2007 and has been recorded as depreciation expense. Additionally, the MPSC adopted an agreement of the parties to continue to allow the recording of pension expense above or below the amount allowed in rates to a regulatory asset or liability, respectively. This mechanism, commonly referred to as a tracker, was also established for our other postretirement benefit expenses. Please see Notes 4 and 9 for further discussion of pension and other postretirement benefit regulatory treatment.

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

Note 3 – FASB Interpretation No. 48 (FIN 48) – Accounting for Uncertainty in Income Taxes

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” We file consolidated income tax returns in the U.S. federal and state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately $54,000 of additional liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At January 1, 2007 and September 30, 2007, our balance sheet included approximately $219,000 and $314,000, respectively, of unrecognized tax benefits which would affect our effective tax rate if recognized. We do not expect any material changes to unrecognized tax benefits within the next twelve months. We recognize interest accrued and penalties related to unrecognized tax benefits in other expenses.

Note 4– Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet.

Regulatory Assets and Liabilities

(In thousands)	September 30, 2007	December 31, 2006
Regulatory Assets:
Income taxes	$29,475	$27,893
Unamortized loss on reacquired debt	15,144	16,136
Unamortized loss on interest rate derivative	2,798	3,035
Pension and other postretirement benefits (1)	31,939	40,145
Asset retirement obligation	3,036	3,022
Unrecovered purchased gas costs and Kansas fuel costs	1,740	3,024
Ice storm costs	6,907	—
Other	896	1,140
Total	$91,935	$94,395

(In thousands)	September 30, 2007	December 31, 2006
Regulatory Liabilities:
Income taxes	$10,214	$12,100
Unamortized gain on interest rate derivative	4,434	4,561
Gain on disposition of emission allowances	363	361
Cost of removal	34,415	31,461
Pensions and other postretirement benefits	4,159	1,339
Kansas fuel costs	392	—
Total	$53,977	$49,822

(1) Primarily reflects regulatory assets resulting from the adoption of FAS 158 (including a $5.6 million decrease in our liability for Other Postretirement Benefits) and regulatory accounting for EDG acquisition costs.

Pension and Other Postretirement Benefits:  As discussed in Note 1, effective January 1, 2007, the MPSC granted regulatory treatment for our other postretirement benefit costs similar to the treatment already in place for our pension costs. We now recognize a regulatory asset or liability, along with corresponding decreases or increases in expense, respectively, for actuarial costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2007, approximately $2.8 million in additional regulatory liabilities and corresponding expense increases have been recognized.

In addition, approximately $0.4 million in pension and other postretirement benefit costs have been recognized since January 1, 2007 to reflect the amortization of the regulatory assets that were recorded at the time of the acquisition of the Aquila, Inc. gas properties. These regulatory assets reflect that the purchase accounting entries related to pension and other postretirement benefit costs were allowed to be ignored for ratemaking purposes, as they will be recovered in future rates.

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

The following presents certain consolidated proforma financial information for the nine months and twelve months ended September 30, 2006, as if our acquisition of Missouri Gas had been completed as of October 1, 2005. These estimates are based on historical results of the Missouri Gas operations, provided to us by Aquila, Inc., and are unaudited.

	Nine Months Ended	Twelve Months Ended
($-000’s except per share amounts)	2006	2006
Revenues	$335,586	$443,692

Net income from continuing operations	33,535	35,988

Earnings per share from continuing operations -basic and diluted	$1.15	$1.21

Note 6– Risk Management and Derivative Financial Instruments

Electric

We utilize derivatives to help manage our natural gas commodity market risk resulting from purchasing natural gas, to be used as fuel, on the volatile spot market and to manage certain interest rate exposure.

A $9.0 million net of tax, unrealized gain representing the fair market value of derivative contracts treated as cash flow hedges is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of September 30, 2007. The tax effect of $5.5 million on this gain is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning October 1, 2007 and ending on September 30, 2011. At the end of each determination period, or if cash flow hedge treatment is discontinued, any gain or loss for that period related to the instrument will be reclassified to fuel expense.

As of June 30, 2007, we elected to change our valuation of natural gas derivatives (financial hedges) for financial reporting purposes to a new methodology which is more closely related to an independent market valuation. For accounting purposes, this change is considered a change in estimate. To reflect the change, an approximate $6 million increase was recorded to the fair value of derivatives and $3.7 million, net of tax, was recorded to other comprehensive income at June 30, 2007. This change had no impact on the income statement.

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

The following table sets forth “mark-to-market” pre-tax gains/(losses) from the ineffective portion of our hedging activities for electric generation and the actual pre-tax gains/(losses) from the qualified portion of our hedging activities for settled contracts included in “Fuel” for each of the periods ended September 30:

	Three months ended		Nine months ended		Twelve months ended
(In thousands)	2007	2006	2007	2006	2007	2006
Ineffective Portion	$—	$—	$—	$(34)	$—	$(223)

Qualified Portion	$1,202	$463	$1,254	$1,268	$1,306	$2,010

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

As of October 26, 2007, 88% of our anticipated volume of natural gas usage for our electric operations for the remainder of year 2007 is hedged, either through physical or financial contracts, at an average price of $7.037 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next six years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2008	89%	7,676,000	$6.849
2009	54%	4,696,000	$6.060
2010	40%	3,696,000	$5.422
2011	39%	3,696,000	$5.422
2012	13%	1,200,000	$7.295
2013	13%	1,200,000	$7.295

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. As of October 26, 2007, we have 92% of our expected upcoming winter heating season usage (November 2007 through March 2008) hedged with physical storage, physical forward contracts and financial derivative contracts. The average price of these hedges is $5.405 per Dth. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As of November 1, 2007, we had 1.8 million Dths in storage on the three pipelines that serve our customers, which was 0.08 million Dths below our 95% target. Our long-term hedge positions for gas purchased for resale are still in the development process. A purchased gas adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

Note 7– Financing

On March 26, 2007, EDE issued $80 million principal amount of First Mortgage Bonds, 5.875% Series due 2037. The net proceeds of $79.1 million, less $0.4 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $47.5 million as of November 1, 2007. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2007, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2007, however, $67.7 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

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

Coal, Natural Gas and Transportation Contracts

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. The firm physical gas and transportation commitments total $60.1 million for October 1, 2007 through September 30, 2008, $49.5 million for October 1, 2008 through September 30, 2010, $46.1 million for October 1, 2010 through September 30, 2012 and $78.0 million for October 1, 2012 and beyond. In the event that this gas cannot be used at our plants, the gas would be liquidated at market price.

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements are $23.7 million for October 1, 2007 through September 30, 2008, $33.2 million for October 1, 2008 through September 30, 2010 and $1.8 million for October 1, 2010 through September 30, 2012.

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have contracted with Westar Energy for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $43.2 million through May 31, 2010.

We also have a long term agreement for the purchase of capacity from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. Construction began in the spring of 2006 with completion scheduled for 2010. We have the option to convert the 50 megawatts covered by the purchased power agreement into an ownership interest in 2015. Commitments under this contract total approximately $48.0 million through June 30, 2015.

We have entered into a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas to purchase the energy generated at the approximately 100-megawatt Phase 1 Meridian Wind Farm to be located in Cloud County, Kansas and a 20-year contract with Elk River Windfarm, LLC, owned by PPM Energy, to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. Although these agreements are considered operating leases under GAAP, payments for these wind agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in the operating lease obligations discussed below.

New Construction

On March 14, 2006, we entered into contracts to purchase an undivided interest in 50 megawatts of the Plum Point Energy Station’s new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. The estimated cost is approximately $103.0 million, including AFUDC. In addition, we entered into an agreement with Kansas City Power & Light (KCP&L) on June 13, 2006 to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We will own 12%, or approximately 100 megawatts, of the 850-megawatt unit. Construction began in the spring of 2006 with completion scheduled for 2010. We expect our share of the Iatan 2 construction costs will range from approximately $183.6 million to $200.5 million, excluding AFUDC.

Leases

On June 25, 2007, we entered into a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas. The agreement provides for a 20-year term commencing with the commercial operation date, which is expected to be about January 1, 2009. We will begin taking delivery of the energy at that time. Pursuant to the terms of the agreement, we will purchase all of the output from the approximately 100-megawatt Phase 1 Meridian Way Wind Farm to be located in Cloud County, Kansas. We do not own any portion of the windfarm. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $14.6 million based on a 20-year average cost.

On December 10, 2004, we entered into a 20-year contract with Elk River Windfarm, LLC to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. We have contracted to purchase approximately 550,000 megawatt-hours of energy per year, or approximately 10% of our annual supply under the contract, which was declared commercial on December 15, 2005. We do not own any portion of the windfarm. Payments for wind energy from the Elk River Windfarm are contingent upon output of the facility. Annual payments can run from zero to a maximum of approximately $16.9 million based on a 20 year average cost.

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

Our lease obligations over the next five years are as follows:

(In thousands)	Capital Leases
2007	$288
2008	288
2009	288
2010	28
2011	—
Thereafter	—
Total minimum payments	$892
Less amount representing maintenance	298
Net minimum lease payments	594
Less amount representing interest	56
Present value of net minimum lease payments	$538

(In thousands)	Operating Leases
2007	$1,524
2008	931
2009	288
2010	269
2011	156
Thereafter	715
Total minimum payments	$3,883

The accumulated amount of amortization for our capital leases was $0.2 million at September 30, 2007.

The following table represents our operating lease expense for the applicable periods ended September 30:

	Three Months Ended		Nine months Ended		Twelve Months Ended
(in thousands)	2007	2006	2007	2006	2007	2006
Operating lease expense	$348	$235	$1,051	$655	$1,304	$845

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

Our Asbury, Riverton and Iatan plants burn a blend of low sulfur Western coal (Powder River Basin) and higher sulfur blend coal and petroleum coke, or burn 100% low sulfur Western coal. In addition, tire-derived fuel (TDF) is used as a supplemental fuel at the Asbury Plant. The Riverton Plant can also burn natural gas as its primary fuel. The State Line Plant, the Energy Center Units 3 and 4 and the new Riverton Unit 12 are gas-fired facilities and do not receive SO2 allowances. In the near term, annual allowance requirements for the State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12, which are not expected to exceed 20 allowances per year, will be transferred from our inventoried bank of allowances. In 2006, the combined actual SO2 allowance need for all affected plant facilities exceeded the number of allowances awarded to us by the EPA, therefore, as of December 31, 2006, we had 31,000 banked SO2 allowances as compared to 41,000 at December 31, 2005. Based on current SO2 allowance usage projections, we will need to construct a sulfur scrubber at Asbury, modify coal blends or purchase additional SO2 allowances sometime around 2012.

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

The CAIR is not directed to specific generation units, but instead, requires the states (including Missouri and Arkansas) to develop State Implementation Plans (SIPs) to comply with specific NOx and SO2 state-wide annual budgets. Missouri and Arkansas finalized their respective regulations and submitted their SIPs to the EPA for approval. The EPA has published their proposal to approve the Missouri and Arkansas SIPs in the Federal Register. Until these SIPs are approved by the EPA, we cannot definitively determine the allowed emissions of NOx and SO2 for the Asbury, Energy Center, State Line and Iatan Plants in Missouri or the Plum Point Energy Station in Arkansas. However, based on the submitted SIPs, it appears we will have excess NOx allowances. SO2 allowances must be utilized at a 2:1 ratio for our Missouri units as compared to our non-CAIR Kansas units beginning in 2010. Based on current SO2 allowance usage projections, we will need to construct a sulfur scrubber at our Asbury plant, modify coal blends or purchase additional SO2 allowances sometime around 2012.

In order to help meet anticipated CAIR requirements and to meet air permit requirements for Iatan Unit 2, we are installing pollution control equipment on Iatan Unit 1 which will be completed around the end of 2008. This equipment includes a Selective Catalytic Reduction (SCR) system, a Flue Gas Desulphurization (FGD) system and a baghouse, with our share of the capital cost estimated at $46 million, excluding AFUDC. Of this amount, approximately $3.9 million was incurred in 2006. Approximately $14.0 million in 2007, $26.7 million in 2008, $1.4 million in 2009 and $0.3 million in 2010 are included in our current capital expenditures budget. These projects were included as part of our Experimental Regulatory Plan approved by the MPSC.

Also to help meet anticipated CAIR requirements, we are constructing an SCR at Asbury. We expect the SCR to be in service by January of 2008. We have awarded a contract and the

SCR is under construction and is currently being tied into the existing unit during our major turbine inspection outage in progress at the Asbury plant. Our Asbury units went off-line September 21, 2007 and are expected to be back on-line during the last week of November. As of September 30, 2007, we have spent $27.8 million (including AFUDC) on the SCR at Asbury, which is also included in our current capital expenditures budget. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC.

We also expect that additional pollution control equipment to comply with CAIR may become economically justified at the Asbury Plant sometime prior to 2015 and may include a FGD to control SO2 and a baghouse at an estimated capital cost of $100 million. At this time, we do not anticipate the installation of additional pollution control equipment at the Riverton Plant.

Clean Air Mercury Rule (CAMR)

On March 15, 2005, the EPA issued the CAMR regulations for mercury emissions by power plants under the requirements of the 1990 Amendments to the Clean Air Act. The new mercury emission limits will go into effect January 1, 2010.

The CAMR is not directed to specific generation units, but instead, requires the states (including Missouri, Kansas and Arkansas) to develop SIPs to comply with specific mercury state-wide annual budgets. Missouri, Kansas and Arkansas have finalized their respective regulations and submitted their SIPs to the EPA. Until their SIPs are approved, we cannot definitively determine the allowed emissions for mercury for the Asbury, Energy Center, State Line and Iatan Plants in Missouri, the Plum Point Energy Station in Arkansas or the Riverton Plant in Kansas. The proposed SIPs for all states include allowance trading programs for mercury that could allow compliance without additional capital expenditures.

Based on initial testing and the submitted SIPs, we believe we will be granted enough mercury allowances on January 1, 2010 in aggregate to meet our anticipated mercury emissions. We are adding mercury analyzers at Asbury during 2007 and at Riverton during 2008 in order to verify our mercury emissions and to meet the compliance date of January 1, 2009 for mercury analyzers and the mercury emission compliance date of January 1, 2010.

CO2 Emissions

Our coal and gas plants emit carbon dioxide (CO2), a greenhouse gas. Although not currently regulated, increasing public concern and political pressure from local, regional, national and international bodies may result in the passage of new laws mandating limits on greenhouse gas emissions such as CO2. Several bills addressing climate change have been introduced in the U.S. Congress and, in April 2007, the U.S. Supreme Court issued a decision ruling the EPA improperly declined to address CO2 impacts in a rule-making related to new motor vehicle emissions. While this decision is not directly applicable to power plant emissions, the reasoning of the decision could affect other regulatory programs. Various proposals in the U.S. Congress could require us to purchase offsets or allowances for some or all of our CO2 emissions, or otherwise affect us based on the amount of CO2 we generate. The impact on us of any future greenhouse gas regulation will depend in large part on the details of the requirements and the timetable for mandatory compliance. We continue to assess the financial and operational risks posed by possible future legislative changes pertaining to greenhouse gas emissions, but because these proposals are in the formative stages, we are unable to predict any future impacts on our financial conditions and operations.

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

The Riverton Plant is affected by final regulations for Cooling Water Intake Structures issued under the Clean Water Act Section 316(b) Phase II. The regulations became final on February 16, 2004 and require the submission of a Comprehensive Demonstration Study with the permit renewal in 2008. A Proposal for Information Collection (PIC) has been approved by the Kansas Department of Health and Environment (KDHE). Aquatic sampling commenced in April 2006 in accordance with the PIC and was completed in August 2007. Analysis of the sampling and a summary report will be completed by December 2007. On January 25, 2007, the United States Court of Appeals for the Second Circuit remanded key sections of the EPA’s February 16, 2004 regulations. On July 9, 2007, the EPA suspended the regulation and is expected to revise and re-propose the regulation in 2008. If this occurs, we will monitor the EPA revision process and comment appropriately. Data collection and analysis will continue under the PIC and will be expanded as needed to limit increased costs, if any, due to the EPA’s suspension and revision of the regulation. The permit renewal application will be prepared and submitted as scheduled following KDHE guidance. Under the initial 316(b) regulations, we did not expect costs associated with compliance to be material. We will assess costs under revised rules when they are complete.

Other. Under Title V of the 1990 Amendments, we must obtain site operating permits for each of our plants from the authorities in the state in which the plant is located. These permits, which are valid for five years, regulate the plant site’s total air emissions; including emissions from stacks, individual pieces of equipment, road dust, coal dust and other emissions. We have been issued permits for Asbury, Iatan, Riverton, State Line and the Energy Center Plants. We submitted the required renewal applications for the State Line and Energy Center Title V permits in 2003 and the Asbury Title V permit in 2004 and will operate under the existing permits until the MDNR issues the renewed permits. A Compliance Assurance Monitoring (CAM) plan is required by the renewed permit for Asbury. We estimate that the capital costs associated with the CAM plan will not exceed $2 million.

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

Gas Segment

The acquisition of Missouri Gas involved the property transfer of two former manufactured gas plant (MGP) sites previously owned by Aquila, Inc. and its predecessors. Site #1 is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri (the MDNR Registry). Site #2 has received a letter of no further action from the MDNR. A Change of Use request and work plan was approved by the MDNR allowing us to expand our existing service center at Site #1 in Chillicothe, Missouri. This project, which was completed in October 2007, included the removal of all excavated soil and the addition of a new concrete surface replacing the existing gravel at a cost of approximately $0.1 million.

Note 9 – Pension and Other Postretirement Benefits

The components of our net periodic cost of pension (expensed and capitalized) and other postretirement benefits are summarized below:

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
(in thousands)	2007	2006	2007	2006
Service cost	$869	$785	$228	$360
Interest cost	2,036	1,980	612	824
Expected return on plan assets	(2,554)	(2,507)	(683)	(725)
Amortization of prior service cost (1)	157	135	(508)	(147)
Amortization of net actuarial loss (1)	651	834	264	600
Net periodic benefit cost	$1,159	$1,227	$(87)	$912
Regulatory adjustments (2)	518	175	901	32
Adjusted pension and OPEB cost	$1,677	$1,402	$814	$944

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Service cost	$2,619	$2,552	$1,278	$1,362
Interest cost	6,124	5,549	2,562	2,485
Expected return on plan assets	(7,729)	(6,986)	(2,333)	(2,080)
Amortization of prior service cost (1)	344	335	(758)	(347)
Amortization of net actuarial loss (1)	1,951	2,485	864	1,800
Net periodic benefit cost	3,309	3,935	1,613	3,220
Regulatory adjustments (2)	1,926	(279)	1,651	60
Adjusted pension and OPEB cost	$5,235	$3,656	$3,264	$3,280

	Pension Benefits		Other Postretirement Benefits
	Twelve months ended September 30,
(in thousands)	2007	2006	2007	2006
Service cost	$3,470	$3,569	$1,782	$1,828
Interest cost	8,047	7,427	3,503	3,231
Expected return on plan assets	(10,256)	(9,274)	(3,035)	(2,613)
Amortization of prior service cost (1)	457	479	(873)	(484)
Amortization of transition obligation	—	—	—	244
Amortization of net actuarial loss (1)	2,786	3,311	1,462	2,232
Net periodic benefit cost	$4,504	$5,512	$2,839	$4,438
Regulatory adjustments (2)	2,361	(675)	1,791	60
Adjusted pension and OPEB cost	$6,865	$4,837	$4,630	$4,498

(1) 2007 amounts are amortized from our regulatory asset recorded upon adoption of FAS 158.

(2) Reflects the effect of regulatory accounting as discussed in Note 4.

Based on the performance of our pension plan assets through January 1, 2006 and 2007, we were not required under the Employee Retirement Income Security Act of 1974 (ERISA) to fund any additional minimum ERISA amounts with respect to 2006 or 2007.

We have made other postretirement benefit contributions of $3.0 million in 2007, which satisfies all of our 2007 funding requirements.

Note 10 – Stock-Based Awards and Programs

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30:

	Three Months Ended		Nine months Ended		Twelve Months Ended
(in thousands)	2007	2006	2007	2006	2007	2006

Compensation Expense	$400	$361	$1,666	$1,299	$2,037	$1,606
Tax Benefit Recognized	143	129	608	467	740	575

Activity for our various stock plans for the nine months ended September 30, 2007 is summarized below:

Performance-Based Restricted Stock Awards

The fair value of the estimated shares to be awarded under each grant of restricted stock was estimated on the date of grant using a lattice-based option valuation model with the assumptions noted in the following table:

	2007	2006
Risk-free interest rate	5.09% to 4.88%	4.60% to 4.54%
Expected volatility of Empire stock	16.6%	15.2%
Expected volatility of peer group stock	18.9%	19.8%
Expected dividend yield on Empire stock	5.55%	5.80%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
EDE percentile performance	25th	33rd
Fair value percentage	107.73%	108.13%
Grant date	1/31/2007	2/01/2006
Grant date fair value per share	$ 25.65	$ 24.04

Non-vested restricted stock awards (based on target number) as of September 30, 2007 and 2006 and changes during the nine months ended September 30, 2007 and 2006 were as follows:

	YTD 2007		YTD 2006
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Nonvested at January 1,	38,800	$22.25	40,300	$20.76
Granted	17,700	$23.81	13,600	$22.23
Awarded	(7,598)	$21.79	(7,954)	$18.25
Not Awarded	(5,502)		(7,146)

Nonvested at September 30,	43,400	$23.02	38,800	$22.25

At September 30, 2007, there was $0.5 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

A summary of option activity under the plan during the nine months ended September 30, 2007 and 2006 is presented below:

		Weighted Average		Weighted Average
	2007	Exercise	2006	Exercise
	Options	Price	Options	Price
Outstanding at January 1,	135,000	$22.21	142,500	$20.84
Granted	64,200	$23.81	41,700	$22.23
Exercised	50,000	$21.79	49,200	$18.25
Outstanding at September 30, (1)	149,200	$23.04	135,000	$22.21

(1) 2007 includes 4,200 shares at weighted average price of $21.79, which are vested and exercisable. All others are non-vested.

The aggregate intrinsic value at September 30, 2007 and 2006 was less than $0.1 million. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter.

The range of exercise prices for the options outstanding at September 30, 2007 was $21.79 to $23.81. The weighted-average remaining contractual life of outstanding options at September 30, 2007 and 2006 was 7.8 years and 8.3 years, respectively. As of September 30, 2007, there was $0.4 million of total unrecognized compensation expense related to the non-vested options granted under the plan. That cost will be recognized over a period of 1 to 3 years.

	Stock Options
	2007	2006

Weighted average fair value of grants	$2.38	$1.65
Risk-free interest rate	4.68%	3.27%
Dividend yield	5.33%	6.16%
Expected volatility	16.13%	18.14%
Expected life in months	60	60
Grant Date	1/31/07	2/1/06

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant of options to purchase common stock to eligible employees at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is ultimately valued at 90% of the lookback feature valued under the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2007, there were 480,812 shares available for issuance in this plan. The following table has been updated through the third quarter.

	2007		2006
Subscriptions outstanding at September 30	41,112		39,986
Maximum subscription price	$21.23	(1)	$20.05
Shares of stock issued	37,686		39,322
Stock issuance price	$20.05		$19.62

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2007 to May 31, 2008.

Assumptions for valuation of these shares using the Black-Scholes methodology are shown in the table below.

	ESSP
	Nine months ended
	2007	2006

Weighted average fair value of grants	$3.40	$3.19
Risk-free interest rate	4.98%	5.02%
Dividend yield	5.43%	5.75%
Expected volatility	18.01%	18.30%
Expected life in months	12	12
Grant Date	6/1/07	6/1/06

Note 11 – Regulated Other Operating Expense

The following table sets forth the major components comprising “Regulated – other” under “Operating Revenue Deductions” on our consolidated statements of operations for all periods presented ended September 30:

(in thousands)	Three Months Ended 2007	Three Months Ended 2006	Nine months Ended 2007	Nine months Ended 2006	Twelve Months Ended 2007	Twelve Months Ended 2006
Electric transmission and distribution expense	$2,545	$2,052	$6,924	$6,040	$9,248	$8,036
Natural gas transmission and distribution expense	419	416	1,287	539	1,791	539
Power operation expense (other than fuel)	2,704	2,513	7,689	7,122	10,167	9,775
Customer accounts and assistance expense	2,416	2,184	6,756	5,869	9,165	7,639
Employee pension expense (1)	1,603	1,196	4,993	2,990	6,197	3,260
Employee healthcare plan (1)	1,875	1,780	6,079	5,449	8,294	7,285
General office supplies and expense	2,521	2,073	7,690	5,790	9,854	7,672
Administrative and general expense	2,739	2,996	8,218	7,926	11,153	9,952
Allowance for uncollectible accounts	525	304	3,191	1,173	4,015	1,643
Miscellaneous expense	37	46	131	84	184	124
Total	$17,384	$15,560	$52,958	$42,982	$70,068	$55,925

(1) Includes effects of regulatory treatment for pension and other postretirement benefits but does not include capitalized portion.

Note 12 – Segment Information

We operate our business as three segments: electric, gas and other. As part of our electric segment, we also provide water service to three towns in Missouri. EDG is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. The other segment consists of our non-regulated businesses, primarily, a 100% interest in Empire District Industries, Inc., a subsidiary for our fiber optics business.

We sold our controlling 52% interest in Mid-America Precision Products (MAPP) on August 31, 2006, a company that specializes in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries. In December 2006, we sold our interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. For financial reporting purposes, these businesses, all of which were formerly within our other segment, have been classified as a discontinued operation and are not included in our segment information.

The tables below present information about the revenues, operating income, income from continuing operations, capital expenditures and total assets of our business segments.

	For the quarter ended September 30,
	2007
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$135,980	$5,641	$987	$(121)	$142,487
Operating income (loss)	31,427	(39)	282		31,670
Income (loss) from continuing operations	24,015	(907)	92		23,200

Capital Expenditures	$49,067	$825	$1,412		$51,304

	For the quarter ended September 30,
	2006
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$125,309	$4,930	$728	$(97)	$130,870
Operating income (loss)	30,494	(139)	99		30,454
Income (loss) from continuing operations	23,418	(1,113)	71		22,376

Capital Expenditures	33,418	1,205	553		35,176

	For the nine months ended September 30,
	2007
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$331,325	$41,670	$2,705	$(314)	$375,386
Operating income	54,403	2,663	640		57,706
Income from continuing operations	33,451	20	112		33,583

Capital Expenditures	$137,122	$1,559	$3,223		$141,904

	For the nine months ended September 30,
	2006
($-000’s)	Electric	Gas(2)	Other	Eliminations	Total
Statement of Income Information
Revenues	$297,566	$6,557	$2,113	$(294)	$305,942
Operating income (loss)	55,130	(187)	319		55,262
Income (loss) from continuing operations	33,221	(1,482)	238		31,977

Capital Expenditures	$85,240	$1,593 (1)	$2,127		$88,960

(1)          Does not include the acquisition of Missouri gas operation.

(2)          Represents the months of June through September 2006.

	For the twelve months ended September 30,
	2007
($-000’s)	Electric	Gas(2)		Other	Eliminations	Total
Statement of Income Information
Revenues	$418,255	$60,258		$3,513	$(411)	$481,615
Operating income	67,203	4,136		925		72,264
Income (loss) from continuing operations	41,161	542		(69)		41,634

Capital Expenditures(1)	$168,461	$962	(1)	$3,726		$173,149

(1)          Does not include the acquisition of Missouri gas operation.

	For the twelve months ended September 30,
	2006
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$383,484	$6,557	$2,759	$(383)	$392,417
Operating income (loss)	63,339	(187)	389		63,541
Income (loss) from continuing operations	34,484	(1,482)	283		33,285

Capital Expenditures(1)	$98,772	$1,593 (1)	$2,770		$103,135

(1)          Does not include the acquisition of Missouri gas operation.

(2)          Represents the months of June through September 2006.

	As of September 30, 2007
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,370,604	$118,621	$20,621	$(82,941)	$1,426,905

(1) Includes goodwill of $39,492

	As of December 31, 2006
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,248,591	$126,296	$21,659	$(80,658)	$1,315,888

(1) Includes goodwill of $39,323.

Note 13 – Discontinued Operations

In August 2006, we sold our controlling 52% interest in MAPP, a company that specializes in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries. In December 2006, we sold our 100% interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. We have reported MAPP, Conversant and Fast Freedom’s results as discontinued operations. A summary of the components of gains or losses from discontinued operations for all periods reported as of September 30, follows:

	For the three months ended September 30, 2006
(in thousands)	MAPP	Conversant	Fast Freedom	Total
Revenues	$1,904	$575	$333	$2,812
Expenses	2,040	911	404	3,355
Losses from discontinued operations before income taxes	(136)	(336)	(71)	(543)
Gain on disposal	272	—	—	272
Income tax	52	128	27	207
Minority interest	65	—	—	65
Income tax – minority interest	(25)	—	—	(25)
Gain (loss) from discontinued operations	$228	$(208)	$(44)	$(24)

	For the nine months ended September 30, 2006
(in thousands)	MAPP	Conversant	Fast Freedom	Total
Revenues	$8,926	$1,513	$1,017	$11,456
Expenses	9,295	3,004	1,221	13,520
Losses from discontinued operations before income taxes	(369)	(1,491)	(204)	(2,064)
Gain on disposal	272	—	—	272
Income tax	140	568	78	786
Minority interest	177	—	—	177
Income tax – minority interest	(67)	—	—	(67)
Gain (loss) from discontinued operations	$153	$(923)	$(126)	$(896)

	For the twelve months ended September 30, 2006
(in thousands)	MAPP	Conversant	Fast Freedom	Total
Revenues	$15,209	$2,335	$1,334	$18,878
Expenses	15,245	3,973	1,631	20,849
Losses from discontinued operations before income taxes	(36)	(1,638)	(297)	(1,971)
Gain on disposal	272	—	—	272
Income tax	14	624	113	751
Minority interest	17	—	—	17
Income tax – minority interest	(7)	—	—	(7)
Gain (loss) from discontinued operations	$260	$(1,014)	$(184)	$(938)

	For the three months ended September 30, 2007
(in thousands)	MAPP	Conversant	Fast Freedom	Total
Revenues			$282	$282
Expenses			363	363
Losses from discontinued operations before income taxes			(81)	(81)
Gain on disposal			161	161
Income tax			31	31
Minority interest			—	—
Income tax – minority interest			—	—
Gain (loss) from discontinued operations			$111	$111

	For the nine months ended September 30, 2007
(in thousands)	MAPP	Conversant	Fast Freedom	Total
Revenues			$905	$905
Expenses			1,063	1,063
Losses from discontinued operations before income taxes			(158)	(158)
Gain on disposal			161	161
Income tax			60	60
Minority interest			—	—
Income tax – minority interest			—	—
Gain (loss) from discontinued operations			$63	$63

	For the twelve months ended September 30, 2007
(in thousands)	MAPP	Conversant	Fast Freedom	Total
Revenues	$	$308	$1,251	$1,559
Expenses		904	1,473	2,376
Losses from discontinued operations before income taxes		(595)	(222)	(817)
Gain on disposal		555	161	717
Income tax		227	84	311
Minority interest		—	—	—
Income tax – minority interest		—	—	—
Gain (loss) from discontinued operations	$	$187	$24	$211

Differences could occur due to rounding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment consists of our non-regulated businesses, primarily, a 100% interest in Empire District Industries, Inc., a subsidiary for our fiber optics business. During the twelve months ended September 30, 2007, 86.9% of our gross operating revenues were provided from sales from our electric segment (including 0.4% from the sale of water), 12.5% from the sale of gas and 0.6% from our non-regulated businesses.

In August 2006, we sold our controlling 52% interest in Mid-America Precision Products (MAPP), which specializes in close-tolerance custom manufacturing. In December 2006, we sold our 100% interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider.  For financial reporting purposes, MAPP, Conversant and Fast Freedom, all of which were formerly within our other segment, have been classified as discontinued operations and are not included in our segment information.

Electric Segment

The primary drivers of our electric operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth and (4) general economic conditions. The utility commissions in the states in which we operate, as well as the Federal Energy Regulatory Commission (FERC), set the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily fuel and purchased power) and/or rate relief. We assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary. Weather affects the demand for electricity. Very hot summers and very cold winters increase electric demand, while mild weather reduces demand. Residential and commercial sales are impacted more by weather than industrial sales, which are mostly affected by business needs for electricity and by general economic conditions. Customer growth, which is the growth in the number of customers, contributes to the demand for electricity. We expect our annual electric customer growth to range from approximately 1.4% to 1.7% over the next several years. Our electric customer growth for the twelve months ended September 30, 2007 was 1.2%. We define electric sales growth to be growth in kWh sales excluding the impact of weather. The primary drivers of electric sales growth are customer growth and general economic conditions.

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

Gas Segment

The primary drivers of our gas operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth, (4) the cost of natural gas and interstate pipeline transportation charges and (5) general economic conditions. The MPSC sets the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily commodity natural gas) and/or rate relief. We assess the need for rate relief and file for such relief when necessary. However, as part of the unanimous stipulation and agreement filed with the MPSC on March 1, 2006 and approved on April 18, 2006, we have agreed to not file a rate increase request for non-gas costs prior to June 1, 2009. A PGA clause is included in our gas rates, which allows us to recover our actual cost of natural gas from customers through rate changes, which are made periodically (up to four times) throughout the year in response to weather conditions, natural gas costs and supply demands. Weather affects the demand for natural gas. Very cold winters increase demand for gas, while mild weather reduces demand. Due to the seasonal nature of the gas business, revenues and earnings are typically concentrated in the November through March period, which generally corresponds with the heating season. Customer growth, which is the growth in the number of customers, contributes to the demand for gas. Our gas segment customer growth for the twelve months ended September 30, 2007 was (2.0)%, which we believe was due to higher gas prices and general economic conditions. We expect our annual gas customer growth to be up to 1% over the next several years. We define gas sales growth to be growth in mcf sales excluding the impact of weather. The primary drivers of gas sales growth are customer growth and general economic conditions.

The primary driver of our gas operating expense in any period is the price of natural gas. However, because gas purchase costs for our gas utility operations are normally recovered from our customers, any change in gas prices does not have a corresponding impact on income unless such costs are deemed imprudent or causes customers to reduce usage.

Earnings

During the third quarter of 2007, basic and diluted earnings per weighted average share of common stock were $0.76 as compared to $0.74 in the third quarter of 2006. For the nine months ended September 30, 2007, basic and diluted earnings per weighted average share of common stock were $1.11 as compared to $1.12 for the nine months ended September 30, 2006. For the twelve months ended September 30, 2007, basic and diluted earnings per weighted average share of common stock were $1.38 as compared to $1.19 for the twelve months ended September 30, 2006. As reflected in the table below, the primary positive drivers for all periods presented were increased electric and gas revenues while negative drivers for all periods presented included increased purchased power costs, natural gas sold and transported costs, regulated electric expenses, regulated gas expenses (excluding third quarter 2007), depreciation, maintenance and repairs expense (including the effect of the January 2007 ice storm costs during the nine months ended and twelve months ended periods), other taxes and interest charges. Contributing to increased earnings for the twelve months ended September 30, 2007 was a decrease in electric fuel costs. However, increases in electric fuel costs negatively impacted earnings for the three and nine months ended September 30, 2007.

The following reconciliation of basic earnings per share between the three months, nine months and twelve months ended September 30, 2006 versus September 30, 2007 is a non-GAAP presentation. We believe this information is useful in understanding the fluctuation in earnings per share between the prior and current years. The reconciliation presents the after tax impact of significant items and components of the statement of operations on a per share basis before the impact of additional stock issuances which is presented separately. Earnings per share for the three months, nine months and twelve months ended September 30, 2006 and 2007 shown in the reconciliation are presented on a GAAP basis and are the same as the amounts included in the statements of operations. This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statements of operations.

	Three Months Ended	Nine months Ended	Twelve Months Ended
Earnings Per Share – 2006*	$0.74	$1.12	$1.19

Revenues
Electric on-system	$0.13	$0.62	$0.69
Electric off – system and other	0.10	0.15	0.12
Gas**	0.02	0.81	1.26
Water	0.00	0.00	0.00
Non – Regulated	0.00	0.01	0.02
Expenses
Electric fuel	(0.07)	(0.16)	0.11
Purchased power	(0.01)	(0.15)	(0.17)
Cost of natural gas**	(0.01)	(0.53)	(0.83)
Regulated – electric	(0.05)	(0.13)	(0.17)
Regulated –gas	0.01	(0.10)	(0.17)
Non-regulated	0.00	0.00	(0.01)
Maintenance and repairs	(0.02)	(0.17)	(0.20)
Depreciation and amortization	(0.08)	(0.25)	(0.27)
Other taxes	(0.02)	(0.09)	(0.11)
Loss on plant allowance	0.00	0.00	(0.02)
Change in effective income tax rates	0.03	0.06	0.06
Interest charges	(0.03)	(0.10)	(0.14)
AFUDC	0.02	0.08	0.13
Discontinued operations	0.00	0.03	0.04
Other income and deductions	0.00	0.00	(0.01)
Dilutive effect of additional shares issued in July 2006	0.00	(0.09)	(0.14)
Earnings Per Share – 2007*	$0.76	$1.11	$1.38

* The effects of discontinued operations for 2007 were de minimus gains for both the three months ended and the nine months ended and a gain of $0.01 for the twelve months ended September 30, 2007. The effect for 2006 was a de minimus loss for the three months ended and losses of $0.03 for both the nine months ended and twelve months ended September 30, 2006.

** Gas segment revenues and expenses began June 1, 2006.

Recent Activities

Non-Regulated Businesses

On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. For financial reporting purposes, this business has been classified as a discontinued operation and is not included in our segment information. Our gain on the disposal of Fast Freedom was $0.2 million.

Regulatory Matters

On October 1, 2007, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $34.7 million, or 10.11%. This request is to allow us to recover our investment in the new 150-megawatt combustion turbine, Unit 12, at our Riverton Plant, capital expenditures associated with the construction of a selective catalytic reduction system at our Asbury Plant, capital expenditures and expenses related to the January 2007 ice storm and other changes in our underlying costs. We are also requesting implementation of a fuel adjustment clause in Missouri which would permit the distribution to Missouri customers of changes in fuel and purchased power costs.

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

On January 4, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Court of Appeals, Western District, seeking to have the order approving tariffs issued by the MPSC on December 29, 2006, set aside. On March 12, 2007, the Court of Appeals issued an order denying the OPC’s petition.

On March 19, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court seeking an order requiring the MPSC to vacate and rescind its December 29, 2006 order approving tariffs and directing the MPSC to provide an effective date for any subsequent tariff approval order that allows at least ten days to prepare and file an application for rehearing. On May 1, 2007, the Missouri Supreme Court issued a preliminary writ directing the MPSC to respond to the OPC’s petition. Following briefs and oral argument, on October 30, 2007, the Supreme Court made its preliminary writ peremptory and issued an opinion directing the MPSC to vacate its December 29 order approving tariffs and allow the Public Counsel a reasonable time to prepare and file an application for rehearing. The Court did not examine the lawfulness or reasonableness of the substance of the MPSC’s December 29, 2006 order approving tariffs, and considered only the timing of the issuance of the order. The Court also did not consider the underlying tariffed rates which continue in force and in effect.

Motions for rehearing may be filed with the Missouri Supreme Court within 15 days of the issuance of the opinion. In the absence of a rehearing, a mandate will be issued by the Missouri Supreme Court in mid-November, and the MPSC should thereafter take action in compliance with the writ and opinion.

For additional information, see “Rate Matters” below.

Energy Supply

On June 25, 2007, we entered into a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas. The agreement provides for a 20-year term commencing with the commercial operation date, which is expected to be about January 1, 2009. We will begin taking delivery of the energy at that time. Pursuant to the terms of the agreement, we will purchase all of the output from the approximately 100-megawatt Phase 1 Meridian Way Wind Farm located in Cloud County, Kansas and owned by Cloud County Windfarm, LLC. We do not own any portion of the windfarm. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $14.6 million based on a 20-year average cost.

As of April 10, 2007, our new Siemens V84.3A2 combustion turbine, Unit 12 at our Riverton plant, began commercial operation. Riverton Unit 12 has a summer rated capacity of 150 megawatts, increasing our Riverton Plant’s total generating capacity to 286 megawatts.

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

Asbury SCR

In order to help meet anticipated CAIR requirements, we are constructing an SCR at Asbury. We expect the SCR to be in service by January of 2008. We have awarded a contract and the SCR is under construction and is currently being tied into the existing unit during our major turbine inspection outage in progress at the Asbury plant. Our Asbury units went off-line September 21, 2007 and are expected to be back on-line during the last week of November. As of September 30, 2007, we have spent $27.8 million (including AFUDC) on the SCR at Asbury, which is also included in our current capital expenditures budget. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC. In addition, as a result of the extended outage at Asbury during the fourth quarter of 2007, we expect that our earnings for the fourth quarter will be negatively impacted compared to earnings in the fourth quarter of 2006. We will have to replace the energy generated by Asbury with energy generated at our gas plants or by buying purchased power. We estimate that this will increase our expenses approximately $7-9 million in the fourth quarter compared to the fourth quarter of 2006.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2007, compared to the same periods ended September 30, 2006.

The following table represents our results of operations by operating segment for the applicable periods ended September 30:

	Three Months Ended		Nine months Ended		Twelve Months Ended
(in millions)	2007	2006	2007	2006	2007	2006

Income from continuing operations Electric	$24.0	$23.4	$33.5	$33.2	$41.2	$34.5
Gas	(0.9)	(1.1)	0.0	(1.4)	0.5	(1.5)
Other	0.1	0.1	0.1	0.2	(0.1)	0.3
Income from continuing operations	$23.2	$22.4	$33.6	$32.0	$41.6	$33.3
Income/(loss) from discontinued operations	0.1	0.0	0.1	(0.9)	0.2	(0.9)
Net income	$23.3	$22.4	$33.6	$31.1	$41.8	$32.3

Differences could occur due to rounding.

Electric Segment

Overview

Our electric segment income from continuing operations for the third quarter of 2007 was $24.0 million as compared to $23.4 million for the third quarter of 2006.

Electric segment operating revenues comprised approximately 95.4% of our total operating revenues during the third quarter of 2007. Of our total electric operating revenues during the third quarter of 2007, approximately 41.2% were from residential customers, 30.4% from commercial customers, 15.2% from industrial customers, 3.9% from wholesale on-system customers, 6.1% from wholesale off-system transactions and 3.2% from miscellaneous sources, primarily public authorities. The breakdown of our customer classes has not significantly changed from the third quarter of 2006.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales for the applicable periods ended September 30, were as follows:

kWh Sales (in millions)

	3 Months Ended	3 Months Ended	%	9 Months Ended	9 Months Ended	%	12 Months Ended	12 Months Ended	%
	2007	2006	Change*	2007	2006	Change*	2007	2006	Change*
Residential	567.9	589.6	(3.7)%	1,491.8	1,456.0	2.5%	1,934.7	1,897.4	2.0%
Commercial	459.4	470.5	(2.4)	1,215.5	1,172.8	3.6	1,589.8	1,541.2	3.2
Industrial	298.3	314.7	(5.2)	843.1	869.6	(3.0)	1,119.1	1,147.0	(2.4)
Wholesale On-System	98.2	96.9	1.3	260.9	258.3	1.0	340.3	336.6	1.1
Other**	30.7	31.5	(2.4)	86.4	84.5	2.1	114.5	113.6	0.8
Total On-System	1,454.5	1,503.2	(3.2)	3,897.7	3,841.2	1.5	5,098.4	5,035.8	1.2

Operating Revenues ($ in millions)

	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
	2007	2006	Change*	2007	2006	Change*	2007	2006	Change*
Residential	$55.9	$52.9	5.7%	$136.8	$123.7	10.6%	$172.5	$158.1	9.1%
Commercial	41.2	38.9	6.2	99.5	88.5	12.5	126.1	113.9	10.7
Industrial	20.5	20.0	2.5	52.5	50.2	4.4	67.0	64.6	3.9
Wholesale On-System	5.2	5.2	0.8	13.8	13.8	0.2	17.6	18.0	(2.6)
Other**	3.0	2.7	9.0	7.5	6.8	10.7	9.7	9.0	8.1
Total On-System	$125.8	$119.7	5.2	$310.1	$283.0	9.6	$392.9	$363.6	8.1

*Percentage changes are based on actual kWh sales and revenues and may not agree to the rounded amounts shown above.

**Other kWh sales and other operating revenues include street lighting, other public authorities and interdepartmental usage.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers decreased during the third quarter of 2007 as compared to the third quarter of 2006 when we had a one time revision to our estimate of unbilled revenues and corresponding KWhs. Revenues for our on-system customers increased approximately $6.2 million, or 5.2%. The January 2007 Missouri rate increase (discussed below) contributed an estimated $9.9 million to revenues while continued sales growth contributed an estimated $2.2 million during the third quarter of 2007, partially offset by the $5.9 million revision to our estimate of unbilled revenues in the third quarter of 2006. Weather and other related factors had a negligible effect. We expect our annual electric customer growth to range from approximately 1.4% to 1.7% over the next several years. Our electric customer growth for the twelve months ended September 30, 2007 was 1.2%.

The decrease in residential, commercial and industrial kWh sales during the third quarter of 2007 as compared to the same period in 2006 was primarily due to the revision to our estimate of unbilled revenues and corresponding KWhs in the third quarter of 2006. Revenues were positively affected by the January 2007 Missouri rate increase.

On-system wholesale kWh sales increased during the third quarter of 2007 reflecting continued sales growth. Revenues associated with these FERC-regulated sales increased only slightly, as a result of the fuel adjustment clause applicable to such sales. This clause permits the distribution to customers of changes in fuel and purchased power costs.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended September 30:

	2007	2006
	Three Months	Three Months
(in millions)	Ended	Ended
Revenues	$8.8	$4.4
Expenses	6.1	3.2
Net*	$2.8	$1.2

*Differences could occur due to rounding.

Revenues less expenses increased during the third quarter of 2007 as compared to the third quarter of 2006 primarily due to sales facilitated by the SPP Energy Imbalance Services (EIS) market that began on February 1, 2007. Sales from this market contributed $3.2 million to our off-system electric revenues during the third quarter of 2007 with $2.2 million of related expense while sales from the BPU contract contributed approximately $1.8 million to revenues. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the third quarter of 2007, total electric segment operating expenses increased approximately $9.7 million (10.3%) compared with the same period last year. Total fuel costs increased approximately $3.2 million (9.5%) while purchased power costs increased approximately

$0.7 million (4.6%) during the third quarter of 2007. The increase in fuel costs was primarily due to increased generation by our gas fired units (an estimated $5.1 million) partially offset by lower prices for both the hedged and unhedged natural gas that we burned in our gas-fired units in the third quarter of 2007 (an estimated $1.2 million). Decreased coal costs reduced fuel costs approximately $0.3 million in the third quarter of 2007 while decreased coal generation reduced fuel costs approximately $0.2 million. The net increase in fuel and purchased power during the third quarter of 2007 as compared to the same period last year was $3.9 million (8.0%).

Regulated – other operating expenses for our electric segment increased approximately $2.1 million (15.6%) during the third quarter of 2007 as compared to the same period in 2006 primarily due to a $0.5 million increase in transmission and distribution expense, $0.4 million increase in employee pension expense, a $0.4 million increase in professional services, a $0.2 million increase in uncollectible accounts, a $0.2 million increase in customer accounts expense, a $0.1 million increase in labor and other costs, a $0.1 million increase in injuries and damages expense, a $0.1 million increase in regulatory commission expense and a $0.1 million increase in employee health care expense. The increase in pension costs is primarily due to the effects of regulatory accounting. We defer or record pension and other postretirement benefit costs (other than EDG other postretirement benefit costs) if they are more or less, respectively, than those allowed in rates for the Missouri and Kansas portion of pension costs. The increase in employee health care costs resulted from higher active employee costs.

Maintenance and repairs expense increased approximately $0.9 million (16.2%) as compared to the third quarter of 2006 primarily due to a $1.0 million increase in transmission and distribution maintenance costs and a $0.3 million increase at the Energy Center plant due to a bearing failure in Unit #3 in the second quarter of 2007 that was repaired in the third quarter of 2007. These increases were partially offset by a $0.2 million decrease in maintenance and repairs expense at the State Line Combined Cycle (SLCC) plant and a $0.1 million decrease in maintenance and repairs expense at the State Line plant as compared to the third quarter of 2006.

Depreciation and amortization expense increased approximately $3.5 million (37.7%) during the quarter mainly due to $2.6 million of regulatory amortization related to the January 2007 Missouri rate order that has been recorded as depreciation expense. Other taxes increased approximately $0.4 million during the third quarter of 2007 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers increased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to continued sales growth and colder weather in the first quarter of 2007 as compared to 2006. Revenues for our on-system customers increased approximately $27.1 million, or 9.6%. The January 2007 Missouri rate increase (discussed below) contributed an estimated $22.1 million to revenues while continued sales growth contributed an estimated $7.5 million during the nine months ended September 30, 2007. Weather and other related factors increased revenues by approximately $3.5 million compared to the nine months ended September 30, 2006. These increases were partially offset by the $5.9 million revision to our estimate of unbilled revenues in the third quarter of 2006.

The increase in residential and commercial kWh sales during the nine months ended September 30, 2007 was primarily due to continued sales growth and the colder weather conditions in the first quarter as compared with 2006. Revenues were primarily affected by the January 2007 Missouri rate increase, as well as the continued sales growth and colder weather.

Industrial kWh sales decreased for the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to a pipeline customer running at minimum output during the first quarter of 2007 as well as the revision to our estimate of unbilled revenues in the third quarter of 2006. Industrial revenues increased during this period, reflecting the Missouri rate increase.

On-system wholesale kWh sales increased during the nine months ended September 30, 2007 reflecting the continued sales growth discussed above. Revenues associated with these FERC-regulated sales increased only slightly, as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended September 30:

	2007	2006
	Nine months	Nine months
(in millions)	Ended	Ended
Revenues	$17.4	$11.4
Expenses	12.1	8.1
Net*	$5.3	$3.3

*Differences could occur due to rounding.

Revenues less expenses increased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to sales facilitated by the EIS market that began on February 1, 2007. Sales from this market contributed $6.5 million to our off-system electric revenues in the nine months ended September 30, 2007 with $4.4 million of related expense while sales from the BPU contract contributed approximately $2.1 million to revenues. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the nine months ended September 30, 2007, total electric segment operating expenses increased approximately $34.5 million (14.2%) compared with the same period last year. Total fuel costs increased approximately $6.9 million (9.0%) while purchased power costs increased approximately $6.5 million (13.2%) during the nine months ended September 30, 2007. The increase in purchased power costs primarily reflected increased purchases on the spot market for replacement energy due to an unscheduled outage at the Iatan plant in May 2007. The increase in fuel costs was primarily due to increased generation by our gas fired units during the nine months ended September 30, 2007 (an estimated $9.7 million) partially offset by lower prices for both the hedged and unhedged natural gas that we burned in our gas-fired units (an estimated $2.2 million). Increased coal costs contributed approximately $1.2 million to total fuel costs during the nine months ended September 30, 2007 offset by decreased coal generation (approximately $2.0 million). The net increase in fuel and purchased power during the nine months ended September 30, 2007 as compared to the same period last year was $13.4 million (10.6%).

Regulated – other operating expenses for our electric segment increased approximately $5.6 million (14.1%) during the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to a $1.7 million increase in employee pension expense, a $0.9 million increase in transmission and distribution expense, a $0.8 million increase in uncollectible accounts, a $0.5 million increase in labor and other costs, a $0.4 million increase in injuries and damages expense, a $0.4 million increase in customer accounts expense, a $0.3 million increase in professional services, a $0.3 million increase in regulatory commission expense and a $0.2 million increase in employee health care expense. We defer or record pension and other postretirement benefit costs (other than EDG other postretirement benefit costs) if they are more or less, respectively, than those allowed in rates for the Missouri and Kansas portion of pension costs.

Maintenance and repairs expense increased approximately $6.8 million (43.6%) as compared to the nine months ended September 30, 2006 primarily due to a $7.0 million increase in transmission and distribution maintenance costs, a $0.6 million increase in maintenance and repairs expense at the Iatan plant related to the 2007 first quarter planned maintenance and turbine inspection and a $0.4 million increase in maintenance and repairs expense at the Energy Center plant related to the Unit #3 bearing repair in the third quarter of 2007. The increase in distribution costs reflects $4.6 million related to the January 2007 ice storm. Another $1.2 million of non-incremental tree trimming and labor maintenance cost was incurred in the first quarter of 2007 due to the ice storm that otherwise would have been spent on other projects. These increases were partially offset by a $0.6 million decrease in maintenance and repairs expense at the Asbury plant as compared to 2006 when the Asbury plant had an unscheduled outage in the first quarter due to a blade failure and a $0.5 million decrease in maintenance and repairs expense for our SLCC plant.

Depreciation and amortization expense increased approximately $9.8 million (35.8%) during the nine months ended September 30, 2007 mainly due to $7.9 million of regulatory amortization related to the January 2007 Missouri rate order that has been recorded as depreciation expense. Other taxes increased approximately $1.3 million during the nine months ended September 30, 2007 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended September 30, 2007 Compared to Twelve Months Ended September 30, 2006

Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended September 30, 2007, kWh sales to our on-system customers increased 1.2% with the associated revenues increasing approximately $29.3 million (8.1%). The January 2007 Missouri rate increase and January 2006 Kansas rate increase contributed an estimated $22.6 million to revenues while continued sales growth contributed an estimated $10.1 million. Weather and other related factors contributed an estimated $2.6 million. These increases were partially offset by the $5.9 million revision to our estimate of unbilled revenues in the third quarter of 2006.

Residential and commercial kWh sales and associated revenues increased primarily due to sales growth while the associated revenues also increased due to the Missouri and Kansas rate increases. Industrial kWh sales decreased for the twelve months ended September 30, 2007 as compared to the same period in 2006 primarily due to a pipeline customer running at minimum output during the first quarter of 2007 as well as the revision to our estimate of unbilled revenues in the third quarter of 2006. Industrial revenues increased during this period, reflecting the aforementioned rate increases.

On-system wholesale kWh sales increased, reflecting the sales growth discussed above, while revenues associated with these FERC-regulated sales decreased as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended September 30:

	2007	2006
	Twelve Months	Twelve Months
(in millions)	Ended	Ended
Revenues	$20.5	$15.7
Expenses	14.4	11.4
Net*	$6.0	$4.3

*Differences could occur due to rounding.

Revenues less expenses increased during the twelve months ended September 30, 2007 as compared to the same period in 2006 primarily due to sales facilitated by the EIS market that began on February 1, 2007. Sales from this market contributed $6.5 million to our off-system electric revenues for the twelve months ended September 30, 2007 with $4.4 million of related expense while sales from the BPU contract contributed approximately $2.1 million to revenues. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the twelve months ended September 30, 2007, total electric segment operating expenses increased approximately $30.9 million (9.7%) compared to the year ago period. Total fuel costs decreased approximately $4.7 million (4.5%) during the twelve months ended September 30, 2007 while purchased power costs increased $7.2 million (11.0%) during the same period. The increase in purchased power costs primarily reflected increased purchases on the spot market for replacement energy due to an unscheduled outage at the Iatan plant in May 2007 and increased purchases from the Elk River Windfarm, LLC. The decrease in fuel costs was primarily due to lower prices for both the hedged and unhedged natural gas that we burned in our gas-fired units (an estimated $6.9 million) partially offset by increased generation by our gas-fired units (an estimated $1.7 million). Decreased coal generation of approximately $1.5 million also contributed to the decrease in fuel costs, offset by increased coal costs of approximately $1.8 million. The net increase in fuel and purchased power during the twelve months ended September 30, 2007 as compared to the same period last year was $2.5 million (1.5%).

Regulated – other operating expenses increased approximately $7.1 million (13.4%) during the twelve months ended September 30, 2007 as compared to the same period last year primarily due to a $2.4 million increase in employee pension expense, a $1.2 million increase in transmission and distribution expense, a $0.9 million increase in uncollectible accounts, a $0.7 million increase in labor and other costs, a $0.7 million increase in customer accounts expense, a $0.6 million increase in professional services, a $0.4 million increase in injuries and damages expense, a $0.3 million increase in regulatory commission expense and a $0.2 million increase in employee health care expense.

Maintenance and repairs expense increased approximately $7.5 million (35.2%) during the twelve months ended September 30, 2007, compared to the year ago period reflecting increases of approximately $7.7 million in distribution maintenance costs, including $4.6 million of incremental costs (and the $1.2 million non-incremental tree trimming and labor costs in the first quarter of 2007) related to the January 2007 ice storm, a $0.6 million increase in maintenance and repairs expense at the Iatan plant related to the 2007 first quarter inspection, a $0.4 million increase in maintenance and repairs expense at the Energy Center plant related to the Unit #3 bearing repair in the third quarter of 2007 and a $0.2 million increase in maintenance and repairs at our State Line Unit 1 plant, which had its first major inspection from September 7, 2006 until December 20, 2006. These increases were partially offset by a $0.9 million decrease in maintenance and repairs expense at the Asbury plant during the twelve months ended September 30, 2007 as compared to the same period in 2006 when the Asbury plant had an unscheduled outage due to a blade failure and a $0.6 million decrease in maintenance and repairs expense at our Riverton plant.

Depreciation and amortization expense increased approximately $10.1 million (28.0%) mainly due to $7.9 million of regulatory amortization related to the January 2007 Missouri rate order that has been recorded as depreciation expense as well as increased plant in service. Other taxes increased approximately $1.6 million due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Operating Revenues and Sales

During the third quarter of 2007, our total natural gas revenues were $5.6 million as compared to $4.9 million in the third quarter of 2006. Our total natural gas revenues for the nine months and twelve months ended September 30, 2007 were approximately $41.7 million and $60.3 million, respectively. The winter months are high sales months for the natural gas business, whose heating season runs from November to March of each year.

The following table details our natural gas sales and revenues for the periods ended September 30:

Total gas delivered to customers - bcf Sales*

	2007
	Three Months Ended	Nine months Ended	Twelve Months Ended
Residential	0.14	1.87	2.77
Commercial	0.12	0.89	1.28
Industrial	0.00	0.03	0.06
Public authorities	0.00	0.02	0.03
Total retail sales*	0.27	2.81	4.14
Transportation sales	.86	3.13	4.28
Total gas operating sales*	1.13	5.94	8.42

*Differences could occur due to rounding.

	2006
	Three Months Ended	Nine months Ended**	Twelve Months Ended**
Residential	0.15	0.20	0.20
Commercial	0.13	0.17	0.17
Industrial	0.00	0.00	0.00
Public authorities	0.00	0.00	0.00
Total retail sales*	0.28	0.37	0.37
Transportation sales	.80	1.08	1.08
Total gas operating sales*	1.08	1.45	1.45

*Differences could occur due to rounding.

**2006 nine months ended and twelve months ended sales represent the months of June through September 2006.

Operating Revenues ($ in millions)*

	2007
	Three Months Ended	Nine months Ended	Twelve Months Ended
Residential	$3.2	$27.2	$39.5
Commercial	1.8	11.7	16.7
Industrial	0.1	0.4	0.7
Public authorities	0.0	0.2	0.3
Total retail sales revenues	$5.1	$39.5	$57.2
Transportation revenues	0.5	2.0	2.8
Total gas operating revenues	$5.6	$41.5	$60.0

*Revenues exclude forfeited discounts, reconnect fees, miscellaneous service revenues, etc.

Operating Revenues ($ in millions)*

	2006
	Three Months Ended	Nine months Ended**	Twelve Months Ended**
Residential	$2.7	$3.6	$3.6
Commercial	1.7	2.2	2.2
Industrial	0.0	0.1	0.1
Public authorities	0.0	0.0	0.0
Total retail sales revenues	$4.4	$5.9	$5.9
Transportation revenues	0.5	0.6	0.6
Total gas operating revenues	$4.9	$6.5	$6.5

*Revenues exclude forfeited discounts, reconnect fees, miscellaneous service revenues, etc.

**2006 nine months ended and twelve months ended revenues represent the months of June through September 2006.

Operating Revenue Deductions

During the third quarter of 2007, EDG’s cost of natural gas sold and transported was approximately $2.6 million as compared to $2.2 million in the third quarter of 2006. EDG’s cost of natural gas sold and transported for the nine months and twelve months ended September 30, 2007 were approximately $26.1 million and $38.4 million, respectively. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on income. Our Purchased Gas Adjustment (PGA) Clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas.

Total other operating expenses were $2.1 million for the third quarter of 2007 as compared to $2.4 million in the third quarter of 2006. Total other operating expenses were $7.6 million for the nine months ended September 30, 2007 and $10.3 million for the twelve months ended September 30, 2007. EDG had a net loss of $0.9 million for the third quarter of 2007 as compared to a net loss of $1.1 million in the third quarter of 2006. EDG had net income of $0.02 million for the nine months ended and $0.5 million for the twelve months ended periods. Approximately $1.2 million in transition costs were paid to Aquila, Inc. in 2006 for billing and other transition services. These Aquila, Inc. services ended when they were transitioned to Empire by November 1, 2006.

Other Segment

Our other segment includes leasing of fiber optics cable and equipment (which we are also using in our own utility operations). The following table represents our results of continuing operations for our remaining non-regulated businesses for the applicable periods ended September 30,:

	Three Months Ended		Nine months Ended		Twelve Months Ended
(in millions)	2007	2006	2007	2006	2007	2006
Revenues	$1.0	$0.7	$2.7	$2.1	$3.5	$2.8
Expenses	0.9	0.7	2.6	1.9	3.6	2.5
Net income (loss) from continuing operations*	$0.1	$0.1	$0.1	$0.2	$(0.1)	$0.3

*Differences could occur due to rounding.

Consolidated Company

Income Taxes

Our consolidated provision for income taxes decreased approximately $0.8 million during the third quarter of 2007 as compared to the same period in 2006 despite higher income, primarily resulting from a lower effective tax rate. Our consolidated effective federal and state income tax rate for the third quarter of 2007 was 33.1% as compared to 35.7% for the third quarter of 2006.

An increase in equity AFUDC, a non-taxable benefit, primarily caused the reduction to our effective tax rate for the third quarter of 2007.

Our consolidated provision for income taxes decreased approximately $1.6 million during the nine months ended September 30, 2007 as compared to the same period in 2006 as a result of our reduced effective tax rate despite higher income for the 2007 period. Our consolidated effective federal and state income tax rate for the nine months ended September 30, 2007 was 32.1% as compared to 35.5% for the same period in 2006. The reduced effective rate was primarily caused by an increase in equity AFUDC and Medicare Part D tax benefits.

Our consolidated provision for income taxes increased approximately $2.2 million during the twelve months ended September 30, 2007 as compared to twelve months ended September 30, 2006 due to higher income, partially offset by lower tax rates. Our effective federal and state income tax rate for the twelve months ended September 30, 2007 was 32.7% as compared to 35.4% for the same period in 2006 also primarily due to the increase in equity AFUDC and Medicare Part D benefits.

Nonoperating Items

Total allowance for funds used during construction (AFUDC) for both equity and borrowed funds, increased $0.9 million in the third quarter of 2007 as compared to 2006. AFUDC increased $3.5 million during the nine months ended September 30, 2007 and increased $5.5 million during the twelve months ended September 30, 2007 as compared to the same periods in 2006 due to higher levels of construction in each period.

Total interest charges on long-term debt increased $1.2 million (17.2%) in the third quarter of 2007, $4.0 million (20.9%) for the nine months ended September 30, 2007 and $4.9 million ($19.7%) for the twelve months ended September 30, 2007 as compared to the prior year periods (offset by the increased AFUDC discussed above). These increases reflect interest on the $80 million principal amount of first mortgage bonds issued March 26, 2007 by EDE, the proceeds of which were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program. The increased interest for the nine month ended and twelve month ended periods also reflect interest on the first mortgage bonds issued June 1, 2006 by EDG to fund a portion of our acquisition of the Missouri natural gas distribution operations from Aquila, Inc.

Short-term debt interest increased $0.4 million in the third quarter of 2007, $0.5 million for the nine months ended September 30, 2007 and $1.0 million for the twelve months ended September 30, 2007 as compared to the prior year periods, reflecting increased usage of short-term debt in each of those periods.

Earnings from discontinued operations, which included operations and gains recognized from the sales of MAPP, Conversant and Fast Freedom, were approximately $0.1 million for the quarter ended September 30, 2007, $0.1 million for the nine months ended September 30, 2007 and $0.2 million for the twelve months ended September 30, 2007, compared to losses of $0.02 million for the quarter ended September 30, 2006, $0.9 million for the nine months ended September 30, 2006 and $0.9 million for the twelve months ended September 30, 2006.

Other Comprehensive Income

The change in the fair value of the effective portion of our open gas contracts for our electric business and the gains and losses on contracts settled during the periods being reported, including the tax effect of these items, are reflected in our Consolidated Statement of Comprehensive Income. This net change is recorded as accumulated other comprehensive income in the capitalization section of our balance sheet and does not affect net income or earnings per share. All of these contracts have been designated as cash flow hedges. The unrealized gains and losses accumulated in other comprehensive income are reclassified to fuel, or interest expense, in the periods in which the hedged transaction is actually realized or no longer qualifies for hedge accounting.

The following table sets forth the pre-tax activity of our natural gas contracts for our electric segment that have settled and been reclassified, the pre-tax change in the fair market value (FMV) of our open contracts and the tax effect in Other Comprehensive Income for the presented periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(in millions)	2007	2006	2007	2006	2007	2006
Natural gas contracts settled (1)	$(1.2)	$(0.5)	$(1.2)	$(1.3)	$(1.3)	$(2.0)
Total contracts settled	$(1.2)	$(0.5)	$(1.2)	$(1.3)	$(1.3)	$(2.0)
Change in FMV of open contracts for natural gas	$(7.1)	$(4.3)	$1.5	$(12.6)	$0.7	$(16.8)
Total change in FMV of open contracts	$(7.1)	$(4.3)	$1.5	$(12.6)	$0.7	$(16.8)
Taxes	$3.2	$1.8	$(0.1)	$5.3	$0.2	$7.1
Total change in OCI – net of tax	$(5.1)	$(3.0)	$0.2	$(8.6)	$(0.4)	$(11.7)

(1) Reflected in fuel expense

Our average cost for our open financial natural gas hedges increased from $5.399/Dth at June 30, 2007 to $5.494/Dth at September 30, 2007.

As of June 30, 2007, we elected to change our valuation of natural gas derivatives (financial hedges) for financial reporting purposes to a new methodology which is more closely related to an independent market valuation. For accounting purposes, this change is considered a change in estimate. To reflect the change, an increase of approximately $6 million was recorded to the fair value of derivatives and $3.7 million, net of tax, was recorded to other comprehensive income at June 30, 2007. This change had no impact on the income statement.

RATE MATTERS

We continually assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Electric Segment

The following table sets forth information regarding electric and water rate increases since October 1, 2005:

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

On January 4, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Court of Appeals, Western District, seeking to have the order approving tariffs issued by the MPSC on December 29, 2006, set aside. On March 12, 2007, the Court of Appeals issued an order denying the OPC’s petition.

On March 19, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court seeking an order requiring the MPSC to vacate and rescind its December 29, 2006 order approving tariffs and directing the MPSC to provide an effective date for any subsequent tariff approval order that allows at least ten days to prepare and file an application for rehearing. On May 1, 2007, the Missouri Supreme Court issued a preliminary writ directing the MPSC to respond to the OPC’s petition. Following briefs and oral argument, on October 30, 2007, the Supreme Court made its preliminary writ peremptory and issued an opinion directing the MPSC to vacate its December 29 order approving tariffs and allow the Public Counsel a reasonable time to prepare and file an application for rehearing. The Court did not examine the lawfulness or reasonableness of the substance of the MPSC’s December 29, 2006 order approving tariffs, and considered only the timing of the issuance of the order. The Court also did not consider the underlying tariffed rates which continue in force and in effect.

Motions for rehearing may be filed with the Missouri Supreme Court within 15 days of the issuance of the opinion. In the absence of a rehearing, a mandate will be issued by the Missouri Supreme Court in mid-November, and the MPSC should thereafter take action in compliance with the writ and opinion.

On October 1, 2007, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $34.7 million, or 10.11%. This request is to allow us to recover our investment in the new 150-megawatt combustion turbine, Unit 12, at our Riverton Plant, capital expenditures associated with the construction of a selective catalytic reduction system at our Asbury Plant, capital expenditures and expenses related to the January 2007 ice storm and other changes in our underlying costs. We are also requesting implementation of a fuel adjustment clause in Missouri which would permit the distribution to Missouri customers of changes in fuel and purchased power costs.

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

A PGA clause is included in our gas rates which allows for the over recovery or under recovery of actual gas costs compared to the cost of gas in the PGA rate. This PGA clause allows us to make rate changes periodically (up to four times) throughout the year in response to weather conditions, natural gas prices and supply demands, rather than in one possibly extreme change per year. The Actual Cost Adjustment (ACA) is a scheduled yearly filing with the MPSC filed between October 15 and November 4 each year. This filing establishes the amount to be recovered from customers for the over/under recovered yearly amounts. A PGA is included in the ACA filing. An optional PGA filing without the ACA can be filed up to three times each year, provided a filing does not occur within 60 days of a previous filing. Our last ACA filing was completed on October 24, 2007.

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

On February 16, 2007, FERC issued a Final Order No. 890, which instituted numerous reforms to its Order 888 open access transmission pro forma tariff (OATT) which was issued in April 1996. The purpose of the Order was (i) to strengthen the OATT to ensure that it better achieves its original purpose of remedying undue discrimination for the provision of transmission service, (ii) to provide greater specificity in the OATT to reduce opportunities for the exercise of undue discrimination, make undue discrimination easier to detect, and facilitate FERC’s enforcement, and (iii) to increase transparency in the rules applicable to planning and use of the transmission system. FERC’s actions required modifications to the SPP and our OATTs as well as regional and local transmission planning processes. We and SPP submitted our respective Order 890 compliance filings of our OATTs on October 11, 2007. Compliance modifications to our OATT filing were not material and we anticipate them being accepted. The SPP is finalizing its modifications to its transmission planning processes, pursuant to Order 890. SPP plans to make such filing to FERC on December 7, 2007.

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

On June 21, 2007, FERC issued a Final Rule related to Market-Based Rates for Wholesales of Electric Energy, Capacity, and Ancillary Services by Public Utilities which directly affects our market power assessment within our service area and Request For Rehearing related to the aforementioned pending potential refund. In reaction to the Final Rule, we were required to modify our Market Based Rate Tariff in the form of a compliance filing to FERC, which was made on September 17, 2007. The FERC’s ruling on our compliance filing, as well as our Request For Rehearing on the refund, are pending. We are evaluating and implementing revisions to our wholesale power sales business practices in accordance with the Final Rule.

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

LIQUIDITY AND CAPITAL RESOURCES

We used approximately $138.7 million of cash for regulated capital expenditures during the nine months ended September 30. 2007. Our primary sources of cash flow for these expenditures during the nine months ended September 30, 2007 were $88.4 million in internally generated funds from continuing operations and $79.8 million in gross proceeds from first mortgage bonds.

Cash Provided by Operating Activities

Our net cash flows provided by continuing operating activities were $88.4 million for the first nine months of 2007 compared to $62.4 million for the same period in 2006. Net income increased $2.6 million, with another $23.5 million of positive impact from the effect of adjustments to net income to reconcile to cash flows (primarily the effect of increased depreciation and deferred taxes). A decrease in changes in accounts payable and accrued liabilities had a $17.7 million positive cash flow effect this year compared to 2006. During the nine months ended September 30, 2006, approximately $9.0 million in fuel accounts payable balances were paid. In 2007, an additional $8.2 million is owed on construction invoices over 2006. Cash flows were also positively impacted by changes in fuel, material and supplies and prepaid expenses, other current assets and deferred charges. The negative cash flow impact of $6.9 million in cash expenditures for the ice storm that have been deferred as a regulatory asset were almost totally offset by the effect of changes to our regulatory asset accounts. Cash flows were negatively impacted in 2007 by an increase in changes in accounts receivable. This resulted from a $5.2 million tax refund received in 2006, as well as an increased trade accounts receivable balance of $8.4 million for electric and $2.7 million for gas, all of which decreased cash flows in 2007 as compared to 2006. Cash flows were also negatively impacted by decreases in changes in interest and taxes accrued, as well as other liabilities and deferred assets.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities of continuing operations increased $52.4 million during the nine months ended September 30,  2007 as compared to the nine months ended

September 30, 2006 (excluding the effect of the 2006 gas operations acquisition), primarily reflecting the ice storm and construction expenditures for Plum Point Unit 1 and Iatan 2.

Our capital expenditures totaled approximately $51.3 million during the third quarter of 2007 compared to approximately $35.7 million for the same period in 2006. Our capital expenditures totaled approximately $141.9 million during the nine months ended September 30, 2007 compared to approximately $89.1 million for the same period in 2006 (excluding the effect of the 2006 gas operations acquisition). These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage.

A breakdown of the capital expenditures for the quarter and nine months ended September 30, 2007 is as follows:

	Capital Expenditures
	Quarter Ended	Nine months Ended
(in millions)	September 30, 2007	September 30, 2007
Distribution and transmission system additions	$12.1	$34.6
New Generation – Riverton combustion turbine	—	3.8
New Generation – Plum Point Energy Station	7.0	20.6
New Generation – Iatan 2	15.1	31.3
Storms*	0.4	18.2
Additions and replacements – Asbury	9.7	17.3
Additions and replacements – Riverton, Ozark Beach and State Line Combined Cycle Unit	0.1	0.5
Additions and replacements – Iatan 1	4.4	8.1
Additions and replacements – State Line Unit 1	—	0.5
Additions and replacements – Energy Center	—	0.8
Transportation	0.3	0.4
Gas segment additions and replacements	0.8	1.4
Other (including retirements and salvage -net)*	—	1.2
Subtotal	$49.9	$138.7
Non-regulated capital expenditures (primarily fiber optics)	1.4	3.2
TOTAL	$51.3	$141.9

*For the nine months ended September 30, 2007, storm costs of $17.8 million and Other of $1.4 million, which relates to the cost of removal, are specifically related to capital expenditures associated with the January 2007 ice storm.

Approximately 69% of our cash requirements for capital expenditures during the third quarter of 2007 were satisfied internally from operations (funds provided by operating activities less dividends paid). We currently expect that internally generated funds will provide less than 1% of the funds required for the remainder of our budgeted 2007 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 7 of “Notes to Consolidated Financial Statements (Unaudited).”

We had estimated that our 2007 capital expenditures would total approximately $171.0 million (including AFUDC). However, due to the ice storm costs capitalized as additions to our utility plant in the first six months of 2007, we now estimate our 2007 capital expenditures to be approximately $189 million.

As of April 10, 2007, our new Siemens V84.3A2 combustion turbine, Unit 12 at our Riverton plant, began commercial operation. Riverton Unit 12 has a summer rated capacity of 150 megawatts, increasing our Riverton Plant’s total generating capacity to 286 megawatts.

Financing Activities

Financing activities from continuing operations provided $44.2 million during the nine months ended September 30, 2007 as compared to $115.5 million during the same period in 2006. Our 2007 sources include the $80 million principal amount of first mortgage bonds issued March 26, 2007. The net proceeds of $79.1 million, less $0.4 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred as a result of our on-going construction program.

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

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $47.5 million as of November 1, 2007. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2007, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2007, however, $67.7 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2007 would permit us to issue approximately $352.8 million of new first mortgage bonds based on this test with an assumed interest rate of 6.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At September 30, 2007, we had retired bonds and net property additions which would enable the issuance of at least $547.9 million principal amount of bonds if the annual interest requirements are met. As of September 30, 2007, we are in compliance with all restrictive covenants of the EDE Mortgage.

The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. At September 30, 2007, we had property additions of $2.1 million. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of September 30, 2007, this test would not allow us to issue any new first mortgage bonds. The transition service costs, although expected, negatively impact the coverage ratio.

As of September 30, 2007, our corporate credit ratings and the ratings for our securities were as follows:

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

In September 2005, we entered into an agreement with Fitch Ratings to initiate coverage of us and to assign ratings to our outstanding debt securities. On December 19, 2005, Fitch Ratings initiated coverage and assigned ratings (see table above) with a stable rating outlook. Fitch announced that their ratings reflect our low business risk position as a regulated electric utility, a stable service territory and a seemingly improving regulatory environment in Missouri where we receive approximately 89% of our electric retail revenues. Fitch reaffirmed these ratings and outlook on April 3, 2007.

CONTRACTUAL OBLIGATIONS

Set forth below is information summarizing our contractual obligations as of September 30, 2007. Not included in these amounts are expected obligations associated with our share of the Iatan 2 construction and Iatan 1 environmental construction additions for which we have not yet been billed. Other postretirement benefit plans are funded on an ongoing basis to match their corresponding costs, per regulatory requirements and have been estimated for 2007-2011 as noted below. Future pension funding commitments are not expected to be material over the next 5 years and have not been estimated for later years.

	Payments Due by Period (in millions)
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt (w/o discount)	$492.5	$—	$70.0	$—	$422.5
Note payable to securitization trust	50.0	—	—	—	50.0
Interest on long-term debt	624.7	34.3	65.4	58.8	466.2
Short-term debt	67.7	67.7	—		—
Capital lease obligations	0.9	0.3	0.6	—	—
Operating lease obligations (2)	3.8	1.5	1.2	0.4	0.7
Electric purchase obligations (3)	356.1	84.9	100.6	52.8	117.8
Gas purchase obligations (4)	79.9	15.5	14.3	14.5	35.6
Open purchase orders	23.6	23.5	—	0.1	—
Plum Point	49.2	23.8	25.4	—	—
SPP transmission system upgrades	8.9	8.9	—	—	—
Postretirement benefit obligation funding	9.7	1.4	3.7	4.1	0.5
Other long-term liabilities (5)	4.2	0.1	0.4	0.4	3.3
Total Contractual Obligations	$1,771.2	$261.9	$281.6	$131.1	$1,096.6

(1) Some of our contractual obligations have price escalations based on economic indices, but we do not anticipate these escalations to be significant.

(2) Excludes payments under our Elk River Wind Farm and Meridian Way Wind Farm agreements, as payments are contingent upon output of the facilities. Payments under the Elk River Wind Farm agreement can run from zero up to a maximum of approximately $16.9 million per year based on a 20 year average cost and an annual output of 550,000 megawatt hours. Payments under the Meridian Way Wind Farm agreement can range from zero to a maximum of approximately $14.6 million per year based on a 20-year average cost.

(3) Includes a water usage contract for our SLCC facility, fuel and purchased power contracts and associated transportation costs, as well as purchased power for 2010 through 2015 for Plum Point.

(4) Represents fuel contracts and associated transportation costs of our gas segment.

(5) Other Long-term Liabilities primarily represents electric facilities charges owed to City Utilities of Springfield, Missouri of $11,000 per month over 30 years.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of September 30, 2007 our retained earnings balance was $27.3 million, compared to $24.4 million as of September 30, 2006, after paying out $29.2 million in dividends during the first nine months of 2007. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

Our diluted earnings per share were $1.11 for the nine months ended September 30, 2007 and were $1.39 and $0.92 for the years ended December 31, 2006 and 2005, respectively. Dividends paid per share were $0.96 for the nine months ended September 30, 2007 and $1.28 for each of the years ended December 31, 2006 and 2005.

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. As of September 30, 2007, our level of earned surplus did not prevent us from issuing dividends. In addition, under certain circumstances (including defaults thereunder), our Junior Subordinated Debentures, 8-1/2% Series due 2031, reflected as a note payable to securitization trust on our balance sheet, held by Empire District Electric Trust I, an unconsolidated securitization trust subsidiary, may also restrict our ability to pay dividends on our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2007.

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

If market interest rates average 1 percentage point more in 2007 than in 2006, our interest expense would increase, and income before taxes would decrease by less than $800,000. This amount has been determined by considering the impact of the hypothetical interest rates on our highest month-end commercial paper balance for 2006. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to minimize our risk from volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense and improve predictability. We expect that increases in gas prices will be partially offset by realized gains under financial derivative transactions. As of October 26, 2007, 88%, or 1.3 million Dths of our anticipated volume of natural gas usage for our electric operations for the remainder of 2007 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at September 30, 2007, our natural gas expense would increase, and income before taxes would decrease by approximately $1.2 million based on our September 30, 2007 total hedged positions for the next twelve months.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of November 1, 2007, we had 1.8 million Dths in storage on the three pipelines that serve our customers, which was 0.08 million Dths below our 95% target. Our long-term hedge strategy for our gas segment is still in the development process. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Credit Risk. Credit risk is the risk of financial loss to the Company if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Amounts reported as margin deposit liabilities represent funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets and margin deposit liabilities at September 30:

(in millions)	2007	2006
Margin deposit assets	$7.1	$2.2
Margin deposit liabilities	$0.0	$4.3

In addition, we are holding a letter of credit from a counterparty in our favor for $6.4 million as of October 31, 2007.

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

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At October 26, 2007, gross credit exposure related to these transactions totaled $19.2 million, reflecting the unrealized gains for contracts carried at fair value.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 5.  Other Information.

For the twelve months ended September 30, 2007, our ratio of earnings to fixed charges was 2.62x. See Exhibit (12) hereto.

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

November 7, 2007