Form 10-Q
period 2008-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2008-05-09
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number: 1-3368

THE EMPIRE DISTRICT ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

Kansas	44-0236370
(State of Incorporation)	(I.R.S. Employer Identification No.)

602 Joplin Avenue, Joplin, Missouri	64801
(Address of principal executive offices)	(zip code)

Registrant’s telephone number: (417) 625-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 1, 2008, 33,747,685 shares of common stock were outstanding.

THE EMPIRE DISTRICT ELECTRIC COMPANY

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

•                  competition, including the energy imbalance market;

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(000’s except per share amounts)
Operating revenues:
Electric	$108,305	$96,911
Gas	27,275	27,590
Water	436	450
Non-regulated	930	699
	136,946	125,650
Operating revenue deductions:
Fuel – Electric	31,007	25,224
Purchased power	25,935	20,218
Cost of natural gas sold and transported	17,701	18,722
Regulated – other	17,898	17,362
Non-regulated – other	383	344
Maintenance and repairs	5,566	10,780
Depreciation and amortization	13,621	12,698
Provision for income taxes	3,118	1,648
Other taxes	7,158	6,741
	122,387	113,737

Operating income	14,559	11,913

Other income and (deductions):
Allowance for equity funds used during construction	1,117	906
Interest income	79	94
Benefit for other income taxes	13	10
Other - non-operating income	43	36
Other - non-operating expense	(280)	(281)
	972	765
Interest charges:
Long-term debt	8,072	6,944
Note payable to securitization trust	1,063	1,063
Short-term debt	531	1,029
Allowance for borrowed funds used during construction	(1,348)	(1,155)
Other	223	266
	8,541	8,147
Income from continuing operations	6,990	4,531

Loss from discontinued operations, net of tax	—	(31)

Net income	$6,990	$4,500

Weighted average number of common shares outstanding - basic	33,659	30,298

Weighted average number of common shares outstanding - diluted	33,688	30,318

Earnings from continuing operations per weighted average share of common stock– basic and diluted	$0.21	$0.15

Earnings from discontinued operations per weighted average share of common stock – basic and diluted	$—	$(0.00)

Total earnings per weighted average share of common stock – basic and diluted	$0.21	$0.15

Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Months Ended
	March 31,
	2008	2007
	(000’s except per share amounts)
Operating revenues:
Electric	$436,554	$396,845
Gas	59,563	52,735
Water	1,865	1,924
Non-regulated	3,474	2,657
	501,456	454,161
Operating revenue deductions:
Fuel - Electric	119,342	98,300
Purchased power	83,388	66,630
Cost of natural gas sold and transported	36,605	34,007
Regulated – other	71,902	64,584
Non-regulated – other	1,650	1,372
Maintenance and repairs	26,846	28,719
Loss on plant disallowance	—	828
Gain on sale of assets	(1,241)	—
Depreciation and amortization	53,523	41,896
Provision for income taxes	15,885	22,432
Other taxes	25,344	22,983
	433,244	381,751

Operating income	68,212	72,410

Other income and (deductions):
Allowance for equity funds used during construction	3,135	2,186
Interest income	312	396
Benefit/(provision) for other income taxes	(25)	3
Other - non-operating income	153	51
Other - non-operating expense	(1,116)	(1,053)
	2,459	1,583
Interest charges:
Long-term debt	32,249	26,953
Note payable to securitization trust	4,250	4,250
Short-term debt	2,443	2,929
Allowance for borrowed funds used during construction	(4,936)	(3,620)
Other	1,026	1,036
	35,032	31,548
Income from continuing operations	35,639	42,445

Income/(loss) from discontinued operations, net of tax	94	(277)

Net income	$35,733	$42,168

Weighted average number of common shares outstanding - basic	31,422	29,303

Weighted average number of common shares outstanding – diluted	31,449	29,316

Earnings from continuing operations per weighted average share of common stock– basic and diluted	$1.14	$1.45

Income/loss from discontinued operations per weighted average share of common stock – basic and diluted	$0.00	$(0.01)

Total earnings per weighted average share of common stock – basic and diluted	$1.14	$1.44

Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	($-000’s)

Net income	$6,990	$4,500
Reclassification adjustments for (gain)/loss included in net income or reclassified to regulatory asset or liability	(860)	164
Net change in fair value of open derivative contracts for period	11,023	2,881
Income taxes	(3,872)	(1,160)
Net change in unrealized gain on derivative contracts	6,291	1,885

Comprehensive income	$13,281	$6,385

	Twelve Months Ended
	March 31,
	2008	2007
	($-000’s)

Net income	$35,733	$42,168
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(2,633)	(219)
Net change in fair value of open derivative contracts for period	13,370	(4,699)
Income taxes	(4,091)	1,874
Net change in unrealized gain/(loss) on derivative contracts	6,646	(3,044)

Comprehensive income	$42,379	$39,124

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,455,620	$1,409,217
Natural gas	54,982	54,715
Water	10,415	10,353
Non-regulated	26,620	26,355
Construction work in progress	173,448	167,049
	1,721,085	1,667,689
Accumulated depreciation and amortization	498,765	488,816
	1,222,320	1,178,873

Current assets:
Cash and cash equivalents	4,581	4,043
Accounts receivable – trade, net	42,927	38,011
Accrued unbilled revenues	15,751	20,886
Accounts receivable – other	10,616	15,465
Fuel, materials and supplies	42,578	49,482
Unrealized gain in fair value of derivative contracts	8,677	2,499
Prepaid expenses	2,503	3,308
	127,633	133,694
Noncurrent assets and deferred charges:
Regulatory assets	92,720	92,785
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,681	6,662
Unrealized gain in fair value of derivative contracts	20,121	17,520
Other	4,021	4,048
	165,035	160,507
Total Assets	$1,514,988	$1,473,074

See accompanying Notes to Consolidated Financial Statements

	March 31, 2008	December 31, 2007
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 33,726,053 and 33,605,871 shares issued and outstanding, respectively	$33,726	$33,606
Capital in excess of par value	479,960	477,385
Retained earnings	13,373	17,153
Accumulated other comprehensive income, net of income tax	17,323	11,032
Total common stockholders’ equity	544,382	539,176

Long-term debt:
Note payable to securitization trust	50,000	50,000
Obligations under capital lease	306	349
First mortgage bonds and secured debt	242,970	242,959
Unsecured debt	248,549	248,572
Total long-term debt	541,825	541,880
Total long-term debt and common stockholders’ equity	1,086,207	1,081,056

Current liabilities:
Accounts payable and accrued liabilities	54,878	79,282
Current maturities of long-term debt	153	150
Short-term debt	74,225	33,040
Customer deposits	8,675	8,414
Interest accrued	10,810	5,147
Unrealized loss in fair value of derivative contracts	1,172	1,611
Taxes accrued	9,235	2,931
Other current liabilities	2,941	328
	162,089	130,903
Commitments and contingencies (Note 7)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	61,681	58,107
Deferred income taxes	167,813	165,989
Unamortized investment tax credits	3,361	3,441
Pension and other postretirement benefit obligations	14,496	14,115
Unrealized loss in fair value of derivative contracts	—	698
Other	19,341	18,765
	266,692	261,115
Total Capitalization and Liabilities	$1,514,988	$1,473,074

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	($-000’s)
Operating activities:
Net income	$6,990	$4,500
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,558	14,454
Pension and other postretirement benefit costs	2,465	2,141
Deferred income taxes and unamortized investment tax credit, net	(318)	(452)
Allowance for equity funds used during construction	(1,117)	(906)
Stock compensation expense	1,009	838
Non-cash (gain)/loss on derivatives	(57)	274
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	5,497	(114)
Fuel, materials and supplies	6,903	1,564
Prepaid expenses, other current assets and deferred charges	99	(3,694)
Accounts payable and accrued liabilities	(18,115)	(3,396)
Interest, taxes accrued and customer deposits	12,283	9,807
Other liabilities and other deferred credits	1,861	211

Net cash provided by operating activities of continuing operations	32,058	25,227
Net cash provided by operating activities of discontinued operations	—	71
Net cash provided by operating activities	32,058	25,298

Investing activities:
Capital expenditures – regulated	(60,961)	(47,954)
Capital expenditures and other investments – non-regulated	(429)	(664)
Proceeds from the sale of non-regulated business	—	2,500

Net cash used in investing activities of continuing operations	(61,390)	(46,118)
Net cash provided by investing activities of discontinued operations	—	2
Net cash used in investing activities	(61,390)	(46,116)

Financing activities:
Proceeds from first mortgage bonds	—	79,831
Debt financing costs	(2,152)	—
Long-term debt issuance costs	—	(910)
Proceeds from issuance of common stock net of issuance costs	1,688	1,338
Net short-term (repayments)/borrowings	41,185	(37,300)
Dividends	(10,770)	(9,695)
Other	(81)	(135)

Net cash provided by financing activities of continuing operations	29,870	33,129
Net cash (used in) financing activities of discontinued operations	—	(22)
Net cash provided by financing activities	29,870	33,107

Net increase in cash and cash equivalents	538	12,289

Cash and cash equivalents at beginning of period	4,043	12,303

Cash and cash equivalents at end of period	$4,581	$24,592

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

We operate our businesses as three segments:  electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly-owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to communities in northwest, north central and west central Missouri. Our other segment primarily consists of a 100% interest in Empire District Industries Inc., a subsidiary for our fiber optics business. These businesses are held by our wholly-owned subsidiary, EDE Holdings, Inc. (EDE Holdings).

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2007. Certain reclassifications have been made to prior year information to conform to the current year presentation.

Note 2 - Recently Issued Accounting Standards

On September 15, 2006, Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (FAS 157) was issued. We adopted this statement on January 1, 2008. See Note 13 for the discussion of this adoption and the effect of FASB Staff Position (FSP) 157-2 which amended FAS 157 to delay the effective date for all non-financial assets and liabilities.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair-Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115” (FAS 159). Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FAS 159 had no effect on our financial statements.

On April 30, 2007, the FASB issued FASB Staff Position No. 39-1 (FIN 39), an “Amendment of FASB Interpretation No. 39”. FIN 39 is effective for fiscal years ending after November 15, 2007. It amends paragraph 3 of Interpretation 39 to replace the terms “conditional contracts and exchange contracts” with the term “derivative instruments as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. We currently do not apply this offsetting alternative.

On December 1, 2007, the FASB issued SFAS 141(R) “Business Combinations” (FAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). FAS 141(R) and FAS 160 are effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. FAS 141(R) changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations. Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transactions and restructuring costs generally will be expensed as incurred and in partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.

In April 2008, the FASB issued SFAS 161 “Disclosure About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (FAS 161). FAS 161 enhances the current disclosure framework in FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 161 is effective for periods beginning after November 15, 2008. We do not expect the adoption of FAS 161 to have a material effect on our financial statement disclosures.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further information regarding recently issued accounting standards.

Note 3– Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet.

Regulatory Assets and Liabilities

(In thousands)	March 31, 2008	December 31, 2007
Regulatory Assets:
Income taxes	$31,577	$30,947
Unamortized loss on reacquired debt	14,482	14,813
Unamortized loss on interest rate derivative	2,642	2,719
Asbury five-year maintenance	2,119	2,054
Pension and other postretirement benefits (1)	21,849	22,760
Ice storm costs	15,594	15,518
Asset retirement obligation	3,006	2,971
Other	1,451	1,003
Total	$92,720	$92,785

(In thousands)	March 31, 2008	December 31, 2007
Regulatory Liabilities:
Income taxes	$11,096	$11,214
Unamortized gain on interest rate derivative	4,349	4,391
Gain on disposition of emission allowances	287	328
Cost of removal	36,894	35,724
Unrecovered purchased gas costs and Kansas fuel costs(2)	2,776	1,324
Pensions and other postretirement benefits(3)	6,279	5,126
Total	$61,681	$58,107

(1) Primarily reflects regulatory assets resulting from the adoption of FAS 158 and regulatory accounting for EDG acquisition costs.

(2) Includes the effects of the PGA clause related to our gas segment and the over recovery of Kansas fuel costs.

(3) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2008, approximately $1.2 million in additional regulatory liabilities and corresponding expense increases have been recognized.

Note 4– Acquisition of Missouri Natural Gas Distribution Operations

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

The following presents certain consolidated proforma financial information for the twelve months ended March 31, 2007 as if our acquisition of Missouri Gas had been completed as of April 1, 2006. These estimates are based on historical results of the Missouri Gas operations, provided to us by Aquila, Inc., and are unaudited.

($-000’s except per share amounts)	Twelve Months Ended March 31, 2007
Proforma revenues	$459,322

Proforma net income from continuing operations	$42,248

Proforma earnings per share from continuing operations - basic and diluted	$1.41

Note 5– Risk Management and Derivative Financial Instruments

We utilize derivatives to help manage our natural gas commodity market risk resulting from purchasing natural gas, to be used as fuel in our electric business and for sale in our natural gas business, on the volatile spot market and to manage certain interest rate exposure.

As of March 31, 2008 and December 31, 2007, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

ASSET DERIVATIVES

		March 31,	December 31,
Derivatives designated as hedging		2008	2007
instruments under FAS 133(1)	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, electric segment	Current assets	$8,677	$2,435
	Non-current assets and deferred charges	20,121	17,520

Derivatives not designated as hedging instruments under FAS 133
Natural gas contracts, gas segment	Current assets	—	64
Total derivatives assets		$28,798	$20,019

(1) Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133).

LIABILITY DERIVATIVES

		March 31,	December 31,
Derivatives designated as hedging instruments under		2008	2007
FAS 133	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, electric segment	Current liabilities	$1,172	$1,154
	Non-current liabilities and deferred charges	—	698

Derivatives not designated as hedging instruments under FAS 133
Natural gas contracts, gas segment	Current liabilities	$—	$457
Total derivatives liabilities		$1,172	$2,309

ACCUMULATED OTHER COMPREHENSIVE INCOME - ELECTRIC SEGMENT

		March 31,	December 31,
		2008	2007
	Balance Sheet Classification	Fair Value	Fair Value
Current assets - Electric segment	Current assets	$8,677	$2,435
Settled futures contracts in margin account	Current assets	335	—
Swap settled in accounts receivable derivatives	Current assets	37	—
Ineffective non-hedged unrealized gain included in current assets above	Current assets	(13)	(281)
Non-current assets - Electric segment	Non-current assets and deferred charges	20,121	17,520
Current liabilities - Electric segment	Current liabilities	(1,172)	(1,154)
Non-current liabilities - Electric segment	Non-current liabilities and deferred charges		(698)
Net fair value of derivatives (before tax) – Electric segment		27,985	17,822
Tax effect	Deferred taxes	(10,662)	(6,790)
Accumulated other comprehensive income - Electric segment	Capitalization	$17,323	$11,032

Electric

A $17.3 million net of tax, unrealized gain representing the fair market value of our electric segment derivative contracts treated as cash flow hedges is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of March 31, 2008. The tax effect of $10.7 million on this gain is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning April 1, 2008 and ending on September 30, 2011. At the end of each determination period, or if cash flow hedge treatment is discontinued, any gain or loss for that period related to the instrument will be reclassified to fuel expense. As of March 31, 2008, approximately $7.9 million of unrealized gains are applicable to financial instruments which will settle within the next twelve months.

The following table sets forth the actual pre-tax gains/(losses) from the qualified portion of our hedging activities for settled contracts for the electric segment for each of the periods ended March 31, (in thousands):

Derivatives in FAS 133 Cash Flow Hedging Relationships	Income Statement Classification of Gain / (Loss) on Derivative	Amount of Gain / (Loss) Reclassed from OCI into Income -(Effective portion)
		Three Months Ended		Twelve Months Ended
		2008	2007	2008	2007
Commodity contracts – electric segment	Fuel Expense	$860	$(143)	$2,633	$241

Total Effective - Electric Segment		$860	$(143)	$2,633	$241

We record unrealized gains/(losses) on the ineffective portion of our gas hedging activities in “Fuel” under the Operating Revenue Deductions section of our statement of operations since all of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities.

The following table sets forth “mark-to-market” pre-tax gains/ (losses) from the ineffective portion of our hedging activities for the electric segment for each of the periods ended March 31, (in thousands):

Derivatives in FAS 133 Cash Flow Hedging Relationships	Income Statement Classification of Gain / (Loss) on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivative-(Ineffective)
		Three Months Ended		Twelve Months Ended
		2008	2007	2008	2007
Commodity contracts – electric segment	Fuel Expense	$34	$(30)	$353	$(30)

Total Ineffective - Electric Segment		$34	$(30)	$353	$(30)

The following table sets forth “mark-to-market” pre-tax gains/ (losses) from derivatives not designated as hedging instruments under FAS 133 for the electric segment for each of the periods ended March 31, (in thousands):

Derivatives Not Designated as Hedging Instruments Under FAS 133(1)	Income Statement Classification of Gain / (Loss) on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivative
		Three Months Ended		Twelve Months Ended
		2008	2007	2008	2007

Commodity contracts – electric segment	Fuel Expense	$302	$—	$302	$—

Total Electric Segment		$302	$—	$302	$—

(1)  All of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities. If conditions change, such as a planned unit outage, we may need to re-designate and/or unwind some of our previous derivatives designated under FAS 133. In this instance, these derivatives would be classified into the category above.

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

As of April 18, 2008, 92% of our anticipated volume of natural gas usage for our electric operations for the remainder of year 2008 is hedged, either through physical or financial contracts, at an average price of $6.758 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next five years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2009	55%	4,696,000	$6.060
2010	34%	3,200,000	$5.561
2011	34%	3,200,000	$5.561
2012	13%	1,200,000	$7.295
2013	13%	1,200,000	$7.295

On February 15, 2008, we unwound 992,000 Dths of physical gas contracts originally scheduled for delivery in July and August of 2010 and 2011. This transaction resulted in a gain of approximately $1.3 million after tax which was recorded in the Statement of Operations in the first quarter of 2008. We believe it is probable that we will take physical delivery under the remaining physical gas forward contracts.

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of April 18, 2008, we had 0.1 million Dths in storage on the three pipelines that serve our customers. This represents 6% of our storage capacity. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of second year and up to 20% of third year expected gas usage by the beginning of the Actual Cost Adjustment (ACA) year at September 1. A Purchased Gas Adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

The following table sets forth “mark-to-market” pre-tax gains / (losses) from financial hedging instruments for the gas segment for each of the periods ended March 31, (in thousands). These gains and losses are recorded to a regulatory asset or liability account because we have a commission approved natural gas cost recovery mechanism.

Derivatives Not Designated as	Balance Sheet Classification of Gain or	Amount of Gain / (Loss) Recognized on Balance Sheet
Hedging Instruments Under FAS	(Loss) on	Three Months Ended		Twelve Months Ended
133	Derivative	2008	2007	2008	2007

Commodity contracts – gas segment	Regulatory assets	$1,210	$1,530	$1,210	$1,530

Total Effective - Gas Segment		$1,210	$1,530	$1,210	$1,530

Note 6– Financing

On March 11, 2008, we amended the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) in order to provide us with additional flexibility to pay dividends to our shareholders by increasing the basket available to pay dividends by $10.75 million. The amendment followed the successful completion of a solicitation of consents from the holders of our First Mortgage Bonds outstanding under the EDE Mortgage. We received consents from holders of 94.46% in aggregate principal amount of the outstanding bonds and paid fees of approximately $1.6 million to the consenting bondholders.

On December 12, 2007, we sold 3,000,000 shares of our common stock in an underwritten public offering for $23.00 per share. The sale resulted in net proceeds of approximately $65.7 million ($69.0 million less issuance costs of $3.3 million). The proceeds were added to our general funds and used to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $34.0 million as of May 1, 2008. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2008, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at March 31, 2008, however, $74.2 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Note 7– Commitments and Contingencies

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

Coal, Natural Gas and Transportation Contracts

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. The firm physical gas and transportation commitments total $41.3 million for April 1, 2008 through March 31, 2009, $45.7 million for April 1, 2009 through March 31, 2011, $44.0 million for April 1, 2011 through March 31, 2013 and $66.9 million for April 1, 2013 and beyond. In the event that this gas cannot be used at our plants, the gas would remain in storage or be liquidated at market price.

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. Due to the extended Asbury maintenance outage from December 9, 2007 through February 10, 2008, we issued force majeure notices to our Western coal suppliers and to the railroads suspending Western coal shipments during the outage. This relieved us of our contractual obligations to receive shipments of coal to the extent caused by the Asbury outage. The minimum requirements are $27.2 million for April 1, 2008 through March 31, 2009, and $25.9 million for April 1, 2009 through March 31, 2011.

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have contracted with Westar Energy for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $21.7 million through May 31, 2010.

We also have a long term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. Construction began in the spring of 2006 with completion scheduled for 2010. We have the option to convert the 50 megawatts covered by the purchased power agreement into an ownership interest in 2015. Commitments under this contract total approximately $47.5 million through June 30, 2015.

We have entered into a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm to be located in Cloud County, Kansas and a 20-year contract with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc. (formerly known as PPM Energy), to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. Although these agreements are considered operating leases under GAAP, payments for these wind agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in the operating lease obligations discussed below.

New Construction

On March 14, 2006, we entered into contracts to purchase an undivided interest in 50 megawatts of the Plum Point Energy Station’s new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. The estimated cost is approximately $86.5 million, excluding AFUDC.

On June 13, 2006, we announced we had entered into an agreement with Kansas City Power & Light (KCP&L) to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We will own 12%, or approximately 100 megawatts, of the 850-megawatt unit. Construction began in the spring of 2006 with completion scheduled for 2010. On May 7, 2008, KCP&L announced an update of their estimated construction figures for the construction of the Iatan 2 plant and for the environmental upgrades at the Iatan 1 plant. Our share of the Iatan 2 construction costs will increase from a range of approximately $183.6 million to $200.5 million to a range of approximately $218 million to $230 million.  All of these estimated construction expenditures exclude AFUDC. The updated estimate of our share of the cost for environmental upgrades at the Iatan 1 plant is a range of approximately $56 million to $60 million, representing an increase of 22%-30% compared to the previous estimate of approximately $46 million. The in-service date for the Iatan No. 1 project is expected to be February 2009.

A new combustion turbine previously scheduled to be installed by the summer of 2011 will be delayed for at least one year as our generation regulation needs for our purchased power agreements are being met through a combination of our existing units and the SPP energy imbalance market.

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

On December 10, 2004, we entered into a 20-year contract with Elk River Windfarm, LLC to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. We have contracted to purchase approximately 550,000 megawatt-hours of energy per year, or approximately 10% of our annual needs, under the contract, which was declared commercial on December 15, 2005. We do not own any portion of the windfarm. Payments for wind energy from the Elk River Windfarm are contingent upon output of the facility. Annual payments can run from zero to a maximum of approximately $16.9 million based on a 20-year average cost.

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

Our lease obligations over the next five years are as follows (in thousands):

Capital Leases

2008	288
2009	288
2010	171
2011	2
Thereafter	—
Total minimum payments	$749
Less amount representing maintenance	249
Net minimum lease payments	500
Less amount representing interest	40
Present value of net minimum lease payments	$460

Operating Leases

2008	$1,505
2009	539
2010	353
2011	285
2012	205
Thereafter	633
Total minimum payments	$3,520

The gross amount of assets recorded under capital leases totaled $1.3 million at March 31, 2008. The accumulated amount of amortization for our capital leases was $0.3 million at March 31, 2008.

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

SO2 Emissions.  Under the 1990 Amendments, the amount of SO2 an affected unit can emit is regulated. Each existing affected unit has been allocated a specific number of emission allowances, each of which allows the holder to emit one ton of SO2. Utilities covered by the 1990 Amendments must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. The annual reconciliation of allowances, which occurs on a facility wide basis, is held each March 1 for the previous calendar year. Allowances may be traded between plants or utilities or “banked” for future use. A market for the trading of emission allowances exists on the Chicago Board of Trade. The Environmental Protection Agency (EPA) withholds annually a percentage of the emission allowances allocated to each affected unit and sells those emission allowances through a direct auction. We receive compensation from the EPA for the sale of these withheld allowances.

Our Asbury, Riverton (other than the gas-fired combustion turbines) and Iatan Plants burn a blend of low sulfur Western coal (Powder River Basin) and higher sulfur blend coal and petroleum coke, or burn 100% low sulfur Western coal. In addition, tire-derived fuel (TDF) is used as a supplemental fuel at the Asbury Plant. The Riverton Plant can also burn natural gas as its primary fuel. The State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12 are gas-fired facilities and do not receive SO2 allowances. In the near term, annual allowance requirements for the State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12, which are not expected to exceed 20 allowances per year, will be transferred from our inventoried bank of allowances. In 2007, the combined actual SO2 allowance need for all affected plant facilities exceeded the number of allowances allocated to us by the EPA. Based on our March 1, 2008 EPA reconciliation, we had approximately 24,000 banked SO2 allowances at December 31, 2007 as compared to 31,000 at December 31, 2006. We project that our 2008 emissions will again exceed the number of allowances allocated by the EPA. Based on current SO2 allowance usage projections, we expect to exhaust our banked allowances by the end of 2010.

Once our SO2 allowance bank is exhausted, we will need to purchase additional SO2 allowances or build a Flue Gas Desulphurization (FGD) scrubber system at our Asbury Plant. Based on current and projected SO2 allowance prices and high-level estimated FGD scrubber construction costs ($81 million in 2010 dollars), we expect it will be more economical for us to purchase SO2 allowances than to build a scrubber at the Asbury Plant. We would expect the costs of SO2 allowances to be fully recoverable in our rates. In addition, projected engineering and construction timeframes for a new scrubber make it unfeasible at this time to construct a scrubber by the end of 2010.

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

In March 2008, the EPA lowered the National Ambient Air Quality Standard (NAAQS) for ozone from 84 ppb to 75 ppb. Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. It is possible that most of southwest Missouri will be classified as non-attainment or non-classified by the EPA in 2010 or later. We anticipate that the EPA will classify the Kansas City area, where Iatan 1 is located, as non-attainment in 2010. At this time we do not foresee the need for additional controls exceeding those already required by CAIR. In addition, our units do not emit appreciable VOCs. We do not anticipate that southeast Kansas will be classified as non-attainment under the new ozone NAAQS.

NOx is further regulated as described in the Clean Air Interstate Rule below.

Clean Air Interstate Rule (CAIR)

The EPA issued its final CAIR on March 10, 2005. CAIR governs NOx and SO2 emissions from fossil fueled units greater than 25 megawatts and will affect 28 states, including Missouri, where our Asbury, Energy Center, State Line and Iatan Plants are located and Arkansas where the Plum Point Energy Station is being constructed. Kansas is not included in CAIR and our Riverton Plant will not be affected.

The CAIR is not directed to specific generation units, but instead, requires the states (including Missouri and Arkansas) to develop State Implementation Plans (SIPs) to comply with specific NOx and SO2 state-wide annual budgets. Missouri and Arkansas have finalized their respective regulations and submitted their SIPs to the EPA for approval. The Arkansas SIP, which addresses ozone season NOx only, was approved and became effective on November 26, 2007 and the Missouri SIP, which addresses annual and ozone season NOx and SO2, was approved and became effective on December 14, 2007. We will receive our full allotment of allowances as published in the Missouri CAIR Rule. Under the Arkansas CAIR rule, we will not receive allowances until approximately six years after Plum Point Unit 1 is operational. In the interim we will transfer allowances from our Missouri units. Based on the SIPs for Missouri and Arkansas, it appears we will have excess annual and ozone season NOx allowances. SO2 allowances must be utilized at a 2:1 ratio for our Missouri units as compared to our non-CAIR Kansas units beginning in 2010. Based on current SO2 allowance usage projections, we expect to exhaust our banked allowances by the end of 2010 and will need to purchase additional SO2 allowances or build a scrubber at our Asbury Plant.

In order to help meet anticipated CAIR requirements and to meet air permit requirements for Iatan Unit 2, pollution control equipment is being installed on Iatan Unit 1 with the in-service date expected to be February 2009. This equipment includes a Selective Catalytic Reduction (SCR) system, an FGD scrubber and a baghouse, with our share of the capital cost estimated to be between $56 million and $60 million, excluding AFUDC. Of this amount, approximately $3.9 million was incurred in 2006 and $12.1 million in 2007 with estimated expenditures of approximately $25.7 million in 2008 and $17.5 million in 2009. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC.

Also to help meet anticipated CAIR requirements, we constructed an SCR at Asbury that was completed in November 2007 and placed in service in February 2008 at a total cost of approximately $31.0 million (excluding AFUDC), of which $28.1 million was expended through December 31, 2007 with the remainder expended in 2008. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC.

Additional pollution control equipment to comply with CAIR may become economically justified at the Asbury Plant sometime prior to 2015 and may include an FGD scrubber to control SO2 and a baghouse at an estimated capital cost of $100 million.

Clean Air Mercury Rule (CAMR)

On March 15, 2005, the EPA issued the CAMR regulations for mercury emissions by power plants under the requirements of the 1990 Amendments to the Clean Air Act. The new mercury emission limits for Phase 1 were scheduled to go into effect January 1, 2010 and remain in effect until January 1, 2018. Beginning January 1, 2018, more restrictive mercury emission limits were scheduled to go into effect for Phase 2 of CAMR. These regulations were challenged in the U.S. Court of Appeals for the District of Columbia Circuit by a group of states led by New Jersey. On

February 8, 2008, the Court of Appeals issued its opinion and vacated the EPA’s CAMR regulations. The EPA is required to reconsider the regulation of mercury under Section 112 of the CAA. At this point it is too early to determine the effects of this ruling.

The CAMR was not directed to specific generation units, but instead, required the states (including Missouri, Kansas and Arkansas) to develop SIPs to comply with specific mercury state-wide annual budgets. Missouri, Kansas and Arkansas have finalized their respective regulations and submitted their SIPs to the EPA. The proposed SIPs for all states include allowance trading programs for mercury that could allow compliance without additional capital expenditures. The EPA has not yet issued guidance to the states regarding the vacated regulation and recommended future actions.

Based on CAMR, we installed a mercury analyzer at Asbury during late 2007 and scheduled the installation of two mercury analyzers at Riverton during 2008 in order to verify our mercury emissions and to meet the compliance date of January 1, 2009 for mercury analyzers and the Phase 1 mercury emission compliance date of January 1, 2010. We will complete the installation of the mercury analyzers at Riverton in anticipation of future mercury regulations.

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

The Riverton Plant is affected by final regulations for Cooling Water Intake Structures issued under the Clean Water Act (CWA) Section 316(b) Phase II. The regulations became final on February 16, 2004 and required the submission of a Sampling Report and Comprehensive Demonstration Study with the permit renewal in 2008. A Proposal for Information Collection (PIC) was approved by the Kansas Department of Health and Environment (KDHE). Aquatic sampling commenced in April 2006 in accordance with the PIC and was completed in August 2007. Analysis of the sampling and summary reports was completed during the first quarter of 2008 and submitted to the KDHE. These reports indicate that the effect of the cooling water intake structure on Empire Lake’s aquatic life is insignificant. The need for a further Demonstration Study is not expected. On January 25, 2007, the United States Court of Appeals for the Second Circuit remanded key sections of the EPA’s February 16, 2004 regulations. On July 9, 2007, the EPA suspended the regulation and is expected to revise and re-propose the regulation by December 2008. We will monitor the EPA revision process and comment appropriately. In addition, on April 14, 2008 certiorari was granted by the United States Supreme Court limited to the review as to whether Section 316(b) of the CWA authorized the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impacts at cooling water intake structures. The permit renewal application will be prepared and submitted as scheduled following KDHE guidance. Under the initial 316(b) regulations, we did not expect costs associated with compliance to be material. We will reassess costs after the Supreme Court issues its ruling and the revised rules are complete.

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

Gas Segment

The acquisition of Missouri Gas involved the property transfer of two former manufactured gas plant (MGP) sites previously owned by Aquila, Inc. and its predecessors. Site #1 is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri. Site #2 has received a letter of no further action from the MDNR. A Change of Use request and work plan was approved by the MDNR allowing us to expand our existing service center at Site #1 in Chillicothe, Missouri. This project, which was completed in October 2007, included the removal of all excavated soil and the addition of a new concrete surface replacing the existing gravel at a cost of approximately $0.1 million. We estimate further remediation costs at these two sites to be no more than approximately $0.2 million, based on our best estimate at this time. This estimated liability is recorded under noncurrent liabilities and deferred credits. In our agreement with the MPSC approving the acquisition of Missouri Gas, it was agreed that we could reflect a liability and offsetting regulatory asset not to exceed $260,000 for the acquired sites. The MPSC agreed that up to $260,000 of costs related to the clean up of these MGP sites would be allowed for future rate recovery. Accordingly, we concluded that rate recovery was probable and at the acquisition date, a regulatory asset of $260,000 was recorded as part of the purchase price allocation based on our agreement with the MPSC, and in accordance with Statement of Financial Accounting Standards No. 71 – “Accounting for the Effects of Certain Types of Regulation” (FAS 71).

Note 8 – Retirement Benefits

Net periodic benefit pension cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components (in thousands):

	Three months ended March 31,
	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$863	$862	$12	$13	$407	$525
Interest cost	2,245	2,015	32	29	910	975
Expected return on plan assets	(2,680)	(2,588)			(938)	(825)
Amortization of prior service cost (1)	186	91	(2)	(3)	(253)	(125)
Amortization of net actuarial loss (1)	404	687	30	37	140	300
Net periodic benefit cost	$1,018	$1,067	$72	$76	$266	$850

	Twelve months ended March 31,
	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$3,493	$3,353	$50	$49	$1,586	$1,891
Interest cost	8,468	7,760	119	108	3,352	3,576
Expected return on plan assets	(10,392)	(9,900)			(3,511)	(2,932)
Amortization of prior service cost (1)	683	438	(10)	(3)	(1,138)	(487)
Amortization of net actuarial loss (1)	2,318	3,072	140	146	991	2,098
Net periodic benefit cost	$4,570	$4,723	$299	$300	$1,280	$4,146

(1) 2007 and 2008 amounts are amortized from our regulatory asset recorded upon adoption of FAS 158.

Based on the performance of our pension plan assets through January 1, 2007 and 2008, we were not required under the Employee Retirement Income Security Act of 1974 (ERISA) to fund any additional minimum ERISA amounts with respect to 2007 or 2008.

We expect to make other postretirement benefit contributions of $1.1 million in 2008, of which $0.5 million has been made as of March 31, 2008.

Note 9 – Stock-Based Awards and Programs

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended March 31:

	Three Months Ended		Twelve Months Ended
(in thousands)	2008	2007	2008	2007

Compensation	$875	$753	$2,243	$1,850
Tax Benefit	324	278	818	669

Activity for our various stock plans for the three months ended March 31, 2008, is summarized below:

Performance-Based Restricted Stock Awards

The fair value of the estimated shares to be awarded under the 2008 grant of restricted stock was estimated on the date of grant using a Monte Carlo option valuation model. The 2007 grant was estimated on the date of grant using a lattice-based option valuation model. The assumptions used in each model are noted in the following table:

	2008	2007
Risk-free interest rate	2.44%	5.09% to 4.88%
Expected volatility of Empire stock	19.9%	16.6%
Expected volatility of peer group stock	20.3%	18.9%
Expected dividend yield on Empire stock	5.4%	5.55%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
EDE percentile performance	24th	25th
Fair value percentage	113.0%	107.73%
Grant date	1/30/2008	1/31/2007
Grant date fair value per share	$24.78	$25.65

Non-vested restricted stock awards (based on target number) as of March 31, 2008 and 2007 and changes during the three months ended March 31, 2008 and 2007 were as follows:

	YTD 2008		YTD 2007
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Nonvested at January 1,	43,400	$23.02	38,800	$22.25
Granted	21,000	$21.92	17,700	$23.81
Awarded	(6,486)	$22.77	(7,598)	$21.79
Not Awarded	(5,614)		(5,502)

Nonvested at March 31,	52,300	$22.64	43,400	$23.02

At March 31, 2008, there was $0.8 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the remaining vesting period.

Stock Options

A summary of option activity under the plan during the three months ended March 31, 2008 and 2007 is presented below:

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	149,200	$23.04	135,000	$22.21
Granted	56,400	$21.92	64,200	$23.83
Exercised	—	—	50,000	$21.79
Outstanding at March 31,	205,600	$22.73	149,200	$23.04
Exercisable at March 31,	43,300	$22.67	4,200	$21.79

The aggregate intrinsic value at March 31, 2008 was $0. The aggregate intrinsic value at March 31, 2007 was $0.2 million. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price.

The range of exercise prices for the options outstanding at March 31, 2008 was $21.79 to $23.81. The weighted-average remaining contractual life of outstanding options at March 31, 2008 and 2007 was 7.8 years and 8.3 years, respectively. As of March 31, 2008, there was $0.5 million of total unrecognized compensation expense related to the non-vested options granted under the plan. That cost will be recognized over a period of 1 to 3 years.

	Stock Options
	2008	2007
Weighted average fair value of grants	$2.42	$2.38
Risk-free interest rate	3.38%	4.68%
Dividend yield	5.40%	5.33%
Expected volatility	20.0%	16.13%
Expected life in months	78	60
Grant Date	1/30/08	1/31/07

Note 10 - Regulated - Other Operating Expense

The following table sets forth the major components comprising “Regulated – other” under “Operating Revenue Deductions” on our consolidated statements of operations (in thousands) for all periods presented ended March 31:

	Three Months Ended	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	2008	2007	2008	2007
Electric transmission and distribution expense	$2,657	$2,064	$10,059	$8,469
Natural gas transmission and distribution expense	474	443	1,786	1,485
Power operation expense (other than fuel)	2,713	2,359	10,770	9,795
Customer accounts and assistance expense	2,548	2,118	9,628	8,639
Employee pension expense (1)	1,554	1,816	6,290	5,164
Employee healthcare plan (1)	1,943	1,777	8,065	7,584
General office supplies and expense	2,442	2,566	10,170	8,763
Administrative and general expense	2,958	2,820	11,002	11,411
Allowance for uncollectible accounts	572	1,354	3,890	3,115
Miscellaneous expense	37	45	242	159
Total	$17,898	$17,362	$71,902	$64,584

(1) Includes effects of regulatory treatment for pension and other postretirement benefits but does not include capitalized portion or amount deferred to a regulatory asset.

Note 11– Segment Information

We operate our business as three segments:  electric, gas and other. As part of our electric segment, we also provide water service to three towns in Missouri. EDG is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. The other segment consists primarily of a subsidiary for our fiber optics business.

In August 2006, we sold our controlling 52% interest in MAPP, a company that specialized in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries. In December 2006, we sold our 100% interest in Conversant, Inc., a software company that marketed Customer Watch, an Internet-based customer information system software. On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. For financial reporting purposes, MAPP, Conversant and Fast Freedom, all of which were formerly within our other segment, have been classified as discontinued operations and are not included in our segment information.

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended March 31, 2008
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$108,740	$27,275	$1,061	$(130)	$136,946
Depreciation and amortization	12,819	480	322	—	13,621
Federal and state income taxes	1,488	1,509	108	—	3,105
Operating income	10,945	3,379	235	—	14,559
Interest income	103	115	—	(139)	79
Interest expense	8,979	989	60	(139)	9,889
Income from AFUDC (debt and equity)	2,465	—	—	—	2,465
Income from continuing operations	4,359	2,455	176	—	6,990

Capital Expenditures	$54,248	$436	$415		$55,099

	For the quarter ended March 31, 2007
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$97,361	$27,590	$795	$(96)	$125,650
Depreciation and amortization	11,996	466	236	—	12,698
Federal and state income taxes	572	1,051	15	—	1,638
Operating income	9,118	2,605	190	—	11,913
Interest income	266	37	—	(209)	94
Interest expense	8,359	987	165	(209)	9,302
Income from AFUDC (debt and equity)	2,047	14	—	—	2,061
Income from continuing operations	2,843	1,663	25		4,531

Capital Expenditures (1)	$47,949	$222	$694		$48,865

(1)  Does not include the acquisition of the Missouri gas operations.

	For the twelve months ended March 31, 2008
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$438,419	$59,563	$3,946	$(472)	$501,456
Depreciation and amortization	50,461	1,903	1,159	—	53,523
Federal and state income taxes	14,506	1,030	374	—	15,910
Operating income	62,049	5,462	701	—	68,212
Interest income	399	452	—	(539)	312
Interest expense	36,402	3,959	146	(539)	39,968
Income from AFUDC (debt and equity)	8,066	5	—	—	8,071
Income from continuing operations	33,351	1,761	527	—	35,639

Capital Expenditures	$194,887	$2,196	$4,719		$201,802

	For the twelve months ended March 31, 2007
($-000’s)	Electric	Gas (1)	Other	Eliminations	Total
Statement of Income Information
Revenues	$398,769	$52,735	$3,055	$(398)	$454,161
Depreciation and amortization	39,467	1,531	898	—	41,896
Federal and state income taxes	21,957	432	40	—	22,429
Operating income	67,816	3,890	704		72,410
Interest income	1,138	77	—	(819)	396
Interest expense	31,962	3,338	687	(819)	35,168
Income from AFUDC (debt and equity)	5,728	78	—	—	5,806
Income from continuing operations	41,725	703	17		42,445

Capital Expenditures(2)	$136,226	$1,140	$2,634		$140,000

(1)          Represents the months of June 2006 through March 2007.

(2)          Does not include the acquisition of the Missouri gas operations.

	As of March 31, 2008
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,442,228	$127,557	$22,178	$(76,975)	$1,514,988

(1) Includes goodwill of $39,492.

	As of December 31, 2007
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,395,289	$121,918	$22,101	$(66,234)	$1,473,074

(1) Includes goodwill of $39,492.

Note 12– Discontinued Operations

In August 2006, we sold our controlling 52% interest in MAPP, a company that specialized in close-tolerance custom manufacturing for the aerospace, electronics, telecommunications and machinery industries. In December 2006, we sold our 100% interest in Conversant, Inc., a software company that marketed Customer Watch, an Internet-based customer information system software. On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. We have reported MAPP, Conversant and Fast Freedom’s results as discontinued operations. A summary of the components of gains or losses from discontinued operations for all periods reported as of March 31, follows:

For the three months ended March 31, 2007

($-000’s)	Fast Freedom	Total
Revenues	$312	$312
Expenses	362	362
Losses from discontinued operations before income taxes	(50)	(50)
Gain on disposal	—	—
Income tax	19	19
Minority interest	—	—
Income tax – minority interest	—	—
Gain (loss) from discontinued operations	$(31)	$(31)

For the twelve months ended March 31, 2008

($-000’s)	Fast Freedom	Total
Revenues	$593	$593
Expenses	701	701
Losses from discontinued operations before income taxes	(108)	(108)
Gain on disposal	161	161
Income tax	41	41
Minority interest	—	—
Income tax – minority interest	—	—
Gain (loss) from discontinued operations	$94	$94

For the twelve months ended March 31, 2007

	MAPP	Conversant	Fast Freedom	Total
Revenues	$5,235	$1,488	$1,330	$8,053
Expenses	5,542	2,848	1,595	9,985
Earnings (losses) from discontinued operations before income taxes	(307)	(1,360)	(265)	(1,932)
Gain on disposal	272	555	—	827
Income tax	117	518	102	737
Minority interest	147	—	—	147
Income tax – minority interest	(56)	—	—	(56)
Gain (loss) from discontinued operations	$173	$(287)	$(163)	$(277)

Note 13– FAS 157 – Fair Value Measurements

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (FAS 157) was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. FASB Staff Position (FSP) 157-1, issued in February 2008, amended FAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (FAS 13) and other FAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13. FASB Staff Position (FSP) 157-2 amended FAS 157 to delay the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The adoption of FAS 157 for financial assets and financial liabilities, effective January 1, 2008 did not have a material impact on our consolidated financial position, results of operations and cash flows. We are evaluating the effect the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will have on our consolidated financial position, results of operations and cash flows.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, defined as quoted prices in active markets for identical instruments; (ii) Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of March 31, 2008:

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	As of 3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Net derivative assets*	$27,626	$4,492	$23,134	—
Cash and cash equivalents	2,515	2,515	—	—

*The only recurring liabilities are derivative related and are netted against the asset amounts shown in the table above.

We did not have any gains or losses for valuation using significant unobservable inputs.

Note 14– Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. We have decreased our estimate of unrecognized tax benefits during the quarter ended March 31, 2008 as a review of certain amended returns by the Joint Committee on Taxation was completed. The Joint Committee accepted our tax position which led us to recognize certain tax benefits previously unrecognized. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of March 31, 2008 and December 31, 2007 was $219,000 and $328,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment consists primarily of our fiber optics business. During the twelve months ended March 31, 2008, 87.4% of our gross operating revenues were provided from sales from our electric segment (including 0.4% from the sale of water), 11.9% from our gas segment and 0.7% from our other segment.

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

Electric Segment

The primary drivers of our electric operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth and (4) general economic conditions. The utility commissions in the states in which we operate, as well as the Federal Energy Regulatory Commission (FERC), set the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily fuel and purchased power) and/or rate relief. We assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary. Weather affects the demand for electricity. Very hot summers and very cold winters increase electric demand, while mild weather reduces demand. Residential and commercial sales are impacted more by weather than industrial sales, which are mostly affected by business needs for electricity and by general economic conditions. Customer growth, which is the growth in the number of customers, contributes to the demand for electricity. We expect our annual electric customer growth to range from approximately 1.4% to 1.6% over the next several years. Our electric customer growth for the twelve months ended March 31, 2008 was 1.0%. We define electric sales growth to be growth in kWh sales period over period excluding the impact of weather. The primary drivers of electric sales growth are customer growth and general economic conditions.

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

Gas Segment

The primary drivers of our gas operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth, (4) the cost of natural gas and interstate pipeline transportation charges and (5) general economic conditions. The MPSC sets the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily commodity natural gas) and/or rate relief. We assess the need for rate relief and file for such relief when necessary. However, as part of the unanimous stipulation and agreement filed with the MPSC on March 1, 2006 and approved on April 18, 2006, we have agreed to not file a rate increase request for non-gas costs prior to June 1, 2009. A PGA clause is included in our gas rates, which allows us to recover our actual cost of natural gas from customers through rate changes, which are made periodically (up to four times) throughout the year in response to weather conditions, natural gas costs and supply demands. Weather affects the demand for natural gas. Very cold winters increase demand for gas, while mild weather reduces demand. Due to the seasonal nature of the gas business, revenues and earnings are typically concentrated in the November through March period, which generally corresponds with the heating season. Customer growth, which is the growth in the number of customers, contributes to the demand for gas. Our gas segment customer contraction for the twelve months ended March 31, 2008 was 1.8%, which we believe was due to higher gas prices and general economic conditions. We expect our annual gas customer growth to be up to 1% over the next several years. We define gas sales growth to be growth in mcf sales excluding the impact of weather. The primary drivers of gas sales growth are customer growth and general economic conditions.

The primary driver of our gas operating expense in any period is the price of natural gas. However, because gas purchase costs for our gas utility operations are normally recovered from our customers, any change in gas prices does not have a corresponding impact on income unless such costs are deemed imprudent or causes customers to reduce usage.

Earnings

During the first quarter of 2008, basic and diluted earnings per weighted average share of common stock were $0.21 as compared to $0.15 in the first quarter of 2007. For the twelve months ended March 31, 2008, basic and diluted earnings per weighted average share of common stock were $1.14 as compared to $1.44 for the twelve months ended March 31, 2007. As reflected in the table below, the primary positive driver for both the first quarter of 2008 and the twelve months ended March 31, 2008 was increased electric revenues. Increased total electric fuel and purchased power costs was the primary negative driver for both the first quarter of 2008 and the twelve months ended March 31, 2008. Increased depreciation was also a significant negative driver for the twelve months ended March 31, 2008 mainly due to $7.8 million of regulatory amortization related to the December 21, 2007 Missouri rate order that has been recorded as depreciation expense during this period.

The following reconciliation of basic earnings per share between the three months and twelve months ended March 31, 2007 versus March 31, 2008 is a non-GAAP presentation. We believe this information is useful in understanding the fluctuation in earnings per share between the prior and current years. The reconciliation presents the after tax impact of significant items and components of the statement of operations on a per share basis before the impact of additional stock issuances which is presented separately. Earnings per share for the three months and twelve months ended March 31, 2007 and 2008 shown in the reconciliation are presented on a GAAP basis and are the same as the amounts included in the statements of operations. This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statements of operations.

	Three Months Ended	Twelve Months Ended
Earnings Per Share – 2007	$0.15	$1.44

Revenues
Electric on-system	$0.17	$0.64
Electric off – system and other	0.10	0.24
Gas	(0.01)	0.15
Water	0.00	0.00
Non – Regulated	0.01	0.02
Expenses
Electric fuel	(0.14)	(0.47)
Purchased power	(0.14)	(0.37)
Cost of natural gas sold and transported	0.02	(0.06)
Regulated – electric segment	(0.02)	(0.14)
Regulated – gas segment	0.01	(0.02)
Non-regulated	0.00	(0.01)
Maintenance and repairs	0.12	0.04
Depreciation and amortization	(0.02)	(0.26)
Other taxes	(0.01)	(0.05)
Interest charges	(0.01)	(0.11)
AFUDC	0.01	0.05
Discontinued operations	0.00	0.01
Loss on plant allowance	0.00	0.02
Gain on sale of assets	0.00	0.03
Change in effective income tax rates	(0.01)	0.07
Other income and deductions	0.00	0.00
Dilutive effect of additional shares issued	(0.02)	(0.08)
Earnings Per Share – 2008	$0.21	$1.14

Recent Activities

Amendment of EDE Mortgage

On March 11, 2008, we amended the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) in order to provide us with additional flexibility to pay dividends to our shareholders by increasing the basket available to pay dividends by $10.75 million. The amendment followed the successful completion of a solicitation of consents from the holders of our First Mortgage Bonds outstanding under the EDE Mortgage. We received consents from holders of 94.46% in aggregate principal amount of the outstanding bonds and paid fees of approximately $1.6 million to the consenting bondholders. See “—Dividends” below.

Asbury SCR and Maintenance Outage

In order to help meet CAIR requirements, we constructed an SCR at Asbury that was completed in November 2007 and placed in service in February 2008. The total cost of the SCR project was approximately $31.0 million (excluding AFUDC), of which $28.1 million was expended through December 31, 2007 with the remainder expended in 2008. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC. We combined this project with our five year Asbury maintenance outage.

Our Asbury units went off-line September 21, 2007 and were expected to be back on-line during the last week of November, during which time we expected to tie in the SCR. However, on December 7, 2007, during the reassembly of the generator, the unit failed inspection. On December 9, 2007 it was determined that corrective action would be necessary and that additional work would require the unit to remain on outage an additional 60 days. The unit was returned to service on February 10, 2008. We had to replace the energy that would have been generated by our coal-fired units at the Asbury plant with energy generated at our gas plants and with purchased power. After assessing the actual cost of the incremental purchased power and gas-fired generation, we estimate the planned outage added incremental expenses of approximately $8.7 million for the fourth quarter of 2007. We estimate the extended outage increased expenses an additional $3.5 million in the fourth quarter of 2007 (December 8-December 31, 2007) and an additional $5.8 million in the first quarter of 2008 (January 1-February 10, 2008).

Regulatory Matters

With regard to our 2006 Missouri rate case, on March 19, 2007, the Office of Public Counsel (OPC) filed a Petition for Writ of Mandamus with the Missouri Supreme Court seeking an order requiring the Missouri Public Service Commission (MPSC) to vacate and rescind its December 29, 2006 order approving tariffs and directing the MPSC to provide an effective date for any subsequent tariff approval order that allows at least ten days to prepare and file an application for rehearing. On October 30, 2007, the Supreme Court issued an opinion directing the MPSC to vacate its December 29 order approving tariffs and allow the OPC a reasonable time to prepare and file an application for rehearing. The Court did not examine the lawfulness or reasonableness of the substance of the MPSC’s December 29, 2006 order approving tariffs, and considered only the timing of the issuance of the order. The Court also did not consider the underlying tariffed rates which continue in force and in effect.

Acting upon the opinion of the Missouri Supreme Court, the MPSC issued an order on December 4, 2007, effective December 14, 2007, vacating the December 29, 2006 order and re-approving the tariffs and the same resulting increase in rates. The OPC and intervenors Praxair, Inc. and Explorer Pipeline Company, filed applications for rehearing with the MPSC regarding this order. These applications for rehearing remain pending before the MPSC.

On March 26, 2008, the MPSC issued its Order Granting Reconsideration of Report and Order, to be effective April 5, 2008, and its Report and Order Upon Reconsideration, to be effective April 5, 2008, in which the MPSC made additional findings and reaffirmed the rate increase originally authorized in December of 2006. The OPC and intervenors Praxair and Explorer Pipeline filed applications for rehearing regarding this Report and Order Upon Reconsideration. These applications for rehearing remain pending before the MPSC.

Also with regard to the 2006 Missouri rate case, on March 18, 2008, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court to force the MPSC to comply with the Missouri Supreme Court’s opinion and order of October 30, 2007. The OPC, the MPSC, the intervenors and Empire have filed written briefs, and oral arguments are scheduled before the Missouri Supreme Court on May 13, 2008.

We have filed applications for Accounting Authority Orders in Oklahoma and Kansas and have filed a request for storm recovery in Arkansas respecting costs incurred due to the two major ice storms in 2007.

For additional information, see “Rate Matters” below.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2008, compared to the same periods ended March 31, 2007.

The following table represents our results of operations by operating segment for the applicable periods ended March 31:

	Three Months Ended		Twelve Months Ended
(in millions)	2008	2007	2008	2007

Income from continuing operations
Electric	$4.4	$2.8	$33.3	$41.7
Gas	2.4	1.7	1.8	0.7
Other	0.2	—	0.5	—
Income from continuing operations	$7.0	$4.5	$35.6	$42.4
Loss from discontinued operations	—	—	0.1	(0.3)
Net income*	$7.0	$4.5	$35.7	$42.2

*Differences could occur due to rounding.

Electric Segment

Overview

Our electric segment income for the first quarter of 2008 was $4.4 million as compared to $2.8 million for the first quarter of 2007.

Electric segment operating revenues comprised approximately 79.4% of our total operating revenues during the first quarter of 2008. Of our total electric operating revenues during the first quarter of 2008, approximately 44.9% were from residential customers, 25.7% from commercial customers, 13.7% from industrial customers, 4.7% from wholesale on-system customers, 6.9% from wholesale off-system transactions and 4.1% from miscellaneous sources, primarily public authorities. The breakdown of our customer classes has not significantly changed from the first quarter of 2007.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales for the applicable periods ended March 31, were as follows:

	kWh Sales (in millions)			kWh Sales (in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter		Ended	Ended
	2008	2007	% Change*	2008	2007	% Change*
Residential	593.5	545.2	8.9%	1,978.8	1,970.0	0.5%
Commercial	379.0	357.8	5.9	1,632.0	1,574.6	3.7
Industrial	262.0	255.4	2.6	1,116.9	1,135.1	(1.6)
Wholesale On-System	85.4	80.2	6.6	347.6	339.8	2.3
Other**	32.0	28.0	14.1	120.7	114.7	5.2
Total On-System	1,351.9	1,266.6	6.7	5,196.0	5,134.2	1.2

	Operating Revenues ($ in millions)			Operating Revenues ($ in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter		Ended	Ended
	2008	2007	% Change*	2008	2007	% Change*
Residential	$48.6	$44.7	8.8%	$178.5	$167.2	6.8%
Commercial	27.9	26.3	5.9	130.6	118.7	10.0
Industrial	14.8	14.5	2.5	68.1	65.3	4.3
Wholesale On-System	5.1	4.3	17.9	19.2	17.5	9.5
Other**	2.6	2.3	15.2	10.4	9.3	11.9
Total On-System	$99.0	$92.1	7.6	$406.8	$378.0	7.6

*Percentage changes are based on actual kWh sales and revenues and may not agree to the rounded amounts shown above.

**Other kWh sales and other operating revenues include street lighting, other public authorities and interdepartmental usage.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers increased during the first quarter of 2008 as compared to the first quarter of 2007 primarily due to continued sales growth and favorable weather. Revenues for our on-system customers increased approximately $7.0 million, or 7.6%. Although the impact of weather is difficult to estimate, especially in light of the January 2007 ice storm, we estimate that weather and other related factors increased revenues by approximately $4.7 million in the first quarter of 2008 as compared to the first quarter of 2007. Total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) for the first quarter of 2008 were 14.1% more than the same period last year and 0.4% more than the 30-year average. Continued sales growth contributed an estimated $1.2 million during the first quarter of 2008 while rate changes also contributed an estimated $1.2 million.

The increase in residential and commercial kWh sales and revenues during the first quarter of 2008 was primarily due to the colder weather conditions as compared with 2007 and continued sales growth.

Industrial kWh sales and revenues, which are not particularly weather sensitive, increased for the first quarter of 2008 as compared to the same period in 2007 when industrial sales were down mainly due to a pipeline customer running at minimum output.

On-system wholesale kWh sales increased during the first quarter of 2008 reflecting the weather conditions and continued sales growth discussed above. Revenues associated with these FERC-regulated sales increased more than the kWh sales as a result of the fuel adjustment clause applicable to such sales. This clause permits the distribution to customers of changes in fuel and purchased power costs.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. See “- Competition” below. The following table sets forth information regarding these sales and related expenses for the applicable periods ended March 31:

	2008	2007
	Three Months	Three Months
(in millions)	Ended	Ended
Revenues	$8.1	$4.2
Expenses	6.2	2.7
Net*	$1.9	$1.4

*Differences could occur due to rounding.

Revenues increased during the first quarter of 2008 as compared to the first quarter of 2007 primarily due to sales facilitated by the SPP Energy Imbalance Services (EIS) market that began on February 1, 2007. Sales from this market contributed $3.0 million to our off-system electric revenues in the first quarter of 2008 with $2.3 million of related expense as compared to $1.9 million of electric revenues in the first quarter of 2007 with $1.0 million of related expense. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the first quarter of 2008, total electric segment operating expenses increased approximately $9.6 million (10.8%) compared with the same period last year. Total fuel costs increased approximately $5.8 million (22.9%) while purchased power costs increased approximately $5.7 million (28.3%) during the first quarter of 2008. The increase in fuel costs was primarily due to increased generation by our gas fired units in the first quarter of 2008 (an estimated $8.6 million)

mainly due to the extended outage at the Asbury plant that lasted into the first quarter of 2008, as well as an approximately $0.9 million increase resulting from higher costs for the natural gas we burned in our gas-fired units. These increased costs were partially offset as a result of the unwinding of future physical natural gas positions in February 2008 that reduced fuel expense by approximately $2.1 million in the first quarter of 2008. Increased coal costs contributed approximately $0.2 million to total fuel costs in the first quarter of 2008. Decreased coal generation, mainly due to the Asbury outage, decreased fuel costs approximately $1.2 million while other fuel costs decreased approximately $0.6 million. The increase in purchased power costs primarily reflected higher prices for the power purchased (an estimated $3.8 million) as well as increased purchases on the spot market for replacement energy (an estimated $1.9 million) in the first quarter mainly due to the extended Asbury outage. After assessing the actual cost of the incremental purchased power and gas-fired generation, we estimate the extended outage increased expenses an additional $5.8 million in the first quarter of 2008 (January 1-February 10, 2008). The net increase in fuel and purchased power during the first quarter of 2008 as compared to the same period last year was $11.5 million (25.3%).

Regulated – other operating expenses for our electric segment increased approximately $0.9 million (6.5%) during the first quarter of 2008 as compared to the same period in 2007 primarily due to increases of $0.6 million in transmission and distribution expense, $0.2 million in other steam power expense, $0.2 million in employee health care costs expense, $0.2 million in general labor costs, $0.1 million in meter reading expense, $0.1 million in other power expense and small increases in other various expenses. These increases were partially offset by a $0.3 million decrease in employee pension expense and a $0.3 million decrease in uncollectible accounts.

Maintenance and repairs expense decreased approximately $5.1 million (48.7%) in the first quarter of 2008 primarily due to a $4.9 million decrease in distribution maintenance costs as compared to the first quarter of 2007 when there were $4.4 million in additional distribution costs related to the January ice storm. Also contributing to the decrease in the first quarter of 2008 was a $0.7 million decrease in maintenance and repairs expense as compared to the first quarter of 2007 when there was a planned maintenance and turbine inspection at the Iatan plant. These decreases were partially offset by a $0.3 million increase in transmission maintenance expense and an $0.3 million increase in maintenance expense at the State Line Combined Cycle (SLCC) plant.

Depreciation and amortization expense increased approximately $0.8 million (6.9%) during the quarter mainly due to increased plant in service. Other taxes increased approximately $0.4 million during the first quarter of 2008 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended March 31, 2008 Compared to Twelve Months Ended March 31, 2007

Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended March 31, 2008, kWh sales to our on-system customers increased 1.2% with the associated revenues increasing approximately $28.8 million (7.6%). The January 2007 Missouri rate increase contributed an estimated $31.6 million to revenues while continued sales growth contributed an estimated $6.2 million. Our electric customer growth for the twelve months ended March 31, 2008 was 1.0%. Weather and other related factors contributed an estimated $3.6 million. These increases were partially offset by the $5.9 million revision to our estimate of unbilled revenues in the third quarter of 2006 and $6.7 million of Interim Energy Charge (IEC) collected in 2006, neither of which reoccurred in 2007. Residential and commercial kWh sales and associated revenues increased primarily due to continued sales growth while the associated revenues also increased due to the Missouri rate increase. Industrial kWh sales decreased for the twelve months ended March 31, 2008, due in part to the continued slowdown in the building construction products industry as well as the revision to our estimate of unbilled revenues and corresponding KWhs in the third quarter of 2006 that did not reoccur in 2007. Industrial revenues increased, reflecting the aforementioned rate increase. On-system wholesale kWh sales increased reflecting the continued sales growth discussed above. Revenues associated with these FERC-

regulated sales increased more than the kWh sales as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers. The following table sets forth information regarding these sales and related expenses for the applicable periods ended March 31:

	2008	2007
	Twelve Months	Twelve Months
(in millions)	Ended	Ended
Revenues	$26.4	$16.2
Expenses	19.3	11.4
Net*	$7.2	$4.8

*Differences could occur due to rounding.

Revenues less expenses increased during the twelve months ended March 31, 2008 as compared to the same period in 2007 primarily due to sales facilitated by the SPP EIS market that began on February 1, 2007. Sales from this market contributed $9.9 million to our off-system electric revenues for the twelve months ended March 31, 2008 with $7.5 million of related expense as compared to $1.9 million of electric revenues for the twelve months ended March 31, 2007 with $1.0 million of related expense. In addition, in May 2007, we entered into a contract with Kansas City Board of Public Utilities (BPU) for the sale of energy and capacity for June through September of 2007 and 2008. Capacity revenue will total approximately $1.3 million each year with the energy portion dependent upon the number of hours the contract is utilized by BPU. 2007 revenues from the BPU contract were approximately $1.8 million. Total purchase power related expenses are included in our discussion of purchased power costs below.

Operating Revenue Deductions

During the twelve months ended March 31, 2008, total electric segment operating expenses increased approximately $45.4 million (13.7%) compared to the year ago period. Total fuel costs increased approximately $21.0 million (21.4%) during the twelve months ended March 31, 2008 and purchased power costs increased $16.8 million (25.2%) during the same period. The increase in fuel costs was primarily due to increased generation by our gas fired units (an estimated $30.1 million) in the first quarter of 2008 and fourth quarter of 2007 mainly due to the extended outage at the Asbury plant and in the second quarter of 2007 due to an outage at the Iatan plant and to the increase in off-system sales. Also adding to the increase were higher costs for the natural gas we burned in our gas-fired units (approximately $1.0 million). These increased costs were partially offset as a result of the unwinding of future physical natural gas positions in February 2008 that reduced fuel expense by approximately $2.1 million in the first quarter of 2008. Decreased coal generation, mainly due to the Asbury outage, decreased fuel costs (approximately $8.4 million) partially offset by increased coal costs (approximately $0.8 million) during the twelve months ended March 31, 2008. Other fuel costs decreased approximately $0.4 million. The increase in purchased power costs primarily reflected higher prices for the power purchased (an estimated $9.7 million) as well as increased purchases on the spot market for replacement energy (an estimated $7.0 million) in the first quarter of 2008 and fourth quarter of 2007 mainly due to the extended Asbury outage

Regulated – other operating expenses increased approximately $6.3 million (11.2%) during the twelve months ended March 31, 2008 as compared to the same period last year due primarily to increases of $1.6 million in transmission and distribution expense, $1.2 million in customer accounts expense (which includes an increase of $0.6 million in uncollectible accounts), $1.1 million in employee pension expense, $0.7 million in general labor costs. $0.5 million in employee health care costs, $0.5 million in other steam power expense, $0.3 million in other power expense, $0.3 million in injuries and damages expense and $0.3 million in regulatory commission expense. These increases were partially offset by a $0.2 million decrease in customer assistance expenses.

Maintenance and repairs expense decreased approximately $1.7 million (6.3%) during the twelve months ended March 31, 2008, primarily due to a $2.7 million decrease in distribution maintenance costs as compared to the year ago period when there was a January 2007 ice storm. We had $4.4 million of incremental costs (and $1.2 million non-incremental tree trimming and labor costs in the first quarter of 2007) related to the January 2007 ice storm as compared to $1.5 million of incremental costs in the fourth quarter of 2007 related to the December ice storm. Also contributing to the decrease during the twelve months ended March 31, 2008 was a $0.9 million decrease in maintenance and repairs expense at the Iatan plant as compared to the first quarter of 2007 when there was a planned maintenance and turbine inspection at the Iatan plant, a $0.4 million decrease in maintenance and repairs expense at the State Line plant and a $0.4 million decrease in maintenance repairs expense at the SLCC plant. These decreases were partially offset by increases of $1.1 million in transmission maintenance expense, $0.9 million in maintenance and repairs expense at the Asbury plant and $0.4 million in maintenance and repairs expense at the Energy Center.

Depreciation and amortization expense increased approximately $11.0 million (27.9%) mainly due to $7.8 million regulatory amortization related to the December 21, 2007 Missouri rate order that has been recorded as depreciation expense as well as increased plant in service. Other taxes increased approximately $1.4 million due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Segment Operating Revenues and Sales

During the first quarter of 2008, our total natural gas revenues were approximately $27.3 million as compared to $27.6 million in the first quarter of 2007. As a result of a 17.5% overall decrease in our Purchased Gas Adjustment (PGA) Clause during the first quarter of 2008, revenues were slightly lower in the first quarter of 2008 as compared to the first quarter of 2007 although sales were higher.

For the twelve months ended March 31, 2008, our total natural gas revenues were approximately $59.6 million as compared to $52.7 million for the ten months ended March 31, 2007 (based on the June 1, 2006 acquisition of EDG). The winter months are high sales months for the natural gas business, whose heating season runs from November to March of each year.

The following tables detail our natural gas sales and revenues for the periods ended March 31:

Total gas delivered to customers - bcf Sales*

	Three Months Ended
	2008	2007	% change
Residential	1.53	1.37	11.8%
Commercial	0.67	0.58	15.9
Industrial	0.05	0.02	179.6
Public authorities	0.02	0.01	27.8
Total retail sales*	2.27	1.98	14.6
Transportation sales	1.36	1.35	0.8
Total gas operating sales*	3.63	3.33	9.0

*Differences could occur due to rounding.

	Twelve Months Ended	Ten Months Ended
	2008	2007**
Residential	3.00	2.47
Commercial	1.40	1.14
Industrial	0.11	0.05
Public authorities	0.03	0.03
Total retail sales*	4.54	3.69
Transportation sales	4.30	3.57
Total gas operating sales*	8.84	7.26

*Differences could occur due to rounding.

**2007 ten months ended sales represent the months of June 2006 through March 2007.

Operating Revenues ($ in millions)*

	Three Months Ended
	2008	2007	% change
Residential	$18.1	$18.6	(2.8)%
Commercial	7.5	7.5	(0.6)
Industrial	0.4	0.2	122.9
Public authorities	0.2	0.2	10.6
Total retail sales revenues	26.2	26.5	(1.1)
Transportation revenues	1.0	1.0	(5.8)
Total gas operating revenues	27.2	27.5	(1.1)

*Revenues exclude forfeited discounts, reconnect fees, miscellaneous service revenues, etc.

Operating Revenues ($ in millions)*

	Twelve Months Ended	Ten Months Ended
	2008	2007**
Residential	$38.7	$34.6
Commercial	16.5	14.6
Industrial	1.0	0.5
Public authorities	0.4	0.4
Total retail sales revenues	56.6	50.1
Transportation revenues	2.7	2.5
Total gas operating revenues	59.3	52.6

*Revenues exclude forfeited discounts, reconnect fees, miscellaneous service revenues, etc.

**2007 ten months ended revenues represent the months of June 2006 through March 2007.

Gas Segment Operating Revenue Deductions

During the first quarter of 2008, EDG’s cost of natural gas sold and transported was approximately $17.7 million as compared to $18.7 million during the first quarter of 2007. For the twelve months ended March 2008, EDG’s cost of natural gas sold and transported was approximately $36.6 million as compared to $34.0 million for the ten months ended March 31, 2007. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on income. Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas. Our PGA clause had a 17.5% overall decrease in the first quarter of 2008 as compared to the first quarter of 2007.

Total other operating expenses were $2.5 million for the first quarter of 2008 as compared to $2.9 million for the first quarter of 2007. EDG had net income of $2.5 million for the first quarter of 2008 as compared to $1.7 million for the first quarter of 2007.

Total other operating expenses were $9.9 million for the twelve months ended March 31, 2008. EDG had net income of $1.8 million for the twelve months ended March 31, 2008. Approximately $1.2 million in transition costs were paid to Aquila, Inc. in 2006 for billing and other transition services. These non-recurring costs ended when all services were transitioned by November 1, 2006.

Other Segment

Our other segment includes leasing of fiber optics cable and equipment (which we are also using in our own utility operations). The following table represents our results of continuing operations for our other segment for the applicable periods ended March 31:

	Three Months Ended		Twelve Months Ended
(in millions)	2008	2007	2008	2007
Revenues	$1.1	$0.8	$3.9	$3.1
Expenses	0.9	0.8	3.4	3.1
Net income (loss) from continuing operations*	$0.2	$0.0	$0.5	$0.0

*Differences could occur due to rounding.

Consolidated Company

Income Taxes

Our consolidated provision for income taxes increased approximately $1.5 million during the first quarter of 2008 as compared to the same period in 2007 mainly due to increased income. Our consolidated effective federal and state income tax rate for the first quarter of 2008 was 30.8% as compared to 26.5% for the first quarter of 2007. The effective tax rate for the quarter varied in part as we recognized less tax-related Medicare Part D benefits in the 2008 first quarter.

Our consolidated provision for income taxes decreased approximately $6.5 million during the twelve months ended March 31, 2008 as compared to twelve months ended March 31, 2007. Our effective federal and state income tax rate for the twelve months ended March 31, 2008 was 30.9% as compared to 34.5% for the same period in 2007. The effective tax rate for the 2008 twelve month period decreased as we recognized increased benefits from the equity component of AFUDC and expenses related to plant removal costs.

Nonoperating Items

Total allowance for funds used during construction (AFUDC) increased $0.4 million in the first quarter of 2008 as compared to 2007 and increased $2.3 million during the twelve months ended March 31, 2008 as compared to the same period in 2007 due to higher levels of construction in each period.

Total interest charges on long-term debt increased $1.1 million (16.3%) in the first quarter of 2008 as compared to 2007 and increased $5.3 million (19.7%) for the twelve months ended March 31, 2008 as compared to the prior year period. The increases in both periods reflect the interest on the $80 million principal amount of first mortgage bonds we issued March 26, 2007, the proceeds of which were added to our general funds and used to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program. Short-term debt interest decreased $0.5 million in the first quarter of 2008 as compared to 2007 and decreased $0.5 million for the twelve months ended March 31, 2008 as compared to the prior year period, reflecting decreased usage of short-term debt in each period.

Earnings from discontinued operations were approximately $0.1 million in the twelve month period ended March 31, 2008 while losses from discontinued operations were approximately $0.3 million in the twelve month period ended March 31, 2007, which included operations and gains recognized from the sales of MAPP, Conversant and Fast Freedom.

Other Comprehensive Income

The change in the fair value of the effective portion of our open gas contracts designated as cash flow hedges for our electric business and our interest rate derivative contracts and the gains and losses on contracts settled during the periods being reported, including the tax effect of these items, are reflected in our Consolidated Statement of Comprehensive Income. This net change is recorded as accumulated other comprehensive income in the capitalization section of our balance sheet and does not affect net income or earnings per share. All of these contracts have been designated as cash flow hedges. The unrealized gains and losses accumulated in other comprehensive income are reclassified to fuel, or interest expense, in the periods in which the hedged transaction is actually realized or no longer qualifies for hedge accounting. No interest rate derivative contracts were open or settled during the periods shown below.

The following table sets forth the pre-tax gains/(losses) of our natural gas contracts for our electric segment that have settled and been reclassified, the pre-tax change in the fair market value (FMV) of our open contracts and the tax effect in Other Comprehensive Income for the presented periods ended March 31:

	Three Months Ended		Twelve Months Ended
(in millions)	2008	2007	2008	2007
Natural gas contracts settled (1)	$(0.8)	$0.2	$(2.6)	$(0.2)

Change in FMV of open contracts for natural gas	$11.0	$2.9	$13.3	$(4.7)

Taxes	$(3.9)	$(1.2)	$(4.1)	$1.9

Total change in OCI – net of tax	$6.3	$1.9	$6.6	$(3.0)

(1)  Reflected in fuel expense.

Our average cost for our open financial natural gas hedges was $5.460/Dth at December 31, 2007 and $5.527/Dth at March 31, 2008.

RATE MATTERS

We continually assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Electric Segment

The following table sets forth information regarding electric and water rate increases since January 1, 2006:

		Annual	Percent
	Date	Increase	Increase	Date
Jurisdiction	Requested	Granted	Granted	Effective
Missouri - Electric	February 1, 2006	$29,369,397	9.96%	January 1, 2007

Missouri

2006 Rate Case

On February 1, 2006, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $29.5 million or 9.63%. We also requested transition from the IEC from an earlier case to Missouri’s new fuel adjustment mechanism. The MPSC issued an order May 2, 2006, however, ruling that we may have the option of requesting that the IEC be terminated, but we may not request the implementation of an energy cost recovery mechanism while the current IEC is effective. The MPSC issued an order on December 21, 2006 granting us an annual increase of $29.4 million or 9.96%, with an effective date of January 1, 2007 and eliminating the IEC. Pursuant to this order, the collected IEC was not refunded. The increase included an authorized return on equity of 10.9% and included our fuel and energy costs as a component of base electric rates. This order also allowed deferral of any other postretirement benefits that are different from those allowed recovery in this rate case. This treatment is similar to treatment afforded pension costs in our March 2005 rate case. This order also approved regulatory treatment of additional liabilities arising from the adoption of FAS 158. We also agreed to write off $1 million of the cost of our Energy Center 2 construction project. The Missouri jurisdictional portion of this agreement resulted in a pre tax write off of $0.8 million in the fourth quarter of 2006.

The $29.4 million authorized increase in annual revenues includes $19.4 million resulting from an increase in base rates and $10.4 million resulting from “regulatory amortization.” The regulatory amortization, which is treated as additional book depreciation for rate-making purposes and is so reflected in the financial statements, was granted to provide additional cash flow to enhance the financial support for our current generation expansion plan. This regulatory amortization is related to our investment in Iatan 2 and also includes our Riverton V84-3A2 combustion turbine (Unit 12) and the environmental improvements and upgrades at Asbury and Iatan 1, all of which are part of the Experimental Regulatory Plan approved by the MPSC subject to subsequent prudency review of actual expenditures. Amounts granted as regulatory amortization will reduce our rate base used in determining our base rates in subsequent rate cases.

On March 19, 2007, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court seeking an order requiring the MPSC to vacate and rescind its December 29, 2006 order approving tariffs and directing the MPSC to provide an effective date for any subsequent tariff approval order that allows at least ten days to prepare and file an application for rehearing. On October 30, 2007, the Supreme Court issued an opinion directing the MPSC to vacate its December 29 order approving tariffs and allow the OPC a reasonable time to prepare and file an application for rehearing. The Court did not examine the lawfulness or reasonableness of the substance of the MPSC’s December 29, 2006 order approving tariffs, and considered only the timing of the issuance of the order. The Court also did not consider the underlying tariffed rates which continue in force and in effect.

Acting upon the opinion of the Missouri Supreme Court, the MPSC issued an order on December 4, 2007, effective December 14, 2007, vacating the December 29, 2006 order and re-approving the tariffs and the same resulting increase in rates. The OPC and intervenors Praxair, Inc. and Explorer Pipeline Company, filed applications for rehearing with the MPSC regarding this order raising various issues referred to below. These applications for rehearing remain pending before the MPSC.

On March 26, 2008, the MPSC issued its Order Granting Reconsideration of Report and Order, to be effective April 5, 2008, and its Report and Order Upon Reconsideration, to be effective April 5, 2008, in which the MPSC made additional findings and reaffirmed the rate increase originally authorized in December of 2006. The OPC and intervenors Praxair and Explorer Pipeline filed applications for rehearing regarding this Report and Order Upon Reconsideration, raising objections to many of the issues addressed in the order, including but not limited to issues relating to return on equity, fuel and purchased power expense and, in the case of the intervenors, the propriety of regulatory amortization under Missouri public utility law. These applications for rehearing remain pending before the MPSC.

On March 18, 2008, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court, purportedly to force the MPSC to comply with the Missouri Supreme Court’s opinion and order of October 30, 2007. The OPC, the MPSC, the intervenors and Empire have filed written briefs. OPC and the intervenors claim, among other things, that the MPSC did not comply with the Court’s order to vacate its rate order of December 29, 2006. We and the MPSC believe that the MPSC fully complied with the Court’s order. Oral arguments are scheduled before the Missouri Supreme Court on May 13, 2008.

2007 Rate Case

On October 1, 2007, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $34.7 million, or 10.11%. This request is to allow us to recover our investment in the new 150-megawatt combustion turbine, Unit 12, at our Riverton Plant, capital expenditures associated with the construction of a selective catalytic reduction system at our Asbury Plant, capital expenditures and expenses related to the January and December 2007 ice storms and other changes in our underlying costs. We are also requesting implementation of a fuel adjustment clause in Missouri which would permit the distribution to Missouri customers of changes in fuel and purchased power costs.

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

We have filed applications for Accounting Authority Orders in Oklahoma and Kansas and have filed a request for storm recovery in Arkansas respecting costs incurred due to the 2007 ice storms.

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

COMPETITION

Electric Segment

SPP-RTO

On February 1, 2007, the SPP regional transmission organization (RTO) launched its energy imbalance services market (EIS). With the implementation of the SPP RTO EIS market and transmission expansion plans of the SPP RTO, we anticipate that our continued participation in the SPP will provide long-term benefits to our customers and other stakeholders. Our experience to date in the EIS market indicates that we have received benefits through our participation. Our active participation and assessment of EIS market benefits continues.

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

On February 16, 2007, the FERC issued a Final Order No. 890, which instituted numerous reforms to its Order 888 open access transmission pro forma tariff (OATT) which was issued in April 1996. The purpose of the Order was (i) to strengthen the OATT to ensure that it better achieves its original purpose of remedying undue discrimination for the provision of transmission service, (ii) to provide greater specificity in the OATT to reduce opportunities for the exercise of undue discrimination, make undue discrimination easier to detect, and facilitate the FERC’s enforcement, and (iii) to increase transparency in the rules applicable to planning and use of the transmission system. The FERC’s actions required modifications to the SPP and our OATTs as well as regional and local transmission planning processes. We and SPP submitted our respective Order 890 compliance filings of our OATTs on October 11, 2007. Compliance modifications to our OATT filing were not material and we anticipate them being accepted. The SPP proposed modifications to its regional and local area transmission planning processes, pursuant to Order 890, in its December 7, 2007 FERC filing. An issuance from the FERC on our and SPP’s filings is pending. In December 2007, the FERC issued Order 890A, reconfirming its February Order 890.

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

On March 3, 2005, the FERC issued an order commencing an investigation to determine if we had market power within our control area based on our failure to meet one of the FERC’s wholesale market share screens. We filed responses to that order in May and June 2005 and in early January 2006. On August 15, 2006, the FERC issued its order accepting Empire’s proposed mitigation to become effective May 16, 2005, subject to a further compliance filing as directed in the order. Relying on a series of orders issued since March 17, 2006 in other proceedings, the FERC rejected our tariff language and directed us to file revisions to our market-based tariff to provide that service under the tariff applies only to sales outside our control area. The FERC directed us to make refunds, with interest, by September 15, 2006, which we estimated to be approximately $0.6 million (excluding interest) covering over a thousand hourly energy sales since May 16, 2005 to numerous counterparties external to our system for wholesale sales made at market prices above the cost based prices permitted under the mitigation proposal accepted by FERC. This potential refund obligation applies to certain wholesale power sales made “inside” our service area at market based rates, even though consumption of the energy occurred outside our service area. In response to the order, we filed a Motion For Extension of time and expedited treatment regarding the refund and requested that such refund be delayed until 15 days after the FERC’s order on our rehearing request. On September 5, 2006, the FERC granted the Motion For Extension, as requested.

On September 14, 2006, we filed a Request For Rehearing of the FERC’s August 15, 2006 order regarding the refund and market power mitigation we had proposed. We requested a rehearing and a waiver of the refund requirement in its entirety. On April 25, 2008, the FERC issued an Order rejecting our Request For Rehearing and requiring the aforementioned refund to be issued within 15 or 30 days of the Order. We are required to make an informational filing of a refund report to the FERC within 15 days of making the refunds as well as modify our Market Based Rate Schedule within 30 days of the Order. We are in the process of finalizing the specific amounts of refund to the applicable counterparties. We estimate the potential refunds with interest to be less than $0.5 million.

On May 5, 2008, we filed a Motion To Clarify with the FERC regarding the due date of the ordered refunds. Additionally, we requested the refunds to be placed in escrow pending a judicial review of the FERC’s order and related refunds. The FERC’s response to the Motion to Clarify and escrow request is pending, as is our decision to seek a judicial review of the legality of the FERC’s order.

On June 21, 2007, the FERC issued a Final Rule related to Market-Based Rates for Wholesales of Electric Energy, Capacity, and Ancillary Services by Public Utilities, Order 697, which directly affects our market power assessment within our service area and Request For Rehearing related to the aforementioned pending potential refund. In reaction to the Final Rule, we were required to modify our Market Based Rate Tariff in the form of a compliance filing to the FERC, which was made on September 17, 2007. The FERC’s ruling on our compliance filing is pending. We have implemented revisions to our wholesale power sales business practices in accordance with the Final Rule. On April 14, 2008, the FERC granted a Request for Rehearing on its Final Rule for Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities – Order 697 A. The revised Order largely affirmed, with a few modifications, the initial June 21, 2007 Order including its horizontal and vertical market power screening analysis.

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

On April 2, 2008, FERC accepted our revised OATT, as filed, with an effective date of January 29, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

We used approximately $61.4 million of cash for regulated capital expenditures during the first quarter of 2008. Our primary sources of cash flow for these expenditures during the first quarter of 2008 were $32.1 million in internally generated funds from continuing operations and $41.2 million in short-term borrowings.

Cash Provided by Operating Activities

Our net cash flows provided by continuing operating activities were $32.1 million during the first quarter of 2008 as compared to $25.2 million for the first quarter of 2007. Net income increased $2.5 million. In addition, changes in balance sheet items, primarily accounts receivable, fuel inventories, prepaid expenses, deferred charges, and accrued interest and taxes positively impacted cash flow this year compared to last year. These positive effects offset the first quarter 2008 $18.1 million decrease in accounts payable, which reflected the payment of accrued expenditures for the December 2007 ice storm.

Capital Requirements and Investing Activities

Our capital expenditures totaled approximately $61.4 million during the first quarter of 2008 compared to approximately $48.6 million for the same period in 2007. These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage.

Our net cash flows used in investing activities increased $15.3 million during the first quarter of 2008 as compared to the first quarter of 2007, primarily reflecting construction expenditures for Plum Point Unit 1 and Iatan 2, as well as the payments for the capitalized portion of the December 2007 ice storm which were accrued but not paid as of December 31, 2007.

A breakdown of the capital expenditures for the quarter ended March 31, 2008 is as follows:

(in millions)	Capital Expenditures
Distribution and transmission system additions	12.6
New Generation – Plum Point Energy Station	8.9
New Generation – Iatan 2	20.1
Storms (1)	1.2
Additions and replacements – Asbury	3.5
Additions and replacements – Iatan 1	7.4
Additions and replacements – State Line Unit 1, SLLC, Riverton, Energy Center and Ozark Beach	0.3
Gas segment additions and replacements	0.4
Transportation	0.1
Other (including retirements and salvage -net)	1.3
Subtotal	55.8
Other capital expenditures (primarily fiber optics)	0.4
Subtotal capital expenditures incurred (2)	56.2
Change in capital expenditures accrual (3)	6.3
Less AFUDC equity capitalized	(1.1)
Total cash outlay	61.4

(1) For the first quarter of 2008, storm costs of $0.1 million are specifically related to capital expenditures associated with the December 2007 ice storm.

(2) Expenditures incurred represent the total cost for work completed for the projects during the quarter. Discussion of capital expenditures throughout this 10-Q is presented on this basis.

(3) The amount of expenditures unpaid at the end of the reporting period and not reflected in the Investing Activities section of the Statement of Cash Flows and the reversal of accrued year-end expenditures, paid in the first quarter of 2008.

Approximately 35% of our cash requirements for capital expenditures during the first quarter of 2008 were satisfied internally from operations (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

We currently expect that internally generated funds will provide approximately 35% of the funds required for the remainder of our budgeted 2008 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

We had estimated our capital expenditures for our share of Iatan 2 to be approximately $72.4 million, $43.8 million and $33.1 million in 2008, 2009 and 2010, respectively. As a result of KCP&L’s updated forecast, however, we now estimate these expenditures to be approximately $72.0 million, $67.5 million and $36.1 million in 2008, 2009 and 2010, respectively. We had estimated our capital expenditures for our share of the Iatan 1 environmental upgrades to be approximately $26.7 million, $1.4 million and $0.3 million in 2008, 2009 and 2010, respectively, but now estimate these expenditures to be approximately $25.7 million in 2008 and $17.5 million in 2009 with an in-service date of February 2009.  We had estimated our capital expenditures for the construction of a combustion turbine previously scheduled to be installed by the summer of 2011 to be approximately $0.2 million, $4.8 million and $17.0 million in 2008, 2009 and 2010, respectively. As a result of our delaying the combustion turbine at least one year, however, we now estimate these expenditures to be approximately $0.2 million, $0.0 million, $4.8 million and $17.0 million in 2008, 2009, 2010 and 2011, respectively.

Financing Activities

Our net cash flows received from financing activities were $29.9 million in 2008 compared to $33.1 million in 2007.

On March 26, 2007, we issued $80 million principal amount of first mortgage bonds. The net proceeds of approximately $79.1 million, less $0.4 million of legal and other financing fees, were added to our general funds and used to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program.

On December 12, 2007, we sold 3,000,000 shares of our common stock in an underwritten public offering for $23.00 per share. The sale resulted in net proceeds of approximately $65.7 million ($69.0 million less issuance costs of $3.3 million). The proceeds were added to our general funds and used to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program.

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

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $34.0 million as of May 1, 2008. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2008, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at March 31, 2008, however, $74.2 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended March 31, 2008 would permit us to issue approximately $276.0 million of new first mortgage bonds based on this test with an assumed interest rate of 6.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At March 31, 2008, we had retired bonds and net property additions which would enable the issuance of at least $591.6 million principal amount of bonds if the annual interest requirements are met. As of March 31, 2008, we are in compliance with all restrictive covenants of the EDE Mortgage.

Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. At March 31, 2008, we had property additions of $2.8 million, which would enable the issuance of at least $2.1 million principal amount of bonds if the annual interest requirements are met. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of March 31, 2008, this test would allow us to issue new first mortgage bonds.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r	Baa2	BBB-
First Mortgage Bonds	BBB+	Baa1	BBB+
First Mortgage Bonds – Pollution Control Series(1)	AAA	Aaa	AAA
Senior Unsecured Notes	BBB	Baa2	BB+
Trust Preferred Securities	BBB-	Baa3	BB
Commercial Paper	F2	P-2	A-3
Outlook	Negative	Negative	Stable

(1) Insured by a third party insurer.

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

Moody’s affirmed our ratings on May 13, 2005 and revised their rating outlook on us from negative to stable. On January 24, 2007, Moody’s again affirmed our ratings but changed their rating outlook on us back to negative. The change to a negative rating outlook reflects Moody’s view on the longer-term prospects for our ratings given the sizable capital spending program we have committed to through 2010 and the potential for further weakness in our credit metrics that could develop during this time. On February 14, 2008, Moody’s placed all of our ratings on review for possible downgrade. Moody’s announced that the review will consider the cumulative impact that certain negative events, including severe weather and operational disruptions in 2007 and 2008, have had on our cash flow and overall financial flexibility at the current rating level. The review will also consider the potential for elevated costs related to our capital spending plan in 2008. This action, as well as any actual downgrade of our commercial paper rating from Moody’s, may make it difficult for us to issue commercial paper. To the extent we are unable to issue commercial paper, we will need to meet our short-term debt needs through borrowings under our higher-cost revolving credit facility.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not significantly changed at March 31, 2008, compared to December 31, 2007.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of March 31, 2008 our retained earnings balance was $13.4 million, compared to $17.7 million as of March 31, 2007, after paying out $10.8 million in dividends during the first quarter of 2008. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

Our diluted earnings per share were $0.21 for the quarter ended March 31, 2008 and were $1.09 and $1.39 for the years ended December 31, 2007 and 2006, respectively. Dividends paid per share were $0.32 for the three months ended March 31, 2008 and $1.28 for each of the years ended December 31, 2007 and 2006.

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the sum of $10.75 million and the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. On March 11, 2008, we amended the EDE Mortgage in order to provide us with more flexibility to pay dividends to our shareholders by increasing the basket available to pay dividends by $10.75 million, as described above. As of March 31, 2008, this restriction did not prevent us from issuing dividends.

In addition, under certain circumstances, our Junior Subordinated Debentures, 8-1/2% Series due 2031, reflected as a note payable to securitization trust on our balance sheet, held by Empire District Electric Trust I, an unconsolidated securitization trust subsidiary, may also restrict our ability to pay dividends on our common stock. These restrictions apply if: (1) we have knowledge that an event has occurred that would constitute an event of default under the indenture governing these junior subordinated debentures and we have not taken reasonable steps to cure the event, (2) we are in default with respect to payment of any obligations under our guarantee relating to the underlying preferred securities, or (3) we have deferred interest payments on the Junior Subordinated Debentures, 8-1/2% Series due 2031 or given notice of a deferral of interest payments. As of March 31, 2008, there were no such restrictions on our ability to pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. There were no changes in these policies in the quarter ended March 31, 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 of “Notes to Consolidated Financial Statements (Unaudited)”.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to a change in the value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates or commodity prices. We handle our commodity market risk in accordance with our established Energy Risk Management Policy, which typically includes entering into various derivative transactions. We utilize derivatives to manage our gas commodity market risk and to help manage our exposure resulting from purchasing most of our natural gas on the volatile spot market for the generation of power for our native-load customers. See Note 5 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

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

We satisfied 58.6% of our 2007 generation fuel supply need through coal. Approximately 86% of our 2007 coal supply was Western coal. We have contracts and current coal inventories sufficient to supply fuel for our coal plants through 2010. These contracts and inventories satisfy approximately 94% of our anticipated fuel requirements for 2008, 67% for 2009 and 48% for our 2010 requirements for our Asbury and Riverton coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to minimize our risk from volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense and improve predictability. We expect that increases in gas prices will be partially offset by realized gains under financial derivative transactions. As of April 18, 2008,

92%, or 5.8 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2008 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at March 31, 2008, our natural gas expense would increase, and income before taxes would decrease by approximately $1.2 million based on our April 18, 2008 total hedged positions for the next twelve months.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of March 31, 2008, we have 0.1 million Dths in storage on the three pipelines that serve our customers. This represents 6% of our storage capacity. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of second year and up to 20% of third year expected gas usage by the beginning of the ACA year at September 1. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

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

The following table depicts our margin deposit assets and margin deposit liabilities at March 31, 2008 and December 31, 2007:

(in millions)	March 31, 2008	December 31, 2007
Margin deposit assets	$3.6	$6.3
Margin deposit liabilities	$3.6	$—

In addition, we held a letter of credit from a counterparty in our favor for $6.5 million as of March 31, 2008.

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

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At April 18, 2008, gross credit exposure related to these transactions totaled $50.4 million, reflecting the unrealized gains for contracts carried at fair value.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)                                  The Annual Meeting of Stockholders was held on April 24, 2008.

(b)                                 The following persons were re-elected Directors of Empire to serve until the 2011 Annual Meeting of Stockholders:

William L. Gipson (26,323,753 votes for; 599,628 withheld authority).

Kenneth R. Allen (26,424,206 votes for; 499,175 withheld authority).

Bill D. Helton (26,374,762 votes for; 548,620 withheld authority).

The term of office as Director of the following other Directors continued after the meeting:   Ross C. Hartley, D. Randy Laney, Julio S. Leon, Myron W. McKinney, B. Thomas Mueller, Mary M. Posner and Allan T. Thoms,

(c)                                  Common stockholders voted to approve ratification of the appointment of PricewaterhouseCoopers LLP as Empire’s independent registered public accounting firm for the fiscal year ending December 31, 2008. Passage of the proposal required the affirmative vote of a majority of the votes cast. The proposal received 26,531,610 votes for and 247,390 votes against.

(d)                                 Common stockholders were also asked to vote upon a non-binding advisory proposal to declassify our Board of Directors. The proposal received 12,036,642 votes for, 1,009,369 votes against, 1,157,832 abstentions and 12,719,539 broker non-votes.

Item 5.  Other Information.

For the twelve months ended March 31, 2008, our ratio of earnings to fixed charges was 2.15x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                  Exhibits.

(10) Thirty-second Supplemental Indenture, dated March 11, 2008, amending and supplementing the Indenture of Mortgage and Deed of Trust dated as of September 1, 1944, as amended and supplemented, among the Company, as issuer, and The Bank of     New York Trust Company, N.A. (successor to Harris Trust and Savings Bank) and UMB Bank & Trust, N.A. (successor to State Street Bank and Trust Company of Missouri, N.A.), as trustees (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 11, 2008 and filed March 12, 2008, File No. 1-3368).

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

May 8, 2008