Form 10-Q
period 2008-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2008-11-06
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number: 1-3368

THE EMPIRE DISTRICT ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

Kansas	44-0236370
(State of Incorporation)	(I.R.S. Employer Identification No.)

602 S. Joplin Avenue, Joplin, Missouri	64801
(Address of principal executive offices)	(zip code)

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

As of November 1, 2008, 33,945,173 shares of common stock were outstanding.

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

•                  the results of prudency and similar reviews by regulators of costs we incur;

•                  weather, business and economic conditions and other factors which may impact sales volumes and customer growth;

•                  operation of our electric generation facilities and electric and gas transmission and distribution systems;

•                  the costs and other impacts resulting from natural disasters, such as tornados and ice storms;

•                  the periodic revision of our construction and capital expenditure plans and cost and timing estimates;

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

•                  volatility in the credit, equity and other financial markets and the resulting impact on our ability or cost to issue commercial paper, debt or equity securities, or otherwise secure funds to meet our capital expenditure and liquidity needs;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30
	2008	2007
	(000’s except per share amounts)
Operating revenues:
Electric	$130,911	$135,459
Gas	6,056	5,641
Water	484	521
Other	1,234	866
	138,685	142,487
Operating revenue deductions:
Fuel and purchased power	51,501	52,402
Cost of natural gas sold and transported	3,414	2,607
Regulated operating expenses	18,404	17,384
Other operating expenses	481	357
Maintenance and repairs	7,051	6,669
Depreciation and amortization	13,393	13,368
Provision for income taxes	9,861	11,461
Other taxes	6,561	6,569
	110,666	110,817
Operating income	28,019	31,670
Other income and (deductions):
Allowance for equity funds used during construction	1,690	736
Interest income	366	72
Benefit (provision) for other income taxes	(64)	1
Other - non-operating expenses, net	(327)	(200)
	1,665	609
Interest charges:
Long-term debt	9,565	8,059
Note payable to securitization trust	1,063	1,063
Short-term debt	242	833
Allowance for borrowed funds used during construction	(1,689)	(1,117)
Other	323	241
	9,504	9,079
Income from continuing operations	20,180	23,200
Earnings from discontinued operations, net of tax	—	111
Net income	$20,180	$23,311
Weighted average number of common shares outstanding - basic	33,895	30,481
Weighted average number of common shares outstanding - diluted	33,930	30,504
Earnings from continuing operations per weighted average share of common stock– basic	$0.60	$0.76
Earnings from continuing operations per weighted average share of common stock– diluted	$0.59	$0.76
Earnings from discontinued operations per weighted average share of common stock – basic and diluted	$—	$0.00
Total earnings per weighted average share of common stock – basic	$0.60	$0.76
Total earnings per weighted average share of common stock – diluted	$0.59	$0.76
Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(000’s except per share amounts)
Operating revenues:
Electric	$339,717	$329,900
Gas	42,480	41,670
Water	1,361	1,425
Other	3,352	2,391
	386,910	375,386
Operating revenue deductions:
Fuel and purchased power	155,385	139,735
Cost of natural gas sold and transported	26,412	26,051
Regulated operating expenses	53,965	52,958
Other operating expenses	1,307	1,192
Maintenance and repairs	19,444	23,682
Depreciation and amortization	40,875	39,147
Provision for income taxes	14,951	15,893
Other taxes	19,667	19,022
	332,006	317,680

Operating income	54,904	57,706
Other income and (deductions):
Allowance for equity funds used during construction	4,305	2,294
Interest income	989	254
Benefit (provision) for other income taxes	(334)	22
Other - non-operating expenses, net	(789)	(685)
	4,171	1,885
Interest charges:
Long-term debt	26,476	23,063
Note payable to securitization trust	3,188	3,188
Short-term debt	1,085	2,175
Allowance for borrowed funds used during construction	(4,552)	(3,237)
Other	891	819
	27,088	26,008
Income from continuing operations	31,987	33,583
Earnings from discontinued operations, net of tax	—	63
Net income	$31,987	$33,646
Weighted average number of common shares outstanding - basic	33,777	30,388
Weighted average number of common shares outstanding - diluted	33,806	30,409
Earnings from continuing operations per weighted average share of common stock– basic and diluted	$0.95	$1.11
Earnings from discontinued operations per weighted average share of common stock – basic and diluted	$—	$0.00
Total earnings per weighted average share of common stock – basic and diluted	$0.95	$1.11
Dividends per share of common stock	$0.96	$0.96

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Months Ended
	September 30,
	2008	2007
	(000’s except per share amounts)
Operating revenues:
Electric	$434,978	$416,394
Gas	60,687	60,258
Water	1,814	1,861
Other	4,204	3,102
	501,683	481,615
Operating revenue deductions:
Fuel and purchased power	206,881	173,698
Cost of natural gas sold and transported	37,986	38,378
Regulated operating expenses	72,374	70,068
Other operating expenses	1,725	1,558
Maintenance and repairs	27,821	30,626
Loss on plant disallowance	—	828
Gain on sale of assets	(1,241)	—
Depreciation and amortization	54,327	49,070
Provision for income taxes	13,474	20,335
Other taxes	25,573	24,790
	438,920	409,351

Operating income	62,763	72,264
Other income and (deductions):
Allowance for equity funds used during construction	4,934	3,533
Interest income	1,062	344
Benefit (provision) for other income taxes	(384)	120
Other – non-operating expenses, net	(1,073)	(894)
	4,539	3,103
Interest charges:
Long-term debt	34,533	29,941
Note payable to securitization trust	4,250	4,250
Short-term debt	1,850	2,750
Allowance for borrowed funds used during construction	(6,056)	(4,243)
Other	1,140	1,035
	35,717	33,733
Income from continuing operations	31,585	41,634
Earnings from discontinued operations, net of tax	—	211
Net income	$31,585	$41,845
Weighted average number of common shares outstanding - basic	33,123	30,341
Weighted average number of common shares outstanding - diluted	33,152	30,361
Earnings from continuing operations per weighted average share of common stock– basic and diluted	$0.95	$1.37
Earnings from discontinued operations per weighted average share of common stock – basic and diluted	$—	$0.01
Total earnings per weighted average share of common stock – basic and diluted	$0.95	$1.38
Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	September 30,
	2008	2007
	($-000’s)

Net income	$20,180	$23,311
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(3,678)	(1,202)
Net change in fair market value of open derivative contracts for period	(34,111)	(7,071)
Income taxes	14,398	3,152

Comprehensive (loss) income	$(3,211)	$18,190

	Nine Months Ended
	September 30,
	2008	2007
	($-000’s)

Net income	$31,987	$33,646
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(6,251)	(1,254)
Net change in fair market value of open derivative contracts for period	(282)	1,541
Income taxes	2,489	(109)

Comprehensive income	$27,943	$33,824

	Twelve Months Ended
	September 30,
	2008	2007
	($-000’s)

Net income	$31,585	$41,845
Reclassification adjustments for gains included in net income or reclassified to regulatory asset or liability	(6,606)	(1,306)
Net change in fair market value of open derivative contracts for period	3,405	629
Income taxes	1,220	258

Comprehensive income	$29,604	$41,426

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,480,293	$1,409,217
Natural gas	55,600	54,715
Water	10,536	10,353
Other	27,968	26,355
Construction work in progress	247,580	167,049
	1,821,977	1,667,689
Accumulated depreciation and amortization	521,522	488,816
	1,300,455	1,178,873

Current assets:
Cash and cash equivalents	9,654	4,043
Accounts receivable – trade, net	42,944	38,011
Accrued unbilled revenues	12,365	20,886
Accounts receivable – other	11,539	15,465
Fuel, materials and supplies	58,961	49,482
Unrealized gain in fair value of derivative contracts	6,696	2,499
Prepaid expenses	4,087	3,308
	146,246	133,694

Noncurrent assets and deferred charges:
Regulatory assets	99,314	92,785
Goodwill	39,492	39,492
Unamortized debt issuance costs	9,324	6,662
Unrealized gain in fair value of derivative contracts	12,470	17,520
Other	4,397	4,048
	164,997	160,507
Total Assets	$1,611,698	$1,473,074

(Continued)

See accompanying Notes to Consolidated Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2008	December 31, 2007
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 33,921,218 and 33,605,871 shares issued and outstanding, respectively	$33,921	$33,606
Capital in excess of par value	482,159	477,385
Retained earnings	16,707	17,153
Accumulated other comprehensive income, net of income tax	6,988	11,032
Total common stockholders’ equity	539,775	539,176

Long-term debt:
Note payable to securitization trust	50,000	50,000
Obligations under capital lease	219	349
First mortgage bonds and secured debt	332,942	242,959
Unsecured debt	248,493	248,572
Total long-term debt	631,654	541,880
Total long-term debt and common stockholders’ equity	1,171,429	1,081,056

Current liabilities:
Accounts payable and accrued liabilities	55,456	79,229
Current maturities of long-term debt	158	150
Short-term debt	55,400	33,040
Customer deposits	9,372	8,414
Interest accrued	12,749	5,147
Unrealized loss in fair value of derivative contracts	10,646	1,611
Taxes accrued	18,316	2,931
Current deferred income taxes	395	381
	162,492	130,903
Commitments and contingencies (Note 6)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	65,860	58,107
Deferred income taxes	169,160	165,989
Unamortized investment tax credits	3,030	3,441
Pension and other postretirement benefit obligations	16,298	14,115
Unrealized loss in fair value of derivative contracts	2,182	698
Other	21,247	18,765
	277,777	261,115
Total Capitalization and Liabilities	$1,611,698	$1,473,074

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	($-000’s)
Operating activities:
Net income	$31,987	$33,646
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	44,347	43,072
Pension and other postretirement benefit costs	6,791	7,027
Deferred income taxes and investment tax credit, net	1,738	9,636
Allowance for equity funds used during construction	(4,305)	(2,294)
Stock compensation expense	2,095	1,922
Non-cash (gain)/loss on derivatives	(2,550)	(942)
Gain on sale of other segment business	—	(161)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	9,930	(11,225)
Fuel, materials and supplies	(9,479)	(260)
Prepaid expenses, other current assets and deferred charges	(4,839)	43
Accounts payable and accrued liabilities	(15,970)	(13,542)
Interest, taxes accrued and customer deposits	23,999	18,225
Other liabilities and other deferred credits	3,062	(4,890)

Net cash provided by operating activities of continuing operations	86,806	80,257
Net cash provided by operating activities of discontinued operations	—	208
Net cash provided by operating activities	86,806	80,465

Investing activities:
Capital expenditures – regulated	(162,062)	(130,814)
Capital expenditures and other investments – other	(1,537)	(2,971)
Proceeds from the sale of property, plant and equipment	1,538	—
Proceeds from the sale of other segment business	—	3,240

Net cash used in investing activities of continuing operations	(162,061)	(130,545)
Net cash used in investing activities of discontinued operations	—	(12)
Net cash used in investing activities	(162,061)	(130,557)

Financing activities:
Proceeds from first mortgage bonds - electric	89,950	79,831
Long-term debt issuance costs	(3,168)	(1,078)
Proceeds from issuance of common stock net of issuance costs	4,413	4,272
Net short-term debt borrowings (repayments)	22,360	(9,305)
Dividends	(32,433)	(29,176)
Other	(256)	(375)

Net cash provided by financing activities of continuing operations	80,866	44,169
Net cash used in financing activities of discontinued operations	—	(68)
Net cash provided by financing activities	80,866	44,101

Net increase (decrease) in cash and cash equivalents	5,611	(5,991)

Cash and cash equivalents at beginning of period	4,043	12,303

Cash and cash equivalents at end of period	$9,654	$6,312

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

We operate our businesses as three segments:  electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly-owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to communities in northwest, north central and west central Missouri. Our other segment primarily consists of a 100% interest in Empire District Industries Inc., a subsidiary for our fiber optics business. This business is held by our wholly-owned subsidiary, EDE Holdings, Inc. (EDE Holdings).

Rate Case – Accounting Impacts -  The Missouri Public Service Commission (MPSC) issued an order on July 30, 2008, granting an annual increase in revenues for our Missouri electric customers in the amount of $22.0 million, or 6.7%, based on a 10.8% return on equity. The new rates went into effect August 23, 2008.

The order contains two components. The first component provides an addition to base rates of approximately $27.7 million. This increase in base rates was partially offset by a $5.7 million reduction to regulatory amortization, which is the second component. Regulatory amortization provides us additional cash through rates during the current construction cycle. This construction, which is part of our long-range plan to ensure reliability, includes the facilities at the Riverton Power Plant and Iatan 2 Power Plant, as well as environmental improvements at the Asbury Power Plant and at Iatan 1. The regulatory amortization is now approximately $4.5 million annually and is recorded as depreciation expense.

The MPSC also authorized a fuel adjustment clause for our Missouri customers effective September 1, 2008. The MPSC established a base rate for the recovery of fuel and purchased power expenses used to supply energy. The clause permits the distribution to customers of 95% of the changes in fuel and purchased power costs above or below the base. Off-system sales margins are also part of the fuel adjustment mechanism. As a result, the off-system sales margin flows back to the customer. Rates related to the fuel adjustment clause will be modified twice a year subject to the review and approval by the MPSC. In accordance with Statement of Financial Accounting Standards (SFAS) No. 71 – “Accounting for the Effects of Certain Types of Regulation” (FAS 71), 95% of the difference between the actual cost of fuel and purchased power and the base cost of fuel and purchased power recovered from our customers is recorded as an adjustment to fuel and purchased power expense with a corresponding regulatory asset or a regulatory liability. If the actual fuel and purchased power costs are higher or lower than the base fuel and purchased power costs billed to customers, 95% of these amounts will be recovered or refunded to our customers when the fuel adjustment clause is modified.

The MPSC order approved a Stipulation and Agreement providing for the recovery of deferred expenses of approximately $14.2 million over a five year period for the 2007 ice storms. In addition, the MPSC order required the implementation of a two-way tracking mechanism for recovery of the costs relating to the new MPSC rules on infrastructure inspection and vegetation management. The mechanism authorized by the MPSC creates a regulatory liability in any year we spend less than the target amount, which has been set at $8.6 million for our Missouri jurisdiction, and a regulatory asset if we spend more than the target amount. Any regulatory asset and liability amounts created using the tracking mechanism will then be netted against each other and taken into account in our next rate case. The MPSC also approved Stipulations and Agreements providing for the continuation of the pension and other post-retirement employee benefits tracking mechanism established in our 2006 and 2007 Missouri rate orders.

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

Note 2 - Recently Issued Accounting Standards

On September 15, 2006, SFAS No. 157, “Fair Value Measurements,” (FAS 157) was issued. We adopted this statement on January 1, 2008. See Note 12 for the discussion of this adoption and the effect of FASB Staff Position (FSP) 157-2 which amended FAS 157 to delay the effective date for all non-financial assets and liabilities.

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

Note 3– Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet.

Regulatory Assets and Liabilities

(In thousands)	September 30, 2008	December 31, 2007
Regulatory Assets:
Income taxes	$33,810	$30,947
Unamortized loss on reacquired debt	13,821	14,813
Unamortized loss on interest rate derivative	2,484	2,719
Asbury five-year maintenance	1,962	2,054
Pension and other postretirement benefits(1)	19,404	22,760
Ice storm costs	15,619	15,518
Unrecovered purchased gas costs	7,054	—
Asset retirement obligation	3,081	2,971
Other	2,079	1,003
Total	$99,314	$92,785

(In thousands)	September 30, 2008	December 31, 2007
Regulatory Liabilities:
Income taxes	$10,606	$11,214
Unamortized gain on interest rate derivative	4,264	4,391
Cost of removal	41,672	35,724
Pensions and other postretirement benefits(2)	6,768	5,126
Over recovered fuel and purchased power costs	2,257	—
Other	293	1,652
Total	$65,860	$58,107

(1) Primarily reflects regulatory assets resulting from the adoption of FAS 158 and regulatory accounting for EDG acquisition costs.

(2) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2008, approximately $3.0 million in additional regulatory liabilities and corresponding expense increases have been recognized.

Note 4– Risk Management and Derivative Financial Instruments

We utilize derivatives to help manage our natural gas commodity market risk resulting from purchasing natural gas, to be used as fuel in our electric business and for sale in our natural gas business, on the volatile spot market and to manage certain interest rate exposure.

As of September 30, 2008 and December 31, 2007, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments:

Asset Derivatives

		September 30,	December 31,
		2008	2007
(in thousands)	Balance Sheet Classifications	Fair Value	Fair Value
Derivatives designated as hedging instruments under FAS 133(1)
Natural gas contracts, electric segment	Current assets	$5,750	$2,435
	Non-current assets and deferred charges	12,338	17,520
Derivatives not designated as hedging instruments under FAS 133
Natural gas contracts, gas segment	Current assets	946	64
	Non-current assets and deferred charges	132	—
Total derivative assets		$19,166	$20,019

(1) Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133).

Liability Derivatives

		September 30,	December 31,
		2008	2007
(in thousands)	Balance Sheet Classifications	Fair Value	Fair Value
Derivatives designated as hedging instruments under FAS 133
Natural gas contracts, electric segment	Current liabilities	$5,116	$1,154
	Non-current liabilities and deferred charges	2,086	698
Derivatives not designated as hedging instruments under FAS 133
Natural gas contracts, gas segment	Current liabilities	5,530	457
	Non-current liabilities and deferred charges	96	—
Total derivative liabilities		$12,828	$2,309

Electric

A $7.0 million net of tax, unrealized gain representing the fair market value of our electric segment derivative contracts is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of September 30, 2008. The tax effect of $4.3 million on this gain is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning October 1, 2008 and ending on September 30, 2011. As of September 30, 2008, approximately $1.0 million of unrealized gains are applicable to financial instruments which will settle within the next twelve months. Effective September 1, 2008, in conjunction with the implementation of the Missouri fuel adjustment clause in the July 2008 MPSC rate order, the unrealized losses or gains from new cash flow hedges will be recorded in regulatory assets or liabilities. This is in accordance with FAS 71, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism. Unrealized gains and losses from cash flow hedges existing at September 1, 2008 will continue to be recorded through other comprehensive income. Once settled, the realized gain or loss will be recorded as fuel expense and be subject to the fuel adjustment clause.

The following table sets forth the actual pre-tax gains/(losses) from the qualified portion of our hedging activities for settled contracts for the electric segment for each of the periods ended September 30:

	Income Statement Classification	Amount of Gain / (Loss) Reclassed from OCI into Income – (Effective portion)
Derivatives in FAS 133 Cash Flow	of Gain / (Loss)	Three Months Ended		Nine Months Ended		Twelve Months Ended
Hedging Relationships	on Derivative	2008	2007	2008	2007	2008	2007
(in thousands)
Commodity contracts – electric segment	Fuel Expense	$3,678	$1,202	$6,251	$1,254	$6,606	$1,306

We record unrealized gains/(losses) on the ineffective portion of our gas hedging activities in “Fuel” under the Operating Revenue Deductions section of our statement of operations since all of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities.

The following table sets forth “mark-to-market” pre-tax gains/(losses) from the ineffective portion of our hedging activities for the electric segment for each of the periods ended September 30:

	Income Statement Classification of	Amount of Gain Recognized in Income on Derivative – (Ineffective portion)
Derivatives in FAS 133 Cash Flow	Gain on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Hedging Relationships	Derivative	2008	2007	2008	2007	2008	2007
(in thousands)
Commodity contracts – electric segment	Fuel Expense	$(3)	$—	$(271)	$—	$10	$—

The following table sets forth “mark-to-market” pre-tax gains/(losses) from derivatives not designated as hedging instruments under FAS 133 for the electric segment for each of the periods ended September 30:

	Income Statement Classification of	Amount of Gain Recognized in Income on Derivative
Derivatives Not Designated as Hedging	Gain on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Instruments Under FAS 133(1)	Derivative	2008	2007	2008	2007	2008	2007
(in thousands)
Commodity contracts – electric segment	Fuel Expense	$—	$—	$302	$—	$302	$—

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

As of October 17, 2008, 100% of our anticipated volume of natural gas usage for our electric operations for the remainder of year 2008 is hedged, either through physical or financial contracts, at an average price of $6.99 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next five years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2009	73%	6,201,000	$6.620
2010	45%	4,200,000	$6.428
2011	34%	3,200,000	$5.561
2012	13%	1,200,000	$7.295
2013	13%	1,200,000	$7.295

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

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of October 17, 2008, we had 1.9 million Dths in storage on the three pipelines that serve our customers. This represents 93% of our storage capacity. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of second year and up to 20% of third year expected gas usage by the beginning of the Actual Cost Adjustment (ACA) year at September 1. A Purchased Gas Adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

The following table sets forth “mark-to-market” pre-tax gains / (losses) from financial hedging instruments for the gas segment for each of the periods ended September 30. These gains and losses are recorded to a regulatory asset or liability account due to our commission approved natural gas cost recovery mechanism discussed above.

	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Derivatives Not Designated as	Gain or (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Hedging Instruments Under FAS 133	Derivative	2008	2007	2008	2007	2008	2007
(in thousands)
Commodity contracts – gas segment	Regulatory assets	$(5,535)	$(595)	$(5,606)	$(906)	$(6,203)	$(1,204)

Note 5– Financing

On May 16, 2008, we issued $90 million principal amount of first mortgage bonds. The net proceeds of approximately $89.4 million, less $0.4 million of legal and other financing fees, were added to our general funds and used primarily to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program.

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

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $23.0 million as of November 1, 2008. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2008, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were $37.0 million of outstanding borrowings under this agreement at September 30, 2008. In addition, $18.4 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Note 6– Commitments and Contingencies

We are a party to various claims and legal proceedings arising out of the normal course of our business. Management regularly analyzes this information, and has provided accruals for any liabilities, in accordance with the guidelines of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (FAS 5). In the opinion of management, it is not probable, given the company’s defenses, that the ultimate outcome of these claims and lawsuits will have a material adverse affect upon our financial condition, or results of operations or cash flows.

Coal, Natural Gas and Transportation Contracts

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. In the event that this gas cannot be used at our plants, the gas would remain in storage or be liquidated at market price. The firm physical gas and transportation commitments are as follows (in millions):

Firm physical gas and transportation contracts

October 1, 2008 through September 30, 2009	$27.4
October 1, 2009 through September 30, 2011	43.6
October 1, 2011 through September 30, 2013	44.2
October 1, 2013 and beyond	55.8

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. Due to the extended Asbury maintenance outage from December 9, 2007 through February 10, 2008, we issued force majeure notices to our Western coal suppliers and to the railroads suspending Western coal shipments during the outage. This relieved us of our contractual obligations to receive shipments of coal to the extent caused by the Asbury outage. The minimum requirements are $28.0 million for October 1, 2008 through September 30, 2009, $27.2 million for October 1, 2009 through September 30, 2011 and $1.7 million for October 1, 2011 through September 30, 2013

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other entities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have contracted with Westar Energy for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $27.0 million through May 31, 2010.

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

We have entered into a 20-year purchased power agreement (commencing with the commercial operation date, which is expected to be about January 1, 2009) with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm to be located in Cloud

County, Kansas and a 20-year contract with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc. (formerly known as PPM Energy), to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas, which was declared commercial on December 15, 2005. Although these agreements are considered operating leases under Generally Accepted Accounting Principles (GAAP), payments for these wind agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in the operating lease obligations discussed below.

New Construction

On March 14, 2006, we entered into contracts to purchase an undivided interest in 50 megawatts of the Plum Point Energy Station’s new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. The estimated cost is approximately $86.5 million for our portion, excluding allowance for funds used during construction (AFUDC).

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

A new combustion turbine previously scheduled to be installed by the summer of 2011 will be delayed until 2014 as our generation regulation needs for our purchased power agreements are being met through a combination of our existing units and the SPP energy imbalance market.

Leases

On June 25, 2007, we entered into a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas. The agreement provides for a 20-year term commencing with the commercial operation date, which is expected to be about January 1, 2009. We will begin taking delivery of test energy during the fourth quarter of 2008. Pursuant to the terms of the agreement, we will purchase all of the output from the approximately 105-megawatt Phase 1 Meridian Way Wind Farm to be located in Cloud County, Kansas. We do not own any portion of the windfarm. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $14.6 million based on a 20-year average cost.

On December 10, 2004, we entered into a 20-year contract with Elk River Windfarm, LLC to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas, which was declared commercial on December 15, 2005. We have contracted to purchase approximately 550,000 megawatt-hours of energy per year under the contract. We do not own any portion of the windfarm. Payments for energy under the Elk River Windfarm, LLC contract are contingent upon output of the facility. Annual payments can run from zero to a maximum of approximately $16.9 million based on a 20-year average cost.

Payments for these agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in the operating lease obligations shown below.

We also currently have short-term operating leases for two unit trains to meet coal delivery demands and garage and office facilities for our electric segment and six service center properties for our gas segment. In addition we have a five-year capital lease for telephone equipment.

Our lease obligations over the next five years are as follows (in thousands):

Capital Leases

2008	$288
2009	288
2010	28
2011	—
Thereafter	—
Total minimum payments	$604
Less amount representing maintenance	201
Net minimum lease payments	403
Less amount representing interest	26
Present value of net minimum lease payments	$377

Operating Leases

2008	$1,137
2009	437
2010	414
2011	291
2012	213
Thereafter	534
Total minimum payments	$3,026

The gross amount of assets recorded under capital leases totaled $1.3 million at September 30, 2008. The accumulated amount of amortization for our capital leases was $0.3 million at September 30, 2008.

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

SO2 Emissions.  Under the 1990 Amendments, the amount of SO2 an affected unit can emit is regulated. Each existing affected unit has been allocated a specific number of emission allowances, each of which allows the holder to emit one ton of SO2. Utilities covered by the 1990 Amendments must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. The annual reconciliation of allowances, which occurs on a facility wide basis, is held each March 1 for the previous calendar year. Allowances may be traded between plants or utilities or “banked” for future use. A market for the trading of emission allowances exists on the Chicago Board of Trade. The Environmental Protection Agency (EPA) withholds annually a percentage of the emission allowances allocated to each affected unit and sells those emission allowances through a direct auction. We receive compensation from the EPA for the sale of these withheld allowances. In the first nine months of 2008, we received less than $0.1 million from the EPA auction. Per our agreement with the MPSC, these revenues are deferred until our next rate case. They are then recognized in income over a period of two years. Beginning September 1, 2008, with the implementation of the Missouri fuel adjustment clause, the net of SO2 allowance costs and revenues will be included in the total fuel and purchased power costs and be subject to the fuel adjustment clause.

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

Under the MDNR’s Missouri NOx Rule, our Iatan, Asbury, State Line and Energy Center facilities, like other facilities in western Missouri, are generally subject to a maximum NOx emission rate of 0.35 lbs/MMBtu during the ozone season of May 1 through September 30. However, facilities which burn at least 100,000 passenger tire equivalents of TDF per year, including our Asbury Plant, are subject to a higher NOx emission limit of 0.68 lbs/MMBtu. All of our plants currently meet the required emission limits.

In March 2008, the EPA lowered the National Ambient Air Quality Standard (NAAQS) for ozone from 84 ppb to 75 ppb. Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. It is possible that several counties in southwest Missouri will be classified as non-attainment or non-classified by the EPA in 2010 or later. We anticipate that the EPA will classify the Kansas City area, where Iatan 1 is located, as non-attainment in 2010. At this time we do not foresee the need for additional pollution controls due to the reduction in the ozone standard. In addition, our units do not emit appreciable VOCs. We do not anticipate that southeast Kansas will be classified as non-attainment under the new ozone NAAQS.

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

On September 24, 2008, the EPA filed a petition for rehearing with the United States Court of Appeals. The court vacated CAIR based on its interpretation that the Clean Air Act did not provide the EPA with the authority needed for CAIR implementation. As a result, Congress has considered several versions of proposed Congressional CAIR authorizations. Missouri and Arkansas submitted CAIR SIPS to the EPA. These SIPS were approved and remain in effect until the EPA provides guidance to the states regarding the U.S. Court of Appeals ruling. No guidance has yet been issued by the EPA or the states of Missouri and Arkansas.

If the CAIR rulemaking is ultimately revoked by the EPA, and, subsequently, the states rescind their SIPS, the Clean Air Visibility Rule which includes Best Available Retrofit Technology (BART) requirement re-emerges under current law. Missouri had adopted CAIR as the mechanism to comply with BART.

Kansas has adopted a specific BART plan, but Riverton is not considered a BART facility in the Kansas plan.

In order to help meet previously anticipated CAIR requirements and to meet air permit requirements for Iatan Unit 2, pollution control equipment is being installed on Iatan Unit 1 with the in-service date expected to be February 2009. This equipment includes a Selective Catalytic Reduction (SCR) system, an FGD scrubber and a baghouse, with our share of the capital cost estimated to be between $56 million and $60 million, excluding AFUDC. Of this amount, approximately $3.9 million was incurred in 2006 and $12.1 million in 2007 with estimated expenditures of approximately $30.7 million in 2008 and $12.6 million in 2009. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC.

Also to help meet previously anticipated CAIR requirements and the existing Missouri NOx Rule, we constructed an SCR at Asbury that was completed in November 2007 and placed in service in February 2008 at a total cost of approximately $31.0 million (excluding AFUDC), of which $28.1 million was expended through December 31, 2007 with the remainder expended in 2008. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC and its cost is now in base rates in Missouri.

Clean Air Mercury Rule (CAMR)

On March 15, 2005, the EPA issued the CAMR regulations for mercury emissions by power plants under the requirements of the 1990 Amendments to the Clean Air Act. The new mercury emission limits for Phase 1 were scheduled to go into effect January 1, 2010 and remain in effect until January 1, 2018. Beginning January 1, 2018, more restrictive mercury emission limits were scheduled to go into effect for Phase 2 of CAMR. These regulations were challenged in the U.S. Court of Appeals for the District of Columbia Circuit by a group of states led by New Jersey. On February 8, 2008, the Court of Appeals vacated the EPA’s CAMR regulations. The EPA is required to reconsider the regulation of mercury under Section 112 of the 1990 Amendments. On October 17, 2008, the Department of Justice, on behalf of the EPA, petitioned the Supreme Court for a writ of certiorari to review the judgment of the D.C. Circuit Court of Appeals.

The EPA has not yet issued guidance to the states regarding the vacated regulation nor recommended future actions. Based on CAMR, we installed a mercury analyzer at Asbury during late 2007 and scheduled the installation of two mercury analyzers at Riverton during 2008 in order to verify our mercury emissions and to meet the compliance date of January 1, 2009 for mercury analyzers and the Phase 1 mercury emission compliance date of January 1, 2010. We will complete the installation of the mercury analyzers at Riverton in accordance with Kansas Department of Health and Environment (KDHE) guidance.

If the CAMR rulemaking is ultimately revoked by the EPA after final adjudication, Maximum Achievable Control Technology (MACT) will re-emerge under current law. No specific MACT rulemakings have yet been adopted in Missouri or Kansas.

CO2 Emissions

Our coal and gas plants emit carbon dioxide (CO2), a greenhouse gas. Although not currently regulated, increasing public concern and political pressure from local, regional, national and international bodies may result in the passage of new laws mandating limits on greenhouse gas emissions such as CO2. Several bills addressing climate change have been introduced in the U.S. Congress and, in April 2007, the U.S. Supreme Court issued a decision ruling the EPA improperly declined to address CO2 impacts in a rule-making related to new motor vehicle emissions. While this decision is not directly applicable to power plant emissions, the reasoning of the decision could affect other regulatory programs. The impact on us of any future greenhouse gas regulation will depend in large part on the details of the requirements and the timetable for mandatory compliance. We would expect the cost of complying with any such regulations to be fully recoverable in our rates.

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

The Riverton Plant is affected by final regulations for Cooling Water Intake Structures issued under the Clean Water Act (CWA) Section 316(b) Phase II. The regulations became final on February 16, 2004 and required the submission of a Sampling Report and Comprehensive Demonstration Study with the permit renewal in 2008. A Proposal for Information Collection (PIC) was approved by the KDHE. Aquatic sampling commenced in April 2006 in accordance with the PIC and was completed in August 2007. Analysis of the sampling and summary reports was completed during the first quarter of 2008 and submitted to the KDHE. These reports indicate that the effect of the cooling water intake structure on Empire Lake’s aquatic life is insignificant. The need for a further Demonstration Study is not expected. On January 25, 2007, the United States Court of Appeals for the Second Circuit remanded key sections of the EPA’s February 16, 2004 regulations. On July 9, 2007, the EPA suspended the regulation and is expected to revise and re-propose the regulation by December 2008. We will monitor the EPA revision process and comment appropriately. In addition, on April 14, 2008 certiorari was granted by the United States Supreme Court limited to the review as to whether Section 316(b) of the CWA authorized the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impacts at cooling water intake structures.  The Supreme Court has scheduled oral arguments for December 2, 2008. The permit renewal application was prepared and submitted in June 2008. Under the initial 316(b) regulations, we did not expect costs associated with compliance to be material. We will reassess costs after the Supreme Court issues its ruling and the revised rules are complete.

On November 4, 2008, Missouri voters approved the Clean Energy Initiative. This initiative requires investor-owned utilities in Missouri (such as Empire) to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, at the rate of at least 2% in retail sales by 2011, increasing to at least 15% by 2021. At least 25 other states have adopted renewable portfolio standard (RPS) programs that mandate some form of renewable generation. Some of these RPS programs incorporate a trading system in which utilities are allowed to buy and sell renewable energy certificates (RECs) in order to meet compliance. Additionally, RECs are utilized by many companies in “green” marketing efforts. REC prices are driven by various market forces. We have been selling RECs and plan to continue to sell all or a portion of the RECs associated with our contracts with Elk River Windfarm, LLC and Cloud County Windfarm, LLC. With respect to the energy underlying the RECs that we sell, we may not claim that we are purchasing renewable energy for any purpose, including for purposes of complying with the new Missouri requirements. Over time, we expect to retain some of the renewable attributes associated with these contracts in order to meet the new Missouri requirements. For the quarter and nine months ended September 30, 2008, we generated revenues of $0.5 million and $1.6 million, respectively, from REC sales.

Other. Under Title V of the 1990 Amendments, we must obtain site operating permits for each of our plants from the authorities in the state in which the plant is located. These permits, which are valid for five years, regulate the plant site’s total air emissions; including emissions from stacks, individual pieces of equipment, road dust, coal dust and other emissions. We have been issued permits for Asbury, Iatan, Riverton, State Line and the Energy Center Plants. We submitted the required renewal applications for the State Line and Energy Center Title V permits in 2003 and the Asbury Title V permit in 2004 and will operate under the existing permits until the MDNR issues the renewed permits. A Compliance Assurance Monitoring (CAM) plan will be required by the renewed permit for Asbury. We estimate that the capital costs associated with the CAM plan will not exceed $2 million. We submitted the renewal application for the Riverton Title V permit in June 2008. A CAM plan will also be required by the renewed permit for Riverton. No additional capital costs are anticipated. It is expected that the KDHE will issue the renewal permit for Riverton in December 2008.

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

Gas Segment

The acquisition of Missouri Gas involved the property transfer of two former manufactured gas plant (MGP) sites previously owned by Aquila, Inc. and its predecessors. Site #1 is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri. Site #2 has received a letter of no further action from the MDNR. A Change of Use request and work plan was approved by the MDNR allowing us to expand our existing service center at Site #1 in Chillicothe, Missouri. This project, which was completed in October 2007, included the removal of all excavated soil and the addition of a new concrete surface replacing the existing gravel at a cost of approximately $0.1 million. We estimate further remediation costs at these two sites to be no more than approximately $0.2 million, based on our best estimate at this time. This estimated liability is recorded under noncurrent liabilities and deferred credits. In our agreement with the MPSC approving the acquisition of Missouri Gas, it was agreed that we could reflect a liability and offsetting regulatory asset not to exceed $260,000 for the acquired sites. The MPSC agreed that up to $260,000 of costs related to the clean up of these MGP sites would be allowed for future rate recovery. Accordingly, we concluded that rate recovery was probable and at the acquisition date, a regulatory asset of $260,000 was recorded as part of the purchase price allocation based on our agreement with the MPSC, and in accordance with FAS 71.

Note 7 – Retirement Benefits

Net periodic benefit pension cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$952	$869	$19	$13	$424	$228
Interest cost	2,295	2,036	39	29	892	612
Expected return on plan assets	(2,688)	(2,554)	—	—	(937)	(683)
Amortization of prior service cost (1)	186	157	(2)	(3)	(253)	(508)
Amortization of net actuarial loss (1)	462	651	38	37	105	264
Net periodic benefit cost	$1,207	$1,159	$94	$76	$231	$(87)

	Nine months ended September 30,
	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$2,676	$2,619	$43	$37	$1,238	$1,278
Interest cost	6,786	6,124	102	88	2,712	2,562
Expected return on plan assets	(8,047)	(7,729)	—	—	(2,813)	(2,333)
Amortization of prior service cost (1)	558	344	(6)	(8)	(758)	(758)
Amortization of net actuarial loss (1)	1,270	1,951	99	110	384	864
Net periodic benefit cost	$3,243	$3,309	$238	$227	$763	$1,613

	Twelve months ended September 30,
	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$3,549	$3,470	$55	$50	$1,664	$1,782
Interest cost	8,900	8,047	132	114	3,567	3,503
Expected return on plan assets	(10,617)	(10,256)	—	—	(3,877)	(3,035)
Amortization of prior service cost (1)	801	457	(9)	(8)	(1,011)	(873)
Amortization of net actuarial loss (1)	1,920	2,786	136	146	671	1,462
Net periodic benefit cost	$4,553	$4,504	$314	$302	$1,014	$2,839

(1) 2007 and 2008 amounts are amortized from our regulatory asset recorded upon adoption of FAS 158.

Based on the performance of our pension plan assets through January 1, 2007 and 2008, we were not required by law to fund any additional minimum amounts with respect to 2007 or 2008.

We have made other postretirement benefit contributions of $1.0 million in 2008, which satisfies all of our 2008 funding requirements.

Note 8– Stock-Based Awards and Programs

As of September 30, 2008, our performance based restricted stock awards, stock options and their related dividend equivalents have been revalued in accordance with fair value guidelines for liability awards. We allow employees to elect to have taxes in excess of the minimum statutory requirement withheld from their awards and, therefore, the awards are classified as liability instruments under FAS 123(R) “Share Based Payment” (paragraph 35). Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period. The following disclosures reflect the effect of this change, which was not material to our financial statements.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30:

	Three Months Ended		Nine months Ended		Twelve Months Ended
(in thousands)	2008	2007	2008	2007	2008	2007

Compensation Expense	$429	$400	$1,806	$1,666	$2,262	$2,037
Tax Benefit Recognized	152	143	657	608	822	740

Activity for our various stock plans for the nine months ended September 30, 2008 is summarized below:

Performance-Based Restricted Stock Awards

As noted above, all performance-based restricted stock awards are classified now as liability instruments, which must be revalued each period until settled. The fair value of the outstanding restricted stock awards was estimated as of September 30, 2008 using a Monte Carlo option valuation model. The 2008 valuation represents the estimated September 30, 2008 fair value for all awards granted in previous years, but not yet awarded. The 2007 grant value reflects the assumptions used for the fair value as of the grant date for awards outstanding. The assumptions used in the model for each grant year are noted in the following table:

	Fair Value of Grants Outstanding at September 30,
	2008	2007
Risk-free interest rate	1.50% to 2.09%	4.54% to 5.09%
Expected volatility of Empire stock	21.50%	15.2% to 16.6%
Expected volatility of peer group stock	23.10% to 23.20%	18.9% to 19.8%
Expected dividend yield on Empire stock	5.90%	5.55% to 5.80%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	122.0% to 150.0%	107.73% to 108.13%
Weighted average fair value per share	$29.01	$23.02

Non-vested restricted stock awards (based on target number) as of September 30, 2008 and 2007 and changes during the nine months ended September 30, 2008 and 2007 were as follows:

	YTD 2008		YTD 2007
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Nonvested at January 1,	43,400	$23.02	38,800	$22.25
Granted	21,000	$21.92	17,700	$23.81
Awarded	(6,486)	$22.77	(7,598)	$21.79
Not Awarded	(5,614)		(5,502)

Nonvested at September 30,	52,300	$22.64	43,400	$23.02

At September 30, 2008, there was $0.7 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

As noted above, all outstanding stock option awards are now classified as liability instruments, which must be revalued each period until settled. Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of September 30, 2008, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at September 30,
	2008	2007
Risk-free interest rate	2.19% to 3.28%	3.27% to 4.68%
Dividend yield	5.90%	5.33% to 6.16%
Expected volatility	21.00%	15.51% to 18.14%
Expected life in months	78	60
Market value	$ 21.35	n/a
Weighted average fair value per option	$ 1.75	$ 2.71

A summary of option activity under the plan during the nine months ended September 30, 2008 and 2007 is presented below:

	2008		2007
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1,	149,200	$23.04	135,000	$22.21
Granted	56,400	$21.92	64,200	$23.83
Exercised	—		(50,000)	$21.79
Outstanding at September 30,	205,600	$22.73	149,200	$23.04
Exercisable at September 30,	43,300	$22.67	4,200	$21.79

The aggregate intrinsic value at September 30, 2008 was $0. The aggregate intrinsic value at September 30, 2007 was less than $0.1 million. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price.

The range of exercise prices for the options outstanding at September 30, 2008 was $21.79 to $23.81. The weighted-average remaining contractual life of outstanding options at September 30, 2008 and 2007 was 7.3 years and 7.8 years, respectively. As of September 30, 2008, there was $0.4 million of total unrecognized compensation expense related to the non-vested options granted under the plan. That cost will be recognized over a period of 1 to 3 years.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2008, there were 442,009 shares available for issuance in this plan. The revaluation in accordance with fair value guidelines for liability awards did not change the valuation of the options granted under this plan.

	2008		2007
Subscriptions outstanding at September 30	49,696		41,112
Maximum subscription price	$18.57	(1)	$21.23
Shares of stock issued	38,803		37,686
Stock issuance price	$18.61		$20.05

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2008 to May 31, 2009.

Assumptions for valuation of these shares are shown in the table below.

	ESPP
	2008	2007
Weighted average fair value of grants	$3.46	$3.40
Risk-free interest rate	2.17%	4.98%
Dividend yield	6.20%	5.43%
Expected volatility	26.00%	18.01%
Expected life in months	12	12
Grant Date	6/2/08	6/1/07

Note 9 – Regulated Operating Expense

The following table sets forth the major components comprising “Regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of operations (in thousands) for all periods presented ended September 30:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2008	2007	2008	2007	2008	2007
Electric transmission and distribution expense	$2,829	$2,545	$8,172	$6,924	$10,715	$9,248
Natural gas transmission and distribution expense	490	419	1,440	1,287	1,908	1,791
Power operation expense (other than fuel)	2,987	2,704	8,415	7,689	11,143	10,167
Customer accounts and assistance expense	2,532	2,416	7,519	6,756	9,961	9,165
Employee pension expense (1)	1,449	1,603	4,571	4,993	6,131	6,197
Employee healthcare plan (1)	1,730	1,875	5,616	6,079	7,436	8,294
General office supplies and expense	2,504	2,521	7,346	7,690	9,950	9,854
Administrative and general expense	2,664	2,739	8,152	8,218	10,797	11,153
Allowance for uncollectible accounts	1,172	525	2,623	3,191	4,104	4,015
Miscellaneous expense	47	37	111	131	229	184
Total	$18,404	$17,384	$53,965	$52,958	$72,374	$70,068

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

In December 2006, we sold our 100% interest in Conversant, Inc., a software company that marketed Customer Watch, an Internet-based customer information system software. On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. For financial reporting purposes, Conversant and Fast Freedom, each of which were formerly within our other segment, have been classified as discontinued operations and are not included in our segment information.

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended September 30, 2008
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$131,395	$6,056	$1,366	$(132)	$138,685
Depreciation and amortization	12,578	482	333	—	13,393
Federal and state income taxes	10,491	(754)	188	—	9,925
Operating income	27,960	(293)	352	—	28,019
Interest income	402	93	—	(129)	366
Interest expense	10,286	990	46	(129)	11,193
Income from AFUDC (debt and equity)	3,378	1	—	—	3,379
Income (loss) from continuing operations	21,108	(1,234)	306	—	20,180

Capital Expenditures	$47,302	$734	$400		$48,436

	For the quarter ended September 30, 2007
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$135,980	$5,642	$986	$(121)	$142,487
Depreciation and amortization	12,605	474	289	—	13,368
Federal and state income taxes	11,994	(582)	48	—	11,460
Operating income (loss)	31,427	(39)	282		31,670
Interest income	257	112	—	(297)	72
Interest expense	9,321	982	190	(297)	10,196
Income from AFUDC (debt and equity)	1,849	4	—	—	1,853
Income (loss) from continuing operations	24,015	(907)	92		23,200

Capital Expenditures	$49,067	$825	$1,412		$51,304

	For the nine months ended September 30, 2008
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$341,078	$42,480	$3,748	$(396)	$386,910
Depreciation and amortization	38,451	1,443	981	—	40,875
Federal and state income taxes	14,447	352	486	—	15,285
Operating income	50,618	3,347	939		54,904
Interest income	1,057	356	—	(424)	989
Interest expense	28,944	2,971	149	(424)	31,640
Income from AFUDC (debt and equity)	8,854	3	—	—	8,857
Income (loss) from continuing operations	30,624	573	790	—	31,987

Capital Expenditures	$150,061	$1,624	$1,478		$153,163

	For the nine months ended September 30, 2007
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$331,325	$41,670	$2,705	$(314)	$375,386
Depreciation and amortization	36,969	1,412	766	—	39,147
Federal and state income taxes	15,801	1	69	—	15,871
Operating income (loss)	54,403	2,663	640		57,706
Interest income	779	298	—	(823)	254
Interest expense	26,595	2,945	528	(823)	29,245
Income from AFUDC (debt and equity)	5,514	17	—	—	5,531
Income (loss) from continuing operations	33,451	20	112		33,583

Capital Expenditures	$137,122	$1,559	$3,223		$141,904

	For the twelve months ended September 30, 2008
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$436,792	$60,687	$4,723	$(519)	$501,683
Depreciation and amortization	51,120	1,920	1,287	—	54,327
Federal and state income taxes	12,236	923	699	—	13,858
Operating income	56,437	5,372	954		62,763
Interest income	840	434	—	(212)	1,062
Interest expense	38,131	3,982	(128)	(212)	41,773
Income from AFUDC (debt and equity)	10,988	2	—	—	10,990
Income (loss) from continuing operations	29,009	1,522	1,054	—	31,585

Capital Expenditures	$201,484	$2,089	$3,255		$206,828

	For the twelve months ended September 30, 2007
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$418,255	$60,258	$3,513	$(411)	$481,615
Depreciation and amortization	46,207	1,869	994	—	49,070
Federal and state income taxes	19,926	302	(13)	—	20,215
Operating income (loss)	67,203	4,136	925		72,264
Interest income	1,375	327	—	(1,358)	344
Interest expense	34,375	3,965	994	(1,358)	37,976
Income from AFUDC (debt and equity)	7,721	55	—	—	7,776
Income (loss) from continuing operations	41,161	542	(69)		41,634

Capital Expenditures	$168,461	$962	$3,726		$173,149

	As of September 30, 2008
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,531,396	$127,338	$22,599	$(69,635)	$1,611,698

(1) Includes goodwill of $39,492.

	As of December 31, 2007
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,395,289	$121,918	$22,101	$(66,234)	$1,473,074

(1) Includes goodwill of $39,492.

Note 11 – Discontinued Operations

In December 2006, we sold our 100% interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. We have reported Conversant and Fast Freedom’s results as discontinued operations. A summary of the components of gains or losses from discontinued operations for all periods reported as of September 30, 2007 follows:

	For the three months ended September 30, 2007
(in thousands)	Fast Freedom	Total
Revenues	$282	$282
Expenses	363	363
Losses from discontinued operations before income taxes	(81)	(81)
Gain on disposal	161	161
Income tax	31	31
Minority interest	—	—
Income tax – minority interest	—	—
Gain from discontinued operations	$111	$111

	For the nine months ended September 30, 2007
(in thousands)	Fast Freedom	Total
Revenues	$905	$905
Expenses	1,063	1,063
Losses from discontinued operations before income taxes	(158)	(158)
Gain on disposal	161	161
Income tax	60	60
Minority interest	—	—
Income tax – minority interest	—	—
Gain from discontinued operations	$63	$63

	For the twelve months ended September 30, 2007
(in thousands)	Conversant	Fast Freedom	Total
Revenues	$308	$1,251	1,559
Expenses	904	1,473	2,376
Losses from discontinued operations before income taxes	(595)	(222)	(817)
Gain on disposal	555	161	717
Income tax	227	84	311
Minority interest	—	—	—
Income tax – minority interest	—	—	—
Gain from discontinued operations	$187	$24	$211

Differences could occur due to rounding.

Note 12 – FAS 157 – Fair Value Measurements

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

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, defined as quoted prices in active markets for identical instruments; (ii) Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Our Level 2 fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation.

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of September 30, 2008:

		Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	As of 9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Net derivative assets/(liabilities)*	$6,338	$(7,031)	$13,369	—
Cash and cash equivalents	7,045	7,045	—	—

*The only recurring liabilities are derivative related and are netted against the asset amounts shown in the table above.

We did not have any gains or losses for valuation using significant unobservable inputs.

Note 13 – Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. We decreased our estimate of unrecognized tax benefits by an immaterial amount during the quarter ended March 31, 2008 as a review of certain amended returns by the Joint Committee on Taxation was completed. The Joint Committee accepted our tax position which led us to recognize certain tax benefits previously unrecognized. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of September 30, 2008 and December 31, 2007 was $0.2 million and $0.3 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary formed to hold the Missouri Gas assets acquired from Aquila, Inc. on June 1, 2006. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment consists of our non-regulated businesses, primarily, a 100% interest in Empire District Industries, Inc., a subsidiary for our fiber optics business. During the twelve months ended September 30, 2008, 87.1% of our gross operating revenues were provided from our electric segment (including 0.4% from the sale of water), 12.1% from our gas segment and 0.8% from our other segment.

In December 2006, we sold our 100% interest in Conversant, Inc., a software company that markets Customer Watch, an Internet-based customer information system software. On September

28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. For financial reporting purposes, Conversant and Fast Freedom, all of which were formerly within our other segment, have been classified as discontinued operations and are not included in our segment information.

Earnings

Our basic earnings per share for the three, nine and twelve months ended September 30, 2008 were $0.60, $0.95 and $0.95, respectively, which compared to $0.76, $1.11 and $1.38 for the three, nine and twelve months ended September 30, 2007. For the third quarter of 2008, earnings were lower primarily as a result of much cooler weather than in the third quarter of 2007, which had a negative impact on our revenues, and the dilutive effect of additional shares issued in December 2007. For the nine months and twelve months ended September 30, 2008, earnings were lower primarily as a result of increased electric fuel and purchased power costs, in each case, partially offset by increased electric revenues during the periods.

The following reconciliation of basic earnings per share between the three months, nine months and twelve months ended September 30, 2007 versus September 30, 2008 is a non-GAAP presentation. We believe this information is useful in understanding the fluctuation in earnings per share between the prior and current years. The reconciliation presents the after-tax impact of significant items and components of the statement of operations on a per share basis before the impact of additional stock issuances which is presented separately. Earnings per share for the three months, nine months and twelve months ended September 30, 2007 and 2008 shown in the reconciliation are presented on a GAAP basis and are the same as the amounts included in the statements of operations. This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statements of operations.

	Three Months Ended	Nine months Ended	Twelve Months Ended
Earnings Per Share – 2007 (Basic)	$0.76	$1.11	$1.38

Revenues
Electric on-system	$(0.10)	$0.04	$0.19
Electric off – system and other	—	0.17	0.22
Gas	0.01	0.02	0.01
Water	—	—	—
Other	0.01	0.02	0.02
Expenses
Electric fuel and purchased power	0.02	(0.35)	(0.73)
Cost of natural gas sold and transported	(0.02)	(0.01)	0.01
Regulated – electric segment	(0.01)	(0.02)	(0.05)
Regulated –gas segment	(0.01)	—	—
Maintenance and repairs	(0.01)	0.09	0.06
Depreciation and amortization	—	(0.04)	(0.12)
Other taxes	—	(0.01)	(0.02)
Loss on plant allowance	—	—	0.02
Change in effective income tax rates	—	—	0.03
Interest charges	(0.02)	(0.05)	(0.09)
AFUDC	0.03	0.06	0.07
Gain on sale of assets	—	—	0.03
Other income and deductions	—	0.01	0.01
Discontinued operations	—	—	(0.01)
Dilutive effect of additional shares issued in December 2007	(0.06)	(0.09)	(0.08)
Earnings Per Share – 2008 (Basic)	$0.60	$0.95	$0.95

Recent Activities

Recent Market Events

We have monitored recent market events that could have potential business and accounting issues associated with our operations.

We evaluated our credit exposure with trading counterparties and we do not at this time believe that counterparty default is likely, however, according to published reports, certain of our counterparties continue to be adversely impacted by the current credit crisis. In the event we were to conclude that the counterparties to our hedging arrangements were no longer probable of performance, we would be required to discontinue the use of cash flow hedge treatment for these contracts. However, the fuel adjustment clause authorized in the recent Missouri rate case allows us to record any gains or losses associated with our hedging arrangements as a regulatory asset or liability. Accordingly, we believe any counterparty defaults we may experience should not substantially impact our earnings.

Similar to many companies, we are exposed to the risk of credit rating downgrades from rating agencies; however, we have not received any downgrades of our securities during the recent market turmoil.

Over the last few weeks, we have been constrained in our ability to issue commercial paper. As a result, we have had to borrow under our unsecured revolving credit facility to meet short-term cash flow needs. These borrowings have been at a higher cost than our historical commercial paper rates.

The general market decline has negatively impacted the performance of our pension assets through October 31, 2008. It is possible that we will be required to fund additional amounts in 2009, and such amounts may be significant. We cannot make any determination at this time, however, as to the amount, if any, of such required funding obligations. Such determination will only be made based on the performance of our pension plan assets through December 31, 2008 and our valuation elections at such time.

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

The MPSC issued an order on July 30, 2008, granting an annual increase in revenues for our Missouri electric customers in the amount of $22.0 million, or 6.7%, based on a 10.8% return on equity. The new rates went into effect August 23, 2008.

The order contains two components. The first component provides an addition to base rates of approximately $27.7 million. This increase in base rates was partially offset by a $5.7 million reduction to regulatory amortization, which is the second component. Regulatory amortization provides us additional cash through rates during the current construction cycle. This construction, which is part of our long-range plan to ensure reliability, includes the facilities at the Riverton Power Plant and Iatan 2 Power Plant, as well as environmental improvements at the Asbury Power Plant and at Iatan 1. The regulatory amortization is now approximately $4.5 million annually and is recorded as depreciation expense.

The MPSC also authorized a fuel adjustment clause for our Missouri customers effective September 1, 2008. The MPSC established a base rate for the recovery of fuel and purchased power expenses used to supply energy. The clause permits the distribution to customers of 95% of the changes in fuel and purchased power costs above or below the base. Off-system sales margins are also part of the fuel adjustment mechanism. As a result, the off-system sales margin flows back to the customer. Rates related to the fuel adjustment clause will be modified twice a year subject to the review and approval by the MPSC. In accordance with SFAS No. 71 – “Accounting for the Effects of Certain Types of Regulation” (FAS 71), 95% of the difference between the actual cost of fuel and purchased power and the base cost of fuel and purchased power recovered from our customers is recorded as an adjustment to fuel and purchased power expense with a corresponding regulatory asset or a regulatory liability. If the actual fuel and purchased power costs are higher or lower than the base fuel costs billed to customers, 95% of these amounts will be recovered or refunded to our customers when the fuel adjustment clause is modified.

The MPSC order approved a Stipulation and Agreement providing for the recovery of deferred expenses of approximately $14.2 million over a five year period for the 2007 ice storms. In addition, the MPSC order required the implementation of a two-way tracking mechanism for recovery of the costs relating to the new MPSC rules on infrastructure inspection and vegetation management. The mechanism authorized by the MPSC creates a regulatory liability in any year we spend less than the target amount, which has been set at $8.6 million for our Missouri jurisdiction, and a regulatory asset if we spend more than the target amount. Any regulatory asset and liability amounts created using the tracking mechanism will then be netted against each other and taken into account in our next rate case. The MPSC also approved Stipulations and Agreements providing for the continuation of the pension and other post-retirement employee benefits tracking mechanism established in our 2006 and 2007 Missouri rate orders.

The Office of Public Counsel (OPC) and intervenors Praxair, Inc. and Explorer Pipeline Company filed applications for rehearing with the MPSC regarding this order. The MPSC subsequently denied those applications. On October 6, 2008, the OPC and intervenors Praxair, Inc. and Explorer Pipeline Company, filed appeals with the Cole County Circuit Court.

For additional information, see “Rate Matters” below.

Financing

On May 16, 2008, we issued $90 million principal amount of first mortgage bonds. The net proceeds of approximately $89.4 million, less $0.4 million of legal and other financing fees, were added to our general funds and used primarily to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program.

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

Asbury SCR and Maintenance Outage

We constructed an SCR at Asbury that was completed in November 2007 and placed in service in February 2008. The total cost of the SCR project was approximately $31.0 million (excluding AFUDC), of which $28.1 million was expended through December 31, 2007 with the remainder expended in 2008. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC and its cost is now in base rates in Missouri. We combined this project with our five year Asbury maintenance outage.

Our Asbury units went off-line September 21, 2007 and were expected to be back on-line during the last week of November, during which time we expected to tie in the SCR. However, on December 7, 2007, during the reassembly of the generator, the unit failed inspection. On December 9, 2007 it was determined that corrective action would be necessary and that additional work would require the unit to remain on outage an additional 60 days. The unit was returned to service on February 10, 2008. We had to replace the energy that would have been generated by our coal-fired units at the Asbury plant with energy generated at our gas plants and with purchased power. After assessing the actual cost of the incremental purchased power and gas-fired generation, we estimate the original planned outage added incremental expenses of approximately $8.7 million for the fourth quarter of 2007. We estimate the extended outage increased expenses an additional $3.5 million in the fourth quarter of 2007 (December 8-December 31, 2007) and an additional $5.8 million in the first quarter of 2008 (January 1-February 10, 2008).

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2008, compared to the same periods ended September 30, 2007.

The following table represents our results of operations by operating segment for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(in millions)	2008	2007	2008	2007	2008	2007

Income from continuing operations
Electric	$21.1	$24.0	$30.6	$33.5	$29.0	$41.2
Gas	(1.2)	(0.9)	0.6	0.0	1.5	0.5
Other	0.3	0.1	0.8	0.1	1.1	(0.1)
Income from continuing operations	$20.2	$23.2	$32.0	$33.6	$31.6	$41.6
Income from discontinued operations	0.0	0.1	0.0	0.1	0.0	0.2
Net income	$20.2	$23.3	$32.0	$33.6	$31.6	$41.8

Differences could occur due to rounding.

Electric Segment

Overview

Our electric segment income from continuing operations for the third quarter of 2008 was $21.1 million as compared to $24.0 million for the third quarter of 2007.

Electric segment operating revenues comprised approximately 94.7% of our total operating revenues during the third quarter of 2008. Of our total electric operating revenues during the third quarter of 2008, approximately 39.0% were from residential customers, 31.3% from commercial customers, 15.7% from industrial customers, 4.2% from wholesale on-system customers, 6.0% from wholesale off-system transactions, 2.4% from miscellaneous sources, primarily public authorities, and 1.4% from other electric revenues. The breakdown of our customer classes has not significantly changed from the third quarter of 2007.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales for the applicable periods ended September 30, were as follows:

	kWh Sales (in millions)			kWh Sales (in millions)			kWh Sales (in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
	2008	2007	Change*	2008	2007	Change*	2008	2007	Change*
Residential	503.6	567.9	(11.3)%	1,478.7	1,491.8	(0.9)%	1,917.4	1,934.7	(0.9)%
Commercial	446.4	459.4	(2.8)	1,217.9	1,215.5	0.2	1,613.2	1,589.8	1.5
Industrial	289.3	298.3	(3.0)	820.9	843.1	(2.6)	1,088.1	1,119.1	2.8
Wholesale On-System	94.3	98.2	(4.0)	263.4	260.9	0.9	344.8	340.3	1.3
Other**	32.1	30.7	4.4	94.1	86.4	9.0	124.5	114.5	8.7
Total On-System	1,365.7	1,454.5	(6.1)	3,875.0	3,897.7	(0.6)	5,087.9	5,098.4	(0.2)

	Operating Revenues			Operating Revenues			Operating Revenues
	($ in millions)			($ in millions)			($ in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
	2008	2007	Change*	2008	2007	Change*	2008	2007	Change*
Residential	$51.1	$55.9	(8.6)%	$136.1	$136.8	(0.6)%	$173.8	$172.5	0.8%
Commercial	41.0	41.2	(0.6)	100.5	99.5	1.0	130.0	126.1	3.1
Industrial	20.5	20.5	(0.3)	51.9	52.5	(1.0)	67.2	67.0	0.2
Wholesale On-System	5.5	5.2	5.2	15.0	13.8	8.8	19.7	17.6	11.8
Other**	3.2	3.0	7.8	8.4	7.5	11.1	10.9	9.7	12.1
Total On-System	$121.2	$125.8	(3.7)	$311.9	$310.1	0.6	$401.6	$392.9	2.2

*Percentage changes are based on actual kWh sales and revenues and may not agree to the rounded amounts shown above.

**Other kWh sales and other operating revenues include street lighting, other public authorities and interdepartmental usage.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

On-System Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers decreased 6.1% during the third quarter of 2008 as compared to the third quarter of 2007. Revenues for our on-system customers decreased approximately $4.6 million, or 3.7%. Weather and other related factors decreased revenues by an estimated $8.7 million compared to last year’s third quarter. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for the third quarter of 2008 were 21.7% less than the same period last year and 8.5% less than the 30-year average. Partially offsetting these factors were rate changes, primarily the 2008 Missouri rate increase, which contributed an estimated $2.8 million during the third quarter of 2008, and sales growth which contributed an estimated $1.3 million. We expect our annual electric customer growth to range from approximately 1.1% to 1.6% over the next several years. Our electric customer growth for the twelve months ended September 30, 2008 was 0.5%.

The decrease in residential and commercial kWh sales and revenues during the third quarter of 2008 as compared to the same period in 2007 was primarily due to milder weather in the third quarter of 2008 as compared to 2007, more than offsetting the effect of the 2008 Missouri rate increase that went into effect on August 23, 2008.

The decrease in industrial kWh sales and revenues during the third quarter of 2008 as compared to the same period in 2007 was mainly due to overall economic conditions.

On-system wholesale kWh sales decreased during the third quarter of 2008 reflecting the milder weather and overall economic conditions. Revenues associated with these Federal Energy Regulatory Commission (FERC)-regulated sales, however, increased as a result of the fuel adjustment clause applicable to such sales. This clause permits the distribution to customers of changes in fuel and purchased power costs.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers (including through the Southwest Power Pool (SPP) energy imbalance services (EIS) market). See “— Competition” below. The majority of our off-system sales margins are now included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions. The following table sets forth information regarding these sales and related expenses for the applicable periods ended September 30:

	2008	2007
(in millions)	Three Months Ended	Three Months Ended
EIS revenues	$3.4	$3.2
Other revenues	5.0	5.6
Total off-system revenues	8.4	8.8

EIS expenses	2.5	2.2
Other expenses	3.5	3.9
Total off-system expenses	6.0	6.1

Net*	$2.4	$2.8

*Differences could occur due to rounding.

Revenues decreased during the third quarter of 2008 as compared to the third quarter of 2007, primarily due to less market demand for power due to the milder weather in the third quarter of 2008. Total purchased power related expenses are included in our discussion of fuel and purchased power costs below.

Other Electric Revenues

Our other electric revenues consist of transmission revenues, renewable energy credit sales, late payment fees, rent from electric property and miscellaneous electric revenues. These revenues totaled $1.8 million in the third quarter of 2008 (comprised mainly of $0.6 million in transmission revenues and $0.5 million in renewable energy credit sales) as compared to $1.4 million in the third quarter of 2007 (comprised mainly of $0.6 million in transmission revenues and $0.2 million in renewable energy credit sales).

Operating Revenue Deductions

During the third quarter of 2008, total electric segment operating expenses decreased approximately $1.1 million (1.1%) compared with the same period last year. Total fuel and purchased power expense decreased approximately $0.9 million (1.7%) during the third quarter of 2008 as compared to the same period in 2007. Total fuel costs decreased primarily due to decreased generation by our gas-fired units (an estimated $8.8 million) as a result of less demand because of milder weather. Lower prices for both the hedged and unhedged natural gas that we burned in our gas-fired units in the third quarter of 2008 (an estimated $0.6 million) also helped decrease fuel costs. These decreases were partially offset by increased coal costs (an estimated $1.4 million) and increased coal generation (an estimated $0.6 million) in the third quarter of 2008 as compared to the third quarter of 2007. Increased purchased power costs resulted from higher prices (an estimated $3.8 million) and increased purchases (an estimated $0.7 million).

In our latest Missouri rate case order issued July 30, 2008, the MPSC authorized a fuel adjustment clause for our Missouri customers effective September 1, 2008. The MPSC established a base rate for the recovery of fuel and purchased power expenses used to supply energy. The clause permits the distribution to customers of 95% of the changes in fuel and purchased power costs above or below the base. Rates related to the fuel adjustment clause will be modified twice a year subject to the review and approval by the MPSC. In accordance with FAS 71, 95% of the difference between the actual costs of fuel and purchased power and the cost of fuel and purchased power recovered from our customers is recorded as an adjustment to fuel and purchased power expense with a corresponding regulatory asset or a regulatory liability. If the actual costs are higher or lower than the base costs billed to customers, 95% of these amounts will be recovered from or refunded to our customers when the fuel adjustment clause is modified. The table below is a reconciliation of our actual fuel and purchased power cost (netted with the regulatory adjustment) to the fuel and purchased power expense shown on our income statement for the quarter ended September 30, 2008. The regulatory adjustments shown below added $1.8 million to fuel and purchased power expense.

2008
(in millions)	Three Months Ended
Actual fuel and purchased power cost	$49.7
Kansas regulatory adjustments*	(0.2)
Missouri regulatory adjustments*	2.0
Total fuel and purchased power expense per income statement	$51.5

* A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

Regulated operating expenses for our electric segment increased approximately $0.6 million (3.9%) during the third quarter of 2008 as compared to the same period in 2007 primarily due to increases of $0.4 million in uncollectible accounts expense, $0.3 million in transmission and distribution expense, $0.3 million in injuries and damages expense and $0.2 million in other power supply expenses. These increases were partially offset by decreases of $0.6 million in professional services and $0.2 million in employee health care expense.

Maintenance and repairs expense increased approximately $0.6 million (9.4%) in the third quarter of 2008 as compared to 2007 primarily due to $0.4 million of ice storm related amortization, increases of $0.4 million in distribution maintenance expense, $0.3 million in maintenance and repairs expense at the Riverton plant and $0.2 million in maintenance and repairs expense at the SLCC plant. These increases were partially offset by a $0.4 million decrease in maintenance expense at the Energy Center plant compared to the third quarter of 2007 when a bearing failure in Unit #3 in the second quarter of 2007 was repaired in the third quarter of 2007.

Depreciation and amortization expense was virtually the same in the third quarter of 2008 as in the third quarter of 2007. Reduced regulatory amortization resulting from the 2008 Missouri rate case was offset by increased plant in service. Other taxes increased approximately $0.2 million during the third quarter of 2008 due to increased property tax reflecting our additions to plant in service and municipal franchise taxes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

On-System Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers decreased slightly during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily due to overall economic conditions, as well as the milder weather in the third quarter of 2008. Revenues for our on-system customers increased approximately $1.8 million, or 0.6%. Rate changes contributed an estimated $3.7 million during the nine months ended September 30, 2008 while sales growth contributed an estimated $3.3 million. Weather and other related factors decreased revenues by an estimated $5.2 million compared to the nine months ended September 30, 2007.

The decrease in residential kWh sales and revenues during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the milder weather in the third quarter of 2008.

The increase in commercial kWh sales and revenues during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to continued sales growth and the new Missouri electric rates that went into effect August 23, 2008.

Industrial kWh sales decreased during the nine months ended September 30, 2008 as compared to the same period in 2007 mainly due to a slowdown created by economic uncertainty while the related revenues increased, reflecting the new Missouri electric rates.

On-system wholesale kWh sales increased slightly during the nine months ended September 30, 2008 while the revenues associated with these FERC-regulated sales increased more as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers (including through the EIS market). The majority of our off-system sales margins are now included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions. The following table sets forth information regarding these sales and related expenses for the applicable periods ended September 30:

	2008	2007
(in millions)	Nine Months Ended	Nine Months Ended
EIS revenues	$10.7	$6.5
Other revenues	13.7	10.9
Total off-system revenues	24.4	17.4

EIS expenses	7.5	4.4
Other expenses	10.3	7.7
Total off-system expenses	17.8	12.1

Net*	$6.6	$5.3

*Differences could occur due to rounding.

Revenues increased during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily due to sales facilitated by the EIS market that began on February 1, 2007. Total purchased power related expenses are included in our discussion of fuel and purchased power costs below.

Other Electric Revenues

Our other electric revenues consist of transmission revenues, renewable energy credit sales, late payment fees, rent from electric property and miscellaneous electric revenues. These revenues totaled $5.2 million during the nine months ended September 30, 2008 (comprised mainly of $1.8 million in transmission revenues and $1.6 million in renewable energy credit sales) as compared to $4.2 million in the same period of 2007 (comprised mainly of $1.8 million in transmission revenues and $0.7 million in renewable energy credit sales).

Operating Revenue Deductions

During the nine months ended September 30, 2008, total electric segment operating expenses increased approximately $13.5 million (4.9%) compared with the same period last year. Total fuel and purchased power expense increased approximately $15.7 million (11.2%) during the nine months ended September 30, 2008 as compared to the same period in 2007. This increase included the effect of increased costs for off-system sales of $5.7 million and the effect of replacement power for the Asbury and Riverton 8 outages. The increase in purchased power costs primarily reflected higher prices for the power purchased (an estimated $10.6 million) as well as increased purchases on the spot market for replacement energy (an estimated $3.0 million) mainly in the first quarter of 2008 due to the extended Asbury outage as well as the extended SLCC outage in the second quarter of 2008. After assessing the actual cost of the incremental purchased power and gas-fired generation, we estimate the extended outage at Asbury increased expenses an additional $5.8 million in the first quarter of 2008 (January 1-February 10, 2008). The increase in fuel costs was mainly due to higher costs for the natural gas we burned in our gas-fired units (an estimated $5.3 million), partially offset by decreased generation by our gas fired units (an estimated $4.3 million) primarily in the third quarter of 2008 resulting from milder weather conditions. The increase in fuel costs was partially offset as a result of the unwinding of future physical natural gas positions in February 2008 that reduced fuel expense by approximately $2.1 million in the first quarter of 2008. Increased coal costs (an estimated $1.9 million) and increased coal generation

(approximately $0.5 million) added to the increase in fuel costs during the nine months ended September 30, 2008.

The table below is a reconciliation of our actual fuel and purchased power cost (netted with the regulatory adjustment) to the fuel and purchased expense shown on our income statement for the nine months ended September 30, 2008. The regulatory adjustments shown below added $1.3 million to fuel and purchased power expense.

2008
(in millions)	Nine Months Ended
Actual fuel and purchased power cost	$154.1
Kansas regulatory adjustments*	(0.7)
Missouri regulatory adjustments*	2.0
Total fuel and purchased power expense per income statement	$155.4

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

Regulated operating expenses for our electric segment increased approximately $1.0 million (2.2%) during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to increases of $1.2 million in transmission and distribution expense, $0.3 million in other steam power expense, $0.3 million in general labor costs, $0.3 million in other power expense, and $0.2 million in injuries and damages expense. These increases were partially offset by decreases of $0.6 million in professional services, $0.4 million in employee pension expense, $0.4 million in employee health care expense, and $0.2 million in uncollectible accounts expense.

Maintenance and repairs expense decreased approximately $3.7 million (16.3%) during the nine months ended September 30, 2008 primarily due to a $4.2 million decrease in distribution maintenance costs, as compared to the nine months ended September 30, 2007 when there were $4.6 million of incremental costs (and $1.2 million non-incremental tree trimming and labor costs in the first quarter of 2007) related to the January 2007 ice storm. Also contributing to the decrease during the nine months ended September 30, 2008 was a $0.7 million decrease in maintenance and repairs expense at the Iatan plant as compared to the same period in 2007 when there was a planned maintenance and turbine inspection in the first quarter at the Iatan plant, a $0.4 million decrease in maintenance expense at the Energy Center plant compared to the third quarter of 2007 when a bearing failure in Unit #3 in the second quarter of 2007 was repaired in the third quarter of 2007, and a $0.2 million decrease in maintenance and repairs expense at the Asbury plant. These decreases were partially offset by a $0.9 million increase in maintenance and repairs expense at the SLCC plant due to the extended spring maintenance outage in the second quarter of 2008, a $0.6 million increase in maintenance and repairs expense at the Riverton plant due to the extended outage on Unit 8 to repair damage to high pressure blades discovered during Riverton’s five–year maintenance outage in May 2008, $0.4 million of ice storm related amortization and a $0.3 million increase in transmission expense.

Depreciation and amortization expense increased approximately $1.5 million (4.0%) during the nine months ended September 30, 2008 mainly due to increased plant in service. Other taxes increased approximately $0.7 million during the nine months ended September 30, 2008 due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended September 30, 2008 Compared to Twelve Months Ended September 30, 2007

Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended September 30, 2008, kWh sales to our on-system customers decreased slightly (0.2%) with the associated revenues increasing approximately $8.7 million (2.2%). Rate changes, primarily the January 2007 Missouri rate increase and August 2008 Missouri rate increase, contributed an estimated $13.7 million to revenues while continued sales growth contributed an estimated $4.6 million. Weather and other related factors decreased revenues an estimated $7.4 million. Also contributing to the decrease in revenues was $2.2 million of Interim Energy Charge (IEC) collected in the fourth quarter of 2006, which did not reoccur in 2007.

Residential kWh sales decreased reflecting the milder weather in the third quarter of 2008 while associated revenues increased primarily due to the Missouri rate increases. Commercial and industrial kWh sales and associated revenues increased for the twelve months ended September 30, 2008, reflecting sales growth and the Missouri rate increases. On-system wholesale kWh sales increased reflecting the continued sales growth discussed above. Revenues associated with these FERC-regulated sales increased more than the kWh sales as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available and provide transmission service through our system for transactions between other energy suppliers (including through the EIS market). The majority of our off-system sales margins are now included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions. The following table sets forth information regarding these sales and related expenses for the applicable periods ended September 30:

	2008	2007
(in millions)	Twelve Months Ended	Twelve Months Ended
EIS revenues	$13.1	$6.5
Other revenues	16.1	14.0
Total off-system revenues	29.2	20.5

EIS expenses	9.3	4.4
Other expenses	12.2	10.0
Total off-system expenses	21.5	14.4

Net*	$8.0	$6.0

*Differences could occur due to rounding.

Revenues increased during the twelve months ended September 30, 2008 as compared to the same period in 2007 primarily due to sales facilitated by the EIS market that began on February 1, 2007. Total purchased power related expenses are included in our discussion of fuel and purchased power costs below.

Other Electric Revenues

Our other electric revenues consist of transmission revenues, renewable energy credit sales, late payment fees, rent from electric property and miscellaneous electric revenues. These revenues totaled $6.7 million during the twelve months ended September 30, 2008 (comprised mainly of $2.4 million in transmission revenues and $1.8 million in renewable energy credit sales) as compared to $5.4 million in the same period of 2007 (comprised mainly of $2.3 million in transmission revenues and $0.7 million in renewable energy credit sales).

Operating Revenue Deductions

During the twelve months ended September 30, 2008, total electric segment operating expenses increased approximately $29.3 million (8.4%) compared to the year ago period. Total fuel and purchased power expense increased approximately $33.2 million (19.1%) during the twelve months ended September 30, 2008 as compared to the same period last year. This increase included the effect of increased costs for off-system sales of $7.1 million and the effect of replacement power for the Asbury and Riverton 8 outages. The increase in purchased power costs primarily reflected higher prices for the power purchased (an estimated $13.3 million) as well as increased purchases on the spot market for replacement energy (an estimated $5.3 million) mainly in the first quarter of 2008 and fourth quarter of 2007 due to the extended Asbury outage as well as the extended SLCC outage in the second quarter of 2008. After assessing the actual cost of the incremental purchased power and gas-fired generation, we estimate the extended outage at Asbury increased expenses an additional $5.8 million in the first quarter of 2008 (January 1-February 10, 2008) and $3.5 million in the fourth quarter of 2007 (December 8-December 31, 2007). The increase in fuel costs was mainly due to increased generation by our gas fired units (an estimated $13.9 million) primarily in the first quarter of 2008 and fourth quarter of 2007 due to the extended outage at the Asbury plant and to the increase in off-system sales. Also adding to the increase were higher costs for the natural gas we burned in our gas-fired units (an estimated $4.8 million). These increased costs were partially offset as a result of the unwinding of future physical natural gas positions in February 2008 that reduced fuel expense by approximately $2.1 million in the first quarter of 2008. Decreased coal generation, mainly due to the Asbury outage, decreased fuel costs an estimated $5.0 million, partially offset by increased coal costs (approximately $2.4 million) during the twelve months ended September 30, 2008.

The table below is a reconciliation of our actual fuel and purchased power cost (netted with the regulatory adjustment) to the fuel and purchased power expense shown on our income statement for the twelve months ended September 30, 2008. The regulatory adjustments shown below added $1.4 million to fuel and purchased power expense.

2008
(in millions)	Twelve Months Ended
Actual fuel and purchased power cost	$205.5
Kansas regulatory adjustments*	(0.6)
Missouri regulatory adjustments*	2.0
Total fuel and purchased power expense per income statement	$206.9

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

Regulated operating expenses increased approximately $2.3 million (3.9%) during the twelve months ended September 30, 2008 as compared to the same period last year primarily due to increases of $1.5 million in transmission and distribution expense, $0.4 million in other power expense, $0.3 million in other steam power expense, $0.3 million in general labor costs, $0.3 million in uncollectible accounts expense, and $0.2 million in injuries and damages expense. These increases were partially offset by decreases of $1.1 million in professional services, and $0.6 million in employee health care expense.

Maintenance and repairs expense decreased approximately $2.0 million (6.8%) during the twelve months ended September 30, 2008 primarily due to decreases of approximately $3.1 million in distribution maintenance costs, as compared to the twelve months ended September 30, 2007 when there were $4.6 million of incremental costs (and $1.2 million non-incremental tree trimming and labor costs in the first quarter of 2007) related to the January 2007 ice storm. Also contributing to the decrease during the twelve months ended September 30, 2008 was a $0.8 million decrease in maintenance and repairs expense at the Iatan plant as compared to the same period in 2007 when there was a planned maintenance and turbine inspection in the first quarter at the Iatan plant, a $0.3 million decrease in maintenance expense at the Energy Center plant compared to the third quarter of 2007 when a bearing failure in Unit #3 in the second quarter of 2007 was repaired in the third quarter of 2007, and a $0.3 million decrease in maintenance and repairs expense at the State Line plant. These decreases were partially offset by a $0.7 million increase in transmission expense, a $0.6 million increase in maintenance and repairs expense at the SLCC plant due to the extended spring maintenance outage in the second quarter of 2008, a $0.6 million increase in maintenance and repairs expense at the Riverton plant due to the extended outage on Unit 8 to repair damage to high pressure blades discovered during Riverton’s five–year maintenance outage in May 2008, a $0.5 million increase in maintenance and repairs expense at the Asbury plant and $0.4 million of ice storm related amortization.

Depreciation and amortization expense increased approximately $4.9 million (10.6%) mainly due to $1.9 million of regulatory amortization related to the December 21, 2007 Missouri rate order that has been recorded as depreciation expense as well as increased plant in service. Other taxes increased approximately $0.8 million due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes.

Total electric segment operating expenses were also reduced by approximately $2.0 million for the 12 months ended September 30, 2008 as compared to the same period in 2007 due to a $1.2 million gain we recognized in the fourth quarter of 2007 from the sale of our steel unit train set and a $0.8 million loss in the fourth quarter of 2006 related to a plant disallowance required by rate order.

Gas Segment

Gas Segment Operating Revenues and Sales

During the third quarter of 2008, our total gas segment revenues were approximately $6.1 million as compared to $5.6 million in the third quarter of 2007, as a result of an increase in our PGA rates and an increase in interruptible sales as compared to 2007.

Residential and commercial sales decreased during the third quarter of 2008 as compared to the third quarter of 2007 due to decreases in customers. Industrial sales were up for all periods due to the transfer of two large volume interruptible customers from transportation to sales service and the addition of a new large volume interruptible customer. During the third quarter of 2008, our PGA revenue (which represents the excess of our total gas segment revenues over the revenues we receive in our base rates) was approximately $3.4 million as compared to $2.6 million in the third quarter of 2007, an increase of approximately $0.8 million. This increase was largely driven by the increase in interruptible sales.

For the nine months ended September 30, 2008, our total gas segment revenues were approximately $42.5 million as compared to $41.7 million for the nine months ended September 30, 2007 as total gas operating sales increased 5.0%, primarily due to colder weather. The winter months are high sales months for the natural gas business, whose heating season runs from November to March of each year.

For the twelve months ended September 30, 2008, our total gas segment revenues were approximately $60.7 million as compared to $60.3 million for the twelve months ended September 30, 2007 as total gas operating sales increased 5.0%, primarily due to colder weather. The increase in sales was partially offset by a decrease of 12.66% in our PGA rates.

Our gas segment customer contraction for the twelve months ended September 30, 2008 was 2.7%, which we believe was due to higher gas prices and general economic conditions. We expect our annual gas customer growth to be up to 1% over the next several years.

The following tables detail our natural gas sales and revenues for the periods ended September 30:

	Total gas delivered to customers
	bcf Sales			bcf Sales			bcf Sales
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2008	2007	Change*	2008	2007	Change*	2008	2007	Change*
Residential	0.11	0.14	(25.4)%	1.96	1.87	5.0%	2.93	2.77	5.7%
Commercial	0.10	0.12	(18.5)	0.94	0.89	6.1	1.36	1.28	6.3
Industrial**	0.13	0.00	1,910.3	0.33	0.03	872.6	0.38	0.06	515.6
Public Authorities	0.00	0.00	3.1	0.02	0.02	14.5	0.03	0.03	12.2
Total retail sales*	0.34	0.27	24.5	3.26	2.81	16.1	4.70	4.14	13.5
Transportation sales**	0.77	0.86	(10.1)	3.00	3.13	(5.1)	4.14	4.28	(3.3)
Total gas operating sales*	1.12	1.13	(1.7)	6.24	5.94	4.9	8.84	8.42	4.9

	Operating Revenues ($ in millions)
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2008	2007	Change*	2008	2007	Change*	2008	2007	Change*
Residential	$2.6	$3.2	(17.5)%	$25.7	$27.2	(5.3)%	$37.8	$39.5	(4.4)%
Commercial	1.7	1.8	(7.3)	11.3	11.7	(3.3)	16.2	16.7	(2.9)
Industrial**	1.2	0.1	1,495.0	3.0	0.4	713.4	3.4	0.7	407.8
Public Authorities	0.0	0.0	8.4	0.3	0.2	2.8	0.4	0.3	0.9
Total retail sales***	$5.5	$5.1	9.0	40.3	39.5	2.1	$57.7	$57.2	0.9
Transportation sales**	0.5	0.5	(8.1)	2.0	2.0	(1.0)	2.7	2.8	(2.6)
Total gas operating sales***	$6.0	$5.6	7.3	$42.3	$41.5	1.9	$60.5	$60.0	0.7

*Percentage changes are based on actual bcf sales and revenues and may not agree to the rounded amounts shown above.

**Percentage change reflects the transfer of a customer from transportation sales to industrial.

***Revenues exclude forfeited discounts, reconnect fees, miscellaneous service revenues, etc.

Operating Revenue Deductions

During the third quarter of 2008, EDG’s cost of natural gas sold and transported was approximately $3.4 million as compared to $2.6 million in the third quarter of 2007. The increased costs of natural gas sold was mainly due to higher volumes of industrial sales due to the transfer of two large volume interruptible customers from transportation to sales service and the addition of a new large volume interruptible customer. In addition, in June 2008, we increased our PGA rates by 38% as compared to the previous PGA rates that had been in effect since November 2007.

For the nine months ended September 30, 2008, EDG’s cost of natural gas sold and transported was approximately $26.4 million as compared to $26.1 million for the same period in 2007.

For the twelve months ended September 30, 2008, EDG’s cost of natural gas sold and transported was approximately $38.0 million as compared to $38.4 million for the same period in 2007.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas.

Total other operating expenses were $2.6 million for the third quarter of 2008 as compared to $2.1 million for the same period in 2007. EDG had a net loss of $1.2 million for the third quarter of 2008 as compared to a $0.9 million net loss for the third quarter of 2007.

For the nine months ended September 30, 2008, total other operating expenses were $7.7 million as compared to $7.6 million for the same period in 2007. EDG had net income of $0.6 million for the nine months ended September 30, 2008 as compared to $0.0 million in 2007.

For the twelve months ended September 30, 2008, total other operating expenses were $10.3 million as compared to $10.3 million for the same period in 2007. EDG had net income of $1.5 million for the twelve months ended September 30, 2008 as compared to $0.5 million in 2007.

Other Segment

Our other segment includes leasing of fiber optics cable and equipment (which we are also using in our own utility operations). The following table represents our results of continuing operations for our other segment for the applicable periods ended September 30,:

	Three Months Ended		Nine months Ended		Twelve Months Ended
(in millions)	2008	2007	2008	2007	2008	2007

Revenues	$1.4	$1.0	$3.8	$2.7	$4.7	$3.5
Expenses	1.1	0.9	3.0	2.6	3.6	3.6
Net income (loss) from continuing operations*	$0.3	$0.1	$0.8	$0.1	$1.1	$(0.1)

*Differences could occur due to rounding.

Consolidated Company

Income Taxes

Our consolidated provision for income taxes decreased approximately $1.6 million during the third quarter of 2008 as compared to the same period in 2007, primarily resulting from lower income. Our consolidated effective federal and state income tax rate for the third quarter of 2008 was 33.0% as compared to 33.1% for the third quarter of 2007.

Our consolidated provision for income taxes decreased approximately $0.9 million during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily resulting from lower income. Our consolidated effective federal and state income tax rate for the nine months ended September 30, 2008 was 32.3% as compared to 32.1% for the same period in 2007.

Our consolidated provision for income taxes decreased approximately $6.9 million during the twelve months ended September 30, 2008 as compared to twelve months ended September 30, 2007, primarily resulting from lower income. Our effective federal and state income tax rate for the twelve months ended September 30, 2008 was 30.5% as compared to 32.7% for the same period in 2007. The effective tax rate for the 2008 twelve month period decreased as we recognized increased benefits from the equity component of AFUDC and expenses related to plant removal costs.

Nonoperating Items

Total allowance for funds used during construction (AFUDC) increased $1.5 million in the third quarter of 2008 as compared to 2007. AFUDC increased $3.3 million during the nine months ended September 30, 2008 and increased $3.2 million during the twelve months ended September 30, 2008 as compared to the same periods in 2007 due to higher levels of construction in each period. AFUDC is comprised of the cost of borrowed funds and the cost of equity funds applicable to our construction program and are capitalized as a cost of construction. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

Total interest charges on long-term debt increased $1.5 million (18.7%) in the third quarter of 2008, $3.4 million (14.8%) for the nine months ended September 30, 2008 and $4.6 million (15.3%) for the twelve months ended September 30, 2008 as compared to the prior year periods (offset by the increased AFUDC discussed above). The increases in all three periods reflect the interest on the $90 million principal amount of first mortgage bonds we issued on May 16, 2008, the proceeds of which were added to our general funds and used primarily to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program. The increases in both the nine months ended and twelve months ended September 30, 2008 periods also reflect the interest on the $80 million principal amount of first mortgage bonds we issued on March 26, 2007, the proceeds of which were added to our general funds and used to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program.

Short-term debt interest decreased $0.6 million in the third quarter of 2008, $1.1 million for the nine months ended September 30, 2008 and $0.9 million for the twelve months ended September 30, 2008 as compared to the prior year periods, reflecting decreased usage of short-term debt.

Earnings from discontinued operations were zero for all periods presented ending September 30, 2008 as compared to approximately $0.1 million in the third quarter of 2007, $0.1 million in the nine month period ended September 30, 2007 and $0.2 million in the twelve month period ended September 30, 2007, which included operations and gains recognized from the sale of Fast Freedom and, in the case of the twelve month period, Conversant.

Other Comprehensive Income (Loss)

The change in the fair value of the effective portion of our open gas contracts designated as cash flow hedges for our electric business and our interest rate derivative contracts and the gains and losses on contracts settled during the periods being reported, including the tax effect of these items, are reflected in our Consolidated Statement of Comprehensive Income. The fair value of open electric segment derivative contracts decreased $34.1 million in the third quarter of 2008, reflecting falling natural gas prices. On a year to date basis, the change in the fair market value of open contracts is $(0.2) million. This net change is recorded as accumulated other comprehensive income in the capitalization section of our balance sheet and does not affect net income or earnings per share. All of these contracts have been designated as cash flow hedges. The unrealized gains and losses accumulated in other comprehensive income are reclassified to fuel and purchased power, or interest expense, in the periods in which the hedged transaction is actually realized or no longer qualifies for hedge accounting. Effective September 1, 2008, in conjunction with the implementation of the Missouri fuel adjustment clause in the July 2008 MPSC rate order, the unrealized losses or gains from new cash flow hedges for our electric business will be recorded in regulatory assets or liabilities. This is in accordance with FAS 71, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism. Unrealized gains and losses from cash flow hedges existing at September 1, 2008 will continue to be recorded through other comprehensive income. Once settled, the realized gain or loss will be recorded as fuel expense and be subject to the fuel adjustment clause. No interest rate derivative contracts were open or settled during the periods shown below.

The following table sets forth the pre-tax gains/(losses) of our natural gas contracts for our electric segment that have settled and been reclassified, the pre-tax change in the fair market value (FMV) of our open contracts and the tax effect in Other Comprehensive Income for the presented periods ended September 30:

	Change in Other Comprehensive Income
	Three Months Ended		Nine Months Ended		Twelve Months Ended
(in millions)	2008	2007	2008	2007	2008	2007
Natural gas contracts settled (1)	$(3.7)	$(1.2)	$(6.3)	$(1.2)	$(6.6)	$(1.3)
Change in FMV of open contracts for natural gas	$(34.1)	$(7.1)	$(0.2)	$1.5	$3.4	$0.7
Taxes	$14.4	$3.2	$2.5	$(0.1)	$1.2	$0.2
Total change in OCI – net of tax	$(23.4)	$(5.1)	$(4.0)	$0.2	$(2.0)	$(0.4)

(1) Reflected in fuel expense

Our average cost for our open financial natural gas hedges increased from $5.864/Dth at June 30, 2008 to $6.162/Dth at September 30, 2008. The significant decrease in OCI offsets last quarter’s significant increase. As a result, the year-to-date basis is immaterial.

RATE MATTERS

We continually assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Electric Segment

The following table sets forth information regarding electric and water rate increases since January 1, 2006:

		Annual	Percent
	Date	Increase	Increase	Date
Jurisdiction	Requested	Granted	Granted	Effective
Missouri - Electric	February 1, 2006	$29,369,397	9.96%	January 1, 2007
Missouri - Electric	October 1, 2007	$22,040,395	6.70%	August 23, 2008

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

On March 18, 2008, the OPC filed a Petition for Writ of Mandamus with the Missouri Supreme Court, purportedly to force the MPSC to comply with the Missouri Supreme Court’s opinion and order of October 30, 2007. On October 14, 2008, the Missouri Supreme Court issued a ruling directing the MPSC to comply with the Court’s previous mandate and opinion. The Court took no position on the effect such action has on any tariffs the MPSC has approved. It is our position that the opinion and mandate do not impact the monies collected under the filed tariffs.

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

The MPSC issued an order on July 30, 2008, granting an annual increase in revenues for our Missouri electric customers in the amount of $22.0 million, or 6.7%, based on a 10.8% return on equity. The new rates went into effect August 23, 2008.

The order contains two components. The first component provides an addition to base rates of approximately $27.7 million. This increase in base rates was partially offset by a $5.7 million reduction to regulatory amortization, which is the second component. Regulatory amortization provides us additional cash through rates during the current construction cycle. This construction, which is part of our long-range plan to ensure reliability, includes the facilities at the Riverton Power Plant and Iatan 2 Power Plant, as well as environmental improvements at the Asbury Power Plant and at Iatan 1. The regulatory amortization is now approximately $4.5 million annually and is recorded as depreciation expense.

The MPSC also authorized a fuel adjustment clause for our Missouri customers effective September 1, 2008. The MPSC established a base rate for the recovery of fuel and purchased power expenses used to supply energy. The clause permits the distribution to customers of 95% of the changes in fuel and purchased power costs above or below the base. Off-system sales margins are also part of the fuel adjustment mechanism. As a result, the off-system sales margin flows back to the customer. Rates related to the fuel adjustment clause will be modified twice a year subject to the review and approval by the MPSC. In accordance with FAS 71, 95% of the difference between the actual cost of fuel and purchased power and the base cost of fuel and purchased power recovered from our customers is recorded as an adjustment to fuel and purchased power expense with a corresponding regulatory asset or a regulatory liability. If the actual fuel and purchased power costs are higher or lower than the base fuel and purchased power costs billed to customers, 95% of these amounts will be recovered or refunded to our customers when the fuel adjustment clause is modified.

The MPSC order approved a Stipulation and Agreement providing for the recovery of deferred expenses of approximately $14.2 million over a five year period for the 2007 ice storms. In addition, the MPSC order required the implementation of a two-way tracking mechanism for recovery of the costs relating to the new MPSC rules on infrastructure inspection and vegetation management. The mechanism authorized by the MPSC creates a regulatory liability in any year we spend less than the target amount, which has been set at $8.6 million for our Missouri jurisdiction, and a regulatory asset if we spend more than the target amount. Any regulatory asset and liability amounts created using the tracking mechanism will then be netted against each other and taken into account in our next rate case. The MPSC also approved Stipulations and Agreements providing for the continuation of the pension and other post-retirement employee benefits tracking mechanism established in our 2006 and 2007 Missouri rate orders.

The OPC and intervenors Praxair, Inc. and Explorer Pipeline Company filed applications for rehearing with the MPSC regarding this order. The MPSC subsequently denied those applications. On October 6, 2008, the OPC and intervenors Praxair, Inc. and Explorer Pipeline Company, filed appeals with the Cole County Circuit Court.

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

A PGA clause is included in our gas rates which allows for the over recovery or under recovery of actual gas costs compared to the cost of gas in the PGA rate. This PGA clause allows us to make rate changes periodically (up to four times) throughout the year in response to weather conditions, natural gas prices and supply demands, rather than in one possibly extreme change per year. The Actual Cost Adjustment (ACA) is a scheduled yearly filing with the MPSC filed between October 15 and November 4 each year. This filing establishes the amount to be recovered from customers for the over/under recovered yearly amounts. A PGA is included in the ACA filing. An optional PGA filing without the ACA can be filed up to three times each year, provided a filing does not occur within 60 days of a previous filing. Our current PGA filing was effective June 6, 2008. On October 28, 2008, we filed a new ACA and PGA with the MPSC to be effective November 12, 2008.

COMPETITION

Electric Segment

SPP-RTO

On February 1, 2007, the Southwest Power Pool (SPP) regional transmission organization (RTO) launched its energy imbalance services market (EIS). With the implementation of the SPP RTO EIS market and transmission expansion plans of the SPP RTO, we anticipate that our continued participation in the SPP will provide long-term benefits to our customers and other stakeholders. Our experience to date in the EIS market indicates that we have received benefits through our participation.

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

On August 15, 2008 the SPP filed proposed revisions to its Order 888 open access transmission pro forma tariff (OATT) to establish a process for including a “balanced portfolio” of economic transmission upgrades in the annual SPP Transmission Expansion Plan. The cost of such upgrades will be recovered through a regional rate allocated to SPP members based on their load ratio share within SPP’s market area of the balanced portfolio’s cost. On October 16, 2008, the FERC accepted the balanced portfolio approach, which sets forth the selection process of a group of projects and regional cost allocation rules based on projected benefits and allocated costs over a ten year period. The plan will be balanced if the portfolio is cost beneficial for each zone, including ours, within the SPP. A balanced portfolio could include projects below the 345 kv level (which is the bright line voltage level for projects to be included in the portfolio) to increase benefits to a particular zone to achieve balance of benefits and costs over the ten year study period. We are involved in the discussions regarding the proposed projects, estimated benefits, and costs within the first balanced portfolio. However, we are uncertain, at this time, what the benefits and costs of the first balanced portfolio will be for us. It is anticipated that the SPP Board of Directors will approve the first SPP RTO balanced portfolio of economic transmission projects sometime in 2009.

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

As a result of the FERC’s requirement for us to issue the aforementioned refunds and our belief that the FERC erred in its orders, on June 30, 2008 we initiated a Petition For Review of the FERC’s orders on our market based rate refunds in the United States Court of Appeals – District of Columbia Circuit (DC Circuit). We requested and received approval for a consolidation of our Petition with the similar petition of Westar Energy. If a decision is reached in our favor, the DC Circuit will likely remand the FERC’s orders back to the FERC for reconsideration. It is expected that the judicial review of the Petitions will take several months.

Other FERC Rulemaking

On June 21, 2007, the FERC issued an Advance Notice of Proposed Rulemaking (ANOPR) on potential reforms to improve operations in organized wholesale power markets, such as the SPP RTO in which we participate. On October 16, 2008, the FERC issued its Final Order on Wholesale Competition in Regions with Organized Electric Markets. The Final Order will affect us as it directly affects the SPP RTO. The Final Order addresses four key areas for amending its regulations in Wholesale Competition for RTOs and Independent System Operators (ISOs): (1) demand response and market pricing during periods of operating reserve shortage; (2) long-term power contracting; (3) market monitoring policies; and (4) the responsiveness of RTOs and ISOs to stakeholders and customers. We will be involved in the SPP RTOs discussions on compliance of these new rules.

On January 28, 2008, we made a filing at the FERC related to certain non-rate and ministerial revisions to our currently effective wholesale Open Access Transmission Tariff (OATT), which included the elimination of certain tariff sections that have become moot in light of our membership in the SPP, as well as correction of the formatting of our OATT for consistency with a previous FERC order, Order No. 614.

On April 2, 2008, the FERC accepted our revised OATT, as filed, with an effective date of January 29, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

We used approximately $162.1 million of cash for regulated capital expenditures during the nine months ended September 30. 2008. Our primary sources of cash flow for these expenditures during the nine months ended September 30, 2008 were $86.8 million in internally generated funds from continuing operations and $90.0 million in gross proceeds from first mortgage bonds.

Cash Provided by Operating Activities

Our net cash flows provided by continuing operating activities were $86.8 million during the nine months ended September 30, 2008 compared to $80.3 million for the same period in 2007. Net income decreased $1.7 million. Changes in balance sheet items, primarily accounts receivable, positively impacted cash flow this year compared to last year.

Capital Requirements and Investing Activities

Our capital expenditures totaled approximately $48.5 million during the third quarter of 2008 compared to approximately $48.3 million for the same period in 2007. Our capital expenditures totaled approximately $163.6 million during the nine months ended September 30, 2008 compared to approximately $133.8 million for the same period in 2007. These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage.

Our net cash flows used in investing activities increased $31.5 million during the nine months ended September 30, 2008 as compared to the same period in 2007, primarily reflecting construction expenditures for Plum Point Unit 1 and Iatan 2, as well as the payments for the capitalized portion of the December 2007 ice storm which were accrued but not paid as of December 31, 2007.

A breakdown of the capital expenditures for the quarter and nine months ended September 30, 2008 is as follows:

	Capital Expenditures
	Quarter Ended	Nine months Ended
(in millions)	September 30, 2008	September 30, 2008
Distribution and transmission system additions	$12.7	$35.6
New Generation – Plum Point Energy Station	7.4	25.7
New Generation – Iatan 2	19.9	61.1
Storms(1)	0.4	4.2
Additions and replacements – Asbury	0.1	4.0
Additions and replacements – Iatan 1	6.6	21.0
Additions and replacements – State Line Unit 1, SLCC, Riverton, Energy Center and Ozark Beach	0.9	1.5
Gas segment additions and replacements	0.6	1.4
Transportation	0.9	1.1
Other (including retirements and salvage -net)	0.4	1.8
Subtotal	49.9	157.3
Other capital expenditures (primarily fiber optics)	0.5	1.6
Subtotal capital expenditures incurred(2)	$50.4	$158.9
Change in capital expenditures accrual(3)	(0.2)	8.9
Less AFUDC equity capitalized	(1.7)	(4.3)
Total cash outlay	$48.5	$163.6

(1) For the nine months ended September 30, 2008, storm costs of $0.1 million are specifically related to capital expenditures in the first quarter of 2008 associated with the December 2007 ice storm and $2.4 million are specifically related to capital expenditures in the second quarter of 2008 associated with tornadoes in May 2008.

(2) Expenditures incurred represent the total cost for work completed for the projects during the periods ending September 30, 2008. Discussion of capital expenditures throughout this 10-Q is presented on this basis.

(3) Adjustment to reflect actual cash flow related to capital expenditures. These are the net of expenditures unpaid at the end of the reporting period and expenditures paid in the reporting period, but incurred prior to the reporting period.

Approximately 20% of our cash requirements for capital expenditures during the third quarter of 2008 were satisfied internally from operations (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

We currently expect that internally generated funds will provide approximately 20% of the funds required for the remainder of our budgeted 2008 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 5 of “Notes to Consolidated Financial Statements (Unaudited).”

We had estimated our capital expenditures for our share of Iatan 2 to be approximately $72.4 million, $43.8 million and $33.1 million in 2008, 2009 and 2010, respectively. As a result of an updated forecast from KCP&L in the second quarter of 2008, we updated these estimated expenditures to be approximately $72.0 million, $67.5 million and $36.1 million in 2008, 2009 and 2010, respectively. We had originally estimated our capital expenditures for our share of the Iatan 1 environmental upgrades to be approximately $26.7 million, $1.4 million and $0.3 million in 2008, 2009 and 2010, respectively, but now estimate these expenditures to be approximately $25.7 million in 2008 and $17.5 million in 2009 with an in-service date of February 2009.

Our original 2008 capital budget totaled approximately $189.3 and we believe this to still be an appropriate estimate. We have recorded approximately $4 million in significant unplanned storm expense in 2008. However, delays until 2009 to one of our transmission projects is likely to offset the storm expenses by the end of the year. We have also updated our 2009 estimates for Iatan 2 (based on the second quarter updated forecast from KCP&L) and Plum Point based on revisions to our internal costs for these projects. In addition, our 2009 capital budget includes $7.4 million for upgrades needed to a turbine and two generators at our SLCC plant. The other significant increase in our 2009 budgeted capital expenditures is due to the 2008 transmission project delay noted above that is moving dollars into 2009. Further evaluation of our resource plans delayed installation of a combustion turbine from 2011 to 2014. Our total capital expenditures (excluding AFUDC and expenditures to retire assets) for the next three years as estimated for planning purposes are $174.8 million in 2009, $117.5 million in 2010 and $79.5 million in 2011.

Financing Activities

Our net cash flows received from financing activities were $80.9 million in the nine months ended September 30, 2008 compared to $44.2 million in 2007.

On May 16, 2008, we issued $90 million principal amount of first mortgage bonds. The net proceeds of approximately $89.4 million, less $0.4 million of legal and other financing fees, were added to our general funds and used primarily to pay down short-term indebtedness incurred, in part, as a result of our on-going construction program.

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

We have a $400 million shelf registration statement with the SEC, which became effective on August 15, 2008, covering our common stock, unsecured debt securities, preference stock, first mortgage bonds (subject to likely receipt of state regulatory approvals) and trust preferred securities. We plan to use a portion of the proceeds from issuances under this shelf to fund a portion of the capital expenditures for our new generation projects.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $23.0 million as of November 1, 2008. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2008, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were $37.0 million of outstanding borrowings under this agreement at September 30, 2008. In addition, $18.4 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2008 would permit us to issue approximately $156.7 million of new first mortgage bonds based on this test with an assumed interest rate of 6.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At September 30, 2008, we had retired bonds and net property additions which would enable the issuance of at least $586.6 million principal amount of bonds if the annual interest requirements are met. As of September 30, 2008, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of September 30, 2008, this test would allow us to issue new first mortgage bonds of approximately $2.8 million based on $3.7 million of property additions.

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

On January 24, 2007, Moody’s affirmed our ratings but changed their rating outlook on us from stable to negative. The change to a negative rating outlook reflects Moody’s view on the longer-term prospects for our ratings given the sizable capital spending program we have committed to through 2010 and the potential for further weakness in our credit metrics that could develop during this time. On February 14, 2008, Moody’s placed all of our ratings on review for possible downgrade. Moody’s announced that the review would consider the cumulative impact that certain negative events, including severe weather and operational disruptions in 2007 and 2008, have had on our cash flow and overall financial flexibility at the current rating level as well as consider the potential for elevated costs related to our capital spending plan in 2008. On May 12, 2008, Moody’s affirmed our ratings with a negative outlook.

On December 19, 2005, Fitch Ratings initiated coverage and assigned ratings (see table above) with a stable rating outlook. Fitch announced that their ratings reflect our low business risk position as a regulated electric utility, a stable service territory and a seemingly improving regulatory environment in Missouri where we receive approximately 89% of our electric revenues. On January 25, 2008, Fitch affirmed our ratings but revised their rating outlook to negative. At the time of the change, the negative rating outlook reflected uncertainty surrounding the outcome of our Missouri rate filing and weakness in our projected financial measures relative to Fitch guidelines. Events leading to the revision were storm damage incurred in December 2007 and the extended Asbury coal plant outage we experienced last winter.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not significantly changed at September 30, 2008, compared to December 31, 2007 other than $90 million principal amount of first mortgage bonds issued May 16, 2008 and due 2018.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of September 30, 2008 our retained earnings balance was $16.7 million, compared to $27.3 million as of September 30, 2007, after paying out $32.4 million in dividends during the first nine months of

2008. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

Our diluted earnings per share were $0.95 for the nine months ended September 30, 2008 and were $1.09 and $1.39 for the years ended December 31, 2007 and 2006, respectively. Dividends paid per share were $0.96 for the nine months ended September 30, 2008 and $1.28 for each of the years ended December 31, 2007 and 2006.

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the sum of $10.75 million and the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. On March 11, 2008, we amended the EDE Mortgage in order to provide us with more flexibility to pay dividends to our shareholders by increasing the basket available to pay dividends by $10.75 million, as described above. As of September 30, 2008, this restriction did not prevent us from issuing dividends.

In addition, under certain circumstances, our Junior Subordinated Debentures, 8-1/2% Series due 2031, reflected as a note payable to securitization trust on our balance sheet, held by Empire District Electric Trust I, an unconsolidated securitization trust subsidiary, may also restrict our ability to pay dividends on our common stock. These restrictions apply if: (1) we have knowledge that an event has occurred that would constitute an event of default under the indenture governing these junior subordinated debentures and we have not taken reasonable steps to cure the event, (2) we are in default with respect to payment of any obligations under our guarantee relating to the underlying preferred securities, or (3) we have deferred interest payments on the Junior Subordinated Debentures, 8-1/2% Series due 2031 or given notice of a deferral of interest payments. As of September 30, 2008, there were no such restrictions on our ability to pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2008.

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

We satisfied 58.6% of our 2007 generation fuel supply need through coal. Approximately 85% of our 2007 coal supply was Western coal. We have contracts to supply fuel for our coal plants through 2011. These contracts and current inventory satisfy approximately 100% of our anticipated fuel requirements for 2008, 95% for 2009, 76% for 2010 and 28% for our 2011 requirements for our Asbury and Riverton coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to minimize our risk from volatile natural gas prices. The fuel adjustment clause authorized in the recent Missouri rate case reduces the risk of fuel expense volatility. We also seek to mitigate price volatility for our customers. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense for customers and improve predictability of our fuel costs. We expect that increases in gas prices will be partially offset by realized gains under financial derivative transactions. As of October 17, 2008, 100%, or 1.3 million Dths of our anticipated volume of natural gas usage for our electric operations for the remainder of 2008 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at September 30, 2008, our natural gas expense would increase, and income before taxes would decrease by approximately $1.3 million based on our September 30, 2008 total hedged positions for the next twelve months. However, this is probable of recovery through the fuel adjustment clause.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of October 17, 2008, we have 1.9 million Dths in storage on the three pipelines that serve our customers. This represents 93% of our storage capacity. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of second year and up to 20% of third year expected gas usage by the beginning of the ACA year at September 1. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

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

The following table depicts our margin deposit assets and margin deposit liabilities at September 30, 2008 and December 31, 2007:

(in millions)	September 30, 2008	December 31, 2007
Margin deposit assets	$8.6	$6.3
Margin deposit liabilities	$7.7	$—

On September 30, 2008, we converted a $6.5 million letter of credit from a counterparty to cash that is included in the margin deposit liabilities amount above of $7.7 million.

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

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At October 24, 2008, gross credit exposure related to these transactions totaled ($9.6) million, consisting of ($2.8) million in physical contracts losses and ($6.8) million in financial contracts losses, reflecting the unrealized gains/(losses) for contracts carried at fair value.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

Except for the new risk factor set forth below, there have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

The cost and schedule of construction projects may materially change.

We have entered into contracts to purchase an undivided interest in 50 megawatts of the Plum Point Energy Station’s new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. We have also entered into an agreement with KCP&L to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We will own 12%, or approximately 100 megawatts, of the 850-megawatt unit.

There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability or increased cost of qualified craft labor, the scope and timing of projects may change, and other events beyond our control may occur that may materially affect the schedule, budget and performance of these projects.

Item 5.  Other Information.

For the twelve months ended September 30, 2008, our ratio of earnings to fixed charges was 1.97x.  See Exhibit (12) hereto.

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

November 6, 2008