Form 10-Q
period 2009-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2009-05-07
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 1, 2009, 34,170,525 shares of common stock were outstanding.

THE EMPIRE DISTRICT ELECTRIC COMPANY

FORWARD LOOKING STATEMENTS

Certain matters discussed in this quarterly report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address or may address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, pension and other costs, competition, litigation, our construction program, our generation plans, our financing plans, potential acquisitions, rate and other regulatory matters, liquidity and capital resources and accounting matters. Forward-looking statements may contain words like “anticipate”, “believe”, “expect”, “project”, “objective” or similar expressions to identify them as forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated in such statements include:

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

•                  the timing of accretion estimates, and integration costs relating to completed and contemplated acquisitions and the performance of acquired businesses;

•                  rate regulation, growth rates, discount rate, capital spending rate, terminal value calculations and other factors integral to the calculations utilized to test the impairment of goodwill, in addition to market and economic conditions which could adversely affect the analysis and ultimately negatively impact earnings;

•                  matters such as the effect of changes in credit ratings on the availability and our cost of funds;

•                  the performance of our pension assets and other post employment benefit plan assets and the resulting impact on our related funding commitments;

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(000’s except per share amounts)
Operating revenues:
Electric	$106,363	$108,305
Gas	28,087	27,275
Water	424	436
Other	1,141	930
	136,015	136,946
Operating revenue deductions:
Fuel and purchased power	46,790	56,942
Cost of natural gas sold and transported	19,308	17,701
Regulated operating expenses	17,502	17,898
Other operating expenses	409	383
Maintenance and repairs	7,667	5,566
Depreciation and amortization	12,673	13,621
Provision for income taxes	5,533	3,118
Other taxes	7,478	7,158
	117,360	122,387

Operating income	18,655	14,559

Other income and (deductions):
Allowance for equity funds used during construction	1,407	1,117
Interest income	77	79
Benefit/(provision) for other income taxes	(76)	13
Other, net	78	(237)
	1,486	972
Interest charges:
Long-term debt	9,634	8,072
Note payable to securitization trust	1,063	1,063
Short-term debt	580	531
Allowance for borrowed funds used during construction	(2,196)	(1,348)
Other	147	223
	9,228	8,541
Net income	$10,913	$6,990
Weighted average number of common shares outstanding - basic	34,064	33,659
Weighted average number of common shares outstanding - diluted	34,098	33,688
Total earnings per weighted average share of common stock — basic and diluted	$0.32	$0.21
Dividends declared per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Months Ended
	March 31,
	2009	2008
	(000’s except per share amounts) amounts)
Operating revenues:
Electric	$444,524	$436,554
Gas	66,250	59,563
Water	1,770	1,865
Other	4,688	3,474
	517,232	501,456
Operating revenue deductions:
Fuel and purchased power	193,906	202,730
Cost of natural gas sold and transported	44,237	36,605
Regulated operating expenses	71,522	71,902
Other operating expenses	1,915	1,650
Maintenance and repairs	30,651	26,846
Gain on sale of assets	—	(1,241)
Depreciation and amortization	52,613	53,523
Provision for income taxes	21,543	15,885
Other taxes	25,737	25,344
	442,124	433,244

Operating income	75,108	68,212

Other income and (deductions):
Allowance for equity funds used during construction	6,218	3,135
Interest income	1,055	312
Provision for other income taxes	(86)	(25)
Other, net	(1,254)	(963)
	5,933	2,459
Interest charges:
Long-term debt	37,602	32,249
Note payable to securitization trust	4,250	4,250
Short-term debt	1,902	2,443
Allowance for borrowed funds used during construction	(7,436)	(4,936)
Other	1,077	1,026
	37,395	35,032
Income from continuing operations	43,646	35,639
Income from discontinued operations, net of tax	—	94
Net income	$43,646	$35,733
Weighted average number of common shares outstanding - basic	33,921	31,422
Weighted average number of common shares outstanding — diluted	33,960	31,449
Earnings from continuing operations per weighted average share of common stock— basic and diluted	$1.29	$1.14
Income from discontinued operations per weighted average share of common stock — basic and diluted	$—	$0.00
Total earnings per weighted average share of common stock — basic and diluted	$1.29	$1.14
Dividends declared per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	($-000’s)

Net income	$10,913	$6,990
Reclassification adjustments for (gain)/loss included in net income or reclassified to regulatory asset or liability	4,926	(860)
Net change in fair market value of open derivative contracts for period	(9,333)	11,023
Income taxes	1,679	(3,872)

Comprehensive income	$8,185	$13,281

	Twelve Months Ended
	March 31,
	2009	2008
	($-000’s)

Net income	$43,646	$35,733
Reclassification adjustments for (gain)/loss included in net income or reclassified to regulatory asset or liability	1,913	(2,633)
Net change in fair market value of open derivative contracts for period	(37,749)	13,370
Income taxes	13,653	(4,091)

Comprehensive income	$21,463	$42,379

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,493,518	$1,485,235
Natural gas	56,787	56,282
Water	10,717	10,560
Other	29,015	28,481
Construction work in progress	319,789	289,460
	1,909,826	1,870,018
Accumulated depreciation and amortization	535,484	527,245
	1,374,342	1,342,773

Current assets:
Cash and cash equivalents	8,040	2,754
Accounts receivable — trade, net	39,153	39,487
Accrued unbilled revenues	16,722	25,170
Accounts receivable — other	14,670	19,353
Fuel, materials and supplies	45,278	54,202
Unrealized gain in fair value of derivative contracts	1,700	2,395
Prepaid expenses and other	6,027	5,675
Regulatory assets	2,669	2,033
	134,259	151,069
Noncurrent assets and deferred charges:
Regulatory assets	158,576	162,026
Goodwill	39,492	39,492
Unamortized debt issuance costs	11,201	9,133
Unrealized gain in fair value of derivative contracts	3,752	6,434
Other	3,203	2,919
	216,224	220,004
Total Assets	$1,724,825	$1,713,846

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2009	December 31, 2008
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 34,136,067 and 33,981,579 shares issued and outstanding, respectively	$34,136	$33,982
Capital in excess of par value	485,726	483,443
Retained earnings	13,585	13,579
Accumulated other comprehensive loss, net of income tax	(4,860)	(2,132)
Total common stockholders’ equity	528,587	528,872

Long-term debt (net of current portion):
Note payable to securitization trust	50,000	50,000
Obligations under capital lease	279	174
First mortgage bonds and secured debt	387,965	312,953
Unsecured debt	248,280	248,440
Total long-term debt	686,524	611,567
Total long-term debt and common stockholders’ equity	1,215,111	1,140,439

Current liabilities:
Accounts payable and accrued liabilities	40,925	69,502
Current maturities of long-term debt	20,200	20,160
Short-term debt	47,250	102,000
Customer deposits	9,691	9,577
Interest accrued	12,783	5,921
Unrealized loss in fair value of derivative contracts	11,223	12,276
Taxes accrued	9,865	3,174
	151,937	222,610
Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	68,480	66,585
Deferred income taxes	176,876	173,511
Unamortized investment tax credits	2,821	2,917
Pension and other postretirement benefit obligations	84,744	83,151
Unrealized loss in fair value of derivative contracts	4,151	3,302
Other	20,705	21,331
	357,777	350,797
Total Capitalization and Liabilities	$1,724,825	$1,713,846

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	($-000’s)
Operating activities:
Net income	$10,913	$6,990
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	14,981	14,558
Pension and other postretirement benefit costs	1,484	2,465
Deferred income taxes and unamortized investment tax credit, net	3,883	(318)
Allowance for equity funds used during construction	(1,407)	(1,117)
Stock compensation expense	699	1,009
Non-cash loss/(gain) on derivatives	5,208	(57)
Gain on the sale of assets	(366)	—
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	9,586	5,497
Fuel, materials and supplies	8,923	6,903
Prepaid expenses, other current assets and deferred charges	(2,645)	99
Accounts payable and accrued liabilities	(26,906)	(18,115)
Interest, taxes accrued and customer deposits	13,667	12,283
Other liabilities and other deferred credits	121	1,861

Net cash provided by operating activities	38,141	32,058

Investing activities:
Capital expenditures — regulated	(41,391)	(60,961)
Capital expenditures and other investments — other	(553)	(429)
Proceeds from the sale of property, plant and equipment	399	—

Net cash used in investing activities	(41,545)	(61,390)

Financing activities:
Proceeds from first mortgage bonds - electric	75,000	—
Debt financing costs	—	(2,152)
Long-term debt issuance costs	(2,273)	—
Proceeds from issuance of common stock net of issuance costs	1,652	1,688
Net short-term (repayments)/borrowings	(54,750)	41,185
Dividends	(10,907)	(10,770)
Other	(32)	(81)

Net cash provided by financing activities	8,690	29,870

Net increase in cash and cash equivalents	5,286	538

Cash and cash equivalents at beginning of period	2,754	4,043

Cash and cash equivalents at end of period	$8,040	$4,581

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

We operate our businesses as three segments:  electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly-owned subsidiary which provides natural gas distribution to communities in northwest, north central and west central Missouri. Our other segment primarily consists of a 100% interest in Empire District Industries Inc., a subsidiary for our fiber optics business. These businesses are held by our wholly-owned subsidiary, EDE Holdings, Inc. (EDE Holdings).

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2008. Certain reclassifications have been made to prior year information to conform to the current year presentation.

Note 2 - Recently Issued and Proposed Accounting Standards

We adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (FAS 157) on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. FASB Staff Position (FSP) 157-1, issued in February 2008, amended FAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (FAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13. The adoption of FAS 157 for financial assets and financial liabilities did not have a material impact on our consolidated financial position, results of operations and cash flows. FASB Staff Position (FSP) 157-2 amended FAS 157 to delay the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We adopted this portion of the standard on January 1, 2009. The adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities did not have an effect on our 2009 first quarter consolidated financial position, results of operations and cash flows.

On December 1, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (FAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51” (FAS 160). FAS 141(R) and FAS 160 are effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. FAS 141(R) changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations. Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transactions and restructuring costs generally will be expensed as incurred and in partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. FAS 141(R) will not have an effect on our financial statements unless we enter into future business combinations. FAS 160 will not have an effect on our financial statements unless we obtain or sell a non-controlling interest in a subsidiary.

In April 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (FAS 161). FAS 161 enhances the current disclosure framework in FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 161 is effective for periods beginning after November 15, 2008. We adopted this statement on January 1, 2009. The adoption of FAS 161 did not have a material effect on our financial statement disclosures (See Note 4 below).

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FAS 132 (R)-1) which requires additional disclosures related to pension and other postretirement benefit plan assets. FAS 132 (R)-1 will be effective as of December 31, 2009 and requires a separate disclosure of the fair value of each major category of plan assets of a defined benefit pension or postretirement plan. In addition, employers are required to disclose information enabling users to understand investment policies and strategies, assess the inputs and valuation techniques used to develop fair value measurements, and to disclose any significant concentrations of risks within plan assets. We do not expect the adoption of FAS 132(R)-1 to have a material effect on our results of operations, financial position or liquidity because it provides enhanced disclosure requirements only.

In April 2009 the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when the volume and level of activity for an asset or liability has decreased significantly. This staff position also provides guidance on identifying circumstances that indicate that a transaction is not orderly. FSP FAS 157-4 will be effective as of June 30, 2009. The adoption of FSP FAS 157-4 will not have a material effect on our results of operations, financial position or liquidity.

In April 2009 the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” which changes the other-than-temporary impairment guidance in existing Generally Accepted Accounting Principles for debt securities to provide improved presentation and disclosure of other-than-temporary impairments of debt securities in the financial statements. This staff position is effective as of June 30, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material effect on our result of operations, financial position or liquidity.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by FAS No.107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on our results of operations, financial position or liquidity.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding recently issued accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	March 31, 2009	December 31, 2008
Regulatory Assets:
Unrecovered purchase gas costs — gas segment, current	$697	$1,791
Unrecovered electric fuel and purchased power costs — current(1)	1,972	242
Regulatory assets, current	$2,669	$2,033
Income taxes	35,166	34,515
Unamortized loss on reacquired debt	13,160	13,490
Unamortized loss on interest rate derivative	2,327	2,405
Asbury five-year maintenance	1,741	1,855
Pension and other postretirement benefits(2)	84,185	84,926
Ice storm costs	13,783	14,704
Asset retirement obligation	3,165	3,118
Unrecovered purchased gas costs — gas segment	1,033	3,787
Unsettled derivative losses — electric segment	1,036	1,218
Under recovered electric fuel and purchased power costs(1)	1,000	—
Other	1,980	2,008
Regulatory assets, long-term	$158,576	$162,026
Total	$161,245	$164,059

	March 31, 2009	December 31, 2008
Regulatory Liabilities:
Income taxes	$11,125	$11,126
Unamortized gain on interest rate derivative	4,179	4,221
Costs of removal	45,901	43,713
Pension and other postretirement benefits(3)	6,852	7,042
Over recovered electric fuel and purchased power costs(1)	—	228
Other	423	255
Total	$68,480	$66,585

(1) Primarily consists of Missouri over or under recovered fuel and purchased power costs.

(2) Primarily reflects regulatory assets resulting from the unfunded portion of our pension and OBEP liabilities and regulatory accounting for EDG acquisition costs. Approximately $0.2 million in pension and other postretirement benefit costs have been recognized since January 1, 2009 to reflect the amortization of the regulatory assets that were recorded at the time of the acquisition of the Aquila, Inc. gas properties.

(3) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2009, regulatory liabilities and corresponding expenses have been reduced by approximately $0.2 million as a result of ratemaking treatment.

There have been no changes to the rate base inclusions, expected recoverability or amortizable lives of our regulatory assets and liabilities since December 31, 2008.

Note 4— Risk Management and Derivative Financial Instruments

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

All derivative instruments are recognized at fair value on the balance sheet with gains and losses from effective instruments deferred in other comprehensive income (in stockholders’ equity) or a regulatory asset or liability for electric segment instruments entered into after September 1, 2008. We record unrealized gains/(losses) on the ineffective portion of our gas hedging activities in “Fuel and purchased power” under the Operating Revenue Deductions section of our Statement of Operations since all of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities. Risks and uncertainties affecting the determination of fair value include:  market conditions in the energy industry, especially the effects of price volatility, regulatory and global political environments and requirements, fair value estimations on longer term contracts, the effectiveness of the derivative instrument in hedging the change in fair value of the hedged item, estimating underlying fuel demand and counterparty ability to perform. If we estimate that we have overhedged forecasted demand, the gain or loss on the overhedged portion will be recognized immediately as fuel and purchased power expense in our Consolidated Statement of Operations.

As of March 31, 2009 and December 31, 2008, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

ASSET DERIVATIVES

		March 31,	December 31,
		2009	2008
	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments under FAS 133
Natural gas contracts, electric segment	Current assets	$256	$1,214
	Non-current assets and deferred charges	3,752	6,208

Derivatives not designated as hedging instruments under FAS 133
Natural gas contracts, gas segment	Current assets	1,444	1,177
	Non-current assets and deferred charges	—	226

Natural gas contracts, electric segment	Current assets	—	4
Total derivatives assets		$5,452	$8,829

LIABILITY DERIVATIVES

		March 31,	December 31,
		2009	2008
	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments under FAS 133
Natural gas contracts, electric segment	Current liabilities	$7,708	$6,254
	Non-current liabilities and deferred credits	4,151	3,282

Derivatives not designated as hedging instruments under FAS 133
Natural gas contracts, gas segment	Current liabilities	$2,200	$4,474
	Non-current liabilities and deferred credits	—	20
Natural gas contracts, electric segment	Current liabilities	1,315	1,548
Total derivatives liabilities		$15,374	$15,578

Electric

A $(4.9) million net of tax, unrealized loss representing the fair market value of our electric segment derivative contracts treated as cash flow hedges is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of March 31, 2009. The tax effect of $3.0 million on this loss is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning April 1, 2009 and ending on September 30, 2011. At the end of each determination period, or if cash flow hedge treatment is discontinued, any realized gain or loss for that period related to the instrument will be reclassified to fuel expense. As of March 31, 2009, approximately $7.5 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

Effective September 1, 2008, in conjunction with the implementation of the Missouri fuel adjustment clause in the July 2008 Missouri Public Service Commission (MPSC) rate order, the unrealized losses or gains from new cash flow hedges are recorded in regulatory assets or liabilities. This is in accordance with FAS 71, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism. Unrealized gains and losses from cash flow hedges existing at September 1, 2008 will continue to be recorded through comprehensive income. Once settled, the realized gain or loss will be recorded as fuel expense and be subject to the fuel adjustment clause.

The following tables set forth the actual pre-tax gains/(losses) and the mark to market effect of unsettled positions from the qualified portion of our hedging activities for the electric segment for each of the periods ended March 31, (in thousands):

Derivatives in FAS 133 Cash Flow	Statement of Operations Classification of	Amount of Gain / (Loss) Reclassed from OCI into Income (Effective portion)
Hedging Relationships - Electric	Gain / (Loss) on	Three Months Ended		Twelve Months Ended
Segment	Derivative	2009	2008	2009	2008
Commodity contracts	Fuel and purchased power expense	$(4,926)	$860	$(1,913)	$2,633

Total Effective - Electric Segment		$(4,926)	$860	$(1,913)	$2,633

Derivatives in FAS 133 Cash Flow	Statement of	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective portion)
Hedging Relationships - Electric	Comprehensive	Three Months Ended		Twelve Months Ended
Segment	Income	2009	2008	2009	2008
Commodity contracts	Net change in fair market value of open derivative contracts	$(9,333)	$11,023	$(37,749)	$13,370

Total Effective - Electric Segment		$(9,333)	$11,023	$(37,749)	$13,370

The following table sets forth “mark-to-market” pre-tax gains/(losses) from the ineffective portion of our hedging activities for the electric segment for each of the periods ended March 31, (in thousands):

Derivatives in FAS 133 Cash Flow	Statement of Operations	Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
Hedging Relationships - Electric	Classification of Gain	Three Months Ended		Twelve Months Ended
Segment	/ (Loss) on Derivative	2009	2008	2009	2008
Commodity contracts	Fuel and purchased power expense	$—	$34	$(2)	$353
Total Ineffective - Electric Segment		$—	$34	$(2)	$353

The following tables set forth “mark-to-market” pre-tax gains/(losses) from derivatives not designated as hedging instruments under FAS 133 for the electric segment for each of the periods ended March 31, (in thousands):

Derivatives Not Designated as	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Hedging Instruments Under FAS 133-	Gain / (Loss) on	Three Months Ended		Twelve Months Ended
Electric Segment(1)	Derivative	2009	2008	2009	2008

Commodity contracts	Regulatory assets	$182		$(1,036)
	Regulatory liabilities	$(2)	$—	$—	$—
Total Electric Segment		$180	$—	$(1,036)	$—

Derivatives Not Designated as	Statement of Operations Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative
Hedging Instruments Under FAS 133-	Gain / (Loss) on	Three Months Ended		Twelve Months Ended
Electric Segment(1)	Derivative	2009	2008	2009	2008

Commodity contracts	Fuel and purchased power expense	$50	$302	$(279)	$302
Total Electric Segment		$50	$302	$(279)	$302

(1)  As all gas hedging activities are related to stabilizing fuel costs, if conditions change, such as a planned unit outage, we may need to de-designate and/or unwind some of our previous derivatives designated under FAS 133. In this instance, these derivatives would be classified into the category above.

We also enter into fixed-price forward physical contracts for the purchase of natural gas, coal and purchased power. These contracts are not subject to the fair value accounting of FAS 133 because they are considered to be normal purchases. We have a process in place to determine if any future executed contracts that otherwise qualify for the normal purchases exception contain a price adjustment feature and will account for these contracts accordingly.

As of April 24, 2009, 87% of our anticipated volume of natural gas usage for our electric operations for the remainder of year 2009 is hedged, either through physical (2.1 million Dth) or financial contracts (3.2 million Dth), at an average price of $5.950 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next four years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2010(1)	79%	7,025,000	$6.353
2011(1)	50%	4,270,000	$5.675
2012	14%	1,200,000	$7.295
2013	12%	1,200,000	$7.295

(1)5 million Dth of the anticipated volume of natural gas usage for 2010 and 2011 are hedged through financial derivative contracts.

We utilize the following procurement guidelines for our electric segment:  current year up to 100% of expected gas usage, first year minimum of 60%, second year minimum of 40%, third year minimum of 20% and fourth year minimum of 10%, subject to a maximum of 80% of the expected gas usage in any one year.

On February 15, 2008, we unwound 992,000 Dth of physical gas contracts originally scheduled for delivery in July and August of 2010 and 2011. This transaction resulted in a gain of approximately $1.3 million after tax which was recorded as fuel and purchased power expense in the Statement of Operations in the first quarter of 2008. We believe it is probable that we will take physical delivery under the remaining physical gas forward contracts.

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of April 24, 2009, we had 0.4 million Dths in storage on the three pipelines that serve our customers. This represents 19% of our storage capacity. We have an additional 0.7 million Dths hedged through financial derivative contracts. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of second year and up to 20% of third year expected gas usage by the beginning of the Actual Cost Adjustment (ACA) year at September 1. A Purchased Gas Adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

The following table sets forth “mark-to-market” pre-tax gains / (losses) from derivatives not designated as hedging instruments under FAS 133 for the gas segment for each of the periods ended March 31, (in thousands).

Derivatives Not Designated as	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Hedging Instruments Under FAS	Gain or (Loss)	Three Months Ended		Twelve Months Ended
133 – Gas Segment	on Derivative	2009	2008	2009	2008

Commodity contracts	Regulatory assets	$(1,839)	$1,210	$(11,102)	$1,210

Total - Gas Segment		$(1,839)	$1,210	$(11,102)	$1,210

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on March 31, 2009 is $4.0 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, we would have been required to post $2.0 million of collateral with this counterparty. On March 31, 2009, we had no collateral posted with this counterparty.

Note 5— FAS 157 — Fair Value Measurements

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

We consider nonperformance risk in our evaluation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties and considering any counterparty credit enhancements (e.g. collateral). FAS 157 also requires that the fair value measurement of assets and liabilities reflect the nonperformance risk of counterparties and the reporting entity, as applicable. Therefore, using credit default spreads, we factored the impact of our own credit standing and the credit standing of our counterparties, as well as any potential credit enhancements into the consideration of nonperformance risk for both derivative assets and liabilities. The results of this analysis were not material to the financial statements.

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of March 31, 2009 (in thousands):

March 31, 2009

		Fair Value Measurements Using
Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Net derivative assets/(liabilities)*	$(9,922)	$(11,226)	$(2,448)	$3,752

December 31, 2008

Net derivative assets/(liabilities)*	$(6,749)	$(14,117)	$1,160	$6,208

*The only recurring liabilities are derivative related and are netted against the asset amounts shown in the table above.

The following tables present the net fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 and 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three Months Ended March 31, 2009

($ in 000’s)	Net Derivatives(1)	Total
Beginning Balance, December 31, 2008	$6,208	$6,208
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in comprehensive income	(2,456)	(2,456)
Purchases, issuances, and settlements	—	—
Transfers into and (out of) Level 3	—	—
Ending Balance, March 31, 2009	$3,752	$3,752

Changes in unrealized gains relating to assets still held at reporting date	$(2,456)	$(2,456)

(1) Net derivatives at March 31, 2009 included derivative assets of $3.8 million and no derivative liabilities.

Three Months Ended March 31, 2008

($ in 000’s)	Net Derivatives(1)	Total
Beginning Balance, December 31, 2007	$11,961	$11,961
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in comprehensive income	305	305
Purchases, issuances, and settlements	—	—
Transfers into and (out of) Level 3	—	—
Ending Balance, March 31, 2008	$12,266	$12,266

Changes in unrealized gains relating to assets still held at reporting date	$305	$305

(1) Net derivatives at March 31, 2008 included derivative assets of $12.3 million and no derivative liabilities.

Note 6— Financing

On March 27, 2009, we issued $75 million principal amount of 7% first mortgage bonds due April 1, 2024. The net proceeds (after payment of expenses) of approximately $72.7 million were used to repay short-term debt incurred, in part, to fund our current construction program.

On February 25, 2009, we entered into an equity distribution agreement with UBS Securities LLC (UBS). Under the terms of the agreement, we may offer and sell shares of our common stock, par value $1.00 per share, having an aggregate offering price of up to $60 million from time to time through UBS, as sales agent. We intend to use the net proceeds from this equity distribution program to repay short-term debt and for general corporate purposes, including to fund our current construction program. As of April 30, 2009, no shares have been sold pursuant to this program.

Any sales of the shares pursuant to the equity distribution agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices or as otherwise agreed with UBS. Under the terms of the program agreement, we may also sell shares to UBS as principal for UBS’ own account at a price agreed upon at the time of sale.

On March 11, 2009, we entered into a $50 million unsecured credit agreement. This agreement provides for $50 million of revolving loans to be available to us for working capital, general corporate purposes and to back-up our use of commercial paper and terminates on July 15, 2010. This credit agreement is in addition to, and has substantially the same covenant requirements and terms as (other than pricing), our Amended and Restated Unsecured Credit Agreement dated March 14, 2006 discussed below. There were no borrowings under this agreement at March 31, 2009.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $15.5 million as of May 1, 2009. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2009, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were $38.0 million of outstanding borrowings under this agreement at March 31, 2009. In addition, $9.25 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

Note 7— Commitments and Contingencies

We are a party to various claims and legal proceedings arising out of the normal course of our business. Management regularly analyzes this information, and has provided accruals for any liabilities, in accordance with the guidelines of Statement of Financial Accounting Standards (SFAS 5), “Accounting for Contingencies” (FAS 5). In the opinion of management, it is not probable, given the company’s defenses, that the ultimate outcome of these claims and lawsuits will have a material adverse affect upon our financial condition, or results of operations or cash flows.

Coal, Natural Gas and Transportation Contracts

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. In the event that this gas cannot be used, the gas would remain in storage or be liquidated at market price. The firm physical gas and transportation commitments are as follows (in millions):

Firm physical gas and transportation contracts

April 1, 2009 through March 31, 2010	$37.6
April 1, 2010 through March 31, 2012	55.5
April 1, 2012 through March 31, 2014	42.1
April 1, 2014 and beyond	46.9

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. Due to damage incurred in March 2009 to our Asbury rail car unloading facility, we issued Force Majeure notices to our western coal suppliers and to the railroads, suspending western coal shipments. This relieved us of our contractual obligations to receive shipments of coal until the railroad unloading facility is repaired. The minimum requirements for our coal and coal transportation contracts are as follows (in millions):

Coal and coal transportation contracts

April 1, 2009 through March 31, 2010	$27.4
April 1, 2010 through March 31, 2012	22.4
April 1, 2012 through March 31, 2013	8.4

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have contracted with Westar Energy for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $18.9 million through May 31, 2010.

We also have a long-term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which is being built by Dynegy near Osceola, Arkansas. Construction began in the spring of 2006 and Dynegy reports that substantial completion is scheduled for the summer of 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. Commitments under this contract total approximately $48.0 million through June 30, 2015.

We have a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm located in Cloud County, Kansas commencing with the commercial operation date, which was December 15, 2008. We also have a 20-year contract with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc. (formerly known as PPM Energy), to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. Although these agreements are considered operating leases under GAAP, payments for these wind agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in the operating lease obligations discussed below.

New Construction

On March 14, 2006, we entered into contracts to purchase an undivided interest in 50 megawatts of the Plum Point Energy Station’s new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. Dynegy reports that substantial completion is scheduled for the summer of 2010. The estimated cost is approximately $88.0 million, excluding allowance for funds used during construction (AFUDC). Our share of the Plum Point costs through March 31, 2009 was $76.5 million.

On June 13, 2006, we announced we had entered into an agreement with Kansas City Power & Light (KCP&L) to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We will own 12%, or approximately 100 megawatts, of the 850-megawatt unit. KCP&L reports that the anticipated in-service date for Iatan 2 is the summer of 2010. Our share of the Iatan 2 construction costs is expected to be in a range of approximately $218 million to $230 million. Our share of the Iatan 2 costs through March 31, 2009 was $147.3 million. As a requirement for the air permit for Iatan 2, and to help meet requirements of the Clean Air Interstate Rule (CAIR), additional emission control equipment was required for Iatan 1. Our share of the Iatan 1 environmental costs through March 31, 2009 was $48.7 million. KCP&L reported the equipment had met regulatory in-service criteria in April of 2009. All of these construction expenditures exclude AFUDC.

There are risks that delays beyond our control may materially affect the schedule, budget and performance of the Iatan and Plum Point projects. There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability or productivity or increased cost of qualified craft labor, start-up activities may take longer than currently planned, the scope and timing of projects may change, and other events beyond our control, including the failure of one or more of the generation plant co-owners to pay their share of construction, operations and maintenance costs, may occur that may materially affect the schedule, budget, cost and performance of these projects.

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

Our lease obligations over the next five years have not significantly changed at March 31, 2009, compared to December 31, 2008.

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

Our Asbury, Riverton and Iatan coal plants collectively receive 11,723 allowances per year. They burn a blend of low sulfur Western coal (Powder River Basin) and higher sulfur blend coal and petroleum coke, or burn 100% low sulfur Western coal. In addition, tire-derived fuel (TDF) is used as a supplemental fuel at the Asbury Plant. The Riverton Plant can also burn natural gas as its primary fuel. The State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12 are gas-fired facilities and are allocated zero SO2 allowances. In the near term, annual allowance requirements for the State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12, which are not expected to exceed 20 allowances per year, will be transferred from our inventoried bank of allowances. In 2008, the combined actual SO2 allowance need for all affected plant facilities exceeded the number of allowances allocated to us by the EPA. As of March 1, 2009, we had 17,394 banked SO2 allowances as compared to 23,800 at March 1, 2008. We project that our 2009 emissions will again exceed the number of allowances allocated by the EPA by an amount approximately equal to the difference during 2008.

When our SO2 allowance bank is exhausted, currently estimated to be mid-2011, we will need to purchase additional SO2 allowances or build a Flue Gas Desulphurization (FGD) scrubber system at our Asbury Plant. Based on current and projected SO2 allowance prices and high-level estimated FGD scrubber construction costs ($81 million in 2010 dollars), we project it will be more economical for us to purchase SO2 allowances than to build a scrubber at the Asbury Plant. Based on SO2 allowance market prices as of May 4, 2009 in conjunction with currently estimated future operating parameters at the Asbury Plant, we estimate it will cost us approximately $0.4 million to purchase SO2 allowances for the remainder of 2011 and a range of approximately $0.45 million to $0.75 million annually for the years 2012 through 2018. We would expect the costs of SO2 allowances to be fully recoverable in our rates.

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

NOx emissions are further regulated as described in the Clean Air Interstate Rule section below.

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

The CAIR is not directed to specific generation units, but instead, requires the states (including Missouri and Arkansas) to develop State Implementation Plans (SIPs) to comply with specific NOx and SO2 state-wide annual budgets. Missouri and Arkansas finalized their respective regulations and submitted their SIPs to the EPA, which were approved. We have received our full allotment of allowances as published in the Missouri CAIR Rule. Under the Arkansas CAIR rule, we will not receive allowances until approximately six years after Plum Point Unit 1 is operational. In the interim, we will transfer allowances from our Missouri units. Based on SIPs for Missouri and Arkansas, we believe we will have excess annual and ozone season NOx allowances. SO2 allowances must be utilized at a 2:1 ratio for our Missouri units as compared to our non-CAIR Kansas units beginning in 2010. As a result, based on current SO2 allowance usage projections, we expect to exhaust our banked allowances by mid-2011 and will need to purchase additional SO2 allowances or build a scrubber at our Asbury Plant.

In order to meet CAIR requirements for Iatan 1 and to meet air permit requirements for Iatan 2, pollution control equipment has been installed on Iatan 1. Installation was completed in the first quarter of 2009 and KCP&L reported the equipment met in-service criteria in April of 2009. This equipment includes a Selective Catalytic Reduction (SCR) system, an FGD scrubber and a baghouse, with our share of the capital cost estimated to be between $58 million and $60 million, excluding AFUDC. Of this amount, approximately $3.9 million was incurred in 2006, $12.1 million in 2007 and $27.3 million in 2008 with estimated expenditures of approximately $15.6 million in 2009. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC.

Also to meet CAIR requirements, we constructed an SCR at Asbury that was completed in November 2007 and placed in service in February 2008 at a total cost of approximately $31.0 million (excluding AFUDC). This project was also included as part of our Experimental Regulatory Plan approved by the MPSC and its cost is now in base rates in Missouri.

Air Permits. Under Title V of the 1990 Amendments, we must obtain site operating permits for each of our plants from the authorities in the state in which the plant is located. These permits, which are valid for five years, regulate the plant site’s total air emissions; including emissions from stacks, individual pieces of equipment, road dust, coal dust and other emissions. We have been issued permits for Asbury, Iatan, Riverton, State Line and the Energy Center Plants. We submitted the required renewal applications for the State Line and Energy Center Title V permits in 2003 and the Asbury Title V permit in 2004 and will operate under the existing permits until the Missouri Department of Natural Resources (MDNR) issues the renewed permits. A Compliance Assurance Monitoring (CAM) plan for particulate matter (PM) will be required by the renewed permit for Asbury. We estimate that the capital costs associated with the PM CAM plan will not exceed $2 million. We submitted the renewal application for the Riverton Title V permit in June 2008. A CAM plan for PM will also be required by the renewed permit for Riverton. No additional capital costs are anticipated. It is expected that the Kansas Department of Health and Environment (KDHE) will issue the renewal permit for Riverton in the second quarter of 2009.

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

The Clean Air Act required companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions. The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan 1 prior to the Comprehensive Energy Plan project in violation of Clean Air Act regulations. We own 12% of Iatan 1. As operator, KCP&L entered into a Collaboration Agreement with those parties that provide, among other things, for the release of such claims. In May 2008, a grand jury subpoena requesting documents was received by KCP&L. KCP&L has provided documentation in response to the subpoena. The outcome of these activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.

Clean Air Mercury Rule (CAMR)

On March 15, 2005, the EPA issued the CAMR regulations for mercury emissions by power plants under the requirements of the 1990 Amendments to the Clean Air Act. The new mercury emission limits of CAMR Phase 1 were to go into effect January 1, 2010. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia vacated the EPA’s CAMR regulations which was appealed to the U.S. Supreme Court on October 17, 2008. On February 23, 2009, the U.S. Supreme Court denied the appeal.

The EPA has not issued guidance to the states regarding the vacated regulation nor recommended future actions. Based on CAMR, we installed a mercury analyzer at Asbury during late 2007 and installed two mercury analyzers at Riverton in 2008 in order to verify our mercury emissions and to meet the monitoring compliance date of January 1, 2009 and the Phase 1 mercury emission compliance date of January 1, 2010. We will operate the mercury analyzers at Riverton and Asbury in accordance with the appropriate state environmental regulator’s guidance.

The CAMR rulemaking was revoked by the EPA after final adjudication. Maximum Achievable Control Technology (MACT) re-emerged under current law but no specific MACT rulemakings have yet been adopted in Missouri or Kansas.

CO2 Emissions

Our coal and gas plants emit carbon dioxide (CO2), a greenhouse gas (GHG). Although not currently regulated, increasing public concern and political pressure from local, regional, national and international bodies is likely to result in the passage of new laws mandating limits on GHG emissions such as CO2. The EPA recently proposed a mandatory GHG reporting system to become effective in early 2011 applicable to power generating and certain other facilities that exceed specified emission thresholds. Also, in response to a 2007 decision of the U.S. Supreme Court determining that GHG are air pollutants under the CAA, on April 17, 2009 the EPA proposed a finding that GHG, including CO2, threaten the public health and welfare. If finally adopted, this endangerment finding by the EPA may lead it to promulgate regulations for GHG emissions, including those from power plants. The U.S. Congress is actively considering various options including a cap and trade system, also a stated priority of the Obama Administration, which would impose a limit and price on GHG emissions and establish a market for trading GHG credits. Certain states have taken steps to develop similar systems which may be more stringent than any federal regulations. For example, Kansas is a participating member of the Midwestern Greenhouse Gas Reduction Accord, one purpose of which is to develop a market-based cap and trade mechanism to reduce GHG emissions. The impact on us of any future GHG regulation will depend in large part on the details of the requirements and the timetable for mandatory compliance. We would expect the cost of complying with any such regulations to be fully recoverable in our rates.

Water. We operate under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line plants are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required.

The Riverton Plant is affected by final regulations for Cooling Water Intake Structures issued under the Clean Water Act (CWA) Section 316(b) Phase II. The regulations became final on February 16, 2004 and required the submission of a Sampling Report and Comprehensive Demonstration Study with the permit renewal in 2008. Sampling and summary reports, which were completed during the first quarter of 2008 and submitted to the KDHE, indicate that the effect of the cooling water intake structure on Empire Lake’s aquatic life is insignificant. The need for a further Demonstration Study is not expected. On January 25, 2007, the United States Court of Appeals for the Second Circuit remanded key sections of these CWA regulations. On July 9, 2007, the EPA suspended the regulation and is expected to revise and re-propose the regulation in 2009. In addition, on April 14, 2008 certiorari was granted by the United States Supreme Court limited to the review as to whether Section 316(b) of the CWA authorized the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impacts at cooling water intake structures. On April 1, 2009, the U.S. Supreme Court overturned the lower court’s ruling on the cost/benefit issue and remanded the regulation to the EPA. The permit renewal application was prepared and submitted in June 2008 and the final permit was received on January 1, 2009. Under the initial regulations, we did not expect costs associated with compliance to be material. We will reassess costs after the revised rules are complete.

Ash Ponds. We own and maintain coal ash ponds located at our Riverton and Asbury Power Plants. Additionally, we own a 12 percent interest in a coal ash pond at the Iatan Generating Station. All of the ash ponds are compliant with state and federal regulations.

Renewable Energy. On November 4, 2008, Missouri voters approved the Clean Energy Initiative (Proposition C). This initiative requires investor-owned utilities in Missouri (such as Empire) to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, at the rate of at least 2% in retail sales by 2011, increasing to at least 15% by 2021. At least 25 other states have adopted renewable portfolio standard (RPS) programs that mandate some form of renewable generation. Some of these RPS programs incorporate a trading system in which utilities are allowed to buy and sell renewable energy certificates (RECs) in order to meet compliance. Additionally, RECs are utilized by many companies in “green” marketing efforts. REC prices are driven by various market forces. We have been selling RECs and plan to continue to sell all or a portion of the RECs associated with our contracts with Elk River Windfarm, LLC and Cloud County Windfarm, LLC. With respect to the energy underlying the RECs that we sell, we may not claim that we are purchasing renewable energy for any purpose, including for purposes of complying with the new Missouri requirements. Over time, we expect to retain some of the renewable attributes associated with these contracts in order to meet the new Missouri requirements. We realized revenues of $1.8 million from REC sales in 2008 and $0.9 million in 2007.

The MPSC initiated a proceeding on March 9, 2009 to develop a rulemaking to implement Proposition C. The proceeding includes workshops and public comment periods to allow for input from industry as well as the public at large. We expect this process to conclude in 2009.

Gas Segment

The acquisition of Missouri Gas involved the property transfer of two former manufactured gas plant (MGP) sites previously owned by Aquila, Inc. and its predecessors. Site #1 in Chillicothe, Missouri is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri. Site #2 in Marshall, Missouri has received a letter of no further action from the MDNR. A Change of Use request and work plan was approved by the MDNR allowing us to expand our existing service center at Site #1 in Chillicothe, Missouri. This project, which was completed in October 2007, included the removal of all excavated soil and the addition of a new concrete surface replacing the existing gravel at a cost of approximately $0.1 million. We estimate further remediation costs at these two sites to be no more than approximately $0.2 million, based on our best estimate at this time. The remaining liability balance of $0.2 million is recorded under noncurrent liabilities and deferred credits. In our agreement with the MPSC approving the acquisition of Missouri Gas, it was agreed that we could reflect a liability and offsetting regulatory asset not to exceed $260,000 for the acquired sites. The MPSC agreed that up to $260,000 of costs related to the clean up of these MGP sites would be allowed for future rate recovery. Accordingly, we concluded that rate recovery was probable and at the acquisition date, a regulatory asset of $260,000 was recorded as part of the purchase price allocation based on our agreement with the MPSC, and in accordance with SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation” (FAS 71).

Note 8 — Retirement Benefits

Net periodic benefit pension cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended March 31,
	Pension		SERP		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$991	$863	$16	$12	$454	$407
Interest cost	2,437	2,245	36	32	986	910
Expected return on plan assets	(2,601)	(2,680)			(960)	(938)
Amortization of prior service cost (1)	151	186	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	754	404	32	30	232	140
Net periodic benefit cost	$1,732	$1,018	$82	$72	$459	$266

	Twelve months ended March 31,
	Pension		SERP		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$3,697	$3,480	$61	$50	$1,698	$1,586
Interest cost	9,240	8,439	142	119	3,692	3,352
Expected return on plan assets	(10,651)	(10,392)			(3,772)	(3,511)
Amortization of prior service cost (1)	709	680	(8)	(10)	(1,011)	(1,138)
Amortization of net actuarial loss (1)	2,043	2,355	133	140	604	991
Net periodic benefit cost	$5,038	$4,562	$328	$299	$1,211	$1,280

(1) Amounts are amortized from our regulatory asset originally recorded upon adoption of FAS 158.

Based on the performance of our pension plan assets through January 1, 2008 and 2009, we were not required by law to fund any additional minimum amounts with respect to 2008.

The expected minimum funding for 2009 is estimated to be between $0.0 million and $4.0 million.  For 2010, it is estimated to be between $9.0 million and $15.0 million.  The actual minimum funding requirements will be determined based on the results of the actuarial valuations and, in the case of 2010, the performance of our pension assets during 2009.

Note 9 — Stock-Based Awards and Programs

As of September 30, 2008, our performance based restricted stock awards, stock options and their related dividend equivalents are classified as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under FAS 123(R) “Share Based Payment” (paragraph 35). Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended March 31 (in thousands):

	Three Months Ended		Twelve Months Ended
	2009	2008	2009	2008

Compensation expense	$580	$875	$1,546	$2,243
Tax benefit recognized	209	324	544	818

Activity for our various stock plans for the three months ended March 31, 2009, is summarized below:

Performance-Based Restricted Stock Awards

As noted above, all performance-based restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The fair value of the outstanding restricted stock awards was estimated as of March 31, 2009 and 2008 using a Monte Carlo option valuation model. The 2009 valuation represents the estimated March 31, 2009 fair value for all awards granted in previous years, but not yet awarded. The 2008 grant value reflects the assumptions used for the fair value as of the grant date for awards outstanding. The assumptions used in the model for each grant year are noted in the following table:

	Fair Value of Grants Outstanding at March 31,
	2009	2008
Risk-free interest rate	0.50% to 1.08%	2.44% to 5.09%
Expected volatility of Empire stock	28.5%	15.2% to 19.9%
Expected volatility of peer group stock	21.6% to 75.5%	14.1% to 34.6%
Expected dividend yield on Empire stock	6.8%	5.4% to 5.8%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	91.0% to 102.0%	107.73% to 113.0%
Weighted average fair value per share	$ 15.08	$ 24.88

Non-vested restricted stock awards (based on target number) as of March 31, 2009 and 2008 and changes during the three months ended March 31, 2009 and 2008 were as follows:

	2009		2008
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Nonvested at January 1,	52,300	$22.64	43,400	$23.02
Granted	13,500	$18.12	21,000	$21.92
Awarded	(12,394)	$22.23	(6,486)	$22.77
Not Awarded	(1,206)	—	(5,614)	—

Nonvested at March 31,	52,200	$21.57	52,300	$22.64

At March 31, 2009, there was $0.4 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the remaining vesting period.

Stock Options

As noted above, all outstanding stock option awards are classified as liability instruments as of September 30, 2008, and are revalued each period until settled. Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of March 31, 2009 and 2008, under a Black-Scholes methodology. The 2009 valuation represents the estimated fair value for all awards granted in previous years, outstanding at March 31, 2009. The 2008 grant value reflects the assumptions used for the fair value as of the grant date for options outstanding. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at March 31,
	2009	2008
Risk-free interest rate	0.99% to 2.08%	3.27% to 4.68%
Dividend yield	6.8%	5.33% to 6.16%
Expected volatility	24.0%	16.13% to 20.0%
Expected life in months	78	60 to 78
Market value	$14.44	$20.25
Weighted average fair value per option	$ 0.35	$ 2.21

A summary of option activity under the plan during the three months ended March 31, 2009 and 2008 is presented below:

	2009		2008
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1,	205,600	$22.73	149,200	$23.04
Granted	27,000	$18.12	56,400	$21.92
Exercised	—	—	—	—
Outstanding at March 31,	232,600	$22.19	205,600	$22.73
Exercisable at March 31,	85,000	$22.46	43,300	$22.67

The aggregate intrinsic value at March 31, 2009 and 2008 was zero. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price.

The range of exercise prices for the options outstanding at March 31, 2009 was $18.12 to $23.81. The weighted-average remaining contractual life of outstanding options at March 31, 2009 and 2008 was 7.3 years and 7.8 years, respectively. As of March 31, 2009, there was $0.3 million of total unrecognized compensation expense related to the non-vested options and related dividend equivalents granted under the plan. That cost will be recognized over a period of 1 to 3 years.

Note 10 - Regulated Operating Expense

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of operations (in thousands) for all periods presented ended March 31:

	Three Months Ended	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	2009	2008	2009	2008
Electric transmission and distribution expense	$2,590	$2,657	$10,824	$10,059
Natural gas transmission and distribution expense	526	474	2,047	1,786
Power operation expense (other than fuel)	3,064	2,713	12,022	10,770
Customer accounts and assistance expense	2,451	2,548	10,069	9,628
Employee pension expense (1)	1,360	1,554	5,698	6,290
Employee healthcare plan (1)	1,317	1,943	6,510	8,065
General office supplies and expense	2,260	2,442	9,148	10,170
Administrative and general expense	2,999	2,958	11,768	11,002
Allowance for uncollectible accounts	947	572	3,320	3,890
Miscellaneous expense	(12)	37	116	242
Total	$17,502	$17,898	$71,522	$71,902

(1) Does not include capitalized portion of costs, but reflects the GAAP expensed cost plus or minus costs deferred to a regulatory asset or recognized as a regulatory liability for Missouri and Kansas jurisdictions.

Note 11— Segment Information

We operate our business as three segments:  electric, gas and other. As part of our electric segment, we also provide water service to three towns in Missouri. The other segment consists of our non-regulated businesses, primarily a subsidiary for our fiber optics business.

The tables below present statement of operations information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended March 31,
	2009
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$106,787	$28,087	$1,302	$(161)	$136,015
Depreciation and amortization	11,829	501	343	—	12,673
Federal and state income taxes	4,370	1,044	195	—	5,609
Operating income	15,698	2,614	343	—	18,655
Interest income	75	159	—	(157)	77
Interest expense	10,559	996	26	(157)	11,424
Income from AFUDC (debt and equity)	3,602	1	—	—	3,603
Net income	8,843	1,753	317	—	10,913

Capital Expenditures	$42,808	$471	$545	$—	$43,824

	For the quarter ended March 31,
	2008
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$108,740	$27,275	$1,061	$(130)	$136,946
Depreciation and amortization	12,819	480	322	—	13,621
Federal and state income taxes	1,488	1,509	108	—	3,105
Operating income	10,945	3,379	235	—	14,559
Interest income	103	115	—	(139)	79
Interest expense	8,979	989	60	(139)	9,889
Income from AFUDC (debt and equity)	2,465	—	—	—	2,465
Net income	4,359	2,455	176	—	6,990

Capital Expenditures	$54,248	$436	$415	$—	$55,099

	For the twelve months ended March 31,
	2009
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$446,294	$66,250	$5,245	$(557)	$517,232
Depreciation and amortization	49,315	1,961	1,337	—	52,613
Federal and state income taxes	20,646	521	462	—	21,629
Operating income	69,178	4,656	1,274	—	75,108
Interest income	1,134	434	—	(513)	1,055
Interest expense	41,207	3,968	169	(513)	44,831
Income from AFUDC (debt and equity)	13,644	10	—	—	13,654
Net income	41,921	975	750	—	43,646

Capital Expenditures	$200,467	$2,183	$2,082	$—	$204,732

	For the twelve months ended March 31,
	2008
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$438,419	$59,563	$3,946	$(472)	$501,456
Depreciation and amortization	50,461	1,903	1,159	—	53,523
Federal and state income taxes	14,506	1,030	374	—	15,910
Operating income	62,049	5,462	701	—	68,212
Interest income	399	452	—	(539)	312
Interest expense	36,402	3,959	146	(539)	39,968
Income from AFUDC (debt and equity)	8,066	5	—	—	8,071
Income from continuing operations	33,351	1,761	527	—	35,639

Capital Expenditures	$194,887	$2,196	$4,719	$—	$201,802

As of March 31, 2009

($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,646,585	$136,970	$22,399	$(81,129)	$1,724,825

(1) Includes goodwill of $39,492.

As of December 31, 2008

($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,621,502	$138,788	$22,186	$(68,630)	$1,713,846

(1) Includes goodwill of $39,492.

Note 12— Discontinued Operations

On September 28, 2007, we sold our 100% interest in Fast Freedom, Inc., an Internet service provider. We have reported Fast Freedom’s results as discontinued operations. A summary of the components of gains or losses from discontinued operations for the affected period follows:

For the twelve months ended March 31, 2008

($-000’s)
Revenues	$593
Expenses	701
Losses from discontinued operations before income taxes	(108)
Gain on disposal	161
Income tax	41
Gain from discontinued operations	$94

Note 13— Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. We decreased our estimate of unrecognized tax benefits by an immaterial amount during the quarter ended March 31, 2008 as a review of certain amended returns by the Joint Committee on Taxation was completed. The Joint Committee accepted our tax position which led us to recognize certain tax benefits previously unrecognized. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of December 31, 2008 was $2,176,000 and has not materially changed at March 31, 2009.

Our consolidated provision for income taxes increased approximately $2.4 million during the first quarter of 2009 as compared to the same period in 2008 mainly due to increased income. Our consolidated effective federal and state income tax rate for the first quarter of 2009 was 33.9% as compared to 30.8% for the first quarter of 2008. Our consolidated provision for income taxes increased approximately $5.7 million during the twelve months ended March 31, 2009 as compared to the twelve months ended March 31, 2008. Our effective federal and state income tax rate for the twelve months ended March 31, 2009 was 33.1% as compared to 30.9% for the same period in 2008. The rate in both periods is higher primarily due to lower tax benefits received from cost of plant retirement expenditures. Our cost of retirement expenditures was unusually high during the twelve months ended March 31, 2008 due to the ice storms we experienced. This reduced benefit during this period was partially offset by an increase in the tax effects of equity AFUDC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment consists of our non-regulated businesses, primarily, a 100% interest in Empire District Industries, Inc., a subsidiary for our fiber optics business. During the twelve months ended March 31, 2009, 86.3% of our gross operating revenues were provided from sales from our electric segment (including 0.3% from the sale of water), 12.8% from our gas segment and 0.9% from our other segment.

Earnings

During the first quarter of 2009, basic and diluted earnings per weighted average share of common stock were $0.32 as compared to $0.21 in the first quarter of 2008. For the twelve months ended March 31, 2009, basic and diluted earnings per weighted average share of common stock were $1.29 as compared to $1.14 for the twelve months ended March 31, 2008. As reflected in the table below, the primary positive drivers for both the first quarter of 2009 and the twelve months ended March 31, 2009 were reduced electric fuel and purchased power costs and increased electric revenues primarily due to the August 2008 Missouri rate increase (discussed below), partially offset by negative weather and other related factors. The primary negative driver was increased maintenance costs for both periods.

The following reconciliation of basic earnings per share between the three months and twelve months ended March 31, 2008 versus March 31, 2009 is a non-GAAP presentation. We believe this information is useful in understanding the fluctuation in earnings per share between the prior and current years. The reconciliation presents the after tax impact of significant items and components of the statement of operations on a per share basis before the impact of additional stock issuances which is presented separately. Earnings per share for the three months and twelve months ended March 31, 2008 and 2009 shown in the reconciliation are presented on a GAAP basis and are the same as the amounts included in the statements of operations. This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statements of operations.

	Three Months Ended	Twelve Months Ended
Earnings Per Share — 2008	$0.21	$1.14

Revenues
Electric on-system	$0.03	$0.10
Electric off — system and other	(0.07)	0.07
Gas	0.02	0.14
Other	0.00	0.03
Expenses
Electric fuel and purchased power	0.20	0.19
Cost of natural gas sold and transported	(0.03)	(0.17)
Regulated — electric segment	0.02	0.02
Regulated —gas segment	(0.01)	(0.01)
Other segment	0.00	(0.01)
Maintenance and repairs	(0.04)	(0.08)
Depreciation and amortization	0.02	0.02
Other taxes	(0.01)	(0.01)
Interest charges	(0.03)	(0.11)
AFUDC	0.02	0.12
Change in effective income tax rates	(0.02)	(0.05)
Gain on sale of assets	—	(0.03)
Dilutive effect of additional shares issued	—	(0.08)
Other income and deductions	0.01	0.01
Earnings Per Share — 2009	$0.32	$1.29

Recent Activities

Equity Distribution Program

On February 25, 2009, we entered into an equity distribution agreement with UBS Securities LLC (UBS). Under the terms of the agreement, we may offer and sell shares of our common stock, par value $1.00 per share, having an aggregate offering price of up to $60 million from time to time through UBS, as sales agent. We intend to use the net proceeds from this equity distribution program to repay short-term debt and for general corporate purposes, including to fund our current construction program. As of April 30, 2009, no shares have been sold pursuant to this program.

Any sales of the shares pursuant to the equity distribution agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices or as otherwise agreed with UBS. Under the terms of the program agreement, we may also sell shares to UBS as principal for UBS’ own account at a price agreed upon at the time of sale.

Financings

On March 27, 2009, we issued $75 million principal amount of 7% first mortgage bonds due April 1, 2024. The net proceeds (after payment of expenses) of approximately $72.7 million, were used to repay short-term debt incurred, in part, to fund our current construction program.

On March 11, 2009, we entered into a $50 million unsecured credit agreement. This agreement provides for $50 million of revolving loans to be available to us for working capital, general corporate purposes and to back-up our use of commercial paper and terminates on July 15, 2010. This credit agreement is in addition to, and has substantially the same terms as (other than pricing), our Amended and Restated Unsecured Credit Agreement dated March 14, 2006. There were no borrowings under the new agreement at March 31, 2009.

Regulatory Matters

All pending applications for rehearing in our 2006 rate case were denied by the MPSC on November 20, 2008. On December 15, 2008, the OPC filed a Petition for Writ of Review with the Cole County Circuit Court regarding the MPSC’s decisions in our 2006 rate case. Praxair and

Explorer Pipeline filed a Petition for Writ of Review on December 19, 2008. These actions were consolidated into one proceeding. Briefs have been filed by all parties.

For additional information, see “Rate Matters” below.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2009, compared to the same periods ended March 31, 2008.

The following table represents our results of operations by operating segment for the applicable periods ended March 31 (in millions):

	Three Months Ended		Twelve Months Ended
	2009	2008	2009	2008

Income from continuing operations
Electric	$8.8	$4.4	$41.9	$33.3
Gas	1.8	2.4	1.0	1.8
Other	0.3	0.2	0.8	0.5
Income from continuing operations	$10.9	$7.0	$43.7	$35.6
Income from discontinued operations	—	—	—	0.1
Net income*	$10.9	$7.0	$43.7	$35.7

*Differences could occur due to rounding.

Electric Segment

Overview

Our electric segment income for the first quarter of 2009 was $8.8 million as compared to $4.4 million for the first quarter of 2008.

Electric operating revenues comprised approximately 78.2% of our total operating revenues during the first quarter of 2009. Of our total electric operating revenues during the first quarter of 2009, approximately 45.7% were from residential customers, 27.9% from commercial customers, 14.0% from industrial customers, 4.4% from wholesale on-system customers, 3.7% from wholesale off-system transactions, 2.6% from other electric revenues, primarily public authorities and 1.7% from miscellaneous sources. The percentage of revenues provided from our wholesale off-system transactions decreased during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to decreased market demand resulting from mild weather in the first quarter of 2009.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales and for off-system sales for the applicable periods ended March 31, were as follows:

	kWh Sales (in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%
Customer Class	2009	2008	Change*	2009	2008	Change*
Residential	550.9	593.5	(7.2)%	1,910.3	1,978.8	(3.5)%
Commercial	376.0	379.0	(0.8)	1,619.1	1,632.0	(0.8)
Industrial	240.2	262.0	(8.3)	1,051.5	1,116.9	(5.9)
Wholesale on-system	80.8	85.4	(5.5)	339.9	347.6	(2.2)
Other**	32.2	32.0	0.6	123.9	120.7	2.7
Total on-system sales	1,280.1	1,351.9	(5.3)	5,044.7	5,196.0	(2.9)
Off-system	133.9	140.4	(4.6)	681.7	511.8	33.2
Total KWh Sales	1,414.0	1,492.3	(5.2)	5,726.4	5,707.8	0.3

*Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

**Other kWh sales include street lighting, other public authorities and interdepartmental usage.

	Electric Segment Operating Revenues (in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%
Customer Class	2009	2008	Change*	2009	2008	Change*
Residential	$48.6	$48.6	(0.1)%	$179.2	$178.5	0.4%
Commercial	29.7	27.9	6.3	134.6	130.6	3.1
Industrial	14.9	14.8	0.2	67.4	68.1	(1.0)
Wholesale on-system	4.7	5.1	(7.3)	18.9	19.2	(1.9)
Other**	2.7	2.6	7.7	11.2	10.4	8.0
Total on-system revenues	$100.6	$99.0	1.6	$411.3	$406.8	1.1
Off-system	4.0	7.5	(46.8)	26.2	23.5	11.4
Total Revenues from KWh Sales	104.6	106.5	(1.8)	437.5	430.3	1.7
Miscellaneous Revenues***	1.8	1.8	(0.6)	7.0	6.2	11.6
Total Electric Operating Revenues	$106.4	$108.3	(1.8)	$444.5	$436.5	1.8
Water Revenues	0.4	0.4	(2.7)	1.8	1.9	(5.0)
Total Electric Segment Operating
Revenues	$106.8	$108.7	(1.8)	$446.3	$438.4	1.8

*Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

**Other operating revenues include street lighting, other public authorities and interdepartmental usage.

***Miscellaneous revenues include transmission service revenue, late payment fees, rent, etc.

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers decreased during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to milder weather in 2009. Revenues for our on-system customers increased approximately $1.6 million, or 1.6%. Rate changes, primarily the August 2008 Missouri rate increase (discussed below), contributed an estimated $7.0 million to revenues while continued sales growth contributed an estimated $0.4 million. Our electric customer growth for the twelve months ended March 31, 2009 was 0.1%. Weather and other related factors decreased revenues an estimated $5.8 million. Total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) for the first quarter of 2009 were 6.8% less than the same period last year and 6.4% less than the 30-year average.

During the first quarter of 2009, the decrease in residential kWh sales and slight decrease in residential revenues (which were partially offset by the August 2008 Missouri rate increase) was primarily due to the mild weather in the first quarter of 2009. The decrease in commercial kWh sales was mainly due to the mild weather while the increase in commercial revenues was primarily due to the aforementioned Missouri rate increase.

Industrial kWh sales decreased 8.3% mainly due to a slowdown created by economic uncertainty while the associated revenues increased 0.2% due to the effects of the Missouri rate increase which partially offset the economic conditions.

On-system wholesale kWh sales decreased during the first quarter of 2009 as compared to the same period in 2008 reflecting the mild weather in the first quarter of 2009. Revenues associated with these FERC-regulated sales decreased more than sales as a result of the fuel adjustment clause applicable to such sales. This clause permits the distribution to customers of changes in fuel and purchased power costs.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available, including through the Southwest Power Pool (SPP) energy imbalance services (EIS) market. See “— Competition” below. The majority of our off-system sales margins are now included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and generally adjust the fuel and purchased power expense. The MPSC authorized a fuel adjustment clause for our Missouri customers (effective September 1, 2008) which established a base cost for the recovery of fuel and purchased power expenses used to supply energy. The clause permits the distribution to customers of 95% of the changes in fuel and purchased power costs above or below the base cost. Off-system sales margins are also part of the recovery of fuel and purchased power costs. As a result, the off-system sales margin flows back to the customer. The following table sets forth information regarding these sales and related expenses for the quarters ended March 31:

(in millions)	2009	2008

EIS revenues	$1.5	$3.0
Other revenues	2.5	4.5
Total off-system revenues	4.0	7.5

EIS expenses	1.2	2.3
Other expenses	2.0	3.4
Total off-system expenses	3.2	5.7

Net	$0.8	$1.7

*Differences could occur due to rounding.

Revenues and related expenses were less during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to decreased market demand resulting from the mild weather in the first quarter of 2009. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $1.8 million for both the first quarter of 2009 and the first quarter of 2008. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions

During the first quarter of 2009, total electric segment operating expenses decreased approximately $6.7 million (6.9%) compared with the same period last year.

Total fuel and purchased power expenses decreased approximately $10.2 million (17.8%) during the first quarter of 2009. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of operations for the first quarter of 2009 and 2008.

(in millions)	2009	2008
Actual fuel and purchased power expenditures	$49.7	$57.4
Kansas regulatory adjustments*	0.3	(0.5)
Missouri regulatory adjustments*	(3.1)	—
Unrealized loss on derivatives	(0.1)	—
Total fuel and purchased power expense per income statement	$46.8	$56.9

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

The overall fuel and purchased power decrease reflects decreased generation by our gas fired units and a decrease in purchased power in the first quarter of 2009 as compared to 2008 when we had an extended outage at the Asbury plant lasting from the fourth quarter of 2007 into the first quarter of 2008. The decrease in fuel costs also includes the effect of decreased market demand resulting from mild weather in the first quarter of 2009 as well as decreased costs for off-system sales of $2.5 million.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the first quarter of 2009 as when compared to the first quarter of 2008. This table incorporates all the changes mentioned above. As shown below, the largest impact on fuel and purchased power costs was a decrease in generation by our gas-fired units.

(in millions)	2008
Purchased power (cost per mWh)	$(3.4)
Purchased power spot purchase volume	0.1
Coal (cost per mWh)	1.5
Coal generation volume	0.1
Natural gas (cost per mWh)	(2.3)
Natural gas generation volume	(5.9)
Natural gas — gain on unwind of positions	2.1
Other (including fuel adjustments)	(2.4)
TOTAL	$(10.2)

Regulated operating expenses decreased approximately $0.7 million (4.8%) during the first quarter of 2009 as compared to the same period in 2008 primarily due to decreases of $0.7 million in employee health care expense, $0.2 million in employee pension expense, $0.2 million in injuries and damages expense, $0.2 million in general labor costs, $0.1 million in transmission and distribution expense, $0.1 million in other power operation expense and $0.1 million in regulatory commission expense. These decreases were partially offset by increases of $0.3 million in professional services, $0.3 million in other steam power expense and $0.2 million in other power supply expense.

Maintenance and repairs expense increased approximately $2.2 million (41.1%) in the first quarter of 2009 as compared to the first quarter of 2008 mainly due to increases of approximately $1.5 million in distribution maintenance costs (including $1.0 million of ice storm related amortization and $0.3 million related to our vegetation tracker), $0.6 million in other power maintenance expense which is primarily due to the State Line Combined Cycle (SLCC) maintenance outage and $0.1 million in steam power maintenance expense.

Depreciation and amortization expense decreased approximately $1.0 million (7.7%) during the quarter primarily due to reduced regulatory amortization resulting from the 2008 Missouri rate case that went into effect on August 23, 2008. Other taxes increased approximately $0.2 million during the first quarter of 2009 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended March 31, 2009 Compared to Twelve Months Ended March 31, 2008

Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended March 31, 2009, kWh sales to our on-system customers decreased 2.9% with the associated revenues increasing approximately $4.6 million (1.1%). Rate changes, primarily the August 2008 Missouri rate increase (discussed below), contributed an estimated $16.2 million to revenues while continued sales growth contributed an estimated $6.0 million. Weather and other related factors decreased revenues an estimated $17.6 million. The decrease in residential and commercial kWh sales during the twelve months ended March 31, 2009 was primarily due to mild weather in the first quarter of 2009 and the third quarter of 2008. The increase in residential and commercial revenues was primarily due to the 2008 Missouri rate increase. Industrial kWh sales decreased 5.9% mainly due to a slowdown created by economic uncertainty while the associated revenues decreased 1.0%, reflecting the economic conditions, partially offset by the Missouri rate increase. On-system wholesale kWh sales decreased during the twelve months ended March 31, 2009 reflecting the mild weather in the first quarter of 2009. Revenues associated with these FERC-regulated sales decreased less than the kWh sales as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available, including through the SPP EIS market. See “— Competition” below. The majority of our off-system sales margins are now included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and generally adjust the fuel and purchased power expense. The following table sets forth information regarding these sales and related expenses for the twelve months ended March 31:

(in millions)	2009	2008

EIS revenues	$11.5	$9.9
Other revenues	14.7	13.6
Total off-system revenues	26.2	23.5

EIS expenses	8.2	7.5
Other expenses	10.8	10.0
Total off-system expenses	19.0	17.5

Net	$7.2	$6.0

*Differences could occur due to rounding.

Revenues increased during the twelve months ended March 31, 2009 as compared to the same period in 2008 primarily due to sales facilitated by the EIS market. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues for the twelve months ended March 31, 2009 were $7.0 million as compared to $6.2 million in the same period of 2008. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions

During the twelve months ended March 31, 2009, total electric segment operating expenses increased approximately $0.7 million (0.2%) compared to the year ago period.

Total fuel and purchased power costs decreased approximately $8.8 million (4.4%) during the twelve months ended March 31, 2009. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of operations for the twelve months ended March 31, 2009.

(in millions)	2009	2008
Actual fuel and purchased power expenditures	$196.3	$203.0
Kansas regulatory adjustments*	0.2	(0.3)
Missouri regulatory adjustments*	(2.9)	—
Unrealized loss on derivatives	0.3	—
Total fuel and purchased power expense per income statement	$193.9	$202.7

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

The overall fuel and purchased power decrease includes the effect of decreased market demand resulting from mild weather in the first quarter of 2009 and the third quarter of 2008, as well as the effects of an extended outage at the Asbury plant lasting from the fourth quarter of 2007 into the first quarter of 2008 during which time we relied on purchased power and our gas-fired units to replace our coal-fired generation. These decreases were partially offset by increased costs for off-system sales of $1.5 million

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the twelve months ended March 31, 2009 as when compared to the twelve months ended March 31, 2008. This table incorporates all the changes mentioned above. As shown below, the largest impact on fuel and purchased power costs was a decrease in generation by our gas-fired units.

(in millions)	2009
Purchased power (cost per mWh)	$3.0
Purchased power spot purchase volume	(1.8)
Coal (cost per mWh)	4.8
Coal generation volume	4.2
Natural gas (cost per mWh)	(6.2)
Natural gas generation volume	(12.9)
Natural gas — gain on unwind of positions	2.1
Other (including fuel adjustments)	(2.0)
TOTAL	$(8.8)

Regulated operating expenses decreased approximately $0.9 million (1.4%) during the twelve months ended March 31, 2009 as compared to the same period in 2008 primarily due to decreases of $1.6 million in employee health care expense, $0.7 million in employee pension expense, $0.6 million in uncollectible accounts expense, $0.5 million in general labor costs, $0.2 million in other power operation expense and $0.2 million in regulatory commission expense. These decreases were partially offset by increases of $0.9 million in other steam power expense, $0.8 million in transmission and distribution expense, $0.5 million in other power supply expense, $0.4 million in injuries and damages expense, $0.2 million in property insurance expense, $0.1 million in professional services, and $0.1 million in director and stockholder expense.

Maintenance and repairs expense increased approximately $4.3 million (16.9%) during the twelve months ended March 31, 2009 as compared to the twelve months ended March 31, 2008 primarily due to increases of approximately $2.3 million in distribution maintenance costs (including $2.3 million of ice storm related amortization), $0.9 million in maintenance and repairs expense at the SLCC plant due to the first quarter 2009 maintenance outage and the extended spring maintenance outage in the second quarter of 2008, $0.9 million in maintenance and repairs expense at the Iatan plant due to an outage in the fourth quarter of 2008, $0.6 million in maintenance and repairs expense at the Riverton plant mainly due to the extended outage on Unit 8 to repair damage to high pressure blades discovered during Riverton’s scheduled maintenance outage in May 2008, $0.2 million in transmission expense and $0.1 million in maintenance costs for the Riverton gas-fired units. These increases were partially offset by a $0.4 million decrease in maintenance and repairs expense at the Asbury plant as compared to the twelve months ended March 31, 2008 period when there was an extended outage during the fourth quarter of 2007, and a $0.4 million decrease in maintenance expense at the Energy Center plant as compared to the 12 month period ended March 31, 2008 when there was a bearing failure in Unit #3 in the second quarter of 2007.

Depreciation and amortization expense decreased approximately $1.1 million (2.3%) during the twelve months ended March 31, 2009 primarily due to reduced regulatory amortization resulting from the 2008 Missouri rate case that went into effect on August 23, 2008. Other taxes increased approximately $0.2 million during the twelve months ended March 31, 2009 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

Total gas delivered to customers

	Three Months Ended			Twelve Months Ended
	bcf sales	bcf sales		bcf sales	bcf sales
	2009	2008	% change	2009	2008	% change
Residential	1.31	1.53	(14.3)%	2.73	3.00	(8.9)%
Commercial	0.57	0.67	(15.4)	1.29	1.40	(7.3)
Industrial*	0.15	0.05	206.2	0.66	0.11	507.1
Other**	0.02	0.02	(16.6)	0.03	0.03	(4.7)
Total retail sales	2.05	2.27	(9.8)	4.71	4.54	3.9
Transportation sales**	1.16	1.36	(14.8)	3.86	4.30	(10.5)
Total gas operating sales	3.21	3.63	(11.7)	8.57	8.84	(3.1)

*Percentage change reflects the transfer of a customer from transportation sales to industrial.

**Other includes other public authorities and interdepartmental usage.

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Twelve Months Ended
($ in millions)	2009	2008	% change	2009	2008	% change
Residential	$18.1	$18.1	0.0%	$39.6	$38.7	2.5%
Commercial	7.4	7.5	(0.7)	17.4	16.5	4.9
Industrial*	1.4	0.4	229.2	6.1	1.0	512.8
Other**	0.2	0.2	(2.4)	0.4	0.4	10.1
Total retail revenues	$27.1	$26.2	3.5	$63.5	$56.6	12.1
Other revenues	0.1	0.1	16.8	0.2	0.2	10.1
Transportation revenues*	0.9	1.0	(11.5)	2.5	2.7	(7.2)
Total gas operating revenues	$28.1	$27.3	3.0	$66.2	$59.5	11.2
Cost of gas sold	19.3	17.7	9.1	44.2	36.6	20.8
Gas operating revenues over cost of gas in rates	$8.8	$9.6	(8.3)	$22.0	$22.9	(4.1)

*Percentage change reflects the transfer of a customer from transportation sales to industrial.

**Other includes other public authorities and interdepartmental usage.

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Operating Revenues and bcf Sales

Gas retail sales decreased 9.8% during the first quarter of 2009 as compared to 2008 primarily due to mild weather in the first quarter of 2009. The winter months are normally high sales months for the natural gas business, whose heating season runs from November to March of each year. Residential sales decreased 14.3% and commercial sales decreased 15.4% during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to milder weather. Heating degree days were 13.9% lower in the first quarter of 2009 as compared to the first quarter of 2008. Industrial sales increased during the first quarter of 2009 as compared to the same period in 2008 due to the transfer of a large volume interruptible customer from transportation to sales service and the addition of a new large volume interruptible customer in the third quarter of 2008.

During the first quarter of 2009, gas segment revenues were approximately $28.1 million as compared to $27.3 million in the first quarter of 2008, an increase of 3.0% despite the decrease in sales. During the first quarter of 2009, our PGA revenue (which represents the cost of gas recovered from our customers) was approximately $19.3 million as compared to $17.7 million in the first quarter of 2008, an increase of approximately $1.6 million. This increase was largely driven by the increase in industrial sales and an increase in PGA revenues.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of March 31, 2009, we had unrecovered purchased gas costs of $1.7 million recorded as a regulatory asset.

Operating Revenue Deductions

Total other operating expenses were $2.9 million during the first quarter of 2009 as compared to $2.5 million in the first quarter of 2008, an increase of $0.4 million. This increase was mainly due to a $0.4 million increase in uncollectible accounts. EDG had net income of $1.8 million for the first quarter of 2009 as compared to $2.5 million for the first quarter of 2008.

Twelve Months Ended March 31, 2009 Compared to Twelve Months Ended March 31, 2008

Operating Revenues and bcf Sales

Gas retail sales increased 3.9% during the twelve months ended March 31, 2009 mainly due to an increase in industrial sales as compared to 2008. Residential and commercial sales decreased during the twelve months ended March 31, 2009 as compared to the same period in 2008 primarily due to milder weather in the first quarter of 2009. Industrial sales increased during the twelve months ended March 31, 2009 as compared to the same period in 2008 due to the transfer of a large volume interruptible customer from transportation to sales service and the addition of a new large volume interruptible customer in the third quarter of 2008.

During the twelve months ended March 31, 2009, gas segment revenues were approximately $66.2 million as compared to $59.5 million in the twelve months ended March 31, 2008, an increase of 11.2%, reflecting the higher overall sales. This increase was largely driven by the increase in industrial sales and PGA revenue. During the twelve months ended March 31, 2009, our PGA revenue was approximately $44.2 million as compared to $36.6 million during the twelve months ended March 31, 2008, an increase of approximately $7.6 million.

Operating Revenue Deductions

Total other operating expenses were $10.4 million for the twelve months ended March 31, 2009 as compared to $9.9 million for the twelve months ended March 31, 2008. This increase was mainly due to a $0.7 million increase in customer accounts expense. EDG had net income of $1.0 million for the twelve months ended March 31, 2009 as compared to $1.8 million for the twelve months ended March 31, 2008.

Other Segment

Our other segment consists of our non-regulated business, primarily the leasing of fiber optics cable and equipment (which we are also using in our own utility operations). The following table represents the results for our other segment for the applicable periods ended March 31 (in millions):

	Three Months Ended		Twelve Months Ended
	2009	2008	2009	2008
Revenues	$1.3	$1.1	$5.2	$3.9
Expenses	1.0	0.9	4.5	3.4
Net income	$0.3	$0.2	$0.7	$0.5

*Differences could occur due to rounding.

Consolidated Company

Income Taxes

Our consolidated provision for income taxes increased approximately $2.4 million during the first quarter of 2009 as compared to the same period in 2008 mainly due to increased income. Our consolidated effective federal and state income tax rate for the first quarter of 2009 was 33.9% as compared to 30.8% for the first quarter of 2008. Our consolidated provision for income taxes increased approximately $5.7 million during the twelve months ended March 31, 2009 as compared to the twelve months ended March 31, 2008. Our effective federal and state income tax rate for the twelve months ended March 31, 2009 was 33.1% as compared to 30.9% for the same period in 2008. The rate in both periods is higher primarily due to lower tax benefits received from cost of plant retirement expenditures. Our cost of retirement expenditures was unusually high during the twelve months ended March 31, 2008 due to the ice storms we experienced. This reduced benefit during this period was partially offset by an increase in the tax effects of equity AFUDC.

Nonoperating Items

Total allowance for funds used during construction (AFUDC) increased $1.1 million in the first quarter of 2009 as compared to 2008 and increased $5.6 million during the twelve months ended March 31, 2009 as compared to the same period in 2008 due to higher levels of construction in each period.

Total interest charges on long-term debt increased $1.6 million (19.3%) in the first quarter of 2009 as compared to 2008 and increased $5.4 million (16.6%) for the twelve months ended March 31, 2009 as compared to the prior year period. The increases in both periods reflect the interest on the $90 million principal amount of first mortgage bonds we issued May 16, 2008 and the $75 million principal amount of first mortgage bonds we issued March 27, 2009. Short-term debt interest was virtually the same in the first quarter of 2009 as compared to 2008 and decreased $0.5 million for the twelve months ended March 31, 2009 as compared to the prior year period, reflecting lower cost of borrowing.

We had no gains or losses from discontinued operations in the twelve months ended March 31, 2009 compared to a slight gain of less than $0.1 million for the twelve months ended March 31, 2008.

Other Comprehensive Income

The change in the fair value of the effective portion of our open gas contracts designated as cash flow hedges entered into prior to September 1, 2008 for our electric business and the gains and losses on contracts settled during the periods being reported, including the tax effect of these items, are reflected in our Consolidated Statement of Comprehensive Income. The fair value of open electric segment derivative contracts decreased $9.3 million in the first quarter of 2009, reflecting falling natural gas prices. This net change is recorded as accumulated other comprehensive income in the capitalization section of our balance sheet and does not affect net income or earnings per share. All of these contracts have been designated as cash flow hedges. The unrealized gains and losses accumulated in other comprehensive income are reclassified to fuel and purchased power in the periods in which the hedged transaction is actually realized or no longer qualifies for hedge accounting.

The following table sets forth the pre-tax gains/(losses) of our natural gas contracts for our electric segment that have settled and been reclassified, the pre-tax change in the fair market value (FMV) of our open contracts and the tax effect in Other Comprehensive Income for the presented periods ended March 31:

	Three Months Ended		Twelve Months Ended
(in millions)	2009	2008	2009	2008
Natural gas contracts settled (1)	$4.9	$(0.8)	$1.9	$(2.6)
Change in FMV of open contracts for natural gas	$(9.3)	$11.0	$(37.7)	$13.3
Taxes	$1.7	$(3.9)	$13.6	$(4.1)
Total change in OCI — net of tax	$(2.7)	$6.3	$(22.2)	$6.6

(1)  Reflected in fuel expense.

RATE MATTERS

We continually assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Electric Segment

The following table sets forth information regarding electric and water rate increases since January 1, 2007:

		Annual	Percent
	Date	Increase	Increase	Date
Jurisdiction	Requested	Granted	Granted	Effective
Missouri - Electric	October 1, 2007	$22,040,395	6.70%	August 23, 2008

Missouri

2007 Rate Case

The MPSC issued an order on July 30, 2008 in response to a request filed with the MPSC on October 1, 2007 for an annual increase in base rates for our Missouri electric customers. This order granted an annual increase in revenues for our Missouri electric customers in the amount of $22.0 million, or 6.7%, based on a 10.8% return on equity. The new rates went into effect August 23, 2008.

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

The MPSC also authorized a fuel adjustment clause for our Missouri customers effective September 1, 2008. The MPSC established a base cost for the recovery of fuel and purchased power expenses used to supply energy. The clause permits the distribution to customers of 95% of the changes in fuel and purchased power costs above or below the base cost. Off-system sales margins are also part of the recovery of fuel and purchased power costs. As a result, the off-system sales margin flows back to the customer. Rates related to the recovery of fuel and purchased power costs will be modified twice a year subject to the review and approval by the MPSC. In accordance with FAS 71, 95% of the difference between the actual cost of fuel and purchased power and the base cost of fuel and purchased power recovered from our customers is recorded as an adjustment to fuel and purchased power expense with a corresponding regulatory asset or a regulatory liability. If the actual fuel and purchased power costs are higher or lower than the base fuel and purchased power costs billed to customers, 95% of these amounts will be recovered or refunded to our customers when the fuel adjustment clause is modified. At March 31, 2009, Missouri fuel and purchased power costs were under-recovered $2.9 million, which is reflected as a regulatory asset. On April 1, 2009, we filed proposed rate schedules with the MPSC requesting an increase of $1.9 million in revenues we bill through our fuel adjustment clause to become effective June 1, 2009.

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

2006 Rate Case

All pending applications for rehearing in our 2006 rate case were denied by the MPSC on November 20, 2008. On December 15, 2008, the OPC filed a Petition for Writ of Review with the Cole County Circuit Court regarding the MPSC’s decisions in our 2006 rate case. Praxair and Explorer Pipeline filed a Petition for Writ of Review on December 19, 2008. These actions were consolidated into one proceeding. Briefs have been filed by all parties.

Kansas

The Kansas Corporation Commission (KCC) approved a Joint Stipulated Settlement Agreement on December 9, 2005 effective January 4, 2006, in relation to our last Kansas rate case. Pursuant to the Agreement, we sought KCC approval of an explicit natural gas hedging program in a separate docket by March 1, 2006. We requested and received an extension until April 1, 2006 and made this filing on March 30, 2006, which was denied in a February 4, 2008 order by the KCC. As a result, all gains or losses related to the financial instruments used to fix the future price of natural gas will be excluded from the Energy Cost Adjustment clause implemented in the last Kansas rate case and future base electric rates in Kansas.

COMPETITION

Electric Segment

SPP-RTO

On February 1, 2007, the Southwest Power Pool (SPP) regional transmission organization (RTO) launched its energy imbalance services market (EIS). In general, the SPP RTO EIS market provides real time energy for most participating members within the SPP regional footprint. Imbalance energy prices are based on market bids and status/availability of dispatchable generation and transmission within the SPP market footprint. In addition to energy imbalance service, the SPP RTO performs a real time security-constrained economic dispatch of all generation voluntarily offered into the EIS market to the market participants to also serve the native load.

The SPP and its members have been evaluating the costs and benefits on expanding the EIS market into a full day ahead energy market with a co-optimized ancillary services market, which will include the consolidation of all SPP balancing authorities, including ours, into a single SPP balancing authority. On April 28, 2009, the SPP Regional State Committee (SPP RSC), whose members include state commissioners from our four state commissions, and the SPP Board of Directors (SPP BOD) endorsed a cost benefit report that recommended the SPP RTO move forward with the development of a day-ahead market with unit commitment and co-optimized ancillary services market (Day-Ahead Market) and implement the complete Day-Ahead Market as soon as practical, which is anticipated in late 2012 or early 2013. As part of the Day-Ahead Market, the SPP RTO will create, prior to implementation of such market, a single NERC approved balancing authority to take over balancing authority responsibilities for its members, including us, which is expected to provide operational and economic benefits for us and our customers. The implementation of the Day-Ahead Market will replace the existing EIS market, which to date has, and is expected to continue to, provide benefits for our customers.

On August 15, 2008 the SPP filed with the FERC proposed revisions to its open access transmission pro forma tariff (OATT) to establish a process for including a “balanced portfolio” of economic transmission upgrades in the annual SPP Transmission Expansion Plan. The cost of such upgrades will be recovered through a regional rate allocated to SPP members based on their load ratio share within SPP’s market area of the balanced portfolio’s cost. On October 16, 2008, the FERC accepted the balanced portfolio approach, which sets forth the selection process of a group of projects and regional cost allocation rules based on projected benefits and allocated costs over a ten year period. The plan will be balanced if the portfolio is cost beneficial for each zone, including ours, within the SPP. A balanced portfolio could include projects below the 345 kv level (which is the bright line voltage level for projects to be included in the portfolio) to increase benefits to a particular zone to achieve balance of benefits and costs over the ten year study period. On April 28, 2009, the SPP RSC and the SPP BOD approved the first set of balanced portfolio extra high voltage transmission projects to be constructed within the SPP region. The transmission expansion projects, totaling over $700 million, include projects in Missouri, Kansas, Arkansas, Oklahoma, Nebraska and Texas. We anticipate this set of transmission expansion projects will provide long term benefits to our customers. Also on April 28, 2009, the SPP RSC and BOD approved a new report that recommends restructuring of the SPP’s regional planning processes, which would establish an integrated planning process for reliability, transmission service and economic transmission projects, based on a new set of planning principles that focus on the construction of a more robust transmission system large enough in both scale and geography to provide flexibility to meet SPP members’ and customers’ future needs. We will actively participate in the development of these new processes as well as cost allocation and recovery issues with members, prospective customers and the state commission representatives to the SPP RSC.

FERC Market Power Order

On March 3, 2005, the FERC issued an order commencing an investigation to determine if we had market power within our control area based on our failure to meet one of the FERC’s wholesale market share screens. We filed responses to that order in May and June 2005 and in early January 2006. On August 15, 2006, the FERC issued its order accepting Empire’s proposed mitigation to become effective May 16, 2005, subject to a further compliance filing as directed in the order. Relying on a series of orders issued since March 17, 2006 in other proceedings, the FERC rejected our tariff language and directed us to file revisions to our market-based tariff to provide that service under the tariff applies only to sales outside our control area. The FERC directed us to make refunds, with interest, by September 15, 2006, covering over 1,000 hourly energy sales since May 16, 2005 to numerous counterparties external to our system for wholesale sales made at market prices above the cost based prices permitted under the mitigation proposal accepted by the FERC. The refund obligation applied to certain wholesale power sales made “inside” our service area at market based rates, even though consumption of the energy occurred outside our service area. In response to the order, we filed a Motion For Extension of time and expedited treatment regarding the refund and requested that such refund be delayed until 15 days after the FERC’s order on our rehearing request. On September 5, 2006, the FERC granted the Motion For Extension, as requested.

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

As a result of the FERC’s requirement for us to issue the aforementioned refunds and our belief that the FERC erred in its orders, on June 30, 2008 we initiated a Petition For Review of the FERC’s orders on our market based rate refunds in the United States Court of Appeals for the District of Columbia Circuit (DC Circuit). We requested and received approval for a consolidation of our Petition with a similar petition by Westar Energy. Oral arguments were heard before the DC Circuit on March 26, 2009. If a decision is reached in our favor, the DC Circuit will likely remand the FERC’s orders back to the FERC for reconsideration. It is expected that the judicial review of the Petitions will take several months.

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

LIQUIDITY AND CAPITAL RESOURCES

We used approximately $41.9 million of cash for capital expenditures during the first quarter of 2009 and repaid short-term debt of $54.8 million. Our primary sources of cash flow for these expenditures during the first quarter of 2009 were $75 million in gross proceeds from first mortgage bonds and $38.1 million in cash provided by operating activities. As of March 31, 2009, our working capital was negative (current liabilities exceeded current assets), primarily due to the continued use of short-term debt to fund our construction program. We expect to continue to use short-term debt under our unsecured credit agreements. We also have an equity distribution program in place which is designed to provide additional funds from the issuance of equity from time to time.

Summary of Cash Flows

	Quarter Ended March 31,
(in millions)	2009	2008
Cash provided by (used in):
Operating activities	$38.1	$32.1
Investing activities	(41.5)	(61.4)
Financing activities	8.7	29.9
Net change in cash and cash equivalents	$5.3	$0.6

Operating Activities

Our net cash flows provided by continuing operating activities were $38.1 million during the first quarter of 2009 as compared to $32.1 million for the first quarter of 2008. This $6 million difference was primarily due to the increase in net income and related cash effect adjustments for income taxes and derivative losses. The derivative losses were deducted from our margin account, rather than requiring additional cash outlays. Income taxes reflect a larger effect in 2009 versus 2008 for depreciation related tax deductions. In addition accounts receivable balances increased this year over last, improving our cash position. These positive cash effects were partially offset by the negative effect of decreased accounts payable, primarily related to fuel payables, reflecting a larger use of cash this year over last.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $19.9 million during the first quarter of 2009 as compared to the first quarter of 2008. The 2008 capital expenditures reflect cash outlays for the December 2008 ice storm. These expenditures were incurred in 2008 but paid in the first quarter of 2009.

Our capital expenditures incurred totaled approximately $41.0 million during the first quarter of 2009. These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage. Partially offsetting the capital expenditures were proceeds from the sale of land totaling $0.4 million.

A breakdown of the capital expenditures for the quarter ended March 31, 2009 is as follows:

(in millions)	Capital Expenditures
Distribution and transmission system additions	$10.2
New Generation — Plum Point Energy Station	5.0
New Generation — Iatan 2	16.2
Storms	0.3
Additions and replacements — electric plant	8.8
Gas segment additions and replacements	0.4
Transportation	0.2
Other (including retirements and salvage - net) (1)	(0.7)
Subtotal	40.4
Non-regulated capital expenditures (primarily fiber optics)	0.6
Subtotal capital expenditures incurred (2)	41.0
Adjusted for capital expenditures payable (3)	0.9
Total cash outlay	$41.9

(1) Other includes equity AFUDC of $(1.4) million.

(2) Expenditures incurred represent the total cost for work completed for the projects during the quarter. Discussion of capital expenditures throughout this 10-Q is presented on this basis.

(3) The amount of expenditures paid/(unpaid) at the end of the reporting period to adjust to actual cash outlay reflected in the Investing Activities section of the Statement of Cash Flows.

Approximately 65% of our cash requirements for capital expenditures during the first quarter of 2009 were satisfied internally from operations (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

We estimate that internally generated funds will provide approximately 34% of the funds required for the remainder of our budgeted 2009 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows provided by financing activities decreased $21.2 million to $8.7 million in the first quarter of 2009 as compared to $29.9 million in 2008.

On March 27, 2009, we issued $75 million principal amount of 7% first mortgage bonds due April 1, 2024. The net proceeds (after payment of expenses) of approximately $72.7 million were used to repay short-term debt incurred, in part, to fund our current construction program.

On February 25, 2009, we entered into an equity distribution agreement with UBS Securities LLC (UBS). Under the terms of the agreement, we may offer and sell shares of our common stock, par value $1.00 per share, having an aggregate offering price of up to $60 million from time to time through UBS, as sales agent. We intend to use the net proceeds from this equity distribution program to repay short-term debt and for general corporate purposes, including to fund our current construction program. As of April 30, 2009, no shares have been sold pursuant to this program.

Any sales of the shares pursuant to the equity distribution agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices or as otherwise agreed with UBS. Under the terms of the program agreement, we may also sell shares to UBS as principal for UBS’ own account at a price agreed upon at the time of sale.

We have a $400 million shelf registration statement with the SEC, which became effective on August 15, 2008, covering our common stock, unsecured debt securities, preference stock, first mortgage bonds and trust preferred securities. As of March 31, 2009, in addition to amounts remaining under the equity distribution program described above, $265 million remains available for issuance under this shelf registration statement. Of the original $400 million, $250 million was available for first mortgage bonds with $175 million remaining available after the issuance of $75 million in first mortgage bonds on March 27, 2009. We plan to use a portion of the proceeds from issuances under this shelf to fund a portion of the capital expenditures for our new generation projects.

On March 11, 2009, we entered into a $50 million unsecured credit agreement. This agreement provides for $50 million of revolving loans to be available to us for working capital, general corporate purposes and to back-up our use of commercial paper and terminates on July 15, 2010. This credit agreement is in addition to, and has substantially the same covenant requirements and terms as (other than pricing), our Amended and Restated Unsecured Credit Agreement dated March 14, 2006 discussed below. There were no borrowings under this agreement at March 31, 2009.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 100 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $15.5 million as of May 1, 2009. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2009, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were $38.0 million of outstanding borrowings under this agreement at March 31, 2009. In addition, $9.25 million of the availability thereunder was used at such date to back up our outstanding commercial paper.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended March 31, 2009 would permit us to issue approximately $242.6 million of new first mortgage bonds based on this test with an assumed interest rate of 7.0%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At March 31, 2009, we had retired bonds and net property additions which would enable the issuance of at least $587.2 million principal amount of bonds if the annual interest requirements are met. As of March 31, 2009, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of March 31, 2009, this test would not allow us to issue new first mortgage bonds.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa2	BBB-
First Mortgage Bonds	BBB+	Baa1	BBB+
First Mortgage Bonds — Pollution Control Series**	AAA	Aaa	AAA
Senior Notes	BBB	Baa2	BBB-
Trust Preferred Securities	BBB-	Baa3	BB
Commercial Paper	F2	P-2	A-3
Outlook	Negative	Negative	Stable

*Not rated

**Insured by a third party insurer.

On May 17, 2006, S&P lowered our long-term corporate credit rating to BBB- from BBB, senior secured debt to BBB+ from A-, senior unsecured debt rating to BB+ from BBB- and affirmed our short-term rating of A-3. S&P’s downgrade reflected their view that our financial measures will be constrained over the next several years by fuel and power costs that continue to exceed the level recoverable in rates, and by our higher-than-historical level of capital spending, including the acquisition of Missouri Gas. S&P affirmed our ratings on June 8, 2007 and again on June 12, 2008 with a stable outlook. On November 5, 2008, Standard & Poor’s raised our senior unsecured debt rating from BB+ (a non-investment grade rating) to BBB- as a result of a reevaluation of the application of their notching criteria for U. S. investment-grade investor-owned utility operating company unsecured debt to better reflect the relatively strong recovery prospects of creditors in this sector. As a result, the senior unsecured debt of most utilities will now be rated the same as the corporate credit rating almost uniformly, even when a considerable amount of secured debt is outstanding.

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

On December 19, 2005, Fitch Ratings initiated coverage and assigned ratings (see table above) with a stable rating outlook. Fitch announced that their ratings reflect our low business risk position as a regulated electric utility, a stable service territory and a seemingly improving regulatory environment in Missouri where we receive approximately 89% of our electric revenues. On January 25, 2008, Fitch affirmed our ratings but revised their rating outlook to negative. At the time of the change, the negative rating outlook reflected uncertainty surrounding the outcome of our Missouri rate filing and weakness in our projected financial measures relative to Fitch guidelines. Events leading to the revision were storm damage incurred in December 2007 and the extended Asbury coal plant outage we experienced from December 2007 to February 2008. On March 9, 2009, Fitch affirmed our ratings with a negative outlook.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not significantly changed at March 31, 2009, compared to December 31, 2008 other than the $75 million principal amount of 7% first mortgage bonds issued on March 27, 2009 and due April 1, 2024 and related interest costs.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of March 31, 2009 our retained earnings balance was $13.6 million, compared to $13.4 million as of March 31, 2008, after paying out $10.9 million in dividends during the first quarter of 2009. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price. On April 23, 2009, the Board of Directors declared a quarterly dividend of $0.32 per share on common stock payable June 15, 2009 to holders of record as of June 1, 2009.

Our diluted earnings per share were $0.32 for the quarter ended March 31, 2009 and were $1.17 and $1.09 for the years ended December 31, 2008 and 2007, respectively. Dividends paid per share were $0.32 for the three months ended March 31, 2009 and $1.28 for each of the years ended December 31, 2008 and 2007.

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the sum of $10.75 million and the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. On March 11, 2008, we amended the EDE Mortgage in order to provide us with more flexibility to pay dividends to our shareholders by increasing the basket available to pay dividends by $10.75 million, as described above. As of March 31, 2009, this restriction did not prevent us from issuing dividends.

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

CRITICAL ACCOUNTING POLICIES

Goodwill.         We recorded goodwill of $39.5 million upon the completion of the 2006 Missouri Gas acquisition. Goodwill represents the excess of the cost of the acquisition over the fair value of the related net assets at the date of acquisition. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) goodwill is required to be tested for impairment on an annual basis or whenever events or circumstances indicate possible impairment. In performing impairment tests, we utilize valuation techniques which estimate the discounted future cash flows of operations. Our procedures include developing a baseline test and performing sensitivity analysis to calculate a reasonable valuation range. The sensitivities are derived from altering those assumptions which are subjective in nature and inherent to a discounted cash flows valuation technique. Other qualitative factors and comparisons to industry peers are also used to further support the assumptions and ultimately the overall evaluation. A significant qualitative factor considered in our evaluation is the impact of regulation, including rate regulation and cost recovery for our gas segment. Some of the more significant quantitative assumptions included in our tests involve: regulatory rate design and results; the discount rate; the growth rate; capital spending rates and terminal value calculations. Risks and uncertainties affecting these assumptions include:  management’s identification of impairment indicators, changes in business, industry, laws, technology or economic and market conditions. While management believes the assumptions utilized in our analysis were reasonable, significant adverse developments in the gas segment in future periods or changes in the assumptions could negatively impact goodwill impairment considerations, which could adversely impact earnings. We performed our annual goodwill impairment test as of November 30, 2008 and concluded our goodwill was not impaired. This test estimated the fair market value of our gas segment to be 10-15% higher than its carrying value. We do not believe the fair value of our gas segment declined below the carrying value during the quarter ended March 31, 2009 and as a result an interim test for impairment was not performed.

See “Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2008 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended March 31, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 of “Notes to Consolidated Financial Statements (Unaudited)”.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our fuel procurement activities involve primary market risk exposures, including commodity price risk and credit risk. Commodity price risk is the potential adverse price impact related to the fuel procurement for our generating units. Credit risk is the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. Additionally, we are exposed to interest rate risk which is the potential adverse financial impact related to changes in interest rates.

Market Risk and Hedging Activities.

We engage in physical and financial trading activities with the goals of reducing risk from market fluctuations. In accordance with our established Energy Risk Management Policy, which typically includes entering into various derivative transactions, we attempt to mitigate our commodity market risk. Derivatives are utilized to manage our gas commodity market risk and to help manage our exposure resulting from purchasing most of our natural gas on the volatile spot market for the generation of power for our native-load customers. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Commodity Price Risk.

We are exposed to the impact of market fluctuations in the price and transportation costs of coal, natural gas, and electricity and employ established policies and procedures to manage the risks associated with these market fluctuations, including utilizing derivatives.

We satisfied 60.9% of our 2008 generation fuel supply need through coal. Approximately 90% of our 2008 coal supply was Western coal. We have contracts and binding proposals to supply fuel for our coal plants through 2013. These contracts and binding proposals satisfy approximately 89% of our anticipated fuel requirements for 2009, 75% for 2010, 58% for 2011, 27% for 2012 and 30% of our 2013 requirements for our Asbury and Riverton coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of April 24, 2009, 87%, or 5.3 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2009 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at March 31, 2009, our natural gas cost would increase by approximately $1.3 million based on our March 31, 2009 total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of April 24, 2009, we have 0.4 million Dths in storage on the three pipelines that serve our customers. This represents 19% of our storage capacity. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of the second year and up to 20% of third year expected gas usage by the beginning of the ACA year at September 1. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit by various trading counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets and margin deposit liabilities at March 31, 2009 and December 31, 2008:

(in millions)	March 31, 2009	December 31, 2008

Margin deposit assets	$7.5	$10.7
Margin deposit liabilities	$—	$—

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At April 24, 2009, our net credit exposure totaled ($21.5) million reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value. This $21.5 million consists of $11.9 million of net unrealized mark-to-market losses for physical forward natural gas contracts and $9.6 million of net unrealized mark-to-market losses for financial natural gas contracts. Included in the $9.6 million net unrealized mark-to-market losses for financial natural gas contracts and partially offsetting the $11.5 million of exposure of counterparties to Empire is exposure to a single counterparty of $1.9 million of unrealized mark-to-market gains. We are holding no collateral from this counterparty since we are below the $10 million mark-to-market collateral threshold in our agreement with this counterparty. As noted above, we have $7.5 million on deposit with NYMEX covering counterparty exposure to Empire. In addition, if NYMEX gas prices decreased 25% from their April 24, 2009 levels, we would be required to post an additional $2.0 million in collateral. If these prices increased 25%, our collateral requirement would decrease $1.5 million.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

The following risk factors update and replace in their entirety the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Any reduction in our credit ratings could materially and adversely affect our business, financial condition and results of operations.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa2	BBB-
EDE First Mortgage Bonds	BBB+	Baa1	BBB+
EDE First Mortgage Bonds — Pollution Control Series**	AAA	Aaa	AAA
Senior Notes	BBB	Baa2	BBB-
Trust Preferred Securities	BBB-	Baa3	BB
Commercial Paper	F2	P-2	A-3
Outlook	Negative	Negative	Stable

*Not rated.

**Insured by a third party insurer.

The ratings indicate the agencies’ assessment of our ability to pay interest, distributions and principal on these securities. A rating is not a recommendation to purchase, sell or hold securities and each rating should be evaluated independently of any other rating. The lower the rating, the higher the interest cost of the securities when they are sold. In addition, a downgrade in our senior unsecured long-term debt rating would result in an increase in our borrowing costs under our bank credit facility. If any of our ratings fall below investment grade (investment grade is defined as Baa3 or above for Moody’s and BBB- or above for Standard & Poor’s and Fitch), our ability to issue short-term debt, commercial paper or other securities or to market those securities would be impaired or made more difficult or expensive. Therefore, any such downgrades could have a material adverse effect on our business, financial condition and results of operations. In addition, any actual downgrade of our commercial paper rating from Moody’s or Fitch, may make it difficult for us to issue commercial paper. To the extent we are unable to issue commercial paper, we will need to meet our short-term debt needs through borrowings under our revolving credit facilities, which may result in higher costs.

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

The recent general market declines resulting in part from the sub-prime mortgage issues have generally reduced access to the capital markets and reduced market returns on investments. We estimate our capital expenditures to be $168.9 million in 2009. Although we believe it is unlikely we will have difficulty accessing the markets for the capital needed to complete these projects, our financing costs will likely be higher when compared to previous years. The market’s effect on our pension plan assets resulted in a negative return of 25.1% in 2008. This decline will likely result in increased funding requirements under the Pension Protection Act of 2006.

We are exposed to factors that can increase our fuel and purchased power expenditures, including disruption in deliveries of coal or natural gas, decreased output from our power plants, failure of performance by purchased power counterparties and market risk in our fuel procurement strategy.

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

With the addition of the Missouri fuel adjustment mechanism effective September 1, 2008, we now have a fuel cost recovery mechanism in all of our jurisdictions, which significantly reduces our net income exposure to the impact of the risks discussed above. However, cash flow could still be impacted by these increased expenditures. We are also subject to prudency reviews which could negatively impact our net income if a regulatory commission would conclude our costs were incurred imprudently.

We have also established a risk management practice of purchasing contracts for future fuel needs to meet underlying customer needs and manage cost and pricing uncertainty. Within this activity, we may incur losses from these contracts. By using physical and financial instruments, we are exposed to credit risk and market risk. Market risk is the exposure to a change in the value of commodities caused by fluctuations in market variables, such as price. The fair value of derivative financial instruments we hold is adjusted cumulatively on a monthly basis until prescribed determination periods. At the end of each determination period, which is the last day of each calendar month in the period, any realized gain or loss for that period related to the contract will be reclassified to fuel expense and recovered or refunded to the customer through our fuel adjustment mechanisms. Credit risk is the risk that the counterparty might fail to fulfill its obligations under contractual terms.

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

We are unable to predict the impact on our operating results from the regulatory activities of any of these agencies. Despite our requests, these regulatory commissions have sole discretion to leave rates unchanged, grant increases or order decreases in the base rates we charge our utility customers. They have similar authority with respect to our recovery of increases in our fuel and purchased power costs. If our costs increase and we are unable to recover increased costs through base rates or fuel adjustment clauses, or if we are unable to fully recover our investments in new facilities, our results of operations could be materially adversely affected. Changes in regulations or the imposition of additional regulations could also have a material adverse effect on our results of operations.

Operations risks may adversely affect our business and financial results.

The operation of our electric generation, and electric and gas transmission and distribution systems involves many risks, including breakdown or failure of expensive and sophisticated equipment, processes and personnel performance; operating limitations that may be imposed by equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; and catastrophic events such as fires, explosions, severe weather or other similar occurrences.

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

In our natural gas utility business, we are permitted to recover the cost of gas directly from our customers through the use of a purchased gas adjustment provision. Our purchased gas adjustment provision is regularly reviewed by the Missouri Public Service Commission (MPSC). In addition to reviewing our adjustments to customer rates, the MPSC reviews our costs for prudency as well. To the extent the MPSC may determine certain costs were not incurred prudently, it could adversely affect our gas segment earnings and cash flows. In addition, increases in natural gas costs affect total prices to our customers and, therefore, the competitive position of gas relative to electricity and other forms of energy. Increases in natural gas costs may also result in lower usage by customers unable to switch to alternate fuels. Such disallowed costs or customer losses could have a material adverse effect on our business, financial condition and results of operations.

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

We have entered into contracts to purchase an undivided interest in 50 megawatts (7.5% ownership interest) of the Plum Point Energy Station’s new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. We have also entered into an agreement with Kansas City Power & Light Company to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We will own 12%, or approximately 100 megawatts, of the 850-megawatt unit.

There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability or productivity or increased cost of qualified craft labor, start-up activities may take longer than currently planned, the scope and timing of projects may change, and other events beyond our control, including the failure of one or more of the generation plant co-owners to pay their share of construction, operations and maintenance costs, may occur that may materially affect the schedule, budget, cost and performance of these projects.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)                                  The Annual Meeting of Stockholders was held on April 23, 2009.

(b)                                 The following persons were re-elected Directors of Empire to serve until the 2012 Annual Meeting of Stockholders:

B. Thomas Mueller (28,855,278 votes for; 527,446 withheld authority).

D. Randy Laney (28,817,587 votes for; 565,137 withheld authority).

The following persons were elected Directors of Empire to serve until the 2012 Annual Meeting of Stockholders:

Bonnie C. Lind (28,792,170 votes for; 590,554 withheld authority).

Paul R. Portney (28,759,326 votes for; 623,398 withheld authority).

The term of office as Director of the following other Directors continued after the meeting:   William L. Gipson, Kenneth R. Allen, Bill D. Helton, Ross C. Hartley, Julio S. Leon, and Allan T. Thoms.

(c)                                  Common stockholders voted to approve ratification of the appointment of PricewaterhouseCoopers LLP as Empire’s independent registered public accounting firm for the fiscal year ending December 31, 2009. Passage of the proposal required the affirmative vote of a majority of the votes cast. The proposal received 28,945,310 votes for and 359,096 votes against.

Item 5.  Other Information.

For the twelve months ended March 31, 2009, our ratio of earnings to fixed charges was 2.26x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(10)(a) Thirty-fourth Supplemental Indenture, dated March 27, 2009, to the Indenture of Mortgage and Deed of Trust dated as of September 1, 1944, as amended and supplemented, among the Company, The Bank of New York Mellon Trust Company, N.A. and UMB Bank & Trust, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 27, 2009 and filed March 30, 2009, File No. 1-3368).

(10)(b) Equity Distribution Agreement dated February 25, 2009 between The Empire District Electric Company and UBS Securities LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 25, 2009 and filed February 26, 2009, File No. 1-3368).

(10)(c) Unsecured Credit Agreement dated as of March 11, 2009, among The Empire District Electric Company, UMB Bank, N.A. as administrative agent, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., as documentation agent, and the lenders named therein (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 11, 2009 and filed March 12, 2009, File No. 1-3368).

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

May 7, 2009