Form 10-Q
period 2009-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2009-11-06
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of November 1, 2009, 36,062,857 shares of common stock were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30
	2009	2008
	(000’s except per share amounts)
Operating revenues:
Electric	$121,487	$130,911
Gas	4,795	6,056
Water	474	484
Other	1,297	1,234
	128,053	138,685
Operating revenue deductions:
Fuel and purchased power	48,132	51,501
Cost of natural gas sold and transported	2,033	3,414
Regulated operating expenses	18,854	18,404
Other operating expenses	456	481
Maintenance and repairs	8,206	7,051
Depreciation and amortization	13,034	13,393
Provision for income taxes	6,894	9,861
Other taxes	6,767	6,561
	104,376	110,666

Operating income	23,677	28,019
Other income and (deductions):
Allowance for equity funds used during construction	1,429	1,690
Interest income	42	366
Benefit/(provision) for other income taxes	15	(64)
Other, net	(211)	(327)
	1,275	1,665
Interest charges:
Long-term debt	10,911	9,565
Note payable to securitization trust	1,063	1,063
Short-term debt	194	242
Allowance for borrowed funds used during construction	(1,911)	(1,689)
Other	(134)	323
	10,123	9,504

Net income	$14,829	$20,180
Weighted average number of common shares outstanding - basic	34,840	33,895
Weighted average number of common shares outstanding - diluted	34,887	33,930
Total earnings per weighted average share of common stock – basic	$0.43	$0.60
Total earnings per weighted average share of common stock – diluted	$0.43	$0.59
Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(000’s except per share amounts)
Operating revenues:
Electric	$330,498	$339,717
Gas	40,800	42,480
Water	1,333	1,361
Other	3,667	3,352
	376,298	386,910
Operating revenue deductions:
Fuel and purchased power	136,470	155,385
Cost of natural gas sold and transported	25,552	26,412
Regulated operating expenses	54,431	53,965
Other operating expenses	1,287	1,307
Maintenance and repairs	24,798	19,444
Depreciation and amortization	38,446	40,875
Provision for income taxes	16,455	14,951
Other taxes	20,500	19,667
	317,939	332,006

Operating income	58,359	54,904
Other income and (deductions):
Allowance for equity funds used during construction	4,065	4,305
Interest income	180	989
Provision for other income taxes	(79)	(334)
Other, net	(177)	(789)
	3,989	4,171
Interest charges:
Long-term debt	31,457	26,476
Note payable to securitization trust	3,188	3,188
Short-term debt	981	1,085
Allowance for borrowed funds used during construction	(6,214)	(4,552)
Other	(432)	891
	28,980	27,088

Net income	$33,368	$31,987
Weighted average number of common shares outstanding - basic	34,369	33,777
Weighted average number of common shares outstanding - diluted	34,396	33,806
Total earnings per weighted average share of common stock – basic and diluted	$0.97	$0.95
Dividends per share of common stock	$0.96	$0.96

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Months Ended
	September 30,
	2009	2008
	(000’s except per share amounts)
Operating revenues:
Electric	$437,247	$434,978
Gas	63,759	60,687
Water	1,754	1,814
Other	4,791	4,204
	507,551	501,683
Operating revenue deductions:
Fuel and purchased power	185,142	206,881
Cost of natural gas sold and transported	41,770	37,986
Regulated operating expenses	72,384	72,374
Other operating expenses	1,870	1,725
Maintenance and repairs	33,904	27,821
Gain on sale of assets	—	(1,241)
Depreciation and amortization	51,132	54,327
Provision for income taxes	20,632	13,474
Other taxes	26,250	25,573
	433,084	438,920

Operating income	74,467	62,763
Other income and (deductions):
Allowance for equity funds used during construction	5,689	4,934
Interest income	248	1,062
Benefit/(provision) for other income taxes	257	(384)
Other, net	(957)	(1,073)
	5,237	4,539
Interest charges:
Long-term debt	41,023	34,533
Note payable to securitization trust	4,250	4,250
Short-term debt	1,749	1,850
Allowance for borrowed funds used during construction	(8,251)	(6,056)
Other	(171)	1,140
	38,600	35,717
Net income	41,104	31,585
Weighted average number of common shares outstanding – basic	34,264	33,123
Weighted average number of common shares outstanding – diluted	34,288	33,152
Total earnings per weighted average share of common stock – basic and diluted	$1.20	$0.95
Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008
	($-000’s)

Net income	$14,829	$20,180
Reclassification adjustments for (gain)/loss included in net income or reclassified to regulatory asset or liability	6,015	(3,678)
Net change in fair market value of derivative contracts for period	(90)	(34,111)
Income taxes	(2,258)	14,398

Comprehensive income	$18,496	$(3,211)

	Nine Months Ended
	September 30,
	2009	2008
	($-000’s)

Net income	$33,368	$31,987
Reclassification adjustments for (gain)/loss included in net income or reclassified to regulatory asset or liability	12,679	(6,251)
Net change in fair market value of derivative contracts for period	(7,557)	(282)
Income taxes	(1,951)	2,489

Comprehensive income	$36,539	$27,943

	Twelve Months Ended
	September 30,
	2009	2008
	($-000’s)

Net income	$41,104	$31,585
Reclassification adjustments for (gain)/loss included in net income or reclassified to regulatory asset or liability	15,058	(6,606)
Net change in fair market value of derivative contracts for period	(24,669)	3,405
Income taxes	3,662	1,220

Comprehensive income	$35,155	$29,604

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	December 31, 2008
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,599,149	$1,485,235
Natural gas	57,662	56,282
Water	10,887	10,560
Other	29,147	28,481
Construction work in progress	293,213	289,460
	1,990,058	1,870,018
Accumulated depreciation and amortization	559,889	527,245
	1,430,169	1,342,773

Current assets:
Cash and cash equivalents	5,908	2,754
Accounts receivable – trade, net	38,643	39,487
Accrued unbilled revenues	12,881	25,170
Accounts receivable – other	23,134	19,353
Fuel, materials and supplies	51,085	54,202
Unrealized gain in fair value of derivative contracts	3,907	2,395
Prepaid expenses and other	5,401	5,675
Regulatory assets	1,137	2,033
	142,096	151,069

Noncurrent assets and deferred charges:
Regulatory assets	157,631	162,026
Goodwill	39,492	39,492
Unamortized debt issuance costs	10,862	9,133
Unrealized gain in fair value of derivative contracts	3,493	6,434
Other	3,122	2,919
	214,600	220,004
Total Assets	$1,786,865	$1,713,846

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2009	December 31, 2008
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 35,885,915 and 33,981,579 shares issued and outstanding, respectively	$35,886	$33,982
Capital in excess of par value	513,617	483,443
Retained earnings	13,879	13,579
Accumulated other comprehensive income/(loss), net of income tax	1,039	(2,132)
Total common stockholders’ equity	564,421	528,872

Long-term debt (net of current portion):
Note payable to securitization trust	50,000	50,000
Obligations under capital lease	167	174
First mortgage bonds and secured debt	338,971	312,953
Unsecured debt	247,984	248,440
Total long-term debt	637,122	611,567
Total long-term debt and common stockholders’ equity	1,201,543	1,140,439

Current liabilities:
Accounts payable and accrued liabilities	57,073	69,502
Current maturities of long-term debt	70,546	20,160
Short-term debt	44,000	102,000
Customer deposits	10,083	9,577
Interest accrued	12,821	5,921
Unrealized loss in fair value of derivative contracts	5,086	12,276
Taxes accrued	13,683	3,174
	213,292	222,610
Commitments and contingencies (Note 7)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	75,756	66,585
Deferred income taxes	188,537	173,511
Unamortized investment tax credits	2,485	2,917
Pension and other postretirement benefit obligations	84,618	83,151
Unrealized loss in fair value of derivative contracts	—	3,302
Other	20,634	21,331
	372,030	350,797
Total Capitalization and Liabilities	$1,786,865	$1,713,846

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	($-000’s)
Operating activities:
Net income	$33,368	$31,987
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	46,115	44,347
Pension and other postretirement benefit costs, net of contribution	2,447	6,791
Deferred income taxes and unamortized investment tax credit, net	11,605	1,738
Allowance for equity funds used during construction	(4,065)	(4,305)
Stock compensation expense	2,119	2,095
Non-cash (gain)/loss on derivatives	9,495	(2,550)
Gain on sale of assets	(457)	—
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	9,652	9,930
Fuel, materials and supplies	3,117	(9,479)
Prepaid expenses, other current assets and deferred charges	(6,634)	(4,839)
Accounts payable and accrued liabilities	(18,915)	(15,970)
Customer deposits, interest and taxes accrued	17,915	23,999
Other liabilities and other deferred credits	1,095	3,062

Net cash provided by operating activities	106,857	86,806

Investing activities:
Capital expenditures – regulated	(116,075)	(162,062)
Capital expenditures and other investments – other	(978)	(1,537)
Proceeds from the sale of property, plant and equipment	544	1,538

Net cash used in investing activities	(116,509)	(162,061)

Financing activities:
Proceeds from first mortgage bonds - electric	75,000	89,950
Long-term debt issuance costs	(2,397)	(3,168)
Proceeds from issuance of common stock, net of issuance costs	30,420	4,413
Net short-term debt repayments	(58,000)	22,360
Dividends	(33,068)	(32,433)
Proceeds from issuance of notes payable	1,431	—
Other	(580)	(256)

Net cash provided by financing activities	12,806	80,866
Net increase in cash and cash equivalents	3,154	5,611
Cash and cash equivalents at beginning of period	2,754	4,043
Cash and cash equivalents at end of period	$5,908	$9,654

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

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Subsequent events were evaluated through November 6, 2009, the date these financial statements were issued.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2008.

Note 2 - Recently Issued and Proposed Accounting Standards

In June 2009, the FASB issued an accounting pronouncement amending “Generally Accepted Accounting Principles”. This pronouncement is effective for periods ending after September 15, 2009. The amendment identifies the sources of accounting principles, and establishes the FASB Accounting Standards Codification (Codification) as the only source of authoritative accounting principles recognized by the FASB. This pronouncement is not intended to change generally accepted accounting principles. We adopted this pronouncement on September 15, 2009. As a result of this adoption, the Financial Accounting Standards previously listed as FASBs have been replaced with the new standards references. This change did not change the underlying principles and, therefore, had no effect on our financial statements.

We adopted new accounting guidance on fair value measurements and disclosures on January 1, 2008. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. The guidance contains a scope exception for leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. The adoption of this guidance for financial assets and financial liabilities did not have a material impact on our consolidated financial position, results of operations and cash flows. The guidance was amended to delay the effective date for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We adopted this portion of the guidance on January 1, 2009. The adoption of the guidance for nonfinancial assets and nonfinancial liabilities did not have an effect on our consolidated financial position, results of operations or cash flows. (See Note 5).

In April 2008, the FASB amended the guidance for derivatives and hedging to enhance the disclosure framework. We adopted this amendment on January 1, 2009. (See Note 4 below).

In May 2009, the FASB issued accounting guidance covering subsequent events. This guidance is effective for periods ending after June 15, 2009 and requires the disclosure of the date through which an entity has evaluated subsequent events, and whether that date represents the date the financial statements were issued or were available to be issued. We adopted this guidance upon its issuance by the FASB. The adoption of this guidance did not have a material effect on our financial statement disclosures. (See Note 1 above).

In December 2008, the FASB amended the defined benefit plans’ disclosure guidance. The amendment requires additional disclosures related to pension and other postretirement benefit plan assets. The amendment will be effective as of December 31, 2009 and requires disclosure of the fair value of each major category of plan asset of a defined benefit pension or postretirement plan. In addition, employers are required to disclose information enabling users to understand investment policies and strategies, assess the inputs and valuation techniques used to develop fair value measurements, and to disclose any significant concentrations of risks within plan assets. We do not expect the adoption of this amendment to have a material effect on our results of operations, financial position or liquidity because it provides enhanced disclosure requirements only.

In April 2009, the FASB amended the fair value measurements and disclosures guidance to provide additional guidance for estimating fair value in accordance with the fair value measurements guidance, when the volume and level of activity for an asset or liability has decreased significantly. This guidance also addresses identifying circumstances that indicate a transaction is not orderly. The amendment was effective as of June 30, 2009. The adoption of the amendment did not have any effect on our results of operations, financial position or liquidity.

In April 2009, the FASB amended the debt and equity securities — subsequent measurement guidance to change the other-than-temporary impairment guidance in existing Generally Accepted Accounting Principles (GAAP) for debt securities. The amendment provides for improved presentation and disclosure of other-than-temporary impairments of debt securities in the financial statements. This guidance was effective as of June 30, 2009. The adoption of this amendment did not have a material effect on our results of operations, financial position or liquidity.

In April 2009, the FASB amended the financial instruments disclosure guidance, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by the accounting guidance. Adoption is required for interim periods ending after June 15, 2009. As the amendment provides only disclosure requirements, the application of this standard did not have a material impact on our results of operations, financial position or liquidity. (See Note 5).

In June 2009, the FASB amended the accounting guidance for transfers and servicing. This amendment is effective for annual periods beginning after November 15, 2009. The amendment removes qualifying special-purpose entities (QSPE) from GAAP. Additionally, the requirements for derecognizing financial assets have been changed, and additional disclosures about a transferor’s continuing involvement in transferred financial assets will be required. We do not expect the adoption of this amendment to have a material effect on our financial statements.

In June 2009, the FASB amended the accounting guidance for consolidations. This amendment is effective for annual periods beginning after November 15, 2009. The amendment requires an entity to complete a qualitative analysis when determining who must consolidate a variable interest entity. Additionally, the amendment requires additional disclosures, and an ongoing reassessment of who must consolidate a variable interest entity. We are evaluating the impact of the adoption of this standard; however, we do not expect the adoption of this standard to have a material impact on our financial statements.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding recently issued accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	September 30, 2009	December 31, 2008
Regulatory Assets:
Unrecovered purchased gas costs – gas segment, current	$215	$1,791
Unrecovered electric fuel and purchased power costs – current(1)	922	242
Regulatory assets, current	$1,137	$2,033
Pension and other postretirement benefits(2)	83,134	84,926
Income taxes	37,379	34,515
Storm costs(3)	12,601	14,704
Unamortized loss on reacquired debt	12,498	13,490
Unamortized loss on interest rate derivative	2,169	2,405
Asbury five-year maintenance	1,514	1,855
Deferred Iatan construction accounting costs(4)	1,715	—
Asset retirement obligation	3,231	3,118
Unrecovered purchased gas costs – gas segment	383	3,787
Unsettled derivative losses – electric segment	—	1,218
Customer programs	1,056	591
System reliability – vegetation management	1,080	654
Other	871	763
Regulatory assets, long-term	$157,631	$162,026
Total	$158,768	$164,059

	September 30, 2009	December 31, 2008
Regulatory Liabilities:
Costs of removal	$51,336	$43,713
Income taxes	11,118	11,126
Unamortized gain on interest rate derivative	4,094	4,221
Pension and other postretirement benefits(5)	6,414	7,042
Over recovered electric fuel and purchased power costs(6)	1,111	228
Other	1,683	255
Total	$75,756	$66,585

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

(3) Primarily reflects ice storm costs incurred in 2007 but also includes deferred wind storm costs of $0.7 million incurred in May 2009. Consistent with recent rate case treatment, we expect to recover wind storm costs over a five year period commencing when rates go into effect.

(4) Includes $0.5 million of deferred depreciation costs and $1.2 million in carrying costs related to construction accounting for Iatan 1, which will be amortized over the life of the plant once it is included in rate base. (See below).

(5) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2009, regulatory liabilities and corresponding expenses have been reduced by approximately $0.3 million as a result of ratemaking treatment.

(6) Primarily consists of Missouri over recovered fuel and purchased power costs for the current accumulation period March 2009 through August 2009.

On April 19, 2009, we began recording deferred carrying charges associated with our share of the environmental upgrades recently completed at our Iatan 1 facility subsequent to the in-service date in accordance with our regulatory plan. The effect of these deferred carrying charges is reflected in regulated operating expenses, depreciation and in other interest on the statement of operations. Construction accounting, for purposes of the regulatory plan, is specific to Iatan 1 and Iatan 2 construction and allows us to defer certain charges as regulatory assets, including depreciation and carrying costs, related to operation of the facilities until the facilities are ultimately included in our rate base. The amounts deferred, which began at the in-service date for Iatan 1 and will also be deferred for Iatan 2 at its in-service date, will then be amortized over the life of the plants once they are in our rate base. The regulatory plan covers the 150 megawatt V84.3A2 combustion turbine (Unit 12) that began commercial operation on April 10, 2007 at our Riverton plant, the environmental upgrades at Asbury, which were completed in 2008, environmental upgrades at Iatan 1 and the construction of the Iatan 2 facilities.

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

As of September 30, 2009 and December 31, 2008, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

ASSET DERIVATIVES		September 30,	December 31,
Derivatives designated as hedging instruments	Balance Sheet Classification	2009 Fair Value	2008 Fair Value
Natural gas contracts, electric segment	Current assets	$3,032	$1,214
	Non-current assets and deferred charges	3,237	6,208

Derivatives not designated as hedging instruments due to regulatory accounting
Natural gas contracts, gas segment	Current assets	875	1,177
	Non-current assets and deferred charges	—	226

Natural gas contracts, electric segment	Current assets	—	4
	Non-current assets and deferred charges	256	—
Total derivatives assets		$7,400	$8,829

LIABILITY DERIVATIVES		September 30,	December 31,
Derivatives designated as hedging instruments	Balance Sheet Classification	2009 Fair Value	2008 Fair Value
Natural gas contracts, electric segment	Current liabilities	$4,591	$6,254
	Non-current liabilities and deferred credits	—	3,282

Derivatives not designated as hedging instruments due to regulatory accounting
Natural gas contracts, gas segment	Current liabilities	$495	$4,474
	Non-current liabilities and deferred credits	—	20
Natural gas contracts, electric segment	Current liabilities	—	1,548
Total derivatives liabilities		$5,086	$15,578

Electric

A $1.0 million net of tax, unrealized gain representing the fair market value of our electric segment derivative contracts treated as cash flow hedges is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of September 30, 2009. The tax effect of $0.6 million on this gain is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning October 1, 2009 and ending on September 30, 2011. At the end of each determination period, or if cash flow hedge treatment is discontinued, any realized gain or loss for that period related to the instrument will be reclassified to fuel expense. As of September 30, 2009, approximately $1.6 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

Effective September 1, 2008, in conjunction with the implementation of the Missouri fuel adjustment clause in the July 2008 Missouri Public Service Commission (MPSC) rate order, the unrealized losses or gains from new cash flow hedges are recorded in regulatory assets or liabilities. This is in accordance with the accounting guidance for regulated activities, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism. Unrealized gains and losses from cash flow hedges existing at September 1, 2008 will continue to be recorded through comprehensive income. Once settled, the realized gain or loss will be recorded as fuel expense and be subject to the fuel adjustment clause.

The following tables set forth the actual pre-tax gains/(losses) and the mark to market effect of unsettled positions from the qualified portion of our hedging activities for the electric segment for each of the periods ended September 30, (in thousands):

Derivatives in Cash Flow Hedging	Statement of Operations	Amount of Gain / (Loss) Reclassed from OCI into Income (Effective portion)
Relationships -	Classification of Gain /	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	(Loss) on Derivative	2009	2008	2009	2008	2009	2008
Commodity contracts	Fuel and purchased power expense	$(6,015)	$3,678	$(12,679)	$6,251	$(15,058)	$6,606

Total Effective – Electric Segment		$(6,015)	$3,678	$(12,679)	$6,251	$(15,058)	$6,606

Derivatives in Cash Flow Hedging	Statement of	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective portion)
Relationships -	Comprehensive	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Income	2009	2008	2009	2008	2009	2008
Commodity contracts	Net change in fair market value of open derivative contracts	$(90)	$(34,111)	$(7,557)	$(282)	$(24,669)	$3,405

Total Effective – Electric Segment		$(90)	$(34,111)	$(7,557)	$(282)	$(24,669)	$3,405

The following table sets forth “mark-to-market” pre-tax gains/(losses) from the ineffective portion of our hedging activities for the electric segment for each of the periods ended September 30, (in thousands):

Derivatives in Cash Flow Hedging	Statement of Operations Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective portion)
Relationships - Electric	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Segment	Derivative	2009	2008	2009	2008	2009	2008
Commodity contracts	Fuel and purchased power expense	$—	$(3)	$—	$(271)	$1	$10

Total Ineffective — Electric Segment		$—	$(3)	$—	$(271)	$1	$10

The following tables set forth “mark-to-market” pre-tax gains/(losses) from derivatives not designated as hedging instruments for the electric segment for each of the periods ended September 30, (in thousands):

Derivatives Not Designated as Hedging Instruments - Due to	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2009	2008	2009	2008	2009	2008
Commodity contracts	Regulatory (assets)/liabilities	$227	$—	$(765)	$—	$(2,309)	$—

Total Electric Segment		$227	$—	$(765)	$—	$(2,309)	$—

Derivatives Not Designated as Hedging Instruments Due to	Statement of Operations Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2009	2008	2009	2008	2009	2008
Commodity contracts	Fuel and purchased power expense	$(1,053)	$—	$(2,180)	$302	$(2,509)	$—

Total Electric Segment		$(1,053)	$—	$(2,180)	$302	$(2,509)	$—

We also enter into fixed-price forward physical contracts for the purchase of natural gas, coal and purchased power. These contracts are not subject to fair value accounting because they are not derivatives or considered to be normal purchases. We have a process in place to determine if any future executed contracts that otherwise qualify for the normal purchases exception contain a price adjustment feature and will account for these contracts accordingly.

As of October 30, 2009, 81% of our anticipated volume of natural gas usage for our electric operations for the remainder of 2009 is hedged, either through physical (0.6 million Dths) or financial contracts (0.2 million Dths), at an average price of $6.748 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next four years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2010(1)	80%	7,225,000	$6.317
2011(1)	71%	5,115,000	$5.840
2012	40%	3,085,000	$7.016
2013	17%	1,200,000	$7.295

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

On February 15, 2008, we unwound 992,000 Dth of physical gas contracts originally scheduled for delivery in July and August of 2010 and 2011. This transaction resulted in a gain of approximately $1.3 million after tax which was recorded as a reduction to fuel and purchased power expense in the Statement of Operations for the nine and twelve months ended September 30, 2008.

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of October 30, 2009, we had 1.8 million Dths in storage on the three pipelines that serve our customers. This represents 92% of our storage capacity. We have an additional 1.2 million Dths hedged through financial derivative and physical contracts. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of second year and up to 20% of third year expected gas usage by the beginning of the Actual Cost Adjustment (ACA) year at September 1. A Purchased Gas Adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

The following table sets forth “mark-to-market” pre-tax gains / (losses) from derivatives not designated as hedging instruments for the gas segment for each of the periods ended September 30, (in thousands).

Derivatives Not Designated as Hedging Instruments Due	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
to Regulatory Accounting -	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Gas Segment	Derivative	2009	2008	2009	2008	2009	2008
Commodity contracts	Regulatory (assets)/liabilities	$592	$(5,535)	$(1,170)	$(5,606)	$(4,502)	$(6,203)

Total - Gas Segment		$592	$(5,535)	$(1,170)	$(5,606)	$(4,502)	$(6,203)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on September 30, 2009 is $2.2 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, we would have been required to post $0.2 million of collateral with one of our counterparties. On September 30, 2009, we had no collateral posted with this counterparty.

Note 5— Fair Value Measurements

The accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1,

defined as quoted prices in active markets for identical instruments; (ii) Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Our Level 2 fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. Our Level 3 fair value measurements consist of both quoted price inputs and unobservable quoted inputs provided by a third party.

The guidance also requires that the fair value measurement of assets and liabilities reflect the nonperformance risk of counterparties and the reporting entity, as applicable. Therefore, using credit default spreads, we factored the impact of our own credit standing and the credit standing of our counterparties, as well as any potential credit enhancements (e.g. collateral) into the consideration of nonperformance risk for both derivative assets and liabilities. The results of this analysis were not material to the financial statements.

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of September 30, 2009 (in thousands):

		Fair Value Measurements Using
Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2009
Net derivative assets/(liabilities)	$2,314	$(923)	$—	$3,237

	December 31, 2008
Net derivative assets/(liabilities)	$(6,749)	$(14,117)	$1,160	$6,208

The following tables present the net fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended September 30, 2009 and 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Quarter

($ in 000’s)	Net Derivatives(1)
Beginning Balance, June 30, 2009	$3,532
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in comprehensive income	(295)
Purchases, issuances, and settlements	—
Transfers into and (out of) Level 3	—
Ending Balance, September 30, 2009	$3,237
Changes in unrealized gains relating to assets still held at reporting date	$(295)

(1) Net derivatives at September 30, 2009 included derivative assets of $3.2 million and no derivative liabilities.

($ in 000’s)	Net Derivatives(1)
Beginning Balance, June 30, 2008	$22,073
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in comprehensive income	(9,778)
Purchases, issuances, and settlements	—
Transfers into and (out of) Level 3	—
Ending Balance, September 30, 2008	$12,295
Changes in unrealized gains relating to assets still held at reporting date	$(9,778)

(1) Net derivatives at September 30, 2008 included derivative assets of $12.3 million and no derivative liabilities.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — Year to Date

($ in 000’s)	Net Derivatives(1)
Beginning Balance, December 31, 2008	$6,208
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in comprehensive income	(1,738)
Purchases, issuances, and settlements	—
Transfers into and (out of) Level 3	(1,233)
Ending Balance, September 30, 2009	$3,237
Changes in unrealized gains/(losses) relating to assets still held at reporting date	$(1,738)

(1) Net derivatives at September 30, 2009 included derivative assets of $3.2 million and no derivative liabilities.

($ in 000’s)	Net Derivatives(1)
Beginning Balance, December 31, 2007	$11,961
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in comprehensive income	334
Purchases, issuances, and settlements	—
Transfers into and (out of) Level 3	—
Ending Balance, September 30, 2008	$12,295
Changes in unrealized gains relating to assets still held at reporting date	$334

(1) Net derivatives at September 30, 2008 included derivative assets of $12.3 million and no derivative liabilities.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — 12 Months Ended

($ in 000’s)	Net Derivatives(1)
Beginning Balance, September 30, 2008	$12,295
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in comprehensive income	(7,825)
Purchases, issuances, and settlements	—
Transfers into and (out of) Level 3	(1,233)
Ending Balance, September 30, 2009	$3,237
Changes in unrealized gains/(losses) relating to assets still held at reporting date	$(7,825)

(1) Net derivatives at September 30, 2009 included derivative assets of $3.2 million and no derivative liabilities.

($ in 000’s)	Net Derivatives(1)
Beginning Balance, September 30, 2007	$16,613
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in comprehensive income	(4,318)
Purchases, issuances, and settlements	—
Transfers into and (out of) Level 3	—
Ending Balance, September 30, 2008	$12,295
Changes in unrealized gains relating to assets still held at reporting date	$(4,318)

(1) Net derivatives at September 30, 2008 included derivative assets of $12.3 million and no derivative liabilities.

Long-Term Debt

The carrying amount of our total debt exclusive of capital leases at September 30, 2009, was $708 million compared to a fair market value of approximately $721 million. These estimates were based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of September 30, 2009 or that will be realizable in the future.

Note 6— Financing

On February 25, 2009, we entered into an equity distribution agreement with UBS Securities LLC (UBS). Under the terms of the agreement, we may offer and sell shares of our common stock, par value $1.00 per share, having an aggregate offering amount of up to $60 million from time to time through UBS, as sales agent. On October 22, 2009, we amended the agreement to increase the aggregate offering amount from $60 million to $120 million. We intend to use the net proceeds from this equity distribution program to repay short-term debt and for general corporate purposes, including to fund our current construction program. During the third quarter of 2009, we issued and sold 1,542,682 shares pursuant to this equity distribution program, at an average price per share of $18.09, resulting in proceeds to us of approximately $26.7 million (after payment of approximately $1.2 million in commissions to the sales agent). Through October 5, 2009, in the aggregate, we have issued and sold 1,692,290 shares pursuant to the program, resulting in net proceeds to us of approximately $29.3 million.

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

On March 11, 2009, we entered into a $50 million unsecured credit agreement. This agreement provides for $50 million of revolving loans to be available to us for working capital, general corporate purposes and to back-up our use of commercial paper and terminates on July 15, 2010. This credit agreement is in addition to, and has substantially identical covenants and terms as (other than pricing), our Amended and Restated Unsecured Credit Agreement dated March 14, 2006 discussed below. There were no borrowings under this agreement at September 30, 2009.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 80 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $10.0 million as of November 1, 2009. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2009, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were $40.0 million of availability thereunder of outstanding borrowings under this agreement at September 30, 2009 and an additional $4.0 million was used to back up our outstanding commercial paper.

Note 7— Commitments and Contingencies

We are a party to various claims and legal proceedings arising out of the normal course of our business. Management regularly analyzes this information, and has provided accruals for any liabilities, in accordance with applicable accounting rules. In the opinion of management, it is not probable, given our defenses, that the ultimate outcome of these claims and lawsuits will have a material adverse affect upon our financial condition, or results of operations or cash flows.

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

Firm physical gas and transportation contracts

October 1, 2009 through September 30, 2010	$42.8
October 1, 2010 through September 30, 2012	61.9
October 1, 2012 through September 30, 2014	37.6
October 1, 2014 and beyond	51.3

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

Coal and coal transportation contracts

October 1, 2009 through September 30, 2010	$22.1
October 1, 2010 through September 30, 2012	17.4
October 1, 2012 through September 30, 2013	6.1

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have contracted with Westar Energy for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $10.8 million through May 31, 2010.

We also have a long-term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which is being built by Dynegy near Osceola, Arkansas. Construction began in the spring of 2006 and Dynegy reports that substantial completion is scheduled for July 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015.

Commitments under this contract, excluding the purchase option, total approximately $48.0 million through June 30, 2015. Due to the expected delays of Plum Point and Iatan 2, we have arranged for sufficient alternative transmission and generating capacity to meet our expected needs for May 2010 through July 2010. The incremental costs associated with this alternative will not have a material impact on our earnings and will be subject to our fuel adjustment mechanism.

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

New Construction

On March 14, 2006, we entered into contracts to purchase an undivided interest in 50 megawatts of the Plum Point Energy Station’s new 665-megawatt, coal-fired generating facility which is being built near Osceola, Arkansas. Dynegy reports that substantial completion is scheduled for July, 2010. The estimated cost is approximately $88.0 million, excluding allowance for funds used during construction (AFUDC). Our share of the Plum Point costs through September 30, 2009 was $82.2 million.

On June 13, 2006, we announced we had entered into an agreement with Kansas City Power & Light (KCP&L) to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We will own 12%, or approximately 100 megawatts, of the 850-megawatt unit. Early in the third quarter of 2009, KCP&L announced its efforts to produce a cost and schedule reforecast primarily to address on-going productivity issues that were negatively impacting the original schedule. KCP&L now reports that the anticipated in-service date for Iatan 2 is late summer of 2010. Based on a late summer in-service date, we expect base rates reflecting our investment to be in effect in late 2010 as we filed a request with the MPSC on October 29, 2009, for an annual increase in base rates for our Missouri electric customers in the amount of $68.2 million, or 19.6%. This request is primarily to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 and our investment in new generating units at Iatan 2 and the Plum Point Generating Station. The Signatory Parties are currently in discussions about procedures to be used in this case, including the timing of the consideration and rate recovery of our investments in the three generating facilities and other expenditures. We also filed a request with the Kansas Corporation Commission (KCC) on November 4, 2009 for an annual increase in base rates for our Kansas electric customers in the amount of $5.2 million, or 24.6%. This request is primarily to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 completed in 2009 and at our Asbury plant completed in 2008 and our investment in new generating units at Iatan 2, the Plum Point Generating Station and our Riverton 12 unit that went on line in 2007. Our share of the Iatan 2 construction costs is still expected to be in a range of approximately $218 million to $230 million. Our share of the Iatan 2 costs through September 30, 2009 was $177.1 million. As a requirement for the air permit for Iatan 2, and to help meet requirements of the Clean Air Interstate Rule (CAIR), additional emission control equipment was required for Iatan 1. Our share of the Iatan 1 environmental costs was $53.0 million through September 30, 2009. KCP&L reported the equipment had met regulatory in-service criteria as of April 19, 2009 and it is currently in service. All of these construction expenditures exclude AFUDC.

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

During the third quarter, we entered into two railcar leases. The first operating lease is for 135 railcars for our Asbury plant for ten years with payments totaling $6.5 million. The second operating lease is for 54 railcars which are still being constructed. This is a 15 year lease for our Plum Point plant and payments will be determined upon completion of the railcars in the fourth quarter of 2009.

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

Our Asbury, Riverton and Iatan coal plants collectively receive 11,723 allowances per year. They burn low sulfur Western coal (Powder River Basin), higher sulfur blend coal and/or petroleum coke. In addition, tire-derived fuel (TDF) is used as a supplemental fuel at the Asbury Plant. The Riverton Plant can also burn natural gas as its primary fuel. The State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12 are gas-fired facilities and are allocated zero SO2 allowances. Annual allowance requirements for the State Line Plant, the Energy Center Units 3 and 4 and Riverton Unit 12, which are not expected to exceed 20 allowances per year, will be transferred from our inventoried bank of allowances. In 2008, the combined actual SO2 allowance need for all affected plant facilities exceeded the number of allowances allocated to us by the EPA. As of March 1, 2009, we had 17,394 banked SO2 allowances as compared to 23,800 at March 1, 2008. We project that our 2009 emissions will again exceed the number of allowances allocated by the EPA by an amount approximately equal to the difference during 2008.

When our SO2 allowance bank is exhausted, currently estimated to be mid-2011, we will need to purchase additional SO2 allowances or build a Flue Gas Desulphurization (FGD) scrubber system at our Asbury Plant. Based on current and projected SO2 allowance prices and high-level estimated FGD scrubber construction costs ($81 million in 2010 dollars), we project it will be more economical for us to purchase SO2 allowances than to build a scrubber at the Asbury Plant. Based on SO2 allowance market prices as of May 4, 2009 in conjunction with currently estimated future operating parameters at the Asbury Plant, we estimate it will cost us approximately $0.5 million to purchase SO2 allowances for the remainder of 2011 and a range of approximately $0.6 million to $0.9 million annually for the years 2012 through 2018. We would expect the costs of SO2 allowances to be fully recoverable in our rates.

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

In March 2008, the EPA lowered the National Ambient Air Quality Standard (NAAQS) for ozone from 84 ppb to 75 ppb. Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. On September 16, 2009, the EPA announced it would reconsider the 2008 Ozone NAAQS and that a proposed revision would be published by December 2009. It is our understanding that the EPA will propose to stay the requirement for meeting the March 2008 NAAQS of 75 ppb.

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

The CAIR is not directed to specific generation units, but instead, requires the states (including Missouri and Arkansas) to develop SIPs to comply with specific NOx and SO2 state-wide annual budgets. Missouri and Arkansas finalized their respective regulations and submitted their SIPs to the EPA, which were approved. We have received our full allotment of allowances as published in the Missouri CAIR Rule. In addition to this allotment, the Missouri Department of Natural Resources (MDNR) has allocated 61 annual NOx allowances for 2009 to our account from the Renewable Energy Pool and we estimate we will be allocated an additional 663 annual NOx allowances for 2009 from the Compliance Supplemental Pool in 2010. Under the Arkansas CAIR rule, we will not receive allowances until approximately six years after Plum Point Unit 1 is operational. In the interim, we will transfer allowances from our Missouri units. Based on SIPs for Missouri and Arkansas, we believe we will have excess annual and ozone season NOx allowances. SO2 allowances must be utilized at a 2:1 ratio for our Missouri units as compared to our non-CAIR Kansas units beginning in 2010. As a result, based on current SO2 allowance usage projections, we expect to exhaust our banked allowances by mid-2011 and will need to purchase additional SO2 allowances or build a scrubber at our Asbury Plant.

In order to meet CAIR requirements for Iatan 1 and to meet air permit requirements for Iatan 2, pollution control equipment has been installed on Iatan 1. Installation was completed in April 2009 and KCP&L reported the equipment met in-service criteria as of April 19, 2009. This equipment includes a Selective Catalytic Reduction (SCR) system, an FGD scrubber and a baghouse, with our share of the capital cost estimated to be between $58 million and $60 million, excluding AFUDC. Of this amount, approximately $3.9 million was incurred in 2006, $12.1 million in 2007 and $27.3 million in 2008 with estimated expenditures of approximately $15.6 million in 2009 (of which $9.7 million has been incurred through September 30, 2009). KCP&L is in the process of closing out the project and expects final costs by the end of the year. This project was also included as part of our Experimental Regulatory Plan approved by the MPSC.

Also to meet CAIR requirements, we constructed an SCR at Asbury that was completed in November 2007 and placed in service in February 2008 at a total cost of approximately $31.0 million (excluding AFUDC). This project was also included as part of our Experimental Regulatory Plan approved by the MPSC and its cost is now reflected in base rates in Missouri.

The EPA has announced that proposed revisions to CAIR will be published in May 2010 with the final regulations expected in early 2011. On March 26, 2009, the EPA issued a letter to utilities cautioning about the uncertainty of future NOx allowance allocations.

Air Permits.

Under Title V of the 1990 Amendments, we must obtain site operating permits for each of our plants from the authorities in the state in which the plant is located. These permits, which are valid for five years, regulate the plant site’s total air emissions; including emissions from stacks, individual pieces of equipment, road dust, coal dust and other emissions. We have been issued permits for Asbury, Iatan, Riverton, State Line and the Energy Center Plants. We submitted the required renewal applications for the State Line and Energy Center Title V permits in 2003 and the Asbury Title V permit in 2004 and will operate under the existing permits until the MDNR issues the renewed permits. A Compliance Assurance Monitoring (CAM) plan for particulate matter (PM) will be required by the renewed permit for Asbury. We estimate that the capital costs associated with the PM CAM plan will not exceed $2 million. We submitted the renewal application for the Riverton Title V permit in June 2008 and the renewed permit was issued August 27, 2009. A CAM plan for PM is required by the renewed permit for Riverton. No additional capital costs are anticipated.`

A new air permit was issued for the Iatan Generating Station on January 31, 2006. The new permit covers the entire Iatan Generating Station and includes the existing Unit No. 1 and Iatan Unit No. 2 currently under construction. The Unit No. 1 SCR, scrubber and baghouse are fully operational and the unit is operating in compliance with the permit conditions.

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions. The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan 1 prior to the Comprehensive Energy Plan project in violation of Clean Air Act regulations. We own 12% of Iatan 1. As operator, KCP&L entered into a Collaboration Agreement with those parties that provide, among other things, for the release of such claims. In May 2008, a grand jury subpoena requesting documents was received by KCP&L. KCP&L completed documentation delivery in response to the subpoena in March 2009.  We were informed in September 2009 by KCP&L that the Department of Justice did not expect to bring criminal charges under the Clean Air Act in connection with repair work, maintenance or modifications at Iatan Unit No.1.

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

The EPA has not issued guidance to the states regarding the vacated regulation nor recommended future actions. Based on CAMR, we installed a mercury analyzer at Asbury during late 2007 and installed two mercury analyzers at Riverton in 2008 in order to verify our mercury emissions and to meet the monitoring compliance date of January 1, 2009 and the Phase 1 mercury emission compliance date of January 1, 2010. We operate the mercury analyzers at Riverton and Asbury in accordance with the appropriate state environmental regulator’s guidance.

The CAMR rulemaking was revoked by the EPA after final adjudication. As a result, Maximum Achievable Control Technology (MACT) re-emerged under current law but no specific MACT rulemakings have yet been adopted in Missouri or Kansas. To date, the EPA has not issued any new proposed rulemaking.

CO2 Emissions

Our coal and gas plants, vehicles and other facilities, including EDG (our gas segment), emit carbon dioxide (CO2) and/or other greenhouse gases (GHG) which are measured in Carbon Dioxide Equivalents (CO2e). Although not currently regulated, increasing public concerns and political pressures from local, regional, national and international bodies are likely to result in the passage of new laws mandating limits on GHG emissions. On September 22, 2009, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule which requires power generating and certain other facilities, including EDG, that equal or exceed an emission threshold of 25,000 metric tons of CO2e to report GHGs to the EPA annually. The first record keeping year is 2010 with initial reporting due in March 2011. In addition, on September 30, 2009, the EPA issued the proposed “Prevention of Significant Deterioration and Title V Greenhouse Gases Tailoring Rule” that would regulate GHG emissions from emitting sources that equal or exceed a threshold of 25,000 short tons of CO2e annually. The EPA proposes to issue the final regulation in March 2010. The EPA indicated that Title V operating permits be the vehicle for regulation for existing facilities with appropriate language inserted into the permits at renewal. New units and major modifications to existing units would be regulated under the current Prevention of Significant Deterioration provisions of the Clean Air Act. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (also known as H.R. 2454). The bill includes provisions to cap CO2e levels emitted by electric utilities at 3% below 2005 levels beginning in 2012, and requiring power generators to provide a specified amount of electricity using renewable energy. Similar legislation is under consideration in the U.S. Senate. It is unclear at this time what effect, if any, final legislation will have on the EPA’s ability to regulate GHG emissions from stationary sources. We are closely monitoring proposed CO2e legislation. Certain states have taken steps to develop similar regulatory systems which may be more stringent than any federal regulations. For example, Kansas is a participating member of the Midwestern Greenhouse Gas Reduction Accord (MGGRA), one purpose of which is to develop a market-based cap and trade mechanism to reduce GHG emissions. The MGGRA has announced, however, that it will not issue a CO2e regulatory system pending federal legislation development. Although there can be no guarantee and the ultimate cost of any GHG regulations cannot be determined at this time, we would expect the cost of complying with any such regulations to be fully recoverable in our rates. We also cannot predict with certainty the impact to our financial position, liquidity or results of operations at this time.

Water.

We operate under the Kansas and Missouri Water Pollution Plans that were implemented in response to the Federal Water Pollution Control Act Amendments of 1972. The Asbury, Iatan, Riverton, Energy Center and State Line plants are in compliance with applicable regulations and have received discharge permits and subsequent renewals as required.

The Riverton Plant is affected by final regulations for Cooling Water Intake Structures issued under the Clean Water Act (CWA) Section 316(b) Phase II. The regulations became final on February 16, 2004 and required the submission of a Sampling Report and Comprehensive Demonstration Study with the permit renewal in 2008. Sampling and summary reports, which were completed during the first quarter of 2008 and submitted to the KDHE, indicate that the effect of the cooling water intake structure on Empire Lake’s aquatic life is insignificant. The need for a further Demonstration Study is not expected. On January 25, 2007, the United States Court of Appeals for the Second Circuit remanded key sections of these CWA regulations. On July 9, 2007, the EPA suspended the regulation and is expected to revise and re-propose the regulation by mid-2010. In addition, on April 14, 2008 certiorari was granted by the United States Supreme Court limited to the review as to whether Section 316(b) of the CWA authorized the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impacts at cooling water intake structures. On April 1, 2009, the U.S. Supreme Court overturned the lower court’s ruling on the cost/benefit issue and remanded the regulation to the EPA. The permit renewal application was prepared and submitted in June 2008 and the final permit was received on January 1, 2009. Under the initial regulations, we did not expect costs associated with compliance to be material. We will reassess costs after the revised rules are complete.

Ash Ponds.

We own and maintain coal ash ponds located at our Riverton and Asbury Power Plants. Additionally, we own a 12 percent interest in a coal ash pond at the Iatan Generating Station. In April and May of 2009 we received Information Collection Requests from the EPA regarding our ash ponds. The requests were completed and submitted to the EPA as directed. All of the ash ponds are compliant with existing state and federal regulations. The EPA has announced its intention, by the end of 2009, to propose new regulations pursuant to the Resource Conservation and Recovery Act governing the management and storage of coal ash wastes, and to determine whether to designate coal ash as a non-hazardous solid waste or as a hazardous waste. Following a major spill of coal ash from a surface impoundment at a coal burning power plant in Tennessee in December 2008, there is mounting pressure on the EPA to regulate coal ash as a hazardous waste. If the EPA does so, coal ash would become subject to a variety of hazardous waste regulations and the cost of handling, transporting, storing and disposing of the material would increase. We cannot predict with certainty the impact of any final EPA regulations on our financial position, liquidity or results of operations at this time.

Renewable Energy.

On November 4, 2008, Missouri voters approved the Clean Energy Initiative (Proposition C). This initiative requires investor-owned utilities in Missouri (such as Empire) to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, at the rate of at least 2% in retail sales by 2011, increasing to at least 15% by 2021. Kansas House Bill 2369, enacted in May 2009, established a renewables portfolio standard (RPS) for Kansas. The KCC will establish rules and regulations to administer the portfolio standard within 12 months. At least 25 other states have adopted RPS programs that mandate some form of renewable generation. Some of these RPS programs incorporate a trading system in which utilities are allowed to buy and sell renewable energy certificates (RECs) in order to meet compliance. Additionally, RECs are utilized by many companies in “green” marketing efforts. REC prices are driven by various market forces. We have been selling RECs and plan to continue to sell all or a portion of the RECs associated with our contracts with Elk River Windfarm, LLC and Cloud County Windfarm, LLC. With respect to the energy underlying the RECs that we sell, we may not claim that we are purchasing renewable energy for any purpose, including for purposes of complying with the new Missouri requirements. Over time, we expect to retain some of the renewable attributes associated with these contracts in order to meet the new Missouri requirements. Revenues from REC sales for the twelve months ended September 30, 2009 and 2008 were $1.1 million and $1.8 million, respectively. Revenues from REC sales for the nine months ended September 30, 2009 and 2008 were $0.9 million and $1.6 million, respectively and for the quarter ended September 30, 2009 and 2008 were $0.2 million and $0.5 million, respectively.

Gas Segment

The acquisition of our natural gas distribution assets in June 2006 involved the potential future remediation of two former manufactured gas plant (MGP) sites. Site #1 in Chillicothe, Missouri is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri. Site #2 in Marshall, Missouri has received a letter of no further action from the MDNR. A Change of Use request and work plan was approved by the MDNR allowing us to expand our existing service center at Site #1 in Chillicothe, Missouri. This project, which was completed in October 2007, included the removal of all excavated soil and the addition of a new concrete surface replacing the existing gravel at a cost of approximately $0.1 million. We estimate further remediation costs at these two sites to be no more than approximately $0.2 million, based on our best estimate at this time. The remaining liability balance of $0.2 million is recorded under noncurrent liabilities and deferred credits. In our agreement with the MPSC approving the acquisition, it was agreed that we could reflect a liability and offsetting regulatory asset not to exceed $260,000 for the sites. The MPSC agreed that up to $260,000 of costs related to the clean up of these MGP sites would be allowed for future rate recovery. Accordingly, we concluded that rate recovery was probable and at the acquisition date, a regulatory asset of $260,000 was recorded as part of the purchase price allocation based on our agreement with the MPSC.

Note 8 — Retirement Benefits

Net periodic benefit pension cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$1,449	$952	$15	$19	$409	$424
Interest cost	2,478	2,295	37	39	879	892
Expected return on plan assets	(2,582)	(2,688)	—	—	(952)	(937)
Amortization of prior service cost (1)	151	186	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	795	462	26	38	64	105
Net periodic benefit cost	$2,291	$1,207	$76	$94	$147	$231

	Nine months ended September 30,
	Pension Benefits		SERP		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$3,459	$2,676	$46	$43	$1,372	$1,238
Interest cost	7,407	6,786	111	102	2,930	2,712
Expected return on plan assets	(7,785)	(8,047)	—	—	(2,882)	(2,813)
Amortization of prior service cost (1)	453	558	(6)	(6)	(758)	(758)
Amortization of net actuarial loss (1)	2,387	1,270	77	99	652	384
Net periodic benefit cost	$5,921	$3,243	$228	$238	$1,314	$763

	Twelve months ended September 30,
	Pension Benefits		SERP		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$4,351	$3,549	$60	$55	$1,785	$1,664
Interest cost	9,669	8,900	145	132	3,835	3,567
Expected return on plan assets	(10,467)	(10,617)	—	—	(3,820)	(3,877)
Amortization of prior service cost (1)	639	801	(8)	(9)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	2,810	1,920	110	136	780	671
Net periodic benefit cost	$7,002	$4,553	$307	$314	$1,569	$1,014

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

Based on the performance of our pension plan assets through January 1, 2008 and 2009, we were not required by law to fund any additional minimum amounts in 2008.

On September 14, 2009, we made a $2.5 million contribution to our pension plan related to the 2008 plan year. No other contribution will be required in 2009. In 2009 we used our pension funding credit to meet our funding obligations. However, in 2010 our contributions are estimated to be between $9.0 million and $15.0 million. The actual minimum funding requirements will be determined based on the results of the actuarial valuations and the performance of our pension assets during 2009.

Note 9— Stock-Based Awards and Programs

Our performance based restricted stock awards, stock options and their related dividend equivalents are classified as liability awards, in accordance with fair value guidelines. Awards treated as liability instruments are revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2009	2008	2009	2008	2009	2008
Compensation Expense	$589	$429	$1,837	$1,806	$1,872	$2,262
Tax Benefit Recognized	209	152	661	657	663	822

Activity for our various stock plans for the nine months ended September 30, 2009 is summarized below:

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards are granted to qualified individuals consisting of the right to receive a number of shares of common stock at the end of the restricted period assuming performance criteria are met. The fair value of the outstanding restricted stock awards was estimated using a Monte Carlo option valuation model. The assumptions used in the model for each grant year are noted in the following table:

	Fair Value of Grants Outstanding at September 30,
	2009	2008
Risk-free interest rate	0.07% to 1.05%	1.50% to 2.09%
Expected volatility of Empire stock	28.9%	21.5%
Expected volatility of peer group stock	21.9% to 80.3%	15.9% to 45.3%
Expected dividend yield on Empire stock	7.6%	5.9%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	112.0% to 117.0%	122.0% to 150.0%
Weighted average fair value per share	$22.39	$29.01

Non-vested restricted stock awards (based on target number) as of September 30, 2009 and 2008 and changes during the nine months ended September 30, 2009 and 2008 were as follows:

	2009		2008
	Number	Weighted Average	Number	Weighted Average
	of shares	Grant Date Price	of shares	Grant Date Price
Outstanding at January 1,	52,300	$22.64	43,400	$23.02
Granted	13,500	$18.12	21,000	$21.92
Awarded	(12,394)	$22.23	(6,486)	$22.77
Not Awarded	(1,206)		(5,614)

Nonvested at September 30,	52,200	$21.57	52,300	$22.64

At September 30, 2009, there was $0.4 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of September 30, 2009 and 2008, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at September 30,
	2009	2008
Risk-free interest rate	1.01% to 2.64%	2.19% to 3.28%
Expected dividend yield	7.6%	5.9%
Expected volatility	24.0%	21.0%
Expected life in months	78	78
Market value	$ 18.09	$ 21.35
Weighted average fair value per option	$ 0.82	$ 1.75

A summary of option activity under the plan during the nine months ended September 30, 2009 and 2008 is presented below:

	2009		2008
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	205,600	$22.73	149,200	$23.04
Granted	27,000	$18.12	56,400	$21.92
Exercised	—		—
Outstanding at September 30,	232,600	$22.19	205,600	$22.73
Exercisable at September 30,	85,000	$22.46	43,300	$22.67

The aggregate intrinsic value at September 30, 2009 and 2008 was zero. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price.

The range of exercise prices for the options outstanding at September 30, 2009 was $18.12 to $23.81. The weighted-average remaining contractual life of outstanding options at September 30, 2009 and 2008 was 6.8 years and 7.3 years, respectively. As of September 30, 2009, there was $0.2 million of total unrecognized compensation expense related to the non-vested options and related dividend equivalents granted under the plan. That cost will be recognized over a period of 1 to 3 years.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2009, there were 397,744 shares available for issuance in this plan.

	2009	2008
Subscriptions outstanding at September 30	69,725	49,960
Maximum subscription price	$14.62	$18.57
Shares of stock issued (1)	44,265	38,803
Stock issuance price	$14.10	$18.61

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2009 to May 31, 2010.

Assumptions for valuation of these shares are shown in the table below.

	ESPP
	2009	2008

Weighted average fair value of grants	$3.26	$3.46
Risk-free interest rate	0.48%	2.17%
Expected dividend yield	7.90%	6.20%
Expected volatility	40.00%	26.00%
Expected life in months	12	12
Grant Date	6/1/09	6/2/08

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “Regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of operations (in thousands) for all periods presented ended September 30:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2009	2008	2009	2008	2009	2008
Electric transmission and distribution expense	$2,829	$2,829	$8,165	$8,172	$10,884	$10,715
Natural gas transmission and distribution expense	540	490	1,614	1,440	2,169	1,908
Power operation expense (other than fuel)	3,442	2,987	9,568	8,415	12,823	11,143
Customer accounts and assistance expense	2,687	2,532	7,874	7,519	10,522	9,961
Employee pension expense (1)	1,456	1,449	4,143	4,571	5,464	6,131
Employee healthcare plan (1)	1,843	1,730	4,535	5,616	6,055	7,436
General office supplies and expense	2,675	2,504	7,500	7,346	9,484	9,950
Administrative and general expense	2,592	2,664	8,442	8,152	12,017	10,797
Allowance for uncollectible accounts	741	1,172	2,541	2,623	2,862	4,104
Miscellaneous expense	49	47	49	111	104	229
Total	$18,854	$18,404	$54,431	$53,965	$72,384	$72,374

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

The tables below present statement of operations information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended September 30, 2009
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Operations Information
Revenues	$121,961	$4,795	$1,445	$(148)	$128,053
Depreciation and amortization	12,150	504	380	—	13,034
Federal and state income taxes	7,315	(643)	206	—	6,878
Operating income	23,375	(90)	392	—	23,677
Interest income	48	75	—	(81)	42
Interest expense	11,119	986	10	(81)	12,034
Income from AFUDC (debt and equity)	3,340	—	—	—	3,340
Net income	15,530	(1,036)	335	—	14,829

Capital Expenditures	$37,674	$699	$122		$38,495

	For the quarter ended September 30, 2008
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Operations Information
Revenues	$131,395	$6,056	$1,366	$(132)	$138,685
Depreciation and amortization	12,578	482	333	—	13,393
Federal and state income taxes	10,491	(754)	188	—	9,925
Operating income	27,960	(293)	352	—	28,019
Interest income	402	93	—	(129)	366
Interest expense	10,286	990	46	(129)	11,193
Income from AFUDC (debt and equity)	3,378	1	—	—	3,379
Net income	21,108	(1,234)	306	—	20,180

Capital Expenditures	$47,302	$734	$400		$48,436

	For the nine months ended September 30, 2009
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Operations Information
Revenues	$331,831	$40,800	$4,123	$(456)	$376,298
Depreciation and amortization	35,868	1,507	1,071	—	38,446
Federal and state income taxes	15,978	(66)	622	—	16,534
Operating income	54,573	2,678	1,108	—	58,359
Interest income	184	342	—	(346)	180
Interest expense	32,520	2,970	50	(346)	35,194
Income from AFUDC (debt and equity)	10,278	1	—	—	10,279
Net income	32,392	(35)	1,011	—	33,368

Capital Expenditures	$118,341	$1,554	$914		$120,809

	For the nine months ended September 30, 2008
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Operations Information
Revenues	$341,078	$42,480	$3,748	$(396)	$386,910
Depreciation and amortization	38,451	1,443	981	—	40,875
Federal and state income taxes	14,447	352	486	—	15,285
Operating income	50,618	3,347	939	—	54,904
Interest income	1,057	356	—	(424)	989
Interest expense	28,944	2,971	149	(424)	31,640
Income from AFUDC (debt and equity)	8,854	3	—	—	8,857
Net income	30,624	573	790	—	31,987

Capital Expenditures	$150,061	$1,624	$1,478		$153,163

	For the twelve months ended September 30, 2009
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Operations Information
Revenues	$439,001	$63,759	$5,380	$(589)	$507,551
Depreciation and amortization	47,721	2,004	1,407	—	51,132
Federal and state income taxes	19,296	569	510	—	20,375
Operating income	68,381	4,752	1,334		74,467
Interest income	289	375	—	(416)	248
Interest expense	43,203	3,961	103	(416)	46,851
Income from AFUDC (debt and equity)	13,932	8	—	—	13,940
Net income	39,204	1,070	830	—	41,104

Capital Expenditures	$169,036	$2,069	$1,387		$172,492

	For the twelve months ended September 30, 2008
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Operations Information
Revenues	$436,792	$60,687	$4,723	$(519)	$501,683
Depreciation and amortization	51,120	1,920	1,287	—	54,327
Federal and state income taxes	12,236	923	699	—	13,858
Operating income	56,437	5,372	954		62,763
Interest income	840	434	—	(212)	1,062
Interest expense	38,131	3,982	(128)	(212)	41,773
Income from AFUDC (debt and equity)	10,988	2	—	—	10,990
Net Income	29,009	1,522	1,054	—	31,585

Capital Expenditures	$201,484	$2,089	$3,255		$206,828

As of September 30, 2009

($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,713,740	$133,378	$21,981	$(82,234)	$1,786,865

(1) Includes goodwill of $39,492.

As of December 31, 2008

($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,621,502	$138,788	$22,186	$(68,630)	$1,713,846

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our consolidated effective federal and state income tax rates for the applicable periods ended September 30, 2009:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2009	2008	2009	2008	2009	2008
Consolidated effective federal and state income tax rates	31.7%	33.0%	33.1%	32.3%	33.1%	30.5%

The rate for the third quarter of 2009 is lower primarily due to lower income. The rates for the nine months ended and twelve months ended periods are higher primarily due to lower tax benefits received from cost of plant retirement expenditures. Our cost of retirement expenditures was unusually high during the twelve months ended September 30, 2008 due to the ice storms we experienced. This reduced benefit during this period was partially offset by an increase in the tax effects of equity AFUDC.

We decreased our estimate of unrecognized tax benefits by an immaterial amount during the quarter ended March 31, 2008 as a review of certain amended returns by the Joint Committee on Taxation was completed. The Joint Committee accepted our tax position which led us to recognize certain tax benefits previously unrecognized. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of December 31, 2008 was $2,176,000 and at September 30, 2009 was $906,000. The change is mostly due to the statute of limitations expiring on certain unrecognized tax benefits.

Our consolidated provision for income taxes decreased approximately $3.0 million during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to decreased income. Our consolidated provision for income taxes increased approximately $1.5 million during the nine months ended September 30, 2009 and $7.2 million during the twelve months ended September 30, 2009 as compared to the same periods in 2008 mainly due to increased income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment consists of our non-regulated businesses, primarily a 100% interest in Empire District Industries, Inc., a subsidiary for our fiber optics business. During the twelve months ended September 30 2009, 86.5% of our gross operating revenues were provided from sales from our electric segment (including 0.3% from the sale of water),12.6% from our gas segment and 0.9% from our other segment.

Earnings

During the third quarter of 2009, basic earnings per weighted average share of common stock were $0.43 as compared to $0.60 in the third quarter of 2008 and diluted earnings per weighted average share of common stock were $0.43 as compared to $0.59 for the third quarter of 2008. For the nine months ended September 30, 2009, basic and diluted earnings per weighted average share of common stock were $0.97 as compared to $0.95 for the nine months ended September 30, 2008. For the twelve months ended September 30, 2009, basic and diluted earnings per weighted average share of common stock were $1.20 as compared to $0.95 for the twelve months ended September 30, 2008.

Third quarter 2009 weather was the coolest summer in the past 30 years, which affected both customer demand and generation needs and was the primary driver for lower earnings in 2009 as compared to 2008. Mild weather, which reduced both on-system and off-system sales, and increased maintenance costs were the primary negative drivers for the nine month and twelve month periods. The primary positive drivers for all periods presented were decreased fuel and purchased power costs which resulted from the decreased customer demand, and rate changes, mainly due to our 2008 Missouri rate case.

The following reconciliation of basic earnings per share between the three months, nine months and twelve months ended September 30, 2008 versus September 30, 2009 is a non-GAAP presentation. We believe this information is useful in understanding the fluctuation in earnings per share between the prior and current years. The reconciliation presents the after tax impact of significant items and components of the statement of operations on a per share basis before the impact of additional stock issuances which is presented separately. Earnings per share for the three months, nine months and twelve months ended September 30, 2008 and 2009 shown in the reconciliation are presented on a GAAP basis and are the same as the amounts included in the statements of operations. This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statements of operations.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
Earnings Per Share — 2008	$0.60	$0.95	$0.95

Revenues
Electric on-system	$(0.08)	$0.09	$0.27
Electric off-system and other	(0.11)	(0.28)	(0.22)
Gas	(0.02)	(0.03)	0.06
Other	0.00	0.01	0.01
Expenses
Electric fuel and purchased power	0.06	0.37	0.45
Cost of natural gas sold and transported	0.03	0.02	(0.08)
Regulated — electric segment	(0.01)	(0.01)	0.00
Regulated —gas segment	0.00	0.00	0.00
Other segment	0.00	0.00	0.00
Maintenance and repairs	(0.02)	(0.11)	(0.13)
Depreciation and amortization	0.01	0.05	0.07
Other taxes	0.00	(0.02)	(0.01)
Interest charges	(0.02)	(0.07)	(0.11)
AFUDC	0.00	0.03	0.06
Gain on sale of assets	—	—	(0.03)
Change in effective income tax rates	0.01	(0.01)	(0.05)
Gain on sale of land	—	0.01	0.01
Other income and deductions	(0.01)	(0.02)	(0.02)
Dilutive effect of additional shares issued	(0.01)	(0.01)	(0.03)
Earnings Per Share — 2009	$0.43	$0.97	$1.20

Recent Activities

Regulatory Plan

On May 1, 2009, we began recording deferred carrying charges associated with environmental upgrades recently completed at our Iatan 1 facility in accordance with our regulatory plan. We deferred $0.8 million in the second quarter of 2009 and $0.9 million in the third quarter of 2009. Construction accounting, for purposes of the regulatory plan, allows us to defer certain charges as regulatory assets, including depreciation and carrying costs, related to operation of the facilities until the facilities are ultimately included in our rate base. The amounts deferred, which began at the in-service date for Iatan 1 and will also be deferred for Iatan 2 at its in-service date, will then be amortized over the life of the plants once they are in our rate base. The regulatory plan covers the 150 megawatt V84.3A2 combustion turbine (Unit 12) that began commercial operation on April 10, 2007 at our Riverton plant, the environmental upgrades at Asbury, which were completed in 2008, environmental upgrades at Iatan 1 and the construction of the Iatan 2 facilities. See Note 3 of “Notes to Consolidated Financial Statements (Unaudited)”.

SLCC Generator Failure

On July 3, 2009, the generator on State Line Unit 2-1, one of the combustion turbines at SLCC, failed during operation. Unit 2-1 represents about 150 megawatts of the 500 megawatts rated output of SLCC, of which we are entitled to 60%, or 300 megawatts. The remainder of SLCC was undamaged and continued to operate as normal. The cost to replace the turbine was in excess of the $1.5 million insurance deductible on the unit. We expect to recover all the costs from insurance proceeds in excess of the $1.5 million deductible. The unplanned outage did not have a material financial impact. Unit 2-1 returned to service in October 2009.

Energy Center Engine Failure

On September 28, 2009, we experienced a failure on Energy Center Unit 3, Engine A. We believe the cost will exceed our insurance deductible, which is $500,000. Engine B on this unit is operational and the unit is capable of about 50 percent of normal capability. We do not expect this unplanned outage to have a material financial impact.

2009 Storm Damage

A major wind storm caused substantial damage to our electric service territory on May 8, 2009. Approximately 83,000 of our electric customers were without power at the height of the storm. Incremental costs associated with the restoration effort due to the wind storm were approximately $6.0 million, of which $5.3 million was capitalized as additions to our utility plant and approximately $0.7 million was maintenance expense that was deferred as a regulatory asset as we believe it is probable that these costs will be recoverable in future electric rate cases.

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

The SWPA published its Final Determination Report on January 23, 2009 documenting the procedure they intended to use to calculate the present value of the future lifetime replacement cost of the electrical energy and capacity lost due to the White River Minimum Flows project at Ozark Beach. The actual hydropower compensation values were to be calculated using the method presented in the Final Determination and current values for the specified parameters based on the official implementation date. Assuming a January 1, 2011 date of implementation for the White River Minimum Flows project and November 2008 values for the specified parameters, the SWPA’s determination at that time resulted in a present value for the estimated future lifetime replacement costs of the electrical energy and capacity at Ozark Beach of $41,319,400. On June 8, 2009, the SWPA published a draft addendum to its January 2009 Final Determination Report documenting proposed changes to the SWPA’s methodology, including the inclusion of an additional discount rate source to be used by the SWPA in determination of the present value of the losses. Assuming a January 1, 2011 date of implementation for the White River Minimum Flows project and current values for the specified parameters, the SWPA’s Draft Addendum to its Final Determination results in a present value of $22,340,800 for the estimated future lifetime replacement costs of the electrical energy and capacity at Ozark Beach. We and the MPSC have provided comments on the new methodology included in the draft addendum but cannot predict the final outcome. We expect that the Army Corp of Engineers will not implement the new minimum flow plan until at least January 2011, but, at this time, we cannot be sure of the timetable as it is dependent on Congress providing funding for the economic detriment.

Regulatory Matters

On November 4, 2009, we filed a request with the Kansas Corporation Commission (KCC) for an annual increase in base rates for our Kansas electric customers in the amount of $5.2 million, or 24.6%. This request is primarily to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 completed in 2009 and at our Asbury plant completed in 2008 and our investment in new generating units at Iatan 2, the Plum Point Generating Station and our Riverton 12 unit that went on line in 2007.

On October 29, 2009, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $68.2 million, or 19.6%. This request is primarily to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 and our investment in new generating units at Iatan 2 and the Plum Point Generating Station. The Signatory Parties are currently in discussions about procedures to be used in this case, including the timing of the consideration and rate recovery of our investments in the three generating facilities and other expenditures.

On June 5, 2009, we filed a request with the MPSC for an annual increase in base rates for our Missouri gas customers in the amount of $2.9 million, or 4.9%. In this filing, we requested recovery of the ongoing cost of operating and maintaining our 1,200-mile gas distribution system and a return on equity of 11.3%. Results from this case would likely take effect in the second quarter of 2010.

All pending applications for rehearing in our 2006 Missouri electric rate case were denied by the MPSC on November 20, 2008. On December 15, 2008, the OPC filed a Petition for Writ of Review with the Cole County Circuit Court regarding the MPSC’s decisions in our 2006 rate case. Praxair and Explorer Pipeline filed a Petition for Writ of Review on December 19, 2008. These actions were consolidated into one proceeding. Briefs were filed by all parties and oral argument took place on June 2, 2009.

On May 13, 2009, the OPC filed a petition in the Jasper County Circuit Court seeking refunds with regard to utility rates for electric service paid by our customers during the period of January 1, 2007 to December 13, 2007. During this period, we charged the rates set forth in the tariffs which were approved by, and are on file with, the MPSC. We filed a motion to dismiss, or, in the alternative, motion for more definitive statement. On September 3, 2009, the Jasper County Circuit Court dismissed the petition with prejudice. On October 7, 2009, the OPC appealed the Jasper County Circuit Court decision to the Missouri Court of Appeals – Southern District.

For additional information, see “Rate Matters” below.

Financings

During the third quarter of 2009, we issued and sold 1,542,682 shares of our common stock, pursuant to our equity distribution agreement with UBS Securities LLC (UBS), at an average price per share of $18.09, resulting in proceeds to us of approximately $26.7 million (after payment of approximately $1.2 million in commissions to the sales agent). Through October 5, 2009, in the aggregate, we have issued and sold 1,692,290 shares pursuant to the program, resulting in net proceeds to us of approximately $29.3 million.

Sales of the shares pursuant to the equity distribution agreement will be made at market prices or as otherwise agreed with UBS. Under the terms of the program agreement, we may also sell shares to UBS as principal for UBS’ own account at a price agreed upon at the time of sale. On October 22, 2009 we amended the equity distribution agreement to increase the aggregate offering amount under the program from $60 million to $120 million.

On March 27, 2009, we issued $75 million principal amount of 7% first mortgage bonds due April 1, 2024. The net proceeds (after payment of expenses) of approximately $72.6 million, were used to repay short-term debt incurred, in part, to fund our current construction program.

On March 11, 2009, we entered into a $50 million unsecured credit agreement. This agreement provides for $50 million of revolving loans to be available to us for working capital, general corporate purposes and to back-up our use of commercial paper and terminates on July 15, 2010. This credit agreement is in addition to, and has substantially identical covenants and terms as (other than pricing), our Amended and Restated Unsecured Credit Agreement dated March 14, 2006. There were no borrowings under the new agreement at September 30, 2009.

Gas Storage Contract

We have signed an agreement with Southern Star to purchase one million Dths of firm gas storage service capacity for a period of five years beginning in April 2011. The reservation charge for this storage capacity is approximately $1.1 million annually. This storage capacity will enable us to better manage our natural gas commodity and transportation needs for our electric segment.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2009, compared to the same periods ended September 30, 2008.

The following table represents our results of operations by operating segment for the applicable periods ended September 30 (in millions):

	Quarter Ended		Nine Months Ended		Twelve Months Ended
	2009	2008	2009	2008	2009	2008
Income from operations
Electric	$15.5	$21.1	$32.4	$30.6	$39.2	$29.0
Gas	(1.0)	(1.2)	(0.0)	0.6	1.1	1.5
Other	0.3	0.3	1.0	0.8	0.8	1.1
Net income	$14.8	$20.2	$33.4	$32.0	$41.1	$31.6

*Differences could occur due to rounding.

Electric Segment

Overview

Our electric segment income for the third quarter of 2009 was $15.5 million as compared to $21.1 million for the third quarter of 2008.

Electric operating revenues comprised approximately 95.2% of our total operating revenues during the third quarter of 2009. Of our total electric operating revenues during the third quarter of 2009, approximately 41.1% were from residential customers, 32.3% from commercial customers,

16.2% from industrial customers, 4.2% from wholesale on-system customers, 2.2% from wholesale off-system transactions, 2.8% from other electric revenues, primarily public authorities, and 1.2% from miscellaneous sources. The percentage of revenues provided from our wholesale off-system transactions decreased during the third quarter of 2009 as compared to the third quarter of 2008, primarily due to decreased market demand resulting from milder weather in the third quarter of 2009 and general economic conditions.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales and for off-system sales for the applicable periods ended September 30, were as follows:

	kWh Sales
	(in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2009	2008	Change*	2009	2008	Change*	2009	2008	Change*
Residential	471.0	503.6	(6.5)%	1,409.1	1,478.7	(4.7)%	1,883.3	1,917.4	(1.8)%
Commercial	408.3	446.4	(8.5)	1,188.2	1,217.9	(2.4)	1,592.4	1,613.1	(1.3)
Industrial	265.6	289.3	(8.2)	757.9	820.9	(7.7)	1,010.3	1,088.1	(7.1)
Wholesale on-system	89.4	94.3	(5.2)	252.9	263.4	(4.0)	334.0	344.8	(3.1)
Other**	30.8	32.1	(3.8)	92.8	94.1	(1.4)	122.5	124.5	(0.2)
Total on-system sales	1,265.1	1,365.7	(7.4)	3,700.9	3,875.0	(4.5)	4,942.5	5,087.9	(2.9)
Off-system	100.6	164.1	(38.7)	346.3	473.8	(26.9)	560.6	563.8	(0.6)
Total KWh Sales	1,365.7	1,529.8	(10.7)	4,047.2	4,348.8	(6.9)	5,503.1	5,651.7	(2.6)

*Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

**Other kWh sales include street lighting, other public authorities and interdepartmental usage.

	Electric Segment Operating Revenues
	($ in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2009	2008	Change*	2009	2008	Change*	2009	2008	Change*
Residential	$49.9	$51.1	(2.2)%	$138.0	$136.1	1.4%	$181.2	$173.8	4.3%
Commercial	39.3	41.0	(4.1)	104.2	100.5	3.6	136.5	130.0	5.0
Industrial	19.7	20.5	(4.1)	51.3	51.9	(1.1)	66.8	67.2	(0.6)
Wholesale on-system	5.1	5.5	(7.5)	14.1	15.0	(5.9)	18.4	19.7	(6.7)
Other**	3.3	3.2	4.2	8.9	8.4	5.6	11.5	10.9	5.5
Total on-system revenues	$117.3	$121.3	(3.3)	$316.5	$311.9	1.5	$414.4	$401.6	3.2
Off-system	2.7	7.8	(65.7)	9.3	22.6	(59.1)	16.3	26.7	(38.9)
Total revenues from kWh sales	120.0	129.1	(7.0)	325.8	334.5	(2.6)	430.7	428.3	0.6
Miscellaneous revenues***	1.5	1.8	(17.8)	4.7	5.2	(8.0)	6.5	6.7	(1.8)
Total electric operating revenues	$121.5	$130.9	(7.2)	$330.5	$339.7	(2.7)	$437.2	$435.0	0.5
Water revenues	0.5	0.5	(2.1)	1.3	1.4	(2.0)	1.8	1.8	(3.3)
Total Electric Segment
Operating Revenues	$122.0	$131.4	(7.2)	$331.8	$341.1	(2.7)	$439.0	$436.8	0.5

*Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

**Other operating revenues include street lighting, other public authorities and interdepartmental usage.

***Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

On-System Operating Revenues and Kilowatt-Hour Sales

KWh sales and revenues for our on-system customers decreased during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to the mild weather in the third quarter of 2009. Revenues for our on-system customers decreased approximately $3.9 million, or 3.3%. Weather and other related factors decreased revenues by an estimated $10.8 million compared to last year’s third quarter. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for the third quarter of 2009 were 23.6% less than the same period last year and 30.1% less than the 30-year average. Rate changes contributed an estimated $6.8 million to revenues during the third quarter of 2009. Residential and commercial sales growth increased revenues an estimated $0.1 million. Our electric customer growth for the twelve months ended September 30, 2009 was 0.2%.

Residential and commercial kWh sales and revenues decreased during the third quarter of 2009 mainly due to the cooler temperatures in the third quarter of 2009.

Industrial kWh sales decreased 8.2% mainly due to a slowdown created by economic uncertainty while the associated revenues decreased 4.1% as the effects of the 2008 Missouri rate increase partially offset the economic conditions.

On-system wholesale kWh sales decreased during the third quarter of 2009 reflecting the general economic conditions and cooler weather discussed above. Revenues associated with these FERC-regulated sales decreased more than kWh sales as a result of the fuel adjustment clause applicable to such sales. This clause permits the distribution to customers of changes in fuel and purchased power costs.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available, including through the Southwest Power Pool (SPP) energy imbalance services (EIS) market. See “Competition” below. The majority of our off-system sales margins are now included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and generally adjust the fuel and purchased power expense. As a result, the off-system sales margin flows back to the customer and has no effect on net income. The following table sets forth information regarding these sales and related expenses for the quarters ended September 30:

(in millions)	2009	2008
EIS revenues	$1.4	$3.4
Other revenues	1.3	4.4
Total off-system revenues	2.7	7.8

EIS expenses	1.1	2.5
Other expenses	1.2	2.9
Total off-system expenses	2.3	5.4

Net	$0.4	$2.4

Revenues and related expenses were less during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to decreased market demand and lower gas prices that made it more economical for utilities to generate their own power rather than purchase it. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $1.5 million for the third quarter of 2009 as compared to $1.8 million in the third quarter of 2008. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions

During the third quarter of 2009, total electric segment operating expenses decreased approximately $4.8 million (4.7%) compared with the same period last year.

Total fuel and purchased power expenses decreased approximately $3.4 million (6.5%) during the third quarter of 2009. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of operations for the third quarter of 2009 and 2008.

(in millions)	2009	2008
Actual fuel and purchased power expenditures	$47.1	$49.7
Kansas regulatory adjustments*	0.1	(0.2)
Missouri fuel adjustment deferral*	0.4	2.0
Missouri fuel adjustment recovery**	0.9	—
Unrealized gain on derivatives	(0.4)	—
Total fuel and purchased power expense per income statement	$48.1	$51.5

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

**Currently being recovered from customers from prior deferral period.

The overall fuel and purchased power decrease reflects decreased generation by both our coal-fired and gas-fired units during the third quarter of 2009 reflecting decreased market demand resulting from milder weather in the third quarter of 2009 as well as decreased off-system sales.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the third quarter of 2009 as compared to the third quarter of 2008. This table incorporates all the changes mentioned above. As shown below, the largest impacts on fuel and purchased power costs were decreased generation by our gas-fired units and lower purchased power costs primarily due to decreased market demand for purchased power in the third quarter of 2009 as a result of the mild weather.

(in millions)	2009
Coal (cost)	$1.0
Natural gas (cost)	1.5
Purchased power (cost)	(2.6)
Coal generation volume	(0.9)
Natural gas generation volume	(2.1)
Purchased power spot purchase volume	0.6
Other (including fuel adjustments)	(0.9)
TOTAL	$(3.4)

Regulated operating expenses increased approximately $0.7 million (4.2%) during the third quarter of 2009 as compared to the same period in 2008 primarily due to increases of $0.7 million in professional services, $0.2 million in other steam power expense at the Asbury plant and $0.2 million in general labor costs. These increases were partially offset by a $0.4 million decrease in injuries and damages expense.

Maintenance and repairs expense increased approximately $1.1 million (16.1%) in the third quarter of 2009 as compared to 2008 primarily due to increases of $1.1 million in distribution maintenance costs (including $0.5 million of ice storm related amortization) and $0.3 million in system reliability maintenance (infrastructure inspection) costs partially offset by a $0.2 million decrease in maintenance and repairs expense at the Riverton plant.

Depreciation and amortization expense decreased approximately $0.4 million (3.4%) during the quarter primarily due to reduced regulatory amortization resulting from the 2008 Missouri rate case that went into effect on August 23, 2008. Other taxes increased approximately $0.3 million during the third quarter of 2009 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

On-System Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to milder weather in the first nine months of 2009 as compared to the same period in 2008. However, revenues for our on-system customers increased approximately $4.6 million, or 1.5%. Rate changes contributed an estimated $20.1 million during the nine months ended September 30, 2009 while sales growth contributed an estimated $0.6 million. Weather and other related factors decreased revenues by an estimated $16.1 million compared to the nine months ended September 30, 2008.

The decrease in residential and commercial kWh sales during the nine months ended September 30, 2009 was primarily due to the mild weather in 2009. The related revenues increased during the first nine months of 2009, primarily as a result of the 2008 Missouri rate increase.

Industrial kWh sales decreased 7.7% mainly due to a slowdown created by economic uncertainty while the associated revenues decreased only 1.1% due to the effects of the Missouri rate increase which partially offset the economic conditions.

On-system wholesale kWh sales decreased during the nine months ended September 30, 2009 reflecting the economic conditions and mild weather discussed above while the revenues associated with these FERC-regulated sales decreased more as a result of the fuel adjustment clause applicable to such sales.

Off-System Electric Transactions

The following table sets forth information regarding our off-system sales and related expenses for the nine months ended September 30:

(in millions)	2009	2008
EIS revenues	$3.8	$10.7
Other revenues	5.5	11.9
Total off-system revenues	9.3	22.6

EIS expenses	3.2	7.5
Other expenses	4.7	8.8
Total off-system expenses	7.9	16.3

Net	$1.4	$6.3

Revenues and related expenses were less during the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to decreased market demand resulting from mild weather and decreased gas prices. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $4.7 million for the nine months ended September 30, 2009 as compared to $5.2 million during the same period in 2008. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions

During the nine months ended September 30, 2009, total electric segment operating expenses decreased approximately $13.2 million (4.6%) compared with the same period last year.

Total fuel and purchased power expenses decreased approximately $18.9 million (12.2%) during the nine months ended September 30, 2009. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of operations for the nine months ended September 30, 2009 and 2008.

(in millions)	2009	2008
Actual fuel and purchased power expenditures	$135.5	$154.1
Kansas regulatory adjustments*	0.5	(0.7)
Missouri fuel adjustment deferral*	(0.2)	2.0
Missouri fuel adjustment recovery**	1.1	—
Unrealized gain on derivatives	(0.4)	—
Total fuel and purchased power expense per income statement	$136.5	$155.4

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

**Currently being recovered from customers from prior deferral period.

The overall fuel and purchased power expenses decrease reflects decreased generation by both our coal-fired and gas-fired units during the nine months ended September 30, 2009 as compared to the same period in 2008 reflecting the effect of decreased market demand resulting from milder weather in 2009 as well as decreased off-system sales.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This table incorporates all the changes mentioned above. As shown below, the largest impacts on fuel and purchased power costs were decreased generation by our gas-fired units and lower gas prices which decreased both generation and purchased power costs.

(in millions)	2009
Coal (cost)	$3.7
Natural gas (cost)	(3.5)
Purchased power (cost)	(11.1)
Coal generation volume	(2.3)
Natural gas generation volume	(10.1)
Purchased power spot purchase volume	2.1
Natural gas – gain on unwind of positions	2.1
Other (including fuel adjustments)	0.2
TOTAL	$(18.9)

Regulated operating expenses for our electric segment increased approximately $0.4 million (0.8%) during the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to increases of $1.2 million in professional services, $0.7 million in other steam power expense, $0.4 million in customer accounts expense and $0.3 million in general labor costs. These increases were partially offset by decreases of $1.1 million in employee health care expense, $0.7 million in injuries and damages expense and $0.5 million in employee pension expense.

Maintenance and repairs expense increased approximately $5.4 million (28.7%) during the nine months ended September 30, 2009 as compared to 2008 primarily due to increases of $3.8 million in distribution maintenance costs (including $2.4 million of ice storm related amortization), $0.7 million in maintenance and repairs expense due to the SLCC maintenance outage in the first quarter of 2009, $0.7 million in maintenance and repairs expense at the Asbury plant, $0.2 million in transmission maintenance expense, $0.1 million in maintenance and repairs expense at the Iatan plant, $0.1 million in maintenance and repairs expense at the Energy Center plant and $0.1 million in maintenance and repairs expense at the State Line plant. These increases were partially offset by a $0.3 million decrease in maintenance and repairs expense at the Riverton plant.

Depreciation and amortization expense decreased approximately $2.6 million (6.7%) during the nine months ended September 30, 2009 primarily due to reduced regulatory amortization resulting from the 2008 Missouri rate case that went into effect on August 23, 2008. Other taxes increased approximately $0.8 million during the nine months ended September 30, 2009 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended September 30, 2009 Compared to Twelve Months Ended September 30, 2008

On-System Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended September 30, 2009, kWh sales to our on-system customers decreased 2.9% with the associated revenues increasing approximately $12.8 million (3.2%). Rate changes, primarily the August 2008 Missouri rate increase (discussed below), contributed an estimated $25.4 million to revenues while continued sales growth contributed an estimated $1.2 million. Weather and other related factors decreased revenues an estimated $13.8 million.

The decrease in residential and commercial kWh sales during the twelve months ended September 30, 2009 was primarily due to the mild weather in 2009. The related revenues increased during the twelve months ended September 30, 2009 primarily as a result of the 2008 Missouri rate increase and continued sales growth. Industrial kWh sales decreased 7.1% mainly due to a slowdown created by economic uncertainty while the associated revenues decreased only 0.6% due to the effects of the Missouri rate increase which partially offset the economic conditions. On-system wholesale kWh sales and revenues decreased reflecting the general economic conditions and mild weather.

Off-System Electric Transactions

The following table sets forth information regarding our off-system sales and related expenses for the twelve months ended September 30:

(in millions)	2009	2008
EIS revenues	$6.2	$13.1
Other revenues	10.1	13.6
Total off-system revenues	16.3	26.7

EIS expenses	5.0	9.3
Other expenses	8.0	10.3
Total off-system expenses	13.0	19.6

Net	$3.3	$7.1

Revenues and related expenses were less during the twelve months ended September 30, 2009 as compared to the same period in 2008 primarily due to decreased market demand. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $6.5 million for the twelve months ended September 30, 2009 as compared to $6.7 million during the same period in 2008. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions

During the twelve months ended September 30, 2009, total electric segment operating expenses decreased approximately $9.7 million (2.6%) compared with the same period last year.

Total fuel and purchased power expenses decreased approximately $21.7 million (10.5%) during the twelve months ended September 30, 2009. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of operations for the twelve months ended September 30, 2009 and 2008.

(in millions)	2009	2008
Actual fuel and purchased power expenditures	$185.5	$205.5
Kansas regulatory adjustments*	0.6	(0.6)
Missouri fuel adjustment deferral*	(2.0)	2.0
Missouri fuel adjustment recovery**	1.1	—
Total fuel and purchased power expense per income statement	$185.2	$206.9

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

**Currently being recovered from customers from prior deferral period.

The overall fuel and purchased power expense decrease includes the effect of decreased market demand resulting from mild weather in 2009 as well as the effects of an extended outage at the Asbury plant lasting from the fourth quarter of 2007 into the first quarter of 2008 during which time we relied on purchased power and our gas-fired units to replace our coal-fired generation. The decrease in fuel costs also includes the effect of decreased off-system sales.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the twelve months ended September 30, 2009 as when compared to the twelve months ended September 30, 2008. This table incorporates all the changes mentioned above. As shown below, the largest impacts on fuel and purchased power costs were lower purchased power and natural gas prices and decreased generation by our gas-fired units.

(in millions)	2009
Coal (cost)	$5.2
Natural gas (cost)	(10.7)
Purchased power (cost)	(11.6)
Coal generation volume	0.4
Natural gas generation volume	(5.4)
Purchased power spot purchase volume	(1.2)
Natural gas – gain on unwind of positions	2.1
Other (including fuel adjustments)	(0.5)
TOTAL	$(21.7)

Regulated operating expenses for our electric segment were virtually the same during the twelve months ended September 30, 2009 as compared to the same period in 2008. Increases of $1.2 million in other steam power expense and $1.6 million in professional services were offset by decreases of $1.4 million in employee health care expense, $0.8 million in employee pension expense and $0.7 million in uncollectible accounts.

Maintenance and repairs expense increased approximately $6.1 million (22.8%) during the twelve months ended September 30, 2009 as compared to 2008 primarily due to increases of $3.8 million in distribution maintenance costs (including $3.4 million of ice storm related amortization), $0.6 million in maintenance and repairs expense due to the SLCC maintenance outage in the first quarter of 2009, $0.9 million in maintenance and repairs expense at the Iatan plant due to an outage in the fourth quarter of 2008, $0.4 million in maintenance and repairs expense at the Asbury plant and $0.3 million in transmission maintenance costs.

Total electric segment operating expenses for the twelve months ended September 30, 2008 were reduced due to a $1.2 million gain we recognized in the fourth quarter of 2007 from the sale of our steel unit train set. We recognized no corresponding gains during the twelve months ended September 30, 2009.

Depreciation and amortization expense decreased approximately $3.4 million (6.6%) during the twelve months ended September 30, 2009 primarily due to reduced regulatory amortization resulting from the 2008 Missouri rate case that went into effect on August 23, 2008. Other taxes increased approximately $0.5 million during the twelve months ended September 30, 2009 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

Total Gas Delivered to Customers

	Three Months Ended		%	Nine Months Ended		%	Twelve Months Ended		%
bcf sales	2009	2008	change	2009	2008	change	2009	2008	change
Residential	0.13	0.11	24.6%	1.74	1.96	(11.5)%	2.72	2.93	(7.0)%
Commercial	0.12	0.10	15.4	0.84	0.94	(10.8)	1.30	1.36	(4.6)
Industrial*	0.02	0.13	(88.4)	0.18	0.33	(44.8)	0.40	0.38	7.0
Other**	0.00	0.00	(34.1)	0.02	0.02	(18.9)	0.03	0.03	(8.0)
Total retail sales	0.27	0.34	(22.3)	2.78	3.26	(14.8)	4.45	4.70	(5.2)
Transportation sales	0.88	0.77	13.9	2.96	2.98	(0.5)	4.05	4.14	(2.3)
Total gas operating sales	1.15	1.12	2.8	5.74	6.24	(7.9)	8.50	8.84	(3.8)

*Percentage change reflects the transfer of a customer from transportation to industrial sales in April 2008 and back to transportation in May 2009.

**Other includes other public authorities and interdepartmental usage.

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Nine Months Ended			Twelve Months Ended
($ in millions)	2009	2008	% change	2009	2008	% change	2009	2008	% change
Residential	$2.5	$2.6	(3.7)%	$25.5	$25.7	(0.9)%	$39.4	$37.8	4.4%
Commercial	1.5	1.7	(10.3)	11.0	11.3	(2.6)	17.1	16.2	5.7
Industrial*	0.2	1.2	(85.5)	1.8	3.0	(40.6)	3.9	3.4	13.7
Other**	0.0	0.0	(36.3)	0.3	0.3	(8.7)	0.4	0.4	3.4
Total retail revenues	$4.2	$5.5	(23.8)	$38.6	$40.3	(4.4)	$60.8	$57.8	5.3
Other revenues	0.0	0.0	(3.5)	0.1	0.2	(0.6)	0.2	0.2	2.0
Transportation revenues*	0.6	0.5	13.4	2.1	2.0	4.5	2.8	2.7	0.8
Total gas operating revenues	$4.8	$6.0	(20.8)	$40.8	$42.5	(4.0)	$63.8	$60.7	5.1
Cost of gas sold	2.0	3.4	(40.4)	25.6	26.4	(3.3)	41.8	38.0	10.0
Gas operating revenues over cost of gas in rates	$2.8	$2.6	4.5	$15.2	$16.1	(5.1)	$22.0	$22.7	(3.1)

*Percentage change reflects the transfer of a customer from transportation to industrial sales in April 2008 and back to transportation in May 2009.

**Other includes other public authorities and interdepartmental usage.

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Operating Revenues and bcf Sales

Gas retail sales decreased 22.3% during the third quarter of 2009 as compared to 2008 primarily due to customer contraction of 1.36%, the suspension of operations by a large volume industrial customer and the transfer of a customer from industrial sales to transport. Residential sales increased 24.6% and commercial sales increased 15.4% during the third quarter of 2009 as compared to the third quarter of 2008. Industrial sales decreased 88.4% during the third quarter of 2009 as compared to the same period in 2008 due to the suspension of operations by a large volume industrial customer in the first quarter of 2009 and the transfer mentioned above.

During the third quarter of 2009, gas segment revenues were approximately $4.8 million as compared to $6.0 million in the third quarter of 2008, a decrease of 20.8%. During the third quarter of 2009, our PGA revenue (which represents the cost of gas recovered from our customers) was approximately $2.0 million as compared to $3.4 million in the third quarter of 2008, a decrease of approximately $1.4 million. This decrease was largely driven by the decrease in industrial sales and a decrease in the PGA that went into effect May 15, 2009.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of September 30, 2009, we had unrecovered purchased gas costs of $0.6 million recorded as a regulatory asset. On October 30, 2009, we filed a request with the MPSC for a decrease in the PGA for our gas customers.

Operating Revenue Deductions

Total other operating expenses were approximately $2.3 million during the third quarter of 2009 as compared to $2.6 million in the third quarter of 2008 mainly due to a decrease of $0.3 million in customer accounts expense. Our gas segment had a net loss of $1.0 million for the third quarter of 2009 as compared to a net loss of $1.2 million for the third quarter of 2008, which is not unexpected due to the seasonality of the gas segment whose heating season runs from November to March of each year.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Operating Revenues and bcf Sales

Gas retail sales decreased 14.8% during the nine months ended September 30, 2009 as compared to the same period in 2008 mainly due to mild weather during 2009, customer contraction and the suspension of operations by a large volume industrial customer in the first quarter of 2009. Residential and commercial sales decreased during the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to the milder weather and customer contraction. Industrial sales decreased during the nine months ended September 30, 2009 as compared to the same period in 2008 mainly due to the suspension of operations of a customer mentioned above.

During the nine months ended September 30, 2009, gas segment revenues were approximately $40.8 million as compared to $42.5 million in the nine months ended September 30, 2008, a decrease of 4.0%. This decrease was largely driven by the decrease in industrial sales. During the nine months ended September 30, 2009, our PGA revenue was approximately $25.6 million as compared to $26.4 million during the nine months ended September 30, 2008, a decrease of approximately $0.8 million.

Operating Revenue Deductions

Total other operating expenses were $7.8 million for the nine months ended September 30, 2009 as compared to $7.7 million for the nine months ended September 30, 2008. Our gas segment had a net loss of less than $0.1 million for the nine months ended September 30, 2009 as compared to net income of $0.6 million for the nine months ended September 30, 2008.

Twelve Months Ended September 30, 2009 Compared to Twelve Months Ended September 30, 2008

Operating Revenues and bcf Sales

Gas retail sales decreased 5.2% during the twelve months ended September 30, 2009 mainly due to a decrease in residential and commercial sales as compared to 2008. Industrial sales increased during the twelve months ended September 30, 2009 as compared to the same period in 2008 due to the transfer of a large volume industrial customer from transportation to sales service and the addition of a new large volume industrial customer in the second quarter of 2008.

During the twelve months ended September 30, 2009, gas segment revenues were approximately $63.8 million as compared to $60.7 million in the twelve months ended September 30, 2008, an increase of 5.1%. This increase was largely driven by the increase in industrial sales and PGA revenue. During the twelve months ended September 30, 2009, our PGA revenue was approximately $41.8 million as compared to $38.0 million during the twelve months ended September 30, 2008, an increase of approximately $3.8 million.

Operating Revenue Deductions

Total other operating expenses were $10.2 million for the twelve months ended September 30, 2009 as compared to $10.3 million for the twelve months ended September 30, 2008. This decrease was mainly due to a decrease of $0.4 million in customer accounts expense partially offset by a $0.2 million increase in distribution operation expense. Our gas segment had net income of $1.1 million for the twelve months ended September 30, 2009 as compared to $1.5 million for the twelve months ended September 30, 2008.

Other Segment

Our other segment consists of our non-regulated business, primarily the leasing of fiber optics cable and equipment (which we are also using in our own utility operations). The following table represents the results for our other segment for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(in millions)	2009	2008	2009	2008	2009	2008

Revenues	$1.4	$1.4	$4.1	$3.8	$5.4	$4.7
Expenses	1.1	1.1	3.1	3.0	4.6	3.6
Net income*	$0.3	$0.3	$1.0	$0.8	$0.8	$1.1

Consolidated Company

Income Taxes

Our consolidated provision for income taxes decreased approximately $3.0 million during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to decreased income. Our consolidated provision for income taxes increased approximately $1.5 million during the nine months ended September 30, 2009 and $7.2 million during the twelve months ended September 30, 2009 as compared to the same periods in 2008 mainly due to increased income.

The following table shows our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2009	2008	2009	2008	2009	2008
Consolidated effective federal and state income tax rates	31.7%	33.0%	33.1%	32.3%	33.1%	30.5%

The rate for the third quarter of 2009 is lower primarily due to lower income. The rates for the nine month ended and twelve month ended periods are higher primarily due to lower tax benefits received from cost of plant retirement expenditures. Our cost of retirement expenditures was unusually high during the twelve months ended September 30, 2008 due to the ice storms we experienced in 2007. This reduced benefit during this period was partially offset by an increase in the tax effects of equity AFUDC.

Nonoperating Items

Total allowance for funds used during construction (AFUDC) decreased $0.1 million in the third quarter of 2009 as compared to 2008 primarily due to the completion in April 2009 of the Iatan 1 project and lower AFUDC rates. AFUDC increased $1.4 million during the nine months ended September 30, 2009 and increased $2.9 million during the twelve months ended September 30, 2009 as compared to the same periods in the prior year due to higher levels of construction in each period.

Total interest charges on long-term and short-term debt for the periods ended September 30, 2009 are shown below. The increases in long-term debt interest for all three periods reflect the interest on the $75 million principal amount of first mortgage bonds we issued March 27, 2009. The increases in long-term debt interest for the nine months ended and twelve months ended periods also reflect the $90 million principal amount of first mortgage bonds we issued May 16, 2008. The decreases in short-term debt interest for all three periods reflect lower cost of borrowing.

	Interest Charges
	($ in millions)
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2009	2008	Change*	2009	2008	Change*	2009	2008	Change*
Long-term debt interest	$10.9	$9.6	14.1%	$31.4	$26.4	18.8%	$41.0	$34.5	18.8%
Short-term debt interest	0.2	0.2	(19.6)	1.0	1.1	(9.6)	1.7	1.9	(5.5)
Note payable to securitization trust interest	1.1	1.1	0.0	3.2	3.2	0.0	4.3	4.3	0.0
Iatan 1 carrying charges	(0.3)	—	—	(0.9)	—	—	(0.9)	—	—
Other interest	0.1	0.3	(49.3)	0.5	0.9	(46.1)	0.8	1.1	(34.9)
Total interest charges	$12.0	$11.2	7.5	$35.2	$31.6	11.2	$46.9	$41.8	12.2

Other Comprehensive Income

The change in the fair value of the effective portion of our open gas contracts designated as cash flow hedges entered into prior to September 1, 2008 for our electric segment and the gains and losses on these contracts settled during the periods being reported, including the tax effect of these items, are reflected in our Consolidated Statement of Comprehensive Income. The fair value changes and settlement activity of open electric segment derivative contracts purchased prior to September 1, 2008, the effective date of our fuel adjustment mechanism, are shown below. The net change in fair value is recorded as accumulated other comprehensive income in the capitalization section of our balance sheet and does not affect net income or earnings per share. All of these contracts have been designated as cash flow hedges. The unrealized gains and losses accumulated in other comprehensive income are reclassified to fuel and purchased power in the periods in which the hedged transaction is actually realized or no longer qualifies for hedge accounting.

The following table sets forth the pre-tax gains/(losses) of this activity and the related tax effect in Other Comprehensive Income for the presented periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(in millions)	2009	2008	2009	2008	2009	2008
Natural gas contracts settled (1)	$6.0	$(3.7)	$12.7	$(6.3)	$15.1	$(6.6)
Change in FMV of open contracts for natural gas	$(0.1)	$(34.1)	$(7.6)	$(0.2)	$(24.7)	$3.4
Taxes	$(2.2)	$14.4	$(1.9)	$2.5	$3.7	$1.2
Total change in OCI — net of tax	$3.7	$(23.4)	$3.2	$(4.0)	$(5.9)	$(2.0)

(1) Reflected in fuel expense.

RATE MATTERS

We continually assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Electric Segment

Missouri

2009 Rate Case

On October 29, 2009, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $68.2 million, or 19.6%. This request is primarily to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 and our investment in new generating units at Iatan 2 and the Plum Point Generating Station. The Signatory Parties are currently in discussions about procedures to be used in this case, including the timing of the consideration and rate recovery of our investments in the three generating facilities and other expenditures.

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

The MPSC also authorized a fuel adjustment clause for our Missouri customers effective September 1, 2008. The MPSC established a base cost for the recovery of fuel and purchased power expenses used to supply energy. The clause permits the distribution to customers of 95% of the changes in fuel and purchased power costs above or below the base cost. Off-system sales margins are also part of the recovery of fuel and purchased power costs. As a result, the off-system sales margin flows back to the customer. Rates related to the recovery of fuel and purchased power costs will be modified twice a year subject to the review and approval by the MPSC. In accordance with accounting guidance for regulated activities, 95% of the difference between the actual cost of fuel and purchased power and the base cost of fuel and purchased power recovered from our customers is recorded as an adjustment to fuel and purchased power expense with a corresponding regulatory asset or a regulatory liability. If the actual fuel and purchased power costs are higher or lower than the base fuel and purchased power costs billed to customers, 95% of these amounts will be recovered or refunded to our customers when the fuel adjustment clause is modified. On April 1, 2009, we filed proposed rate schedules with the MPSC requesting an increase of $1.9 million in revenues for the under recovered fuel costs recognized for the six month period ended February 28, 2009. This increase in revenue was approved by the MPSC on May 21, 2009, became effective June 1, 2009 and is billed through our fuel adjustment clause. On October 1, 2009, we filed proposed rate schedules with the MPSC requesting a decrease of $0.8 million in revenues for the over recovered fuel and purchased power costs recognized for the six month period ended August 31, 2009.

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

On October 2, 2008, the OPC and intervenors Praxair, Inc. and Explorer Pipeline Company filed Petitions for Writ of Review with the Cole County Circuit Court. These actions were consolidated into one proceeding, briefs were filed and the Cole County Circuit Court heard oral arguments on September 29, 2009.

2006 Rate Case

All pending applications for rehearing in our Missouri 2006 rate case were denied by the MPSC on November 20, 2008. On December 15, 2008, the OPC filed a Petition for Writ of Review with the Cole County Circuit Court regarding the MPSC’s decisions in our 2006 rate case. Praxair and Explorer Pipeline filed a Petition for Writ of Review on December 19, 2008. These actions were consolidated into one proceeding. Briefs were filed by all parties and oral arguments were held on June 2, 2009.

On May 13, 2009, the OPC filed a petition in the Jasper County Circuit Court seeking refunds with regard to utility rates for electric service paid by our customers during the period of January 1, 2007 to December 13, 2007. During this period, we charged the rates set forth in the tariffs which were approved by, and are on file with, the MPSC. We filed a motion to dismiss, or, in the alternative, motion for more definitive statement. On September 3, 2009, the Jasper County Circuit Court dismissed the petition with prejudice. On October 7, 2009, the OPC appealed the Jasper County Circuit Court decision to the Missouri Court of Appeals — Southern District.

Kansas

On November 4, 2009, we filed a request with the KCC for an annual increase in base rates for our Kansas electric customers in the amount of $5.2 million, or 24.6%. This request is primarily to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 completed in 2009 and at our Asbury plant completed in 2008 and our investment in new generating units at Iatan 2, the Plum Point Generating Station and our Riverton 12 unit that went on line in 2007.

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

As part of our market based pricing authority, we are required to conduct a market power analysis within our service territory and within the SPP RTO region every three years. We filed our triennial market power analysis with the FERC on July 30, 2009, concluding there were no material changes to our market position. As a result, we do not anticipate any changes to our existing market based rate authority. The FERC’s acceptance of our filing is pending.

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

On May 21, 2009, the FERC issued an order clarifying that, going forward, small public utilities that have been granted waiver of Order No. 889 (Open Access Same Time Information Systems (OASIS) requirement) and the Standards of Conduct for transmission operations, which includes us, are required to submit a notification filing if there has been a material change in facts that may affect the basis on which a public utility’s waiver was premised. The Standards of Conduct generally govern the communications between our day to day transmission operations personnel and our day to day wholesale marketing and sales personnel. We submitted our filing on July 13, 2009 in which we believe continuation of our waiver, issued in 1997 and reaffirmed in 2004, is appropriate and reasonable. Based on the May 21, 2009 order, it is possible that the FERC will revoke our waiver which would impact communication between our transmission and wholesale marketing and sales functions and operations within our organization. As part of our filing, we sought a twelve month extension in order to comply with the Standard of Conduct requirements in the event the FERC determined that revoking our waiver was appropriate. The FERC’s decision on this and other Standard of Conduct waiver filings is pending.

LIQUIDITY AND CAPITAL RESOURCES

We used approximately $117.1 million of cash for capital expenditures during the nine months ended September 30, 2009. Our primary source of cash for these expenditures during the nine months ended September 30, 2009 was $106.9 million in cash provided by operating activities. As of September 30, 2009, our working capital was negative (current liabilities exceeded current assets), primarily due to the reclassification of $70 million of long-term debt to reflect its current maturity and the continued use of short-term debt to fund our construction program. Our current maturities include $20 million due November 1, 2009 (which was paid at maturity) and $50 million due April 1, 2010. We expect to refinance some or all of the long-term debt and continue to use short-term debt under our unsecured credit agreements. We also have an equity distribution program in place which is designed to provide additional funds from the issuance of equity from time to time.

Summary of Cash Flows (in millions)

	Nine Months Ended September 30,
	2009	2008
Cash provided by/(used in):
Operating activities	$106.9	$86.8
Investing activities	(116.5)	(162.1)
Financing activities	12.8	80.9
Net change in cash and cash equivalents	$3.2	$5.6

Operating Activities

Our net cash flows provided by continuing operating activities were $106.9 million during the nine months ended September 30, 2009 as compared to $86.8 million for the nine months ended September 30, 2008. This $20.1 million increase was primarily due to changes in the level of fuel, materials and supplies and increases to net income for non-cash expenses, including non-cash losses on derivatives settling through our margin accounts. Increases in deferred taxes also positively impacted cash flows.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $45.6 million during the nine months ended September 30, 2009 to $116.5 million as compared to $162.1 million in the nine months ended September 30, 2008. This change occurred primarily due to a decrease in capital expenditures. The 2008 capital expenditures reflect cash outlays for the December 2007 ice storm. These expenditures were incurred in 2007 but paid in the first quarter of 2008. In addition, expenditures for new generation and distribution and transmission system additions are lower this year than last. Partially offsetting the capital expenditures during the nine months ended September 30, 2009 were proceeds from the sale of land totaling $0.5 million.

A breakdown of the capital expenditures for the nine months ended September 30, 2009 is as follows:

Capital Expenditures
Nine Months Ended
(in millions)	September 30, 2009
Distribution and transmission system additions	$24.9
New Generation — Plum Point Energy Station	13.3
New Generation — Iatan 2	49.3
Storms	6.5
Additions and replacements — electric plant	25.8
Gas segment additions and replacements	1.5
Transportation	1.3
Other (including retirements and salvage -net) (1)	(2.8)
Subtotal	119.8
Non-regulated capital expenditures (primarily fiber optics)	1.0
Subtotal capital expenditures incurred (2)	120.8
Adjusted for capital expenditures payable (3)	3.7
Total cash outlay	$117.1

(1) Other includes equity AFUDC of $(4.1) million.

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

100% of our cash requirements for capital expenditures during the third quarter of 2009 were satisfied internally from operations (funds provided by operating activities less dividends paid).

We estimate that our capital expenditures for the remainder of 2009 will be approximately $51.8 million and for 2010 will be approximately $110.9 million, excluding AFUDC. We estimate that internally generated funds will provide approximately 19% of the funds required for the remainder of our budgeted 2009 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our equity distribution agreement discussed below, as well as under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, our 401(k) Plan and our ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows provided by financing activities decreased $68.1 million to $12.8 million in 2009 as compared to $80.9 million in 2008 primarily due to lower financing needs as a result of the decrease in capital expenditures discussed above. Our 2009 financing needs were satisfied as set forth below.

On February 25, 2009, we entered into an equity distribution agreement with UBS Securities LLC (UBS). Under the terms of the agreement, we may offer and sell shares of our common stock, par value $1.00 per share, having an aggregate offering amount of up to $60 million from time to time through UBS, as sales agent. On October 22, 2009 we amended the agreement to increase the aggregate offering amount from $60 million to $120 million. We intend to use the net proceeds from this equity distribution program to repay short-term debt and for general corporate purposes, including to fund our current construction program. During the third quarter of 2009, we issued and sold 1,542,682 shares pursuant to this equity distribution program, at an average price per share of $18.09, resulting in proceeds to us of approximately $26.7 million (after payment of approximately $1.2 million in commissions to the sales agent). Through October 5, 2009, in the aggregate, we have issued and sold 1,692,290 shares pursuant to the program, resulting in net proceeds to us of approximately $29.3 million.

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

We have a $400 million shelf registration statement with the SEC, which became effective on August 15, 2008, covering our common stock, unsecured debt securities, preference stock, first mortgage bonds and trust preferred securities. As of October 31, 2009, in addition to amounts remaining under the equity distribution program described above, $205 million remains available for issuance under this shelf registration statement. Of the original $400 million, $250 million was available for first mortgage bonds with $175 million remaining available after the issuance of $75 million in first mortgage bonds on March 27, 2009. We plan to use a portion of the proceeds from issuances under this shelf to fund a portion of the capital expenditures for our new generation projects.

On March 11, 2009, we entered into a $50 million unsecured credit agreement. This agreement provides for $50 million of revolving loans to be available to us for working capital, general corporate purposes and to back-up our use of commercial paper and terminates on July 15, 2010. This credit agreement is in addition to, and has substantially identical covenants and terms as (other than pricing), our Amended and Restated Unsecured Credit Agreement dated March 14, 2006 discussed below. There were no borrowings under this agreement at September 30, 2009.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility until July 15, 2010. Borrowings (other than through commercial paper) are at the bank’s prime commercial rate or LIBOR plus 80 basis points based on our current credit ratings and the pricing schedule in the line of credit facility. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amends and restates the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $10.0 million as of November 1, 2009. The unallocated credit facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our note payable to the securitization trust) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the note payable to the securitization trust) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2009, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were $40.0 million of availability thereunder of outstanding borrowings under this agreement at September 30, 2009 and an additional $4.0 million was used to back up our outstanding commercial paper.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2009 would permit us to issue approximately $238.6 million of new first mortgage bonds based on this test with an assumed interest rate of 7.0%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At September 30, 2009, we had retired bonds and net property additions which would enable the issuance of at least $628.9 million principal amount of bonds if the annual interest requirements are met. As of September 30, 2009, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of September 30, 2009, this test would not allow us to issue new first mortgage bonds.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa2	BBB-
First Mortgage Bonds	BBB+	Baa1	BBB+
First Mortgage Bonds - Pollution Control Series**	AAA	Aaa	AAA
Senior Notes	BBB	Baa2	BBB-
Trust Preferred Securities	BBB-	Baa3	BB
Commercial Paper	F2	P-2	A-3
Outlook	Negative	Negative	Stable

*Not rated

**Insured by a third party insurer.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not significantly changed at September 30, 2009, compared to December 31, 2008 other than the $75 million principal amount of 7% first mortgage bonds issued on March 27, 2009 and due April 1, 2024 and related interest costs. In addition, during the third quarter, we entered into two railcar leases. The first lease is for 135 railcars for our Asbury plant for ten years with payments totaling $6.5 million, of which $0.7 million is due in less than one year, $1.3 million is due in one to three years, $1.3 million is due in three to five years and the remaining $3.2 million is due in more than 5 years. The second lease is for 54 railcars which are still being constructed. This is a 15 year lease for our Plum Point plant and payments will be determined upon completion of the railcars in the fourth quarter of 2009. We signed an agreement with Southern Star to purchase 1 million Dths of firm gas storage service capacity for a period of five years beginning in April 2011 for our electric segment. The reservation charge for this storage capacity is approximately $1.1 million annually.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of September 30, 2009 our retained earnings balance was $13.9 million, compared to $16.7 million as of September 30, 2008, after paying out $33.1 million in dividends during the first nine months of 2009. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price. On October 22, 2009, the Board of Directors declared a quarterly dividend of $0.32 per share on common stock payable December 15, 2009 to holders of record as of December 1, 2009.

Our diluted earnings per share were $0.97 for the nine months ended September 30, 2009 and were $1.17 and $1.09 for the years ended December 31, 2008 and 2007, respectively. Dividends paid per share were $0.96 for the nine months ended September 30, 2009 and $1.28 for each of the years ended December 31, 2008 and 2007.

Under Kansas corporate law, our Board of Directors may only declare and pay dividends out of our surplus or, if there is no surplus, out of our net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, or both. Our surplus, under Kansas law, is equal to our retained earnings plus accumulated other comprehensive income/(loss), net of income tax.

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the sum of $10.75 million and the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. On March 11, 2008, we amended the EDE Mortgage in order to provide us with more flexibility to pay dividends to our shareholders by increasing the basket available to pay dividends by $10.75 million, as described above. As of September 30, 2009, this restriction did not prevent us from issuing dividends.

In addition, under certain circumstances, our Junior Subordinated Debentures, 8-1/2% Series due 2031, reflected as a note payable to securitization trust on our balance sheet, held by Empire District Electric Trust I, an unconsolidated securitization trust subsidiary, may also restrict our ability to pay dividends on our common stock. These restrictions apply if: (1) we have knowledge that an event has occurred that would constitute an event of default under the indenture governing these junior subordinated debentures and we have not taken reasonable steps to cure the event, (2) we are in default with respect to payment of any obligations under our guarantee relating to the underlying preferred securities, or (3) we have deferred interest payments on the Junior Subordinated Debentures, 8-1/2% Series due 2031 or given notice of a deferral of interest payments. As of September 30, 2009, there were no such restrictions on our ability to pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

Goodwill.              We recorded goodwill of $39.5 million upon the completion of the 2006 Missouri Gas acquisition. Goodwill represents the excess of the cost of the acquisition over the fair value of the related net assets at the date of acquisition. In accordance with accounting guidance, goodwill is required to be tested for impairment on an annual basis or whenever events or circumstances indicate possible impairment. In performing impairment tests, we utilize valuation techniques which estimate the discounted future cash flows of operations. Our procedures include developing a baseline test and performing sensitivity analysis to calculate a reasonable valuation range. The sensitivities are derived from altering those assumptions which are subjective in nature and inherent to a discounted cash flows valuation technique. Other qualitative factors and comparisons to industry peers are also used to further support the assumptions and ultimately the overall evaluation. A significant qualitative factor considered in our evaluation is the impact of regulation, including rate regulation and cost recovery for our gas segment. Some of the more significant quantitative assumptions included in our tests involve: regulatory rate design and results; the discount rate; the growth rate; capital spending rates and terminal value calculations. Risks and uncertainties affecting these assumptions include:  management’s identification of impairment indicators, changes in business, industry, laws, technology or economic and market conditions. While management believes the assumptions utilized in our analysis were reasonable, significant adverse developments in the gas segment in future periods or changes in the assumptions could negatively impact goodwill impairment considerations, which could adversely impact earnings. We performed our annual goodwill impairment test as of November 30, 2008 and concluded our goodwill was not impaired. This test estimated the fair market value of our gas segment to be 10-15% higher than its carrying value at that time. We do not believe the fair value of our gas segment declined below the carrying value during the quarter ended September 30, 2009 and as a result an interim test for impairment was not performed.

See “Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2008 for a discussion of our other critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2009.

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

We satisfied 60.9% of our 2008 generation fuel supply need through coal. Approximately 90% of our 2008 coal supply was Western coal. We have contracts to supply a portion of the fuel for our coal plants through 2013. These contracts satisfy approximately 89% of our anticipated fuel requirements for 2009, 72% for 2010, 59% for 2011, 28% for 2012 and 30% of our 2013 requirements for our Asbury and Riverton coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of October 30, 2009, 81%, or 0.8 million Dths, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2009 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at September 30, 2009, our natural gas cost would increase by approximately $0.8 million based on our September 30, 2009 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of October 30, 2009, we have 1.8 million Dths in storage on the three pipelines that serve our customers. This represents 92% of our storage capacity. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of the second year and up to 20% of third year expected gas usage by the beginning of the ACA year at September 1. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with various trading counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets and margin deposit liabilities at September 30, 2009 and December 31, 2008:

(in millions)	September 30, 2009	December 31, 2008
Margin deposit assets	$3.4	$10.7

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at September 30, 2009, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$6.0
Net unrealized mark-to-market gains for financial natural gas contracts	(2.0)
Net credit exposure	$4.0

The $2.0 million net unrealized mark-to-market gain for financial natural gas contracts is comprised of $4.3 million of exposure to counterparties of Empire for unrealized losses and $6.3 million of exposure to Empire of unrealized gains from a single counterparty. We are holding no collateral from this counterparty since we are below the $10 million mark-to-market collateral threshold in our agreement with this counterparty. As noted above, we have $3.4 million on deposit for NYMEX counterparty exposure to Empire. In addition, if NYMEX gas prices decreased 25% from their October 30, 2009 levels, we would be required to post an additional $2.8 million in collateral. If these prices increased 25%, our collateral requirement would decrease $2.9 million and our counterparties would be required to post $2.3 million in collateral with Empire.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings

Platte County Levee Lawsuit

On May 22, 2009, a suit was filed in the Circuit Court of Platte County Missouri by several individuals and Class Representatives alleging damages to land, structures, equipment and devastation of Plaintiff crops due to inappropriate management of the levee system around Iatan, of which we are 12% owners. No procedural schedule has been established and we are unable to predict the outcome of the law suit.

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

The recent general market declines resulting in part from the sub-prime mortgage issues have generally reduced access to the capital markets and reduced market returns on investments. We estimate our capital expenditures to be $168.9 million in 2009. Although we believe it is unlikely we will have difficulty accessing the markets for the capital needed to complete these projects, our financing costs will likely be higher when compared to previous years. The market’s effect on our pension plan assets resulted in a negative return of 25.1% in 2008. This decline resulted in increased funding requirements under the Pension Protection Act of 2006.

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

There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability, productivity or increased cost of qualified craft labor, start-up activities may take longer than currently planned, the scope and timing of projects may change, the re-baselined schedule may not be met and other events beyond our control, including the failure of one or more of the generation plant co-owners to pay their share of construction, operations and maintenance costs, may occur that may materially affect the schedule, budget, cost and performance of these projects. To the extent the completion of these projects is delayed, we expect that the timing of receipt of increases in base rates reflecting our investment in such projects will be correspondingly delayed. Costs associated with these projects will also be subject to prudency review by regulators as part of future rate case filings.

Item 5.  Other Information.

For the twelve months ended September 30, 2009, our ratio of earnings to fixed charges was 2.15x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                Exhibits.

(10) Amendment No. 1, dated October 22, 2009 to the Equity Distribution Agreement dated February 25, 2009 between The Empire District Electric Company and UBS Securities LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 22, 2009 and filed October 22, 2009, File No. 1 — 3368).

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

November 6, 2009