Form 10-Q
period 2010-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2010-05-06
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of May 1, 2010, 40,142,184 shares of common stock were outstanding.

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

•                  legislation;

•                  regulation, including environmental regulation (such as NOx, SO2 and CO2) and health care regulation;

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(000’s except per share amounts)
Operating revenues:
Electric	$113,600	$106,363
Gas	24,560	28,087
Water	433	424
Other	1,300	1,141
	139,893	136,015
Operating revenue deductions:
Fuel and purchased power	50,684	46,790
Cost of natural gas sold and transported	15,109	19,308
Regulated operating expenses	18,917	17,502
Other operating expenses	488	409
Maintenance and repairs	7,807	7,667
Depreciation and amortization	13,185	12,673
Provision for income taxes	9,889	5,533
Other taxes	7,736	7,478
	123,815	117,360

Operating income	16,078	18,655

Other income and (deductions):
Allowance for equity funds used during construction	1,741	1,407
Interest income	70	77
Provision for other income taxes	(46)	(76)
Other, net	(247)	78
	1,518	1,486
Interest charges:
Long-term debt	10,484	9,634
Trust preferred securities	1,063	1,063
Short-term debt	245	580
Allowance for borrowed funds used during construction	(2,414)	(2,196)
Other	(368)	147
	9,010	9,228
Net income	$8,586	$10,913

Weighted average number of common shares outstanding - basic	38,601	34,064

Weighted average number of common shares outstanding - diluted	38,646	34,098

Total earnings per weighted average share of common stock — basic and diluted	$0.22	$0.32

Dividends declared per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	March 31,
	2010	2009
	(000’s except per share amounts)
Operating revenues:
Electric	$440,370	$444,524
Gas	53,787	66,250
Water	1,772	1,770
Other	5,117	4,688
	501,046	517,232
Operating revenue deductions:
Fuel and purchased power	185,922	193,906
Cost of natural gas sold and transported	31,402	44,237
Regulated operating expenses	74,502	71,522
Other operating expenses	1,879	1,915
Maintenance and repairs	33,152	30,651
Depreciation and amortization	52,006	52,613
Provision for income taxes	23,927	21,543
Other taxes	26,338	25,737
	429,128	442,124

Operating income	71,918	75,108

Other income and (deductions):
Allowance for equity funds used during construction	6,542	6,218
Interest income	211	1,055
Provision for other income taxes	(281)	(86)
Other, net	(785)	(1,254)
	5,687	5,933
Interest charges:
Long-term debt	42,935	37,602
Trust preferred securities	4,250	4,250
Short-term debt	790	1,902
Allowance for borrowed funds used during construction	(8,142)	(7,436)
Other	(1,196)	1,077
	38,637	37,395

Net income	$38,968	$43,646

Weighted average number of common shares outstanding - basic	36,042	33,921

Weighted average number of common shares outstanding — diluted	36,065	33,960

Total earnings per weighted average share of common stock — basic and diluted	$1.08	$1.29

Dividends declared per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	($-000’s)

Net income	$8,586	$10,913
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	4,926
Net change in fair market value of open derivative contracts for period	(6,001)	(9,333)
Income taxes	2,286	1,679

Comprehensive income	$4,871	$8,185

	Twelve Months Ended
	March 31,
	2010	2009
	($-000’s)

Net income	$38,968	$43,646
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	8,643	1,913
Net change in fair market value of open derivative contracts for period	(6,244)	(37,749)
Income taxes	(914)	13,653

Comprehensive income	$40,453	$21,463

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,640,469	$1,619,949
Natural gas	58,306	58,180
Water	10,975	10,891
Other	29,646	29,564
Construction work in progress	312,847	302,012
	2,052,243	2,020,596
Accumulated depreciation and amortization	572,366	561,586
	1,479,877	1,459,010

Current assets:
Cash and cash equivalents	5,977	5,620
Accounts receivable — trade, net	40,806	36,136
Accrued unbilled revenues	15,558	23,717
Accounts receivable — other	16,609	21,417
Fuel, materials and supplies	41,880	43,973
Unrealized gain in fair value of derivative contracts	465	2,782
Prepaid expenses and other	6,134	4,438
Regulatory assets	3,730	772
	131,159	138,855
Noncurrent assets and deferred charges:
Regulatory assets	166,013	168,254
Goodwill	39,492	39,492
Unamortized debt issuance costs	10,418	10,638
Unrealized gain in fair value of derivative contracts	913	2,525
Deferred investment tax credits	17,713	17,713
Other	2,026	3,359
	236,575	241,981
Total Assets	$1,847,611	$1,839,846

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2010	December 31, 2009
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 39,978,511 and 38,112,280 shares issued and outstanding, respectively	$39,979	$38,112
Capital in excess of par value	583,159	551,631
Retained earnings	6,329	10,068
Accumulated other comprehensive income/(loss), net of income tax	(3,375)	339
Total common stockholders’ equity	626,092	600,150

Long-term debt (net of current portion):
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	50,000	—
Note payable to securitization trust	—	50,000
Obligations under capital lease	2,526	2,563
First mortgage bonds and secured debt	339,482	339,643
Unsecured debt	247,852	247,950
Total long-term debt	639,860	640,156
Total long-term debt and common stockholders’ equity	1,265,952	1,240,306

Current liabilities:
Accounts payable and accrued liabilities	45,450	67,406
Current maturities of long-term debt	50,943	51,021
Short-term debt	29,000	50,500
Customer deposits	10,535	10,394
Interest accrued	12,320	5,698
Fair value of derivative contracts	6,860	4,337
Taxes accrued	12,773	3,386
	167,881	192,742
Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	84,375	87,533
Deferred income taxes	204,027	194,315
Unamortized investment tax credits	20,040	20,125
Pension and other postretirement benefit obligations	85,439	84,240
Unrealized loss in fair value of derivative contracts	1,463	426
Other	18,434	20,159
	413,778	406,798
Total Capitalization and Liabilities	$1,847,611	$1,839,846

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	($-000’s)
Operating activities:
Net income	$8,586	$10,913
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,909	14,981
Pension and other postretirement benefit costs	1,652	1,484
Deferred income taxes and investment tax credit, net	4,249	3,883
Allowance for equity funds used during construction	(1,741)	(1,407)
Stock compensation expense	889	699
Non-cash loss on derivatives	—	5,208
Gain on the sale of assets	—	(366)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	8,426	9,586
Fuel, materials and supplies	2,093	8,923
Prepaid expenses, other current assets and deferred charges	(3,170)	(2,645)
Accounts payable and accrued liabilities	(18,451)	(26,906)
Interest, taxes accrued and customer deposits	16,150	13,667
Other liabilities and other deferred credits	3,243	121

Net cash provided by operating activities	36,835	38,141

Investing activities:
Capital expenditures — regulated	(33,755)	(41,391)
Capital expenditures and other investments — non-regulated	(1,052)	(553)
Proceeds from the sale of property, plant and equipment	—	399

Net cash used in investing activities	(34,807)	(41,545)

Financing activities:
Proceeds from first mortgage bonds - electric	—	75,000
Long-term debt issuance costs	—	(2,273)
Proceeds from issuance of common stock, net of issuance costs	32,555	1,652
Net short-term debt repayments	(21,500)	(54,750)
Repayments of first mortgage bonds	(20)	—
Dividends	(12,324)	(10,907)
Other	(382)	(32)

Net cash (used in)/provided by financing activities	(1,671)	8,690

Net increase in cash and cash equivalents	357	5,286

Cash and cash equivalents at beginning of period	5,620	2,754

Cash and cash equivalents at end of period	$5,977	$8,040

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

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2009.

Note 2 - Recently Issued and Proposed Accounting Standards

Fair Value. In September 2009, the FASB amended the accounting guidance for fair value measurements and disclosures. The amendment was issued because some investments, such as some hedge funds and private equity funds, do not have a readily determinable fair value. This amendment allows the investor to use net asset value per share (NAV) as a practical expedient to fair value so long as the NAV has been calculated in a manner consistent with generally accepted accounting principles for investment companies. This amendment is effective for periods ending after December 15, 2009. As this guidance provides only disclosure requirements, the adoption of this standard did not impact our results of operations, cash flows or financial positions.

In January 2010, the FASB amended the fair value measurements and disclosures guidance to require additional disclosures about fair value measurements. The revised guidance requires new disclosures about the transfers in and out of Level 1 and 2 measurements, including descriptions of the reasons for the transfers. Additionally, the reconciliation of Level 3 measurements now requires separate presentation of sales, issuances and settlements. This guidance for the Level 1 and 2 measurements is effective for periods beginning after December 15, 2009. The guidance on the Level 3 measurements will be effective for periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact our results of operations, cash flows or financial positions.

Consolidation. In June 2009, the FASB amended the accounting guidance for transfers and servicing. This amendment is effective for annual periods beginning after November 15, 2009. The amendment removes qualifying special-purpose entities (QSPE) from GAAP. Additionally, the requirements for derecognizing financial assets have been changed, and additional disclosures about a transferor’s continuing involvement in transferred financial assets will be required.

In June 2009, the FASB amended the accounting guidance for consolidations. This amendment is effective for annual periods beginning after November 15, 2009. The amendment requires an entity to complete a qualitative analysis when determining who must consolidate a variable interest entity. Additionally, the amendment requires additional disclosures, and an ongoing reassessment of who must consolidate a variable interest entity (VIE). The adoption of this standard did not have a material impact on our financial statements. Upon adoption of the guidance, we concluded that the consolidation of the Empire District Electric Trust I was appropriate and it is now reflected in our consolidated balance sheets. Our consolidated financial statements include the accounts of our wholly owned subsidiaries and Empire District Electric Trust I. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and reward model that identifies us as the primary beneficiary of a VIE. We have evaluated our long-term purchase power agreements to determine if we hold a variable interest. This evaluation identified our purchase power agreement for capacity from Plum Point Energy Station as a variable interest. For this contract where it has been determined that we have a variable interest, we considered operations and maintenance of the power plant to be the most significant activity. We do not have control over the operation and maintenance of the power plant. Additionally, we have not provided debt or equity investments in the entity, we receive less than the majority of the output of the facility under the contract and do not provide any other financial support through liquidity arrangements, guarantees or other commitments other than the purchase power agreement described in Note 7. Based on the consideration of these factors, we do not consider ourselves to be the primary beneficiary of this VIE.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding recently issued accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	March 31, 2010	December 31, 2009
Regulatory Assets:
Unrecovered purchase gas costs — gas segment, current	$250	$434
Unrecovered electric fuel and purchased power costs — current	3,480	338
Regulatory assets, current(1)	3,730	772
Pension and other postretirement benefits(2)	80,192	81,171
Income taxes	47,725	49,230
Unamortized loss on reacquired debt	11,837	12,167
Unamortized loss on interest rate derivative	2,012	2,091
Asbury five-year maintenance	1,287	1,401
Ice storm costs(3)	10,733	11,673
Deferred Iatan construction accounting costs(4)	3,932	2,732
Asset retirement obligation	3,308	3,264
Unrecovered electric fuel and purchased power costs	—	662
Unsettled derivative losses — electric segment	1,216	335
Customer programs	1,431	1,255
System reliability — vegetation management	1,390	1,636
Other	950	637
Regulatory assets, long-term	166,013	168,254
Total	$169,743	$169,026

	March 31, 2010	December 31, 2009
Regulatory Liabilities:
Cost of removal	$55,373	$53,083
Income taxes	13,202	20,678
Unamortized gain on interest rate derivative	4,009	4,051
Pension and other postretirement benefits(5)	6,211	6,415
Over recovered electric fuel and purchased power costs(6)	1,483	1,344
Over recovered purchased gas costs — gas segment	4,009	1,874
Other	88	88
Total	$84,375	$87,533

(1) Reflects under recovered costs expected to be recovered within the next 12 months in Missouri rates.

(2) Primarily reflects regulatory assets resulting from the unfunded portion of our pension and OPEB liabilities and regulatory accounting for EDG acquisition costs. Approximately $0.1 million in pension and other postretirement benefit costs have been recognized since January 1, 2010 to reflect the amortization of the regulatory assets that were recorded at the time of the EDG acquisition.

(3) Primarily reflects ice storm costs incurred in 2007 but also includes deferred wind storm costs of $0.7 million incurred in May 2009. Consistent with recent rate case treatment, we expect to recover wind storm costs over a five year period commencing when rates go into effect.

(4) Includes $1.1 million of deferred depreciation costs and $2.8 million in carrying costs related to construction accounting for Iatan 1 recorded since April 19, 2009, in accordance with our regulatory plan. The effect of these deferred carrying charges is reflected in regulated operating expenses, depreciation and in other interest on the statement of operations. Construction accounting, for purposes of the regulatory plan, is specific to Iatan 1 and Iatan 2 construction and allows us to defer certain charges as regulatory assets, including depreciation and carrying costs, related to operation of the facilities until the facilities are ultimately included in our rate base. The amounts deferred, which began at the in-service date for Iatan 1 and will also be deferred for Iatan 2 at its in-service date, will then be amortized over the life of the plants once they are in our rate base.

(5) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2010, regulatory liabilities and corresponding expenses have been reduced by approximately $0.1 million as a result of ratemaking treatment.

(6) Primarily consists of Missouri over recovered fuel and purchased power costs for the current accumulation period September 2009 through February 2010.

There have been no changes to the rate base inclusions or amortizable lives of our regulatory assets and liabilities since December 31, 2009.

Note 4— Risk Management and Derivative Financial Instruments

We engage in hedging activities in an effort to minimize our risk from volatile natural gas prices. We enter into both physical and financial contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to a range of predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expense and gain predictability. We recognize that if risk is not timely and adequately balanced or if counterparties fail to perform contractual obligations, actual results could differ materially from intended results.

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

For those electric instruments entered into prior to September 1, 2008, we record unrealized gains/(losses) on the ineffective portion of our gas hedging activities in “Fuel and purchased power” under the operating revenue deductions section of our Statement of Income since all of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities. Risks and uncertainties affecting the determination of fair value include:  market conditions in the energy industry, especially the effects of price volatility, regulatory and global political environments and requirements, fair value estimations on longer term contracts, the effectiveness of the derivative instrument in hedging the change in fair value of the hedged item, estimating underlying fuel demand and counterparty ability to perform. If we estimate that we have overhedged forecasted demand, the gain or loss on the overhedged portion will be recognized immediately as fuel and purchased power expense in our Consolidated Statement of Income.

As of March 31, 2010 and December 31, 2009, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

ASSET DERIVATIVES		March 31,	December 31,
Derivatives designated as hedging		2010	2009
instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, electric segment	Current assets	$465	$2,233
	Non-current assets and deferred charges	879	2,438

Derivatives not designated as hedging instruments due to regulatory accounting
Natural gas contracts, gas segment	Current assets	—	410

Natural gas contracts, electric segment	Current assets	—	139
	Non-current assets and deferred charges	34	87
Total derivatives assets		$1,378	$5,307

LIABILITY DERIVATIVES		March 31,	December 31,
Derivatives designated as hedging		2010	2009
instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, electric segment	Current liabilities	$6,796	$4,123

Derivatives not designated as hedging instruments due to regulatory accounting
Natural gas contracts, gas segment	Current liabilities	$—	$214

Natural gas contracts, electric segment	Current liabilities	64	—
	Non-current liabilities and deferred credits	1,463	426
Total derivatives liabilities		$8,323	$4,763

Electric

A $3.4 million net of tax, unrealized loss representing the fair market value of our electric segment derivative contracts treated as cash flow hedges and entered into prior to September 1, 2008, is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of March 31, 2010. The tax effect of $2.0 million on this loss is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning April 1, 2010 and ending on September 30, 2011. At the end of each determination period, or if cash flow hedge treatment is discontinued, any realized gain or loss for that period related to the instrument is reclassified to fuel expense and is subject to the fuel adjustment clause. As of March 31, 2010, approximately $6.3 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months. The unrealized losses or gains from new cash flow hedges entered into after September 1, 2008, are recorded in regulatory assets or liabilities. This is in accordance with ASC guidance on accounting for regulated operations, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism. Unrealized gains and losses from cash flow hedges existing at September 1, 2008 continue to be recorded through comprehensive income.

The following tables set forth the actual pre-tax gains/(losses) and the mark to market effect of unsettled positions from the qualified portion of our hedging activities for settled contracts for the electric segment for each of the periods ended March 31, (in thousands):

	Income Statement Classification of	Amount of Gain / (Loss) Reclassed from OCI into Income (Effective portion)
Derivatives in Cash Flow Hedging	Gain / (Loss) on	Three Months Ended		Twelve Months Ended
Relationships - Electric Segment	Derivative	2010	2009	2010	2009
Commodity contracts	Fuel and purchased power expense	$—	$(4,926)	$(8,643)	$(1,913)

Total Effective - Electric Segment		$—	$(4,926)	$(8,643)	$(1,913)

	Statement of	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective portion)
Derivatives in Cash Flow Hedging	Comprehensive	Three Months Ended		Twelve Months Ended
Relationships - Electric Segment	Income	2010	2009	2010	2009
Commodity contracts	Fuel and purchased power expense	$(6,001)	$(9,333)	$(6,244)	$(37,749)

Total Effective - Electric Segment		$(6,001)	$(9,333)	$(6,244)	$(37,749)

The following table sets forth “mark-to-market” pre-tax gains/(losses) from the ineffective portion of our hedging activities for the electric segment for each of the periods ended March 31, (in thousands):

	Statement of Income Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging	Gain/ (Loss) on	Three Months Ended		Twelve Months Ended
Relationships - Electric Segment	Derivative	2010	2009	2010	2009
Commodity contracts	Fuel and purchased
	power expense	$—	$—	$—	$(2)
Total Ineffective - Electric Segment		$—	$—	$—	$(2)

In accordance with the Missouri fuel adjustment clause discussed above, the recoverable portion of any gain or loss is recorded in a regulatory asset or liability account. The following tables set forth “mark-to-market” pre-tax gains/(losses) from derivatives not designated as hedging instruments for the electric segment for each of the periods ended March 31, (in thousands):

Derivatives Not Designated as Hedging Instruments — Due to	Balance Sheet	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Classification of Gain /	Three Months Ended		Twelve Months Ended
Electric Segment	(Loss) on Derivative	2010	2009	2010	2009

Commodity contracts — electric segment	Regulatory (assets)/liabilities	$(1,292)	$180	$(1,567)	$(1,036)
Total Electric Segment		$(1,292)	$180	$(1,567)	$(1,036)

Derivatives Not Designated as Hedging Instruments — Due to	Statement of Operations Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Twelve Months Ended
Electric Segment(1)	Derivative	2010	2009	2010	2009

Commodity contracts	Fuel and purchased
	power expense	$(262)	$50	$(1,415)	$(279)
Total Electric Segment		$(262)	$50	$(1,415)	$(279)

(1)  All of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities. If conditions change, such as a planned unit outage, we may need to de-designate and/or unwind some of our previous derivatives. In this instance, these derivatives would be classified into the category above.

We also enter into fixed-price forward physical contracts for the purchase of natural gas, coal and purchased power. These contracts are not subject to fair value accounting because they are considered to be normal purchases and are not derivatives. We have a process in place to determine if any future executed contracts that otherwise qualify for the normal purchase exception contain a price adjustment feature and will account for these contracts accordingly.

As of April 23, 2010, 71% of our anticipated volume of natural gas usage for our electric operations for the remainder of 2010 is hedged, either through physical (2.2 million Dth) or financial contracts (3.0 million Dth), at an average price of $6.391 per Dekatherm (Dth). In addition, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for the next three years are hedged at the following average prices per Dth:

Year	% Hedged	Dth Hedged	Average Price
2011(1)	75%	5,410,000	$5.809
2012(1)	40%	3,085,000	$7.016
2013	25%	1,800,000	$6.862
2014	8%	620,000	$6.115

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

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of March 31, 2010, we had 0.3 million Dths in storage on the three pipelines that serve our customers. This represents 17% of our storage capacity. We have an additional 0.2 million Dths hedged through financial derivative and physical contracts. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of second year and up to 20% of third year expected gas usage by the beginning of the Actual Cost Adjustment (ACA) year at September 1. A Purchased Gas Adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

The following table sets forth “mark-to-market” pre-tax gains / (losses) from derivatives not designated as hedging instruments for the gas segment for each of the periods ended March 31, (in thousands).

Derivatives Not Designated as Hedging Instruments Due to	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting — Gas	Gain or (Loss) on	Three Months Ended		Twelve Months Ended
Segment	Derivative	2010	2009	2010	2009

Commodity contracts	Regulatory (assets)/ liabilities	$(127)	$(1,839)	$1,040	$(11,102)
Total - Gas Segment		$(127)	$(1,839)	$1,040	$(11,102)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on March 31, 2010 is $3.2 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010, we would have been required to post $1.2 million of collateral with one of our counterparties. On March 31, 2010, we had no collateral posted with this counterparty.

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

The guidance also requires that the fair value measurements of assets and liabilities reflect the nonperformance risk of counterparties and the reporting entity, as applicable. Therefore, using credit default spreads, we factored the impact of our own credit standing and the credit standing of our counterparties, as well as any potential credit enhancements (e.g. collateral) into the consideration of nonperformance risk for both derivative assets and liabilities. The results of this analysis were not material to the financial statements.

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of March 31, 2010 and December 31, 2009.

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

		March 31, 2010
Commodity contracts assets/(liabilities)*	$(6,945)	$(6,945)	$—	$—

		December 31, 2009
Commodity contracts assets/(liabilities)*	$544	$544	$—	$—

*The only recurring measurements are commodity contract derivatives. Therefore, assets and liabilities are netted together in the table above.

The following tables present the net fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended March 31, 2010 and 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Quarter

	2010	2009
	Derivatives Commodity	Derivatives Commodity
($ in 000’s)	Contracts(1)	Contracts(1)
Beginning Balance, January 1,	$—	$6,208
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in comprehensive income		(2,456)
Purchases, issuances, and settlements	—	—
Transfers into and (out of) Level 3	—	—
Ending Balance, March 31,	$—	$3,752
Changes in unrealized gains relating to assets still held at reporting date	$—	$(2,456)

(1) Net commodity contracts at March 31, 2010 and 2009 included zero and $3.8 million, respectively, in derivative assets, and no derivative liabilities.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — 12 Months Ended

	2010	2009
	Derivatives Commodity	Derivatives Commodity
($ in 000’s)	Contracts(1)	Contracts(1)
Beginning Balance, April 1,	$3,752	$12,266
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)		—
Included in comprehensive income	718	(8,514)
Purchases, issuances, and settlements		—
Transfers into and (out of) Level 3(2) (3)	(4,470)	—
Ending Balance, March 31,	$—	$3,752

Changes in unrealized gains relating to assets still held at reporting date	$—	$(8,514)

(1) Net commodity contracts at March 31, 2010 and 2009 included zero and $3.8 million, respectively, in derivative assets, and no derivative liabilities.

(2) Transferred from Level 3 to Level 1 due to an increase in availability of observable market data and increased market liquidity for these derivatives.

(3) The company’s policy is to recognize transfers in and out of a level as of the end of the period.

Long-Term Debt

The carrying amount of our total debt exclusive of capital leases at March 31, 2010, was $687.9 million compared to a fair market value of approximately $696.8 million. These estimates were based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of March 31, 2010 or that will be realizable in the future.

Note 6— Financing

On February 25, 2009, we entered into an equity distribution agreement with UBS Securities LLC (UBS). Under the terms of the agreement, as amended, we may offer and sell shares of our common stock, par value $1.00 per share, having an aggregate offering amount of up to $120 million from time to time through UBS, as sales agent. We have used and intend to continue to use the net proceeds from this equity distribution program to repay short-term debt and for general corporate purposes, including the funding of our current construction program. During the first quarter of 2010, we issued and sold 1,678,341 shares of our common stock pursuant to this equity distribution program, at an average price per share of $18.27, resulting in proceeds to us of approximately $29.7 million (after payment of approximately $0.9 million in commissions to the sales agent). Since inception of the program, in the aggregate, we have issued and sold 5,479,863 shares pursuant to the program, resulting in net proceeds to us of approximately $96.9 million. Sales of the shares pursuant to the equity distribution agreement will be made at market prices or as otherwise agreed with UBS. Under the terms of the program agreement, we may also sell shares to UBS as principal for UBS’ own account at a price agreed upon at the time of sale.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility which was scheduled to terminate on July 15, 2010. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amended and restated the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $7.5 million as of May 1, 2010. On January 26, 2010, we entered into the Second Amended and Restated Unsecured Credit Agreement which amended and restated this facility again. This agreement extends the termination date of the revolving credit facility from July 15, 2010 to January 26, 2013. In addition, the pricing and fees under the facility were amended. Interest on borrowings under the facility accrues at a rate equal to, at our option, (i) the highest of (A) the bank’s prime commercial rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, plus a margin or (ii) one month, two month or three month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility increased from 0.80% to 2.70%. A facility fee is payable quarterly on the full amount of the commitments under the facility and a usage fee is payable on the full amount of the commitments under the facility for any period in which we have drawn less than 33% of the total revolving commitments under the facility, in each case based on our current credit ratings. In addition, upon entering into the amended and restated facility, we paid an upfront fee to the revolving credit banks of $900,000 in the aggregate. The aggregate amount of the revolving commitments remained unchanged at $150 million and there were no other material changes to the terms of the facility. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our trust preferred securities) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the trust preferred securities) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2010, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There was $14.0 million of outstanding borrowings under this agreement at March 31, 2010 and an additional $15.0 million was used to back up our outstanding commercial paper.

On March 11, 2009, we entered into a $50 million unsecured credit agreement. This agreement provides for $50 million of revolving loans to be available to us for working capital, general corporate purposes and to back-up our use of commercial paper and terminates on July 15, 2010. This credit agreement is in addition to, and has substantially identical covenants and terms as (other than pricing) our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010 discussed above. There were no borrowings under this agreement at March 31, 2010.

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

On May 22, 2009, a suit was filed in the Circuit Court of Platte County Missouri by several individuals and Class Representatives alleging damages to land, structures, equipment and devastation of crops due to inappropriate management of the levee system around the Iatan Generating Station, of which we are 12% owners. No procedural schedule has been established and we are unable to predict the outcome of the law suit.

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

Firm physical gas and transportation contracts

April 1, 2010 through December 31, 2010	$28.2
January 1, 2011 through December 31, 2012	61.7
January 1, 2013 through December 31, 2014	36.9
January 1, 2015 and beyond	39.2

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. We have accepted a binding proposal in the first quarter of 2010 to transport coal beginning June 30, 2010, which replaces an existing contract that expires June 29, 2010. The proposal term is for six and one-half years and the minimum payments total approximately $91.0 million, subject to final contract terms. The minimum requirements for our coal and coal transportation contracts are as follows (in millions):

Coal and coal transportation contracts

April 1, 2010 through December 31, 2010	$23.0
January 1, 2011 through December 31, 2012	44.6
January 1, 2013 through December 31, 2014	33.4
January 1, 2015 and beyond	28.0

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other utilities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have contracted with Westar Energy for the purchase of capacity and energy through May 31, 2010. Commitments under this contract total approximately $2.7 million through May 31, 2010.

We also have a long-term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility which is being built by Dynegy near Osceola, Arkansas. Construction began in the spring of 2006 and Dynegy reports that substantial completion is scheduled for summer 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. Commitments under this contract total approximately $48.0 million through June 30, 2015. Due to the expected in-service delays of Plum Point and Iatan 2, we have arranged for sufficient alternative transmission and generating capacity to meet our expected needs for May 2010 through July 2010. The incremental costs associated with this alternative will not have a material impact on our earnings.

We have a 20-year purchased power agreement with Cloud County Windfarm, LLC, owned by Horizon Wind Energy, Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm located in Cloud County, Kansas commencing with the commercial operation date, which was December 15, 2008. We also have a 20-year contract with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc. (formerly known as PPM Energy), to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. Although these agreements are considered operating leases under Generally Accepted Accounting Principles (GAAP), payments for these wind agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in our operating lease obligations.

New Construction

On March 14, 2006, we entered into contracts to purchase a 50 megawatt undivided interest in the Plum Point Energy Station described above. Dynegy reports that the unit is scheduled to be substantially complete (or in service) in the summer of 2010. The estimated cost is approximately $88.0 million, excluding allowance for funds used during construction (AFUDC). Our share of the Plum Point costs through March 31, 2010 was $85.7 million.

On June 13, 2006, we announced we had entered into an agreement with Kansas City Power & Light (KCP&L) to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We will own 12%, or approximately 100 megawatts, of the 850-megawatt unit. On January 13, 2010, KCP&L announced that, due to construction delays and unusually cold weather, it was shifting the anticipated in-service date for Iatan 2 from late summer 2010 to the fall of 2010 and commencing a cost and schedule reforecast process as the project enters the startup phase. On April 8, 2010, KCP&L announced the results of the reforecast process. KCP&L currently projects a fourth quarter 2010 in-service date for Iatan 2. Our share of the Iatan 2 construction costs, excluding AFUDC and Empire specific costs, is expected to be in a range of approximately $229 million to $239 million, as compared to the previous estimated range of $218 million to $230 million. Our share of the Iatan 2 costs through March 31, 2010 was $208.7 million.

We filed our initial rate increase request with the Missouri Public Service Commission (MPSC) on October 29, 2009, for an annual increase in base rates for our Missouri electric customers in the amount of $68.2 million, or 19.6%. This request was primarily designed to allow us to recover the costs associated with environmental upgrades at Iatan 1 and our investment in new generating units at Iatan 2 and the Plum Point Generating Station. As a result of the delay in the Iatan 2 project, however, we have agreed to not seek a permanent increase in the current rate case for any costs associated with the Iatan 2 unit with the exception of that portion of the Iatan 2 common plant needed to operate Iatan 1. We anticipate filing a rate case at the conclusion of this case to recover the Iatan 2 costs. We have also agreed to the use of construction accounting for our Plum Point project such as we use for our Iatan 2 project. Construction accounting allows us to defer certain charges as regulatory assets, including depreciation, operating expenses and carrying costs, related to operation of the facilities until the facilities are ultimately included in our rate base.

We also filed a request with the Kansas Corporation Commission (KCC) on November 4, 2009 for an annual increase in base rates for our Kansas electric customers in the amount of $5.2 million, or 24.6%. This request is primarily to allow us to recover capital expenditures associated with our investment in new generating units at Iatan 2 and the Plum Point Generating Station, environmental upgrades at Iatan 1 completed in 2009 and at our Asbury plant completed in 2008, and our Riverton 12 unit that went on line in 2007.

On March 25, 2010, we requested a capital cost recovery rider (CCRR) at the Oklahoma Corporation Commission (OCC). The rider is designed to recover the carrying costs on our capital investment for generation, transmission and distribution assets that have been added to the system since our last Oklahoma general rate case (May 2003), as well as investments made on an ongoing basis. As requested, the operation of the CCRR would increase our operating revenue in Oklahoma in a series of three steps to be followed with a general rate case in 2011. If the CCRR is authorized by the OCC, it is expected to result in a maximum overall increase in Oklahoma revenues of approximately $3 million pre-tax, or approximately 33%.

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

Leases

We have purchased power agreements with Cloud County Windfarm, LLC and Elk River Windfarm, LLC, which are considered operating leases for GAAP purposes. Details of these arrangements are disclosed in the Purchased Power section of this note.

We also currently have short-term operating leases for two unit trains to meet coal delivery demands, for garage and office facilities for our electric segment and for six service center properties for our gas segment. In addition, we have capital leases for certain office equipment and a unit train for our Plum Point generating facility.

Environmental Matters

We are subject to various federal, state, and local laws and regulations with respect to air and water quality and with respect to hazardous and toxic materials and hazardous and other wastes, including their identification, transportation, disposal, record-keeping and reporting, as well as remediation of contaminated sites and other environmental matters. We believe that our operations are in material compliance with present environmental laws and regulations. Environmental requirements have changed frequently and become more stringent over time. We expect this trend to continue.  While we are not in a position to accurately estimate compliance costs for any new requirements, we expect them to be material, although recoverable in rates.

Electric Segment

Air.

The Federal Clean Air Act (CAA) and comparable state laws regulate air emissions from stationary sources such as electric power plants through permitting and/or emission control and related requirements. These requirements include maximum emission limits on our facilities for sulfur dioxide (SO2), particulate matter, and nitrogen oxides (NOx). In the future they are also likely to include limits on emissions of mercury, and so-called greenhouse gases (GHG) such as carbon dioxide (CO2) and methane.

Permits

Under the CAA we have obtained site operating permits, which are valid for five years, for each of our plants. We expect to receive renewed permits for the Asbury, State Line and Energy Center plants in 2010.

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

Clean Air Interstate Rule (CAIR)

In 2005, the EPA promulgated CAIR under the CAA. CAIR generally calls for fossil-fueled power plants greater than 25 megawatts to reduce emission levels of SO2 and NOx in 28 states, including Missouri, where our Asbury, Energy Center, State Line and Iatan Units No. 1 and No. 2 are

located and Arkansas where the Plum Point Energy Station is located. Kansas is not included in CAIR and our Riverton Plant is not affected.

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

In order to meet CAIR requirements, a Selective Catalytic Reduction system (SCR), FGD scrubber system and baghouse were installed at our Iatan 1 plant and an SCR was installed at our Asbury plant in 2009.

The EPA has announced that proposed revisions to CAIR will be published in May 2010 with the final regulations expected 12-14 months after the proposal. It is not possible at this time to accurately predict what the new requirements will be or their impact on our operations.

Mercury and Electric Steam Generating Unit (EGU) Maximum Achievable Control Technology (MACT)

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

Based on CAMR, we installed a mercury analyzer at Asbury and installed two mercury analyzers at Riverton in 2008. We continue to operate the mercury analyzers at Riverton and Asbury in accordance with the appropriate state environmental regulator’s guidance.

The EPA issued an Information Collection Rule (ICR) for national emission standards for hazardous air pollutants for coal and oil-fired electric steam generating units on December 24, 2009. This ICR included our Iatan, Asbury and Riverton plants. We completed the ICR for Asbury and Riverton and submitted them to the EPA on March 31, 2010. KCP&L will complete the Iatan ICR. The EPA ICR is a prelude for developing regulations under Section 112(r) of the CAA (maximum achievable emission standards) for the control of the emission of hazardous air pollutants including mercury. The EPA is under a court order to issue a proposed EGU MACT regulation by March 16, 2011 and to finalize that regulation by November 16, 2011. We cannot accurately estimate the cost of the developing regulation or predict its precise timing and its impact on our operations at this time. However, absent a successful legal challenge, we expect EGU MACT regulation to ultimately require a scrubber and baghouse to be added to our Asbury facility and may force retirement of our Riverton coal-fired assets or their fuel conversion to natural gas.

CO2 Emissions

Our coal and gas plants, vehicles and other facilities, including EDG (our gas segment), emit CO2 and/or other GHGs which are measured in Carbon Dioxide Equivalents (CO2e).

On September 22, 2009, the EPA issued the final Mandatory Reporting of Greenhouse Gases Rule under the CAA which requires power generating and certain other facilities, including EDG that equal or exceed an emission threshold of 25,000 metric tons of CO2e to report GHGs to the EPA annually. The first record keeping year is 2010 with initial reporting due in March 2011. We will report our GHG emissions as required to the EPA in 2011 for EDE. Submission for EDG has been delayed until 2012. In addition, on September 30, 2009, the EPA issued the proposed “Prevention of Significant Deterioration and Title V Greenhouse Gases Tailoring Rule” (Tailoring Rule) that would regulate GHG emissions from emitting sources that equal or exceed a threshold of 25,000 short tons of CO2e annually. The EPA has not issued the final Tailoring Rule regulation. However, on March 28, 2010, the EPA stated that regulation under the Tailoring Rule will not occur before January 2, 2011 and that the threshold will be raised significantly. The EPA indicated that Title V operating permits be the vehicle for regulation for existing facilities with appropriate language inserted into the permits at renewal. New units and major modifications to existing units would be regulated under the current Prevention of Significant Deterioration provisions of the CAA. On December 7, 2009, responding to a 2007 US Supreme Court decision that determined that GHGs constitute “air pollutants” under the CAA, the EPA issued its final finding that GHGs threaten both the public health and the public welfare. This “endangerment” finding does not itself trigger any EPA regulations, but is a necessary predicate for the EPA to proceed with the Tailoring Rule or other efforts to control GHGs. Several parties, including the U.S. Chamber of Commerce, have filed petitions challenging the EPA’s Endangerment Finding. In addition, when finalized, litigation of the Tailoring Rule is almost certain.

Litigation aimed at controlling GHG emissions has also increased. For example, recently the U.S. Court of Appeals for the Second Circuit has ruled that certain public and private parties can pursue claims that GHG emissions constitute a public nuisance and can seek to recover alleged related damages. However, in March 2010, the full U.S. Court of Appeals for the Fifth Circuit overturned a similar decision by a three-judge panel and will rehear the entire case.

Several proposed pieces of legislation regulating emission of GHGs, including cap and trade systems, are under consideration by Congress with no consensus achieved to date. It is unclear what effect, if any, final federal legislation will have on the EPA’s ability to regulate GHG emissions from stationary sources.

Certain states have taken steps to develop cap and trade programs and/or other regulatory systems which may be more stringent than any federal regulations. For example, Kansas is a participating member of the Midwestern Greenhouse Gas Reduction Accord (MGGRA), one purpose of which is to develop a market-based cap and trade mechanism to reduce GHG emissions. The MGGRA has announced, however, that it will not issue a CO2e regulatory system pending federal legislative developments. Missouri is not a participant in the MGGRA.

The ultimate cost of any GHG regulations cannot be determined at this time, however, we would expect the cost of complying with any such regulations to be recoverable in our rates.

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

On May 4, 2010, the EPA released its proposed new regulation pursuant to the Federal Resource Conservation and Recovery Act (RCRA) governing the management and storage of Coal Combustion Residuals (CCR). In the proposal the EPA presents two options: (1) regulation of CCR under RCRA subtitle C as a hazardous waste and (2) regulation of CCR under RCRA subtitle D as a non-hazardous waste. We are currently performing a study to review all ash management options and their costs but have not developed specific cost estimates to date. The EPA will accept comments for 90 days after the proposed regulation is published in the Federal Register. It is anticipated that the final regulation will be published later this year. We expect compliance with the final version of either proposal to result in material additional costs but would expect the cost to comply with either proposal or combination thereof to be recoverable in our rates.

Renewable Energy

We currently purchase more than 15% of our energy through long-term Purchased Power Agreements (PPAs) with Elk River Windfarm, LLC and Cloud County Windfarm, LLC. Through these PPAs, we generate about 900,000 renewable energy certificates (RECs) each year. A REC represents one megawatt-hour of renewable energy that has been delivered into the bulk power grid and “unbundles” the renewable attributes from the associated energy. This unbundling is important because it cannot be determined where the renewable energy is ultimately delivered once it enters the bulk power grid. As a result, RECs provide an avenue for renewable energy tracking and compliance purposes.

On November 4, 2008, Missouri voters approved the Clean Energy Initiative (Proposition C). This initiative requires Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, at the rate of at least 2% of retail sales by 2011, increasing to at least 15% by 2021. Kansas established a renewable portfolio standard (RPS) in May 2009 and is currently scheduled to issue its final rulemaking by May 2010. In addition, there are several proposals currently before the U.S. Congress to adopt a nationwide RPS.

We have been selling the majority of our RECs and plan to continue to sell all or a portion of them moving forward. As a result of these REC sales, we cannot claim the underlying energy is renewable. Once a REC has been claimed or retired, it cannot be used for any other purpose. Over time, we expect to retain a sufficient amount of RECs to meet any current or future RPS.

Gas Segment

The acquisition of our natural gas distribution assets in June 2006 involved the potential future remediation of two former manufactured gas plant (FMGP) sites. FMPG Site #1 in Chillicothe, Missouri is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri. No remediation of this site is expected to be required in the near term. We have received a letter stating no further action is required from the MDNR with respect to FMPG Site #2 in Marshall, Missouri. We have incurred $0.2 million in remediation costs and estimate further remediation costs at these two sites to be minimal.

Note 8 — Retirement Benefits

Net retirement benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended March 31,
	Pension		SERP		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$1,273	$991	$17	$16	$509	$454
Interest cost	2,550	2,437	39	36	1,063	986
Expected return on plan assets	(2,483)	(2,601)	—	—	(966)	(960)
Amortization of prior service cost (1)	133	151	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	1,033	754	32	32	344	232
Net periodic benefit cost	$2,506	$1,732	$86	$82	$697	$459

	Twelve months ended March 31,
	Pension		SERP		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$4,894	$3,697	$62	$61	$1,885	$1,698
Interest cost	9,989	9,240	150	142	3,984	3,692
Expected return on plan assets	(10,261)	(10,651)	—	—	(3,849)	(3,772)
Amortization of prior service cost (1)	586	709	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	3,461	2,043	103	133	981	604
Net periodic benefit cost	$8,669	$5,038	$307	$328	$1,990	$1,211

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

Annual contributions to our pension plans are at least equal to the minimum funding requirements of ERISA. Beginning in 2010, we will also be required to fund at least our actuarial cost, which we estimate at $12.0 million. The actual minimum funding requirements will be determined based on the results of the actuarial valuations and, in the case of 2011, the performance of our pension assets during 2010. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $3.2 million in 2010.

See Note 12 — Income Taxes for information regarding the effect of the Patient Protection and Affordable Care Act that was enacted on March 23, 2010.

Note 9 — Stock-Based Awards and Programs

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

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended March 31 (in thousands):

	Three Months Ended		Twelve Months Ended
	2010	2009	2010	2009

Compensation expense	$798	$580	$2,510	$1,546
Tax benefit recognized	288	209	898	544

Activity for our various stock plans for the three months ended March 31, 2010, is summarized below:

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

	Fair Value of Grants Outstanding at March 31,
	2010	2009
Risk-free interest rate	0.32% to 1.45%	0.50% to 1.08%
Expected volatility of Empire stock	28.6%	28.5%
Expected volatility of peer group stock	22.2% to 81.5%	21.6% to 75.5%
Expected dividend yield on Empire stock	7.3%	6.8%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	104.0% to 125.0%	91.0% to 102.0%
Weighted average fair value per share	$20.76	$15.08

Non-vested restricted stock awards (based on target number) as of March 31, 2010 and 2009 and changes during the three months ended March 31, 2010 and 2009 were as follows:

	2010		2009
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Outstanding at January 1,	52,200	$21.57	52,300	$22.64
Granted	13,000	$18.36	13,500	$18.12
Awarded	(15,104)	$23.81	(12,394)	$22.23
Not Awarded	(2,596)	—	(1,206)	—

Nonvested at March 31,	47,500	$19.86	52,200	$21.57

At March 31, 2010, there was $0.5 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of March 31, 2010 and 2009, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at March 31,
	2010	2009
Risk-free interest rate	0.91% to 1.85%	0.99% to 2.08%
Dividend yield	7.3%	6.8%
Expected volatility	23.0%	24.0%
Expected life in months	78	78
Market value	$18.02	$14.44
Weighted average fair value per option	$0.85	$0.35

A summary of option activity under the plan during the three months ended March 31, 2010 and 2009 is presented below:

	2010		2009
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	232,600	$22.19	205,600	$22.73
Granted	34,800	$18.36	27,000	$18.12
Exercised	—	—	—	—
Outstanding at March 31,	267,400	$21.69	232,600	$22.19
Exercisable at March 31,	149,200	$23.04	85,000	$22.46

The aggregate intrinsic value at March 31, 2010 and 2009 was zero. The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price.

The range of exercise prices for the options outstanding at March 31, 2010 was $18.12 to $23.81. The weighted-average remaining contractual life of outstanding options at March 31, 2010 and 2009 was 7.3 years and 7.3 years, respectively. As of March 31, 2010, there was $0.3 million of total unrecognized compensation expense related to the non-vested options and related dividend equivalents granted under the plan. That cost will be recognized over a period of 1 to 3 years.

Note 10 - Regulated Operating Expense

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands) for all periods presented ended March 31:

	Three Months Ended	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	2010	2009	2010	2009
Electric transmission and distribution expense	$2,827	$2,590	$11,300	$10,824
Natural gas transmission and distribution expense	532	526	2,167	2,047
Power operation expense (other than fuel)	2,904	3,064	12,156	12,022
Customer accounts and assistance expense	2,919	2,451	11,065	10,069
Employee pension expense (1)	1,464	1,360	5,661	5,698
Employee healthcare plan (1)	1,550	1,317	6,142	6,510
General office supplies and expense	2,676	2,260	10,485	9,148
Administrative and general expense	3,416	2,999	12,628	11,768
Allowance for uncollectible accounts	600	947	2,778	3,320
Miscellaneous expense	29	(12)	120	116
Total	$18,917	$17,502	$74,502	$71,522

(1) Does not include capitalized portion of costs, but reflects the GAAP expensed cost plus or minus costs deferred to a regulatory asset or recognized as a regulatory liability for Missouri and Kansas jurisdictions.

Note 11— Segment Information

We operate our business as three segments:  electric, gas and other. As part of our electric segment, we also provide water service to three towns in Missouri. The other segment consists of our fiber optics business.

The tables below present statement of operations information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended March 31,
	2010
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$114,033	$24,560	$1,449	$(149)	$139,893
Depreciation and amortization	12,301	509	375	—	13,185
Federal and state income taxes	8,281	1,440	214	—	9,935
Operating income	12,485	3,235	358	—	16,078
Interest income	72	126	—	(128)	70
Interest expense	10,559	983	10	(128)	11,424
Income from AFUDC (debt and equity)	4,155	—	—	—	4,155
Net income	5,924	2,314	348	—	8,586

Capital Expenditures	$29,236	$288	$1,351	$—	$30,875

	For the quarter ended March 31,
	2009
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$106,787	$28,087	$1,302	$(161)	$136,015
Depreciation and amortization	11,829	501	343	—	12,673
Federal and state income taxes	4,370	1,044	195	—	5,609
Operating income	15,698	2,614	343	—	18,655
Interest income	75	159	—	(157)	77
Interest expense	10,559	996	26	(157)	11,424
Income from AFUDC (debt and equity)	3,602	1	—	—	3,603
Net income	8,843	1,753	317	—	10,913

Capital Expenditures	$42,808	$471	$545	$—	$43,824

	For the twelve months ended March 31,
	2010
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$442,142	$53,787	$5,709	$(592)	$501,046
Depreciation and amortization	48,507	2,024	1,475	—	52,006
Federal and state income taxes	22,394	969	845	—	24,208
Operating income	65,202	5,254	1,462	—	71,918
Interest income	222	371	—	(382)	211
Interest expense	43,174	3,946	41	(382)	46,779
Income from AFUDC (debt and equity)	14,683	1	—	—	14,684
Net income	36,158	1,436	1,374	—	38,968

Capital Expenditures	$145,684	$2,074	$2,069	$—	$149,827

	For the twelve months ended March 31,
	2009
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$446,294	$66,250	$5,245	$(557)	$517,232
Depreciation and amortization	49,315	1,961	1,337	—	52,613
Federal and state income taxes	20,646	521	462	—	21,629
Operating income	69,178	4,656	1,274	—	75,108
Interest income	1,134	434	—	(513)	1,055
Interest expense	41,207	3,968	169	(513)	44,831
Income from AFUDC (debt and equity)	13,644	10	—	—	13,654
Income from continuing operations	41,921	975	750	—	43,646

Capital Expenditures	$200,467	$2,183	$2,082	$—	$204,732

	As of March 31, 2010
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,771,517	$139,236	$22,830	$(85,972)	$1,847,611

(1) Includes goodwill of $39,492.

	As of December 31, 2009
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,759,415	$134,355	$21,907	$(75,831)	$1,839,846

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our consolidated effective federal and state income tax rates for the applicable periods ended March 31, 2010:

	Three Months Ended		Twelve Months Ended
	2010	2009	2010	2009
Consolidated effective federal and state income tax rates	53.6%	33.9%	38.3%	33.1%

The effective tax rates for the first quarter of 2010 and the twelve months ended March 31, 2010 are higher than comparable year periods primarily due to the new health care legislation. On March 23, 2010, the Patient Protection and Affordable Care Act became law. This legislation includes a provision that reduces the deductibility, for income tax purposes, of retiree healthcare costs to the extent an employer receives federal subsidies. Companies receive the subsidy when they provide retiree prescription benefits at least equivalent to Medicare Part D coverage in their postretirement healthcare plan. Although the elimination of this tax benefit does not take effect until 2013, this change requires us to recognize the full accounting impact in our financial statements in the period in which the legislation is enacted. As a result, in the first quarter of 2010, we recorded a one-time non-cash charge of approximately $2.1 million to income taxes to reflect the impact of this change. Our 2010 effective tax rate also increased due to the additional tax expense associated with the current year retiree health care accruals.

As part of an agreement reached in our current Missouri electric rate case, we have also agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981-2008 and totaled approximately $11.1 million. We recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million. Amortization of the remaining regulatory tax asset will begin in 2012, which is also when we expect to be able to request rate recovery of the asset.

We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of December 31, 2009 was $906,000 and has not materially changed at March 31, 2010.

Our consolidated provision for income taxes increased approximately $4.4 million during the first quarter of 2010 as compared to the same period in 2009 mainly due to the two non-cash charges noted above. Our consolidated provision for income taxes increased approximately $2.4 million during the twelve months ended March 31, 2010 as compared to the twelve months ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment consists of our fiber optics business. During the twelve months ended March 31, 2010, 88.3% of our gross operating revenues were provided from sales from our electric segment (including 0.4% from the sale of water), 10.7% from our gas segment and 1.0% from our other segment.

Earnings

During the first quarter of 2010, basic and diluted earnings per weighted average share of common stock were $0.22 as compared to $0.32 in the first quarter of 2009. For the twelve months ended March 31, 2010, basic and diluted earnings per weighted average share of common stock were $1.08 as compared to $1.29 for the twelve months ended March 31, 2009. The primary negative driver for the first quarter of 2010 was increased income taxes, primarily due to the two non-cash charges in the first quarter of 2010 discussed below and the dilutive effect of additional shares issued. The primary positive driver for the first quarter of 2010 was increased electric revenues resulting from increased demand in the first quarter of 2010 due to favorable weather. The primary negative drivers for the twelve months ended March 31, 2010 were increased income taxes, primarily due to the two non-cash charges in the first quarter of 2010, increased operations and maintenance expenses, interest charges and the dilutive effect of additional shares issued. The primary positive driver, which partly offset these decreases, was increased electric on-system revenues.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months and twelve months ended March 31, 2009 and March 31, 2010, which is a non-GAAP presentation. The economic substance behind our non-GAAP earning per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

We believe this presentation is useful to investors because the statement of income does not readily show the EPS impact of the various components, including the effect of new stock issuances. This could limit the readers’ understanding of the reasons for the EPS change from the previous year’s EPS. This information is useful to management, and we believe this information is useful to investors, to better understand the reasons for the fluctuation in EPS between the prior and current years on a per share basis.

This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statement of income. We also note that this presentation does not purport to be an alternative to earnings per share determined in accordance with GAAP as a measure of operating performance or any other measure of financial performance presented in accordance with GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

	Three Months Ended	Twelve Months Ended
Earnings Per Share — 2009	$0.32	$1.29

Revenues
Electric on-system	$0.10	$0.11
Electric off — system and other	0.04	(0.19)
Gas	(0.07)	(0.24)
Water	0.00	0.00
Other	0.00	0.01
Expenses
Electric fuel and purchased power	(0.07)	0.15
Cost of natural gas sold and transported	0.08	0.25
Regulated — electric segment	(0.03)	(0.07)
Regulated —gas segment	0.00	0.01
Maintenance and repairs	0.00	(0.05)
Depreciation and amortization	(0.01)	0.01
Other taxes	(0.01)	(0.01)
Interest charges	0.00	(0.04)
AFUDC	0.01	0.02
Change in effective income tax rates	(0.10)	(0.09)
Other income and deductions	(0.01)	(0.03)
Dilutive effect of additional shares issued	(0.03)	(0.05)
Earnings Per Share — 2010	$0.22	$1.08

Recent Activities

Healthcare Reform Act - Medicare Part D benefits

On March 23, 2010, the Patient Protection and Affordable Care Act became law. This legislation includes a provision that reduces the deductibility, for income tax purposes, of retiree healthcare costs to the extent an employer receives federal subsidies. Companies receive the subsidy when they provide retiree prescription benefits at least equivalent to Medicare Part D coverage in their postretirement healthcare plan. Although the elimination of this tax benefit does not take effect until 2013, this change requires us to recognize the full accounting impact in our financial statements in the period in which the legislation is enacted. As a result, in the first quarter of 2010, we recorded a one-time non-cash charge of approximately $2.1 million to reflect the impact of this change. Our 2010 effective tax rate also increased due to the additional tax expense associated with the current year retiree health care accruals. See Note 12 of “Notes to Consolidated Financial Statements.”

Regulatory Matters

On April 30, 2010, the parties in our current Missouri electric rate case filed on October 29, 2009, filed a pleading with the MPSC stating that we have reached an agreement in principle as to all issues in the case. We expect the agreement to be filed sometime in May 2010.

As part of an earlier agreement reached in this current Missouri electric rate case, we agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981 to 2008 and totaled approximately $11.1 million. We had previously recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million. Amortization of the remaining regulatory tax asset will begin in 2012, which is also when we expect to be able to request rate recovery of the asset. See Note 12 of “Notes to Consolidated Financial Statements”.

As a result of the delay in the Iatan 2 project, we have also agreed not to seek a permanent increase in the current rate case for any costs associated with the Iatan 2 unit with the exception of that portion of the Iatan 2 common plant needed to operate Iatan 1. We anticipate filing a rate case at the conclusion of this case to recover the Iatan 2 costs. We have also agreed to the use of construction accounting for our Plum Point project such as we use for our Iatan 2 project. Construction accounting allows us to defer certain charges as regulatory assets, including depreciation, operating expenses and carrying costs related to operation of the facilities until the facilities are ultimately included in our rate base. See Note 7 of “Notes to Consolidated Financial Statements.”

On November 4, 2009, we filed a request with the KCC for an annual increase in base rates for our Kansas electric customers in the amount of $5.2 million, or 24.6%. This request is primarily to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 completed in 2009 and at our Asbury plant completed in 2008 and our investment in new generating units at Iatan 2, the Plum Point Generating Station and our Riverton 12 unit that went on line in 2007. On May 4, 2010, we filed a stipulation with the parties to this rate case, pending KCC approval. We anticipate new rates will go into effect in July 2010.

On March 25, 2010, we requested a capital cost recovery rider (CCRR) at the Oklahoma Corporation Commission (OCC). The rider is designed to recover the carrying costs on our capital investment for generation, transmission and distribution assets that have been added to the system since our last Oklahoma general rate case (May 2003), as well as investments made on an ongoing basis. As requested, the operation of the CCRR would increase our operating revenue in Oklahoma in a series of three steps to be followed with a general rate case in 2011. If the CCRR is authorized by the OCC, it is expected to result in a maximum overall increase in Oklahoma revenues of approximately $3 million pre-tax, or approximately 33%.

On March 12, 2010, we filed Generation Formula Rate (GFR) tariffs with the FERC which will be utilized for our wholesale customers. New rates based on the GFR tariffs are expected to be effective around August 1, 2010.

On June 5, 2009, we filed a request with the MPSC for an annual increase in base rates for our Missouri gas customers in the amount of $2.9 million, or 4.9%. In this filing, we requested recovery of the ongoing cost of operating and maintaining our 1,200-mile gas distribution system and a return on equity of 11.3%. On February 24, 2010, the MPSC unanimously approved an agreement among the Office of the Public Counsel (OPC), the MPSC staff and us for an increase of $2.6 million. Pursuant to the agreement, new rates went into effect on April 1, 2010.

On May 13, 2009, the OPC filed a petition in the Jasper County Circuit Court seeking refunds with regard to utility rates for electric service paid by our Missouri customers during the period of January 1, 2007 to December 13, 2007. During this period, we charged the rates set forth in the tariffs which were approved by, and are on file with, the MPSC. We filed a motion to dismiss, or, in the alternative, motion for more definitive statement. On September 3, 2009, the Jasper County Circuit Court granted our motion and dismissed the OPC’s petition with prejudice. On October 7, 2009, the OPC appealed the Jasper County Circuit Court decision to the Missouri Court of Appeals. The Missouri Court of Appeals issued its opinion on March 31, 2010, affirming the judgment of the Jasper County Circuit Court and holding that the OPC lacks the statutory authority to bring a civil action against us for refunds on behalf of our customers. The Mandate of the Missouri Court of Appeals was issued on April 16, 2010, ending the case and all appeals.

For additional information, see “Rate Matters” below.

Iatan 2 Coal Investment Tax Credits

A December 2009 award from an arbitration panel ordered KCP&L to renegotiate with the IRS a previous $125 million advanced coal investment tax credit granted its Iatan 2 plant. The arbitration panel agreed that we should have received our 12% share of the credit as 12% owners of Iatan 2. The arbitration panel ruled that if the IRS does not grant us our 12% share of the credit, worth approximately $17.7 million, then KCP&L must pay us the difference. On March 30, 2010, KCP&L filed a federal lawsuit seeking to vacate the arbitration award on the grounds that the arbitration panel exceeded its authority. We filed a motion to dismiss on the grounds that the court lacks jurisdiction over this suit. We cannot predict the outcome of the lawsuit nor the timing of the receipt of the credit should the lawsuit be decided in our favor. However, it would have no significant income statement impact as the credit, which would reduce our tax payments, would flow to our customers over the life of the plant.

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

The SWPA published its Final Determination Report on January 23, 2009 documenting the procedure they intended to use to calculate the present value of the future lifetime replacement cost of the electrical energy and capacity lost due to the White River Minimum Flows project at Ozark Beach. The actual hydropower compensation values were to be calculated using the method presented in the Final Determination and current values for the specified parameters based on the official implementation date. Assuming a January 1, 2011 date of implementation for the White River Minimum Flows project and November 2008 values for the specified parameters, the SWPA’s determination at that time resulted in a present value for the estimated future lifetime replacement costs of the electrical energy and capacity at Ozark Beach of $41.3 million. On June 8, 2009, the SWPA published a draft addendum to its January 2009 Final Determination Report documenting proposed changes to the SWPA’s methodology, including the inclusion of an additional discount rate source to be used by the SWPA in determination of the present value of the losses. Assuming a January 1, 2011 date of implementation for the White River Minimum Flows project and current values for the specified parameters, the SWPA’s Draft Addendum to its Final Determination results in a present value of $22.3 million for the estimated future lifetime replacement costs of the electrical energy and capacity at Ozark Beach. We and the MPSC have provided comments on the new methodology included in the draft addendum but cannot predict the final outcome. Originally, the Appropriations Act had a provision for the Army Corp of Engineers to provide a one time payment to us for lost energy production. This provision was revised in October 2009 to allow the SWPA to pay for damages through a special disbursement account. Under the revised law, payments must be made annually by SWPA in an amount of at least $5 million until the total damages are reimbursed. We have been informed that SWPA intends to make a payment of at least $5 million by September 30, 2010.

Financings

During the first quarter of 2010, we issued and sold 1,678,341 shares of our common stock, pursuant to our $120 million equity distribution agreement with UBS Securities LLC (UBS), at an average price per share of $18.27, resulting in proceeds to us of approximately $29.7 million (after payment of approximately $0.9 million in commissions to the sales agent). Since inception of the program, in the aggregate, we have issued and sold 5,479,863 shares pursuant to the program, resulting in net proceeds to us of approximately $96.9 million.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2010, compared to the same periods ended March 31, 2009.

The following table represents our results of operations by operating segment for the applicable periods ended March 31 (in millions):

	Three Months Ended		Twelve Months Ended
	2010	2009	2010	2009

Electric	$5.9	$8.8	$36.2	$41.9
Gas	2.3	1.8	1.4	1.0
Other	0.4	0.3	1.4	0.8
Net income	$8.6	$10.9	$39.0	$43.7

Electric Segment

Overview

Our electric segment income for the first quarter of 2010 was $5.9 million as compared to $8.8 million for the first quarter of 2009, a decrease of $2.9 million, primarily due to the non-cash charges relating to deferred taxes in the first quarter of 2010 discussed above. As a result, our effective income tax rate for the 2010 first quarter was approximately 54% compared to 34% in the 2009 period. Excluding these non-cash charges, the effective tax rate in the 2010 first quarter would have been 36%.

Electric operating revenues comprised approximately 81.5% of our total operating revenues during the first quarter of 2010. Of our total electric operating revenues during the first quarter of 2010, approximately 47.5% were from residential customers, 26.2% from commercial customers, 12.4% from industrial customers, 4.4% from wholesale on-system customers, 5.5% from wholesale off-system transactions, 2.5% from other electric revenues, primarily public authorities and 1.5% from miscellaneous sources. The percentage of revenues provided from our wholesale off-system transactions increased during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to increased market demand resulting from colder weather in the first quarter of 2010 as compared to the first quarter of 2009.

The amounts and percentage changes from the prior periods in kilowatt-hour (kWh) sales and operating revenues by major customer class for on-system sales and for off-system sales for the applicable periods ended March 31, were as follows:

	kWh Sales (in millions)
Customer Class	First Quarter 2010	First Quarter 2009	% Change*	12 Months Ended 2010	12 Months Ended 2009	% Change*
Residential	639.2	550.9	16.0%	1,954.8	1,910.3	2.3%
Commercial	385.7	376.0	2.6	1,589.5	1,619.1	(1.8)
Industrial	231.0	240.2	(3.8)	982.9	1,051.5	(6.5)
Wholesale on-system	84.9	80.8	5.1	336.2	339.9	(1.1)
Other**	33.9	32.2	5.2	125.1	123.9	0.9
Total on-system sales	1,374.7	1,280.1	7.4	4,988.5	5,044.7	(1.1)
Off-system	182.5	133.9	36.4	564.6	681.7	(17.2)
Total kWh Sales	1,557.2	1,414.0	10.1	5,553.1	5,726.4	(3.0)

*Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

**Other kWh sales include street lighting, other public authorities and interdepartmental usage.

	Electric Segment Operating Revenues (in millions)
Customer Class	First Quarter 2010	First Quarter 2009	% Change*	12 Months Ended 2010	12 Months Ended 2009	% Change*
Residential	$54.0	$48.6	11.1%	$185.8	$179.2	3.7%
Commercial	29.7	29.7	0.3	135.9	134.6	0.9
Industrial	14.1	14.9	(5.3)	65.2	67.4	(3.3)
Wholesale on-system	4.9	4.7	5.1	18.4	18.9	(2.2)
Other**	2.9	2.7	3.8	11.7	11.2	4.2
Total on-system revenues	$105.6	$100.6	5.0	$417.0	$411.3	1.4
Off-system	6.2	4.0	56.9	16.6	26.2	(36.6)
Total Revenues from kWh Sales	111.8	104.6	7.0	433.6	437.5	(0.9)
Miscellaneous Revenues***	1.8	1.8	(2.1)	6.8	7.0	(2.7)
Total Electric Operating Revenues	$113.6	$106.4	6.8	$440.4	$444.5	(0.9)
Water Revenues	0.4	0.4	2.1	1.8	1.8	0.1
Total Electric Segment Operating Revenues	$114.0	$106.8	6.8	$442.2	$446.3	(0.9)

*Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

**Other operating revenues include street lighting, other public authorities and interdepartmental usage.

***Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers increased during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to colder weather in 2010. Revenues for our on-system customers increased approximately $5.0 million, or 5.0%. Weather and other related factors increased revenues an estimated $6.6 million. Total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) for the first quarter of 2010 were 19.3% more than the same period last year and 11.6% more than the 30-year average. Continued sales growth contributed an estimated $0.3 million. Our electric customer growth for the twelve months ended March 31, 2010 was 0.4%. Rate changes, mainly resulting from fuel adjustment clauses, decreased revenues an estimated $1.9 million.

During the first quarter of 2010, the increase in residential and commercial kWh sales and revenues was primarily due to the colder weather in the first quarter of 2010 and increased customer growth.

Industrial kWh sales and revenues decreased mainly due to a continued slowdown created by economic uncertainty.

On-system wholesale kWh sales increased 5.1% and revenues increased 5.1% during the first quarter of 2010 as compared to the same period in 2009 reflecting the colder weather in the first quarter of 2010.

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

Revenues and related expenses were more during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to increased market demand resulting from colder weather in the first quarter of 2010 as compared to the first quarter of 2009. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $1.8 million during the first quarter of 2010 and the first quarter of 2009. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions

During the first quarter of 2010, total electric segment operating expenses increased approximately $10.5 million (11.5%) compared with the same period last year.

Total fuel and purchased power expenses increased approximately $3.9 million (8.3%) during the first quarter of 2010. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of income for the first quarter of 2010 and 2009.

(in millions)	2010	2009
Actual fuel and purchased power expenditures	$53.1	$49.7
Kansas regulatory adjustments*	(0.4)	0.3
Missouri fuel adjustment deferral*	(1.8)	(3.1)
Missouri fuel adjustment recovery**	(0.5)	—
Unrealized (gain)/loss on derivatives	0.3	(0.1)
Total fuel and purchased power expense per income statement	$50.7	$46.8

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

**Currently being refunded to customers from prior accumulation periods.

The overall fuel and purchased power increase reflects increased generation by both our gas fired and coal fired units and a decrease in purchased power in the first quarter of 2010 as compared to 2009. The increase in fuel costs includes the effect of increased market demand resulting from colder weather in the first quarter of 2010 and increased off-system sales.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the first quarter of 2010 as compared to the first quarter of 2009. This table incorporates all the changes mentioned above. As shown below, the largest impact on fuel and purchased power costs was an increase in generation by our gas-fired units.

Three Months Ended
(in millions)	March 31, 2010 vs. 2009
Natural gas generation volume	$6.0
Coal generation volume	2.0
Purchased power spot purchase volume	(2.4)
Purchased power (cost)	0.5
Natural gas (cost)	(2.5)
Coal (cost)	(0.1)
Other (including fuel adjustments)	0.4
TOTAL	$3.9

Regulated operating expenses increased approximately $1.6 million (10.8%) during the first quarter of 2010 as compared to the same period in 2009 primarily due to increases of $0.3 million in general labor costs, $0.3 million in customer accounts expenses (mainly increased banking fees), $0.3 million in employee health care expense, $0.2 million in distribution expense, $0.2 million in injuries and damages, $0.1 million in general office expense, $0.1 million in property insurance, $0.1 million in employee pension expense, $0.1 million in other power operation expense and $0.1 million in research and development expense. We were able to defer $0.3 million in other steam power expense related to Iatan 1 operating costs in accordance with our agreement with the MPSC that allows deferral of certain costs until the environmental upgrades to Iatan 1 are included in our rate base.

Maintenance and repairs expense increased approximately $0.1 million (0.9%) in the first quarter of 2010 as compared to the first quarter of 2009 mainly due to increases of $0.4 million in maintenance and repairs expense at the Riverton plant due to the 5-year maintenance outage which began on March 20, 2010, $0.4 million in transmission and distribution maintenance, a $0.1 million in maintenance and repairs expense at the Asbury plant and a $0.1 million in maintenance and repairs expense at the Iatan plant. These increases were almost entirely offset by a $0.9 million decrease in maintenance and repairs expense at the State Line Combined Cycle (SLCC) plant as compared to the first quarter of 2009 when there was a maintenance outage at the plant.

Depreciation and amortization expense increased approximately $0.5 million (4.0%) during the quarter primarily reflecting our additions to plant in service. We deferred $0.3 million of depreciation expense due to construction accounting. Other taxes increased approximately $0.5 million during the first quarter of 2010 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended March 31, 2010 Compared to Twelve Months Ended March 31, 2009

Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended March 31, 2010, kWh sales to our on-system customers decreased 1.1% with the associated revenues increasing approximately $5.6 million (1.4%). Rate changes, primarily the August 2008 Missouri rate increase (discussed below), contributed an estimated $11.4 million to revenues while continued sales growth contributed an estimated $1.2 million. Weather and other related factors decreased revenues an estimated $7.0 million. The increase in residential kWh sales and revenues during the twelve months ended March 31, 2010 was primarily due to colder weather in the first quarter of 2010 while the increase in residential revenues was also due to the 2008 Missouri rate increase. Industrial and commercial kWh sales decreased during the twelve months ended March 31, 2010, mainly due to general economic conditions. The associated revenues increased slightly for commercial sales and the industrial revenues decreased less than the kWh sales decreased reflecting the 2008 Missouri rate increase. On-system wholesale kWh sales decreased during the twelve months ended March 31, 2010 reflecting the general economic conditions.

Off-System Electric Transactions

Off-system revenues decreased $9.6 million during the twelve months ended March 31, 2010 as compared to the same period in 2009 primarily due to decreased market demand and lower gas prices that made it more economical for utilities to generate their own power rather than purchase it in 2009. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues for the twelve months ended March 31, 2010 were $6.8 million as compared to $7.0 million in the same period of 2009. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions

During the twelve months ended March 31, 2010, total electric segment operating expenses decreased approximately $0.2 million (0.1%) compared to the prior period.

Total fuel and purchased power costs decreased approximately $8.0 million (4.1%) during the twelve months ended March 31, 2010. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of income for the twelve months ended March 31, 2010.

(in millions)	2010	2009
Actual fuel and purchased power expenditures	$185.6	$196.3
Kansas regulatory adjustments*	(0.2)	0.2
Missouri fuel adjustment deferral*	(0.7)	(2.9)
Missouri fuel adjustment recovery**	1.2	—
Unrealized (gain)/loss on derivatives	—	0.3
Total fuel and purchased power expense per income statement	$185.9	$193.9

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

**Currently being recovered from customers from prior accumulation periods.

The overall fuel and purchased power decrease includes the effect of decreased market demand resulting from mild weather in the second, third and fourth quarters of 2009. The decrease in fuel costs also includes the effect of decreased off-system sales.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the twelve months ended March 31, 2010 as compared to the twelve months ended March 31, 2009. This table incorporates all the changes mentioned above. As shown below, the largest impact on fuel and purchased power costs was a decrease in generation by our gas-fired units.

Twelve Months Ended
(in millions)	March 31, 2010 vs 2009
Natural gas generation volume	$(12.4)
Coal generation volume	1.2
Purchased power spot purchase volume	0.2
Natural gas (cost)	3.3
Coal (cost)	2.4
Purchased power (cost)	(5.7)
Other (including fuel adjustments)	3.0
TOTAL	$(8.0)

Regulated operating expenses increased approximately $3.3 million (5.4%) during the twelve months ended March 31, 2010 as compared to the same period in 2009, primarily due to increases of $1.2 million in general labor costs, $1.1 million in professional services, $1.0 million in customer accounts expense (mainly increased banking fees), $0.6 million in other steam power expense at the Iatan 1 plant, $0.5 million in transmission and distribution expense, $0.4 million in other steam power expense at the Asbury plant, $0.2 million in property insurance, $0.2 million in employee welfare costs, $0.1 million in other power operation expense and $0.1 million in research and development expense. These increases were partially offset by decreases of $0.7 million in injuries and damages, $0.3 million in employee health care expense, $0.1 million in employee pension expense and $0.1 million in regulatory commission expense. We were able to defer an additional $0.9 million in other steam power expense related to Iatan 1 operating costs in accordance with our agreement with the MPSC that allows deferral of certain costs until the environmental upgrades to Iatan 1 are included in our rate base.

Maintenance and repairs expense increased approximately $2.4 million (8.1%) during the twelve months ended March 31, 2010 as compared to the twelve months ended March 31, 2009 primarily due to increases of approximately $2.3 million in distribution maintenance (including $1.5 million of ice storm-related amortization), $1.2 million in maintenance and repairs expense at the Asbury plant, $0.4 million in transmission maintenance, $0.1 million in maintenance and repairs expense at the Ozark Beach plant and $0.1 million in repairs expense to the Riverton gas units. These increases were partially offset by decreases of $1.1 million in maintenance and repairs expense to the SLCC which experienced a maintenance outage in the first quarter of 2009 and $0.6 million in maintenance and repairs expense at the Iatan 1 plant, which experienced an outage in the fourth quarter of 2008.

Depreciation and amortization expense decreased approximately $0.8 million (1.6%) during the twelve months ended March 31, 2010, primarily due to reduced regulatory amortization resulting from the 2008 Missouri rate case that went into effect on August 23, 2008 offset by increases to plant in service which increased depreciation expense. Other taxes increased approximately $1.0 million during the twelve months ended March 31, 2010 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following tables detail our natural gas sales and revenues for the periods ended March 31:

Total Gas Delivered to Customers

	Three Months Ended			Twelve Months Ended
(bcf sales)	2010	2009	% change	2010	2009	% change
Residential	1.51	1.31	15.4%	2.89	2.73	5.8%
Commercial	0.65	0.57	15.1	1.36	1.29	5.4
Industrial*	0.05	0.15	(71.5)	0.11	0.66	(83.5)
Other**	0.02	0.02	36.8	0.04	0.03	14.4
Total retail sales	2.23	2.05	9.0	4.40	4.71	(6.7)
Transportation sales*	1.61	1.16	38.3	4.77	3.86	23.8
Total gas operating sales	3.84	3.21	19.6	9.17	8.57	7.0

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Twelve Months Ended
($ in millions)	2010	2009	% change	2010	2009	% change
Residential	$16.3	$18.1	(10.1)%	$34.3	$39.6	(13.4)%
Commercial	6.6	7.4	(11.5)	14.7	17.4	(15.3)
Industrial*	0.3	1.4	(76.2)	1.0	6.1	(83.5)
Other**	0.2	0.2	(6.4)	0.4	0.4	(8.6)
Total retail revenues	$23.4	$27.1	(13.8)	$50.4	$63.5	(20.6)
Other revenues	0.1	0.1	(27.8)	0.2	0.2	(15.9)
Transportation revenues*	1.1	0.9	26.5	3.2	2.5	24.3
Total gas operating revenues	$24.6	$28.1	(12.6)	$53.8	$66.2	(18.8)
Cost of gas sold	15.1	19.3	(21.7)	31.4	44.2	(29.0)
Gas operating revenues over cost of gas in rates	$9.5	$8.8	7.7	$22.4	$22.0	1.7

*Percentage change reflects the transfer of a customer from transportation to industrial sales in April 2008 and back to transportation in April 2009 and a customer switching from industrial sales to transportation in October 2009 after an eight-month suspension.

**Other includes other public authorities and interdepartmental usage.

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Operating Revenues and bcf Sales

Gas retail sales increased 9.0% during the first quarter of 2010 as compared to 2009 primarily due to colder weather in the first quarter of 2010. The winter months are normally high sales months for the natural gas business, whose heating season runs from November to March of each year. Residential sales increased 15.4% and commercial sales increased 15.1% during the first quarter of 2010 as compared to the first quarter of 2009. Heating degree days were 15.4% more than the first quarter of 2010 as compared to the first quarter of 2009 and 7.0% more than the 30-year average. Industrial sales decreased 71.5% during the first quarter of 2010 as compared to the same period in 2009 due to the transfers discussed above.

During the first quarter of 2010, gas segment revenues were approximately $24.6 million as compared to $28.1 million in the first quarter of 2009, a decrease of 12.6%. During the first quarter of

2010, our PGA revenue (which represents the cost of gas recovered from our customers) was approximately $15.1 million as compared to $19.3 million in the first quarter of 2009, a decrease of approximately $4.2 million. This decrease was largely driven by the decreases in the PGAs that went into effect May 15, 2009 and November 13, 2009.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of March 31, 2010, we had unrecovered purchased gas costs of $0.3 million recorded as a regulatory asset and over recovered purchased gas costs of $4.0 million recorded as a regulatory liability.

Operating Revenue Deductions

Total other operating expenses were $2.7 million during the first quarter of 2010 as compared to $2.9 million in the first quarter of 2009, a decrease of $0.2 million. This decrease was mainly due to a $0.2 million decrease in uncollectible accounts. Our gas segment had net income of $2.3 million for the first quarter of 2010 as compared to $1.8 million for the first quarter of 2009.

Twelve Months Ended March 31, 2010 Compared to Twelve Months Ended March 31, 2009

Operating Revenues and bcf Sales

Gas retail sales decreased 6.7% during the twelve months ended March 31, 2010 mainly due to the switching of customers between industrial sales and transportation, the suspension of operations of a large volume sales customer (see footnote above), and the effect of our gas segment customer contraction of 0.8% for the twelve months ended March 31, 2010. We believe this contraction was due to depressed economic conditions. We estimate that the rate of gas customer contraction will level out during the next three years and begin modest growth after 2012. Residential and commercial sales increased during the twelve months ended March 31, 2010 primarily due to colder weather in the first quarter of 2010.

During the twelve months ended March 31, 2010, gas segment revenues were approximately $53.8 million as compared to $66.2 million in the twelve months ended March 31, 2009, a decrease of $12.5 million (18.8%). This decrease was largely driven by a decrease in the PGAs that went into effect May 15, 2009 and November 13, 2009. During the twelve months ended March 31, 2010, our PGA revenue was approximately $31.4 million as compared to $44.2 million during the twelve months ended March 31, 2009, a decrease of approximately $12.8 million.

Operating Revenue Deductions

Total other operating expenses were $10.1 million for the twelve months ended March 31, 2010 as compared to $10.4 million for the twelve months ended March 31, 2009. This decrease was mainly due to a $0.5 million decrease in customer accounts expense (mainly uncollectible accounts) partially offset by a $0.2 million increase in distribution operation expense. Our gas segment had net income of $1.4 million for the twelve months ended March 31, 2010 as compared to $1.0 million for the twelve months ended March 31, 2009.

Consolidated Company

Income Taxes

Our consolidated provision for income taxes increased approximately $4.4 million during the first quarter of 2010 as compared to the same period in 2009 primarily due to the non-cash charges in the first quarter of 2010 discussed below. Our consolidated provision for income taxes increased approximately $2.4 million during the twelve months ended March 31, 2010 as compared to the twelve months ended March 31, 2009.

The following table shows our consolidated effective federal and state income tax rates for the applicable periods ended September 30, 2009:

	Three Months Ended		Twelve Months Ended
	2010	2009	2010	2009
Consolidated effective federal and state income tax rates	53.6%	33.9%	38.3%	33.1%

The effective tax rates for the first quarter of 2010 and the twelve months ended March 31, 2010 are higher than comparable prior year periods primarily due to the new health care legislation. On March 23, 2010, the Patient Protection and Affordable Care Act became law. This legislation includes a provision that reduces the deductibility, for income tax purposes, of retiree healthcare costs to the extent an employer receives federal subsidies. Companies receive the subsidy when they provide retiree prescription benefits at least equivalent to Medicare Part D coverage in their postretirement healthcare plan. Although the elimination of this tax benefit does not take effect until 2013, this change requires us to recognize the full accounting impact in our financial statements in the period in which the legislation is enacted. As a result, in the first quarter of 2010, we recorded a one-time non-cash charge of approximately $2.1 million to income taxes to reflect the impact of this change. Our 2010 effective tax rate is also expected to increase due to the additional tax expense associated with the current year retiree health care accruals.

As part of an agreement reached in our current Missouri electric rate case, we have also agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981-2008 and totaled approximately $11.1 million. We recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million. Amortization of the remaining regulatory tax asset will begin in 2012, which is also when we expect to be able to request rate recovery of the asset. As a result of the two non-cash charges, our effective income tax rate for the 2010 first quarter was approximately 54% compared to 34% in the 2009 period. Excluding these non-cash charges, the effective tax rate in the 2010 first quarter would have been 36%.

We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of December 31, 2009 was $906,000 and has not materially changed at March 31, 2010.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended March 31. AFUDC increased during both the first quarter of 2010 and the twelve months ended March 31, 2010 as compared to the same periods in 2009 due to higher levels of construction in each period.

	Three Months Ended		Twelve Months Ended
($ in millions)	2010	2009	2010	2009
Allowance for equity funds used during construction	$1.8	$1.4	$6.6	$6.2
Allowance for borrowed funds used during construction	2.4	2.2	8.1	7.4
Total AFUDC	$4.2	$3.6	$14.7	$13.6

Total interest charges on long-term and short-term debt for the periods ended March 31, 2010 are shown below. The increases in long-term debt interest for both periods reflect the interest on the $75 million principal amount of first mortgage bonds we issued March 27, 2009. The increases in long-term debt interest for the twelve months ended March 31, 2010 also reflect the $90 million principal amount of first mortgage bonds we issued May 16, 2008. The decreases in short-term debt interest primarily reflect lower levels of borrowing.

	Interest Charges
	($ in millions)
	3 Months	3 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%
	2010	2009	Change*	2010	2009	Change*
Long-term debt interest	$10.5	$9.6	8.8%	$42.9	$37.6	14.2%
Short-term debt interest	0.2	0.6	(57.8)	0.8	1.9	(58.5)
Trust preferred securities interest	1.1	1.1	0.0	4.3	4.3	0.0
Iatan 1 carrying charges*	(0.6)	—	—	(1.9)	—	—
Other interest	0.2	0.1	51.0	0.7	1.1	(31.5)
Total interest charges	$11.4	$11.4	0.0	$46.8	$44.9	4.3

*Beginning in the second quarter of 2009, we are able to defer Iatan 1 carrying charges in accordance with our agreement with the MPSC that allows deferral of certain costs until the environmental upgrades to Iatan 1 are included in our rate base.

RATE MATTERS

We continually assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

Our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses, an opportunity for us to earn a reasonable return on “rate base.” “Rate base” is generally determined by reference to the original cost (net of accumulated depreciation and regulatory amortization) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation, regulatory amortization and retirement of utility plant and write-off’s as ordered by the utility commissions. In general, a request of new rates is made on the basis of a “rate base” as of a date prior to the date of the request and allowable operating expenses for a 12-month test period ended prior to the date of the request. Although the current rate making process provides recovery of some future changes in rate base and operating costs, it does not reflect all changes in costs for the period in which new retail rates will be in place. This results in a lag between the time we incur costs and the time when we can start recovering the costs through rates. See Note 3 of “Notes to Consolidated Financial Statements” for the amounts recorded for regulatory amortization.

The following table sets forth information regarding rate increases since January 1, 2008:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	ROE	Date Effective
Missouri — Gas	June 5, 2009	$2,600,000	4.37%	N/A	April 1, 2010
Missouri — Electric	October 1, 2007	$22,040,395	6.70%	10.8%	August 23, 2008

Electric Segment

Missouri

2009 Rate Case

On October 29, 2009, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $68.2 million, or 19.6%. This request was primarily designed to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 and our investment in new generating units at Iatan 2 and the Plum Point Generating Station. On April 30, 2010, the parties in this rate case filed a pleading with the MPSC stating that we have reached an agreement in principle as to all issues in the case. We expect the agreement to be filed sometime in May 2010.

As a result of the delay in the Iatan 2 project, however, we have agreed to not seek a permanent increase in the current rate case for any costs associated with the Iatan 2 unit with the exception of that portion of the Iatan 2 common plant needed to operate Iatan 1. We currently expect Iatan 2 to be placed into service in the fall of 2010 and anticipate filing a rate case at the conclusion of this case to recover the Iatan 2 costs. See Note 7 of “Notes to Consolidated Financial Statements.” We have also agreed to the use of construction accounting for our Plum Point project such as we use for our Iatan 2 project. Construction accounting allows us to defer certain charges as regulatory assets, including depreciation and carrying costs, related to operation of the facilities until the facilities are ultimately included in our rate base. We have also agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981 to 2008 and totaled approximately $11.1 million. We had previously recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million. Amortization of the remaining regulatory tax asset will begin in 2012, which is also when we expect to be able to request rate recovery of the asset. See Note 12 of “Notes to Consolidated Financial Statements”.

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

On October 2, 2008, the OPC and intervenors Praxair, Inc. and Explorer Pipeline Company filed Petitions for Writ of Review with the Cole County Circuit Court. These actions were consolidated into one proceeding, briefs were filed and the Cole County Circuit Court heard oral arguments on September 29, 2009. The Cole County Circuit Court issued a ruling on December 31, 2009, affirming the Commission’s Report and Order. OPC, Praxair and Explorer Pipeline have filed appeals with the Missouri Court of Appeals.

Kansas

On November 4, 2009, we filed a request with the KCC for an annual increase in base rates for our Kansas electric customers in the amount of $5.2 million, or 24.6%. This request is primarily to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 completed in 2009 and at our Asbury plant completed in 2008 and our investment in new generating units at Iatan 2, the Plum Point Generating Station and our Riverton 12 unit that went on line in 2007. On May 4, 2010, we filed a stipulation with the parties to the rate case, pending KCC approval. We anticipate new rates will go into effect in July 2010.

Oklahoma

On March 25, 2010, we requested a capital cost recovery rider (CCRR) at the OCC. The rider is designed to recover the carrying costs on our capital investment for generation, transmission and distribution assets that have been added to the system since our last Oklahoma general rate case (May 2003), as well as investments made on an ongoing basis. As requested, the operation of the CCRR would increase our operating revenue in Oklahoma in a series of three steps to be followed with a general rate case in 2011. If the CCRR is authorized by the OCC, it is expected to result in a maximum overall increase in Oklahoma revenues of approximately $3 million pre-tax, or approximately 33%.

FERC

On March 12, 2010, we filed Generation Formula Rate (GFR) tariffs with the FERC which will be utilized for our wholesale customers. New rates based on the GFR tariffs are expected to be effective around August 1, 2010.

Gas Segment

On June 5, 2009, we filed a request with the MPSC for an annual increase in base rates for our Missouri gas customers in the amount of $2.9 million, or 4.9%. In this filing, we requested recovery of the ongoing cost of operating and maintaining our 1,200-mile gas distribution system and a return on equity of 11.3%. On February 24, 2010, the MPSC unanimously approved an agreement among the Office of the Public Counsel (OPC), the MPSC staff and Empire for an increase of $2.6 million. Pursuant to the Agreement, new rates went into effect on April 1, 2010.

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

Day-Ahead Market:  The SPP and its members have been evaluating the costs and benefits on expanding the EIS market into a full day ahead energy market with a co-optimized ancillary services market, which will include the consolidation of all SPP balancing authorities, including ours, into a single SPP balancing authority. On April 28, 2009, the SPP Regional State Committee (SPP RSC), whose members include state commissioners from our four state commissions, and the SPP Board of Directors (SPP BOD) endorsed a cost benefit report that recommended the SPP RTO move forward with the development of a day-ahead market with unit commitment and co-optimized ancillary services market (Day-Ahead Market) and implement the complete Day-Ahead Market as soon as practical, which is anticipated in late 2013 or early 2014. As part of the Day-Ahead Market, the SPP RTO will create, prior to implementation of such market, a single NERC approved balancing authority to take over balancing authority responsibilities for its members, including us, which is expected to provide operational and economic benefits for us and our customers. The implementation of the Day-Ahead Market will replace the existing EIS market, which to date has, and is expected to continue to, provide benefits for our customers.

SPP Regional Transmission Development:  On August 15, 2008, the SPP filed with the FERC proposed revisions to its open access transmission pro forma tariff (OATT) to establish a process for including a “balanced portfolio” of economic transmission upgrades in the annual SPP Transmission Expansion Plan. The cost of such upgrades will be recovered through a regional rate allocated to SPP members based on their load ratio share within SPP’s market area of the balanced portfolio’s cost. On October 16, 2008, the FERC accepted the balanced portfolio approach, which sets forth the selection process of a group of projects and regional cost allocation rules based on projected benefits and allocated costs over a ten year period. The plan will be balanced if the portfolio is cost beneficial for each zone, including ours, within the SPP. A balanced portfolio could include projects below the 345 kv level (which is the bright line voltage level for projects to be included in the portfolio) to increase benefits to a particular zone to achieve balance of benefits and costs over the ten year study period. On April 28, 2009, the SPP RSC and the SPP BOD approved the first set of balanced portfolio extra high voltage transmission projects to be constructed within the SPP region. The transmission expansion projects, totaling over $700 million, include projects in Missouri, Kansas, Arkansas, Oklahoma, Nebraska and Texas. We anticipate this set of transmission expansion projects will provide long term benefits to our customers yet expect our share of the net allocated costs to be immaterial. Also on April 28, 2009, the SPP RSC and BOD approved a new report that recommends restructuring of the SPP’s regional planning processes, which would establish an integrated planning process for reliability, transmission service and economic transmission projects, based on a new set of planning principles that focus on the construction of a more robust transmission system large enough in both scale and geography to provide flexibility to meet SPP members’ and customers’ future needs. We will actively participate in the development of these new processes as well as cost allocation and recovery issues with members, prospective customers and the state commission representatives to the SPP RSC. On October 27, 2009, the SPP BOD endorsed a new transmission cost allocation method to replace the existing FERC accepted cost allocation method for new transmission facilities needed to continue to reliably and economically serve SPP customers, including ours, well into the future. The SPP BOD has approved the filing of new cost allocation tariff language that would require all transmission projects of 300 kV or larger to be funded by the region as a whole. This proposed cost allocation method, the “highway-byway” plan, would also require the region as a whole to pay 33% of the cost of transmission projects between 100 kV and 300 kV, while individual constructing zones pay 67% of those projects built within their zone. For projects under 100kV, the constructing zones would pay 100% of the cost. The new cost allocation method will be filed by the SPP at the FERC in the second quarter of 2010. We continue to evaluate the cost and benefit impacts and our position on the new cost allocation method to determine whether a challenge of the SPP filing at the FERC will be necessary.

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

Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide only a portion of the funds required in 2010 for our budgeted capital expenditures (as discussed in “Capital Requirements and Investing Activities” below). Although our working capital was negative as of March 31, 2010, we believe the amounts available to us under our credit facilities and the issuance of debt and equity securities together with this cash provided by operating activities will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs and other factors. The following table provides a summary of our operating, investing and financing activities for the quarters ended March 31:

Summary of Cash Flows

	Quarter Ended March 31,
(in millions)	2010	2009
Cash provided by (used in):
Operating activities	$36.8	$38.1
Investing activities	(34.8)	(41.5)
Financing activities	(1.7)	8.7
Net change in cash and cash equivalents	$0.3	$5.3

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

Period-over-period changes in our operating cash flows are attributable primarily to working capital changes resulting from the impact of weather, the timing of customer collections, payments for natural gas and coal purchases and the effects of deferred fuel recoveries. The increase in natural gas prices directly impacts the cost of gas stored in inventory.

First Quarter 2010 Compared to 2009.  During the first quarter of 2010, our net cash flow provided from operating activities was $36.8 million, a decrease of $1.3 million or 3.4% from 2009. This decrease was primarily a result of:

•                  Changes in net income - $(2.3) million.

•                  Draw down of the commodity risk management margin accounts through settlement of hedged positions in 2009 - $(5.2) million.

•                  Changes in seasonal levels of inventory, including the effect of building coal inventories at Plum Point and Iatan 2 - $(6.8) million.

•                  Changes in levels of accounts receivables - $(1.2) million.

•                  Changes in accrued liabilities - $8.5 million.

•                  Changes in cash payments for income taxes - $2.7 million.

•                  Accrual over recovered fuel costs - $3.0 million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $6.7 million during the first quarter of 2010 as compared to the first quarter of 2009.

Our capital expenditures incurred totaled approximately $30.9 million during the first quarter of 2010 compared to $41.0 million in the first quarter of 2009. The decrease was primarily the result of a decrease in distribution and transmission system additions and decreased generation additions following the completion of the Iatan I environmental upgrades.

A breakdown of the capital expenditures for the quarters ended March 31, 2010 and 2009 is as follows:

	Capital Expenditures
(in millions)	2010	2009
Distribution and transmission system additions	$7.4	$10.2
New Generation – Plum Point Energy Station	3.5	5.0
New Generation – Iatan 2	19.0	16.2
Storms	—	0.3
Additions and replacements – electric plant	0.3	8.8
Gas segment additions and replacements	0.2	0.4
Transportation	0.2	0.2
Other (including retirements and salvage - net) (1)	(1.1)	(0.7)
Subtotal	29.5	40.4
Non-regulated capital expenditures (primarily fiber optics)	1.4	0.6
Subtotal capital expenditures incurred (2)	30.9	41.0
Adjusted for capital expenditures payable (3)	3.9	0.9
Total cash outlay	$34.8	$41.9

(1)  Other includes equity AFUDC of $(1.8) million and $(1.4) million for 2010 and 2009, respectively.

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

Approximately 70% of our cash requirements for capital expenditures during the first quarter of 2010 were satisfied internally from operations (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

We estimate that internally generated funds will provide approximately 57% of the funds required for the remainder of our budgeted 2010 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our equity distribution agreement discussed below, as well as under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows provided by financing activities decreased $10.4 million in the first quarter of 2010 as compared to 2009.

During the first quarter of 2010, we issued and sold 1,678,341 shares of our common stock pursuant to our equity distribution program, at an average price per share of $18.27, resulting in proceeds to us of approximately $29.7 million (after payment of approximately $0.9 million in commissions to the sales agent). Since inception of the program, in the aggregate, we have issued and sold 5,479,863 shares pursuant to the program, resulting in net proceeds to us of approximately $96.9 million. In 2009 we issued $75 million in first mortgage bonds as discussed below. In 2010 we paid down $21.5 million in short-term debt versus $54.8 million in 2009. See Note 6 of “Notes to Consolidated Financial Statements (Unaudited)” for additional information regarding our equity distribution program.

On March 27, 2009, we issued $75 million principal amount of 7% first mortgage bonds due April 1, 2024. The net proceeds (after payment of expenses) of approximately $72.6 million were used to repay short-term debt incurred, in part, to fund our current construction program.

We have a $400 million shelf registration statement with the SEC, which became effective on August 15, 2008, covering our common stock, unsecured debt securities, preference stock, first mortgage bonds and trust preferred securities. As of March 31, 2010, in addition to amounts remaining under the equity distribution program described above, $205 million remains available for issuance under this shelf registration statement. Of the original $400 million, $250 million was available for first mortgage bonds with $175 million remaining available after the issuance of $75 million in first mortgage bonds on March 27, 2009. We plan to use a portion of the proceeds from issuances under this shelf to fund a portion of the capital expenditures for our new generation projects and to refinance long-term debt.

On July 15, 2005, we entered into a $150 million unsecured revolving credit facility which was scheduled to terminate on July 15, 2010. On March 14, 2006, we entered into the First Amended and Restated Unsecured Credit Agreement which amended and restated the $150 million unsecured revolving credit facility. The principal amount of the credit facility was increased to $226 million, with the additional $76 million allocated to support a letter of credit issued in connection with our participation in the Plum Point Energy Station project. This extra $76 million of availability reduces over a four year period in line with the amount of construction expenditures we owe for Plum Point Unit 1 and was $7.5 million as of May 1, 2010. On January 26, 2010, we entered into the Second Amended and Restated Unsecured Credit Agreement which amended and restated this facility again. This agreement extends the termination date of the revolving credit facility from July 15, 2010 to January 26, 2013. In addition, the pricing and fees under the facility were amended. Interest on borrowings under the facility accrues at a rate equal to, at our option, (i) the highest of (A) the bank’s prime commercial rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, plus a margin or (ii) one month, two month or three month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility increased from 0.80% to 2.70%. A facility fee is payable quarterly on the full amount of the commitments under the facility and a usage fee is payable on the full amount of the commitments under the facility for any period in which we have drawn less than 33% of the total revolving commitments under the facility, in each case based on our current credit ratings. In addition, upon entering into the amended and restated facility, we paid an upfront fee to the revolving credit banks of $900,000 in the aggregate. The aggregate amount of the revolving commitments remained unchanged at $150 million and there were no other material changes to the terms of the facility. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our trust preferred securities) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the trust preferred securities) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2010, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There was $14.0 million of outstanding borrowings under this agreement at March 31, 2010 and an additional $15.0 million was used to back up our outstanding commercial paper.

On March 11, 2009, we entered into a $50 million unsecured credit agreement. This agreement provides for $50 million of revolving loans to be available to us for working capital, general corporate purposes and to back-up our use of commercial paper and terminates on July 15, 2010. This credit agreement is in addition to, and has substantially identical covenants and terms as (other than pricing) our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010 discussed above. There were no borrowings under this agreement at March 31, 2010.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended March 31, 2010 would permit us to issue approximately $276.4 million of new first mortgage bonds based on this test with an assumed interest rate of 7.0%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At March 31, 2010, we had retired bonds and net property additions which would enable the issuance of at least $660.6 million principal amount of bonds if the annual interest requirements are met. As of March 31, 2010, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of March 31, 2010, this test would allow us to issue approximately $4.7 million principal amount of new first mortgage bonds.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa2	BBB-
First Mortgage Bonds	BBB+	Baa1	BBB+
Senior Notes	BBB	Baa2	BBB-
Trust Preferred Securities	BB+	Baa3	BB
Commercial Paper	F2	P-2	A-3
Outlook	Stable	Negative	Stable

*Not rated

On March 24, 2010, Standard & Poor’s issued a report with our ratings unchanged and upgraded our business profile to “excellent” from “strong”. On May 12, 2008, Moody’s affirmed our ratings with a negative outlook. On January 22, 2010, Fitch Ratings downgraded our trust preferred securities from BBB- to BB+ as a result of Fitch’s recently revised guidelines for rating preferred stock and hybrid securities issued by companies in all sectors. On April 1, 2010, Fitch affirmed our ratings and revised their rating outlook to stable. The revision took into consideration the anticipated completion of our five-year baseload capital expenditure program in 2010 and assumes we will receive timely and adequate regulatory recovery of newly completed investments.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not significantly changed at March 31, 2010, compared to December 31, 2009. We have accepted a binding proposal in the first quarter of 2010 to transport coal beginning June 30, 2010, which replaces an existing contract that expires June 29, 2010. The proposal term is for six and one-half years and the minimum payments total approximately $91.0 million, subject to final contract terms.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of March 31, 2010, our retained earnings balance was $6.3 million, compared to $13.6 million as of March 31, 2009, after paying out $12.3 million in dividends during the first quarter of 2010. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price. On April 29, 2010, the Board of Directors declared a quarterly dividend of $0.32 per share on common stock payable June 15, 2010 to holders of record as of June 1, 2010.

Our diluted earnings per share were $0.22 for the quarter ended March 31, 2010 and were $1.18 and $1.17 for the years ended December 31, 2009 and 2008, respectively. Dividends paid per share were $0.32 for the three months ended March 31, 2010 and $1.28 for each of the years ended December 31, 2009 and 2008.

Under Kansas corporate law, our Board of Directors may only declare and pay dividends out of our surplus or, if there is no surplus, out of our net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, or both. Our surplus, under Kansas law, is equal to our retained earnings plus accumulated other comprehensive income/(loss), net of income tax. However, Kansas law does permit, under certain circumstances, our Board of Directors to transfer amounts from capital in excess of par value to surplus. In addition, Section 305(a) of the Federal Power Act (FPA) prohibits the payment by a utility of dividends from any funds “properly included in capital account”. There are no additional rules or regulations issued by the FERC under the FPA clarifying the meaning of this limitation. However, several decisions by the FERC on specific dividend proposals suggest that any determination would be based on a fact-intensive analysis of the specific facts and circumstances surrounding the utility and the dividend in question, with particular focus on the impact of the proposed dividend on the liquidity and financial condition of the utility.

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the sum of $10.75 million and the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. On March 11, 2008, we amended the EDE Mortgage in order to provide us with more flexibility to pay dividends to our shareholders by increasing the basket available to pay dividends by $10.75 million, as described above. As of March 31, 2010, this restriction did not prevent us from issuing dividends.

In addition, under certain circumstances, our Junior Subordinated Debentures, 8-1/2% Series due 2031, reflected as Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures on our balance sheet at March 31, 2010 and as a note payable to securitization trust on our balance sheet at December 31, 2009, held by Empire District Electric Trust I, a consolidated securitization trust subsidiary, may also restrict our ability to pay dividends on our common stock. These restrictions apply if: (1) we have knowledge that an event has occurred that would constitute an event of default under the indenture governing these junior subordinated debentures and we have not taken reasonable steps to cure the event, (2) we are in default with respect to payment of any obligations under our guarantee relating to the underlying preferred securities, or (3) we have deferred interest payments on the Junior Subordinated Debentures, 8-1/2% Series due 2031 or given notice of a deferral of interest payments. As of March 31, 2010, there were no such restrictions on our ability to pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2009 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended March 31, 2010.

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

We satisfied 69.89% of our 2009 generation fuel supply need through coal. Approximately 88% of our 2009 coal supply was Western coal. We have contracts to supply a portion of the fuel for our coal plants through 2013. These contracts satisfy approximately 98% of our anticipated fuel requirements for 2010, 59% for 2011, 28% for 2012 and 30% of our 2013 requirements for our Asbury and Riverton coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of April 23, 2010, 71%, or 5.2 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2010 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at March 31, 2010, our natural gas cost would increase by approximately $1.5 million based on our March 31, 2010 total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms. With the addition of the Missouri fuel adjustment mechanism effective September 1, 2008, we now have a fuel cost recovery mechanism in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of March 31, 2010, we have 0.3 million Dths in storage on the three pipelines that serve our customers. This represents 17% of our storage capacity. We have an additional 0.2 million Dths hedged through financial derivative and physical contracts. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of the current year, up to 50% of the second year and up to 20% of third year expected gas usage by the beginning of the ACA year at September 1. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at March 31, 2009 and December 31, 2008. There were no margin deposit liabilities at these dates.

(in millions)	March 31, 2010	December 31, 2009
Margin deposit assets	$4.2	$2.9

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at March 31, 2010, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$16.1
Net unrealized mark-to-market losses for financial natural gas contracts	6.9
Net credit exposure	$23.0

The $6.9 million net unrealized mark-to-market loss for financial natural gas contracts is comprised totally of $6.9 million that our counterparties are exposed to Empire for unrealized losses with no exposure to Empire of unrealized gains from a counterparty. We are holding no collateral from any counterparty since we are below the $10 million mark-to-market collateral threshold in our agreements. As noted above, as of March 31, 2010, we have $4.2 million on deposit for NYMEX contract exposure to Empire, of which $4.1 million represents our collateral requirement. In addition, if NYMEX gas prices decreased 25% from their March 31, 2010 levels, we would be required to post an additional $2.4 million in collateral. If these prices increased 25%, our collateral requirement would decrease $2.7 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Platte County Levee Lawsuit

On May 22, 2009, a suit was filed in the Circuit Court of Platte County Missouri by several individuals and Class Representatives alleging damages to land, structures, equipment and devastation of crops due to inappropriate management of the levee system around the Iatan Generating Station, of which we are 12% owners. No procedural schedule has been established and we are unable to predict the outcome of the law suit.

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 5.  Other Information.

For the twelve months ended March 31, 2010, our ratio of earnings to fixed charges was 2.21x.  See Exhibit (12) hereto.

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

May 6, 2010