Form 10-Q
period 2010-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2010-11-08
CIK 32689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010 or

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

As of November 1, 2010, 41,492,632 shares of common stock were outstanding.

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

•                  changes in accounting requirements, including the potential consequences of International Financial Reporting Standards being required for U.S. SEC registrants rather than U.S. GAAP;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30
	2010	2009
	(000’s except per share amounts)
Operating revenues:
Electric	$146,620	$121,487
Gas	5,403	4,795
Water	508	474
Other	1,555	1,297
	154,086	128,053
Operating revenue deductions:
Fuel and purchased power	57,286	48,132
Cost of natural gas sold and transported	1,554	2,033
Regulated operating expenses	20,309	18,854
Other operating expenses	481	456
Maintenance and repairs	8,722	8,206
Depreciation and amortization	14,622	13,034
Provision for income taxes	11,934	6,894
Other taxes	7,305	6,767
	122,213	104,376

Operating income	31,873	23,677
Other income and (deductions):
Allowance for equity funds used during construction	840	1,429
Interest income	30	42
Benefit for other income taxes	14	15
Other, net	(245)	(211)
	639	1,275
Interest charges:
Long-term debt	10,757	10,911
Trust preferred securities	—	1,063
Short-term debt	114	194
Allowance for borrowed funds used during construction	(771)	(1,911)
Other	(569)	(134)
	9,531	10,123
Net income	$22,981	$14,829
Weighted average number of common shares outstanding - basic	41,404	34,840
Weighted average number of common shares outstanding - diluted	41,448	34,887
Total earnings per weighted average share of common stock — basic	$0.56	$0.43
Total earnings per weighted average share of common stock — diluted	$0.55	$0.43
Dividends per share of common stock	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(000’s except per share amounts)
Operating revenues:
Electric	$366,469	$330,498
Gas	36,480	40,800
Water	1,377	1,333
Other	4,136	3,667
	408,462	376,298
Operating revenue deductions:
Fuel and purchased power	152,225	136,470
Cost of natural gas sold and transported	18,929	25,552
Regulated operating expenses	58,497	54,431
Other operating expenses	1,448	1,287
Maintenance and repairs	26,129	24,798
Depreciation and amortization	41,394	38,446
Provision for income taxes	26,263	16,455
Other taxes	21,347	20,500
	346,232	317,939
Operating income	62,230	58,359
Other income and (deductions):
Allowance for equity funds used during construction	4,493	4,065
Interest income	152	180
Provision for other income taxes	(78)	(79)
Other, net	(747)	(177)
	3,820	3,989
Interest charges:
Long-term debt	31,325	31,457
Trust preferred securities	2,090	3,188
Short-term debt	604	981
Allowance for borrowed funds used during construction	(5,616)	(6,214)
Other	(1,289)	(432)
	27,114	28,980
Net income	$38,936	$33,368
Weighted average number of common shares outstanding - basic	40,220	34,369
Weighted average number of common shares outstanding - diluted	40,253	34,396
Total earnings per weighted average share of common stock — basic and diluted	$0.97	$0.97
Dividends per share of common stock	$0.96	$0.96

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	September 30,
	2010	2009
	(000’s except per share amounts)
Operating revenues:
Electric	$469,103	$437,247
Gas	52,993	63,759
Water	1,808	1,754
Other	5,427	4,791
	529,331	507,551
Operating revenue deductions:
Fuel and purchased power	197,783	185,142
Cost of natural gas sold and transported	28,978	41,770
Regulated operating expenses	77,152	72,384
Other operating expenses	1,962	1,870
Maintenance and repairs	34,343	33,904
Depreciation and amortization	54,441	51,132
Provision for income taxes	29,379	20,632
Other taxes	26,927	26,250
	450,965	433,084
Operating income	78,366	74,467
Other income and (deductions):
Allowance for equity funds used during construction	6,636	5,689
Interest income	189	248
Benefit/(provision) for other income taxes	(310)	257
Other, net	(1,030)	(957)
	5,485	5,237
Interest charges:
Long-term debt	41,951	41,023
Trust preferred securities	3,152	4,250
Short-term debt	748	1,749
Allowance for borrowed funds used during construction	(7,326)	(8,251)
Other	(1,537)	(171)
	36,988	38,600
Net income	$46,863	$41,104
Weighted average number of common shares outstanding — basic	39,300	34,264
Weighted average number of common shares outstanding — diluted	39,329	34,288
Total earnings per weighted average share of common stock — basic and diluted	$1.19	$1.20
Dividends per share of common stock	$1.28	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009
	($-000’s)

Net income	$22,981	$14,829
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	4,864	6,015
Net change in fair market value of derivative contracts for period	(1,934)	(90)
Income taxes	(1,116)	(2,258)

Comprehensive income	$24,795	$18,496

	Nine Months Ended
	September 30,
	2010	2009
	($-000’s)

Net income	$38,936	$33,368
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	5,814	12,679
Net change in fair market value of derivative contracts for period	(7,258)	(7,557)
Income taxes	550	(1,951)

Comprehensive income	$38,042	$36,539

	Twelve Months Ended
	September 30,
	2010	2009
	($-000’s)

Net income	$46,863	$41,104
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	6,703	15,058
Net change in fair market value of derivative contracts for period	(9,278)	(24,669)
Income taxes	981	3,662

Comprehensive income	$45,269	$35,155

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$1,986,170	$1,619,949
Natural gas	59,467	58,180
Water	11,131	10,891
Other	31,804	29,564
Construction work in progress	9,554	302,012
	2,098,126	2,020,596
Accumulated depreciation and amortization	593,174	561,586
	1,504,952	1,459,010

Current assets:
Cash and cash equivalents	14,688	5,620
Accounts receivable — trade, net	48,363	36,136
Accrued unbilled revenues	14,209	23,717
Accounts receivable — other	17,477	21,417
Fuel, materials and supplies	47,464	43,973
Unrealized gain in fair value of derivative contracts	1	2,782
Prepaid expenses and other	7,168	4,438
Regulatory assets	6,761	772
	156,131	138,855

Noncurrent assets and deferred charges:
Regulatory assets	170,740	168,254
Goodwill	39,492	39,492
Unamortized debt issuance costs	9,416	10,638
Unrealized gain in fair value of derivative contracts	39	2,525
Iatan investment tax credits	—	17,713
Other	3,837	3,359
	223,524	241,981
Total Assets	$1,884,607	$1,839,846

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2010	December 31, 2009
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 41,470,569 and 38,112,280 shares issued and outstanding, respectively	$41,471	$38,112
Capital in excess of par value	608,171	551,631
Retained earnings	10,291	10,068
Accumulated other comprehensive income/(loss), net of income tax	(555)	339
Total common stockholders’ equity	659,378	600,150

Long-term debt (net of current portion):
Note payable to securitization trust	—	50,000
Obligations under capital lease	2,451	2,563
First mortgage bonds and secured debt	488,724	339,643
Unsecured debt	199,482	247,950
Total long-term debt	690,657	640,156
Total long-term debt and common stockholders’ equity	1,350,035	1,240,306

Current liabilities:
Accounts payable and accrued liabilities	44,936	67,406
Current maturities of long-term debt	794	51,021
Short-term debt	19,000	50,500
Customer deposits	10,732	10,394
Interest accrued	12,178	5,698
Other current liabilities	271	—
Unrealized loss in fair value of derivative contracts	1,593	4,337
Taxes accrued	5,528	3,386
	95,032	192,742
Commitments and contingencies (Note 7)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	83,942	87,533
Deferred income taxes	207,648	194,315
Unamortized investment tax credits	19,690	20,125
Pension and other postretirement benefit obligations	79,786	84,240
Unrealized loss in fair value of derivative contracts	3,564	426
Other	44,910	20,159
	439,540	406,798
Total Capitalization and Liabilities	$1,884,607	$1,839,846

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	($-000’s)
Operating activities:
Net income	$38,936	$33,368
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	49,644	46,115
Pension and other postretirement benefit costs, net of contribution	(3,927)	2,447
Deferred income taxes and unamortized investment tax credit, net	24,225	11,605
Allowance for equity funds used during construction	(4,493)	(4,065)
Stock compensation expense	2,355	2,119
Non-cash loss on derivatives	1,853	9,495
Gain on sale of assets	—	(457)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	160	9,652
Fuel, materials and supplies	(3,491)	3,117
Prepaid expenses, other current assets and deferred charges	(15,733)	(6,634)
Accounts payable and accrued liabilities	(20,976)	(18,915)
Customer deposits, interest and taxes accrued	8,959	17,915
Other liabilities and other deferred credits	(342)	1,095
SWPA minimum flows payment	26,564	—

Net cash provided by operating activities	103,734	106,857

Investing activities:
Capital expenditures — regulated	(78,695)	(116,075)
Capital expenditures and other investments — non-regulated	(2,360)	(978)
Proceeds from the sale of property, plant and equipment	—	544

Net cash used in investing activities	(81,055)	(116,509)

Financing activities:
Proceeds from first mortgage bonds, net	149,635	75,000
Proceeds from issuance of notes payable	—	1,431
Long-term debt issuance costs	(1,733)	(2,397)
Proceeds from issuance of common stock, net of issuance costs	58,139	30,420
Repayment of first mortgage bonds	(50,000)	—
Redemption of trust preferred securities	(50,000)	—
Redemption of senior notes	(48,304)	—
Net short-term debt repayments	(31,500)	(58,000)
Dividends	(38,712)	(33,068)
Other	(1,136)	(580)

Net cash (used in) provided by financing activities	(13,611)	12,806

Net increase in cash and cash equivalents	9,068	3,154

Cash and cash equivalents at beginning of period	5,620	2,754

Cash and cash equivalents at end of period	$14,688	$5,908

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

We also evaluated our long-term purchase power agreements to determine if we hold a variable interest. This evaluation identified our purchase power agreement with Plum Point Energy Associates, LLC (PPEA, LLC) for capacity with Plum Point Energy Station, as a variable interest. For this contract we considered operations and maintenance of the power plant to be the most significant activity. In addition, we do not have control over the operation and maintenance of the power plant. Additionally, we have not provided debt or equity investments in PPEA, LLC, we receive less than the majority of the output of the facility under the contract and do not provide any other financial support through liquidity arrangements, guarantees or other commitments other than the purchase power agreement described in Note 7. Based on the consideration of these factors, we do not consider ourselves to be the primary beneficiary of this VIE. The adoption of this standard did not have a material impact on our financial statements.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding recently issued accounting standards.

Note 3— Regulatory Matters

The Missouri Public Service Commission (MPSC) approved a regulatory plan in 2005, allowing construction accounting. Construction accounting, for the purposes of this regulatory plan, is specific to Iatan 1 and Iatan 2 and allows us to defer certain charges as regulatory assets. These deferred charges include depreciation, operations and maintenance and carrying costs related to operation of the facilities until the facilities are ultimately included in our rates. The regulatory plan also requires us to continue to defer the fuel and purchased power expense impacts of Iatan 2, which were approximately $0.3 million for the quarter and are recorded in Regulatory Liabilities (Other). KCP&L, the operator of Iatan 2, announced on August 26, 2010, that Iatan 2 had met its in-service criteria on August 26, 2010. In addition, in our recently completed Missouri rate case, construction accounting was approved for Plum Point, which met its in-service criteria on August 13, 2010. Construction accounting for Plum Point applies only to costs incurred subsequent to February 28, 2010. All of these deferrals begin at the in-service dates and will be amortized over the life of the plants once they are included in our rates, which we estimate to be upon completion of our Missouri rate case filed on September 28, 2010. (See Note 7 of “Notes to Consolidated Financial Statements” for additional details). The following table sets forth the costs related to construction accounting (in thousands):

Balances as of September 30, 2010	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
Iatan 1	$2,791	$1,395	$1,690	$5,876
Iatan 2	490	413	274	1,177
Plum Point	11	26	11	48

There have been a few changes to regulatory assets and liabilities regarding their rate base inclusion or amortizable lives since December 31, 2009. These changes include the amortization of Iatan 1 construction accounting costs effective September 10, 2010, of approximately $10,000 per month, over the life of the plant, amortization of vegetation tracker costs in Missouri over five years, amortization of ice storm costs in Kansas and the write off of approximately $1.2 million of tax amortization in the first quarter of 2010 for which we estimated rate recovery would no longer be probable. See Note 12 — Income Taxes for additional information.

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	September 30, 2010	December 31, 2009
Regulatory Assets:
Under recovered purchased gas costs — gas segment, current	$172	$434
Under recovered electric fuel and purchased power costs — current	6,589	338
Regulatory assets, current(1)	$6,761	$772
Pension and other postretirement benefits(2)	78,532	81,171
Income taxes	48,686	49,230
Ice storm costs(3)	8,808	11,673
Unamortized loss on reacquired debt	13,471	12,167
Unamortized loss on interest rate derivative	1,855	2,091
Asbury five-year maintenance	1,060	1,401
Deferred construction accounting costs	7,101	2,732
Asset retirement obligation	3,377	3,264
Under recovered electric fuel and purchased power costs	—	662
Unsettled derivative losses — electric segment	2,782	335
Customer programs	1,794	1,255
System reliability — vegetation management	2,358	1,636
Other	916	637
Regulatory assets, long-term	$170,740	$168,254
Total	$177,501	$169,026

	September 30, 2010	December 31, 2009
Regulatory Liabilities:
Cost of removal	$60,253	$53,083
Income taxes	12,820	20,678
Unamortized gain on interest rate derivative	3,923	4,051
Pension and other postretirement benefits(4)	5,150	6,415
Over recovered electric fuel and purchased power costs(5)	670	1,344
Over recovered purchased gas costs — gas segment	736	1,874
Other	390	88
Total	$83,942	$87,533

(1) Reflects under recovered costs expected to be recovered within the next 12 months in Missouri rates.

(2) Primarily reflects regulatory assets resulting from the unfunded portion of pension and OPEB liabilities and regulatory accounting for EDG acquisition costs. Approximately $0.4 million in pension and other postretirement benefit costs have been recognized since January 1, 2010, to reflect the amortization of the regulatory assets that were recorded at the time of the EDG acquisition.

(3) Primarily reflects ice storm costs incurred in 2007 currently being recovered and amortized over a five year period, but also includes deferred wind storm costs of $0.7 million incurred in May 2009, also amortized over a five year period commencing in September 2010.

(4) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension costs and the Missouri EDE portion of other postretirement benefit costs. Since January 1, 2010, regulatory liabilities and corresponding expenses have been reduced by approximately $0.4 million as a result of ratemaking treatment.

(5) Primarily consists of Missouri over recovered fuel and purchased power costs for the current accumulation period March 2010 through August 2010.

Note 4— Risk Management and Derivative Financial Instruments

We engage in hedging activities in an effort to minimize our risk from volatility in natural gas prices. We enter into both physical and financial contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to a range of predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and gain predictability. We recognize that if risk is not timely and adequately balanced or if counterparties fail to perform contractual obligations, actual results could differ materially from intended results.

All derivative instruments are recognized at fair value on the balance sheet with unrealized gains and losses deferred in other comprehensive income (in stockholders’ equity) for effective instruments related to our electric segment, entered into prior to September 1, 2008. All other instruments’ unrealized gains and losses are deferred as a regulatory asset or liability, due to our Missouri fuel recovery mechanism, effective September 1, 2008 for our electric segment, and for our gas segment. For all our derivative contracts, once settled, the realized gain or loss is recorded to fuel expense and is subject to our fuel adjustment clause mechanism, which permits the distribution to customers of 95% of the changes in fuel and purchased power costs prudently incurred above or below the base cost.

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

As of September 30, 2010 and December 31, 2009, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

ASSET DERIVATIVES		September 30,	December 31,
Derivatives designated as hedging		2010	2009
instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, electric segment	Current assets	$—	$2,233
	Non-current assets and deferred charges	—	2,438

Derivatives not designated as hedging instruments due to regulatory accounting
Natural gas contracts, gas segment	Current assets	1	410
	Non-current assets	39	—

Natural gas contracts, electric segment	Current assets	—	139
	Non-current assets and deferred charges	—	87
Total derivatives assets		$40	$5,307

LIABILITY DERIVATIVES		September30,	December 31,
Derivatives designated as hedging		2010	2009
instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, electric segment	Current liabilities	$896	$4,123

Derivatives not designated as hedging instruments due to regulatory accounting
Natural gas contracts, gas segment	Current liabilities	$671	$214
	Non-current liabilities	5	—

Natural gas contracts, electric segment	Current liabilities	26	—
	Non-current liabilities and deferred credits	3,559	426
Total derivatives liabilities		$5,157	$4,763

Electric

A $0.6 million net of tax, unrealized loss representing the fair market value of our electric segment derivative contracts treated as cash flow hedges and entered into prior to September 1, 2008, is recognized as Accumulated Other Comprehensive Income in the capitalization section of the balance sheet as of September 30, 2010. The tax effect of $0.3 million on this loss is included in deferred taxes. These amounts will be adjusted cumulatively on a monthly basis during the determination periods, beginning October 1, 2010 and ending on September 30, 2011. At the end of each determination period, or if cash flow hedge treatment is discontinued, any realized gain or loss for that period related to the instrument is reclassified to fuel expense and is subject to the fuel adjustment clause. As of September 30, 2010, approximately $0.9 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months. The unrealized losses or gains from new cash flow hedges entered into after September 1, 2008, are recorded in regulatory assets or liabilities. This is in accordance with the Accounting Standards Codification (ASC) guidance on accounting for regulated operations, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism. Unrealized gains and losses from cash flow hedges existing at September 1, 2008 continue to be recorded through comprehensive income.

The following tables set forth the actual pre-tax gains/(losses) and the mark to market effect of unsettled positions from the qualified portion of our hedging activities for the electric segment for each of the periods ended September 30, (in thousands):

Derivatives in Cash		Amount of Gain / (Loss) Reclassed from OCI into Income
Flow Hedging	Income Statement	(Effective portion)
Relationships -	Classification of Gain	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	/ (Loss) on Derivative	2010	2009	2010	2009	2010	2009
Commodity contracts	Fuel and purchased power expense	$(4,864)	$(6,015)	$(5,814)	$(12,679)	$(6,703)	$(15,058)

Total Effective — Electric Segment		$(4,864)	$(6,015)	$(5,814)	$(12,679)	$(6,703)	$(15,058)

Derivatives in Cash		Amount of Gain / (Loss) Recognized in OCI on Derivative
Flow Hedging	Statement of	(Effective portion)
Relationships -	Comprehensive	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Income	2010	2009	2010	2009	2010	2009
Commodity contracts	Net change in fair value	$(1,934)	$(90)	$(7,258)	$(7,557)	$(9,278)	$(24,669)

Total Effective — Electric Segment		$(1,934)	$(90)	$(7,258)	$(7,557)	$(9,278)	$(24,669)

The ineffective portion of our hedging activities for the electric segment was insignificant for each of the periods ended September 30.

In accordance with the Missouri fuel adjustment clause discussed above, the recoverable portion of any gain or loss is recorded in a regulatory asset or liability account. The following tables set forth “mark-to-market” pre-tax gains/(losses) from derivatives not designated as hedging instruments for the electric segment for each of the periods ended September 30, (in thousands):

Derivatives Not
Designated as Hedging	Balance Sheet
Instruments - Due to	Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2010	2009	2010	2009	2010	2009
Commodity contracts — electric segment	Regulatory (assets)/liabilities	$(1,646)	$227	$(3,384)	$(765)	$(3,840)	$(2,309)

Total Electric Segment		$(1,646)	$227	$(3,384)	$(765)	$(3,840)	$(2,309)

Derivatives Not	Statement of
Designated as Hedging	Operations
Instruments - Due to	Classification of	Amount of Gain / (Loss) Recognized in Income
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment(1)	Derivative	2010	2009	2010	2009	2010	2009
Commodity contracts	Fuel and purchased power expense	$(363)	$(1,053)	$(760)	$(2,180)	$(859)	$(2,509)

Total Electric Segment		$(363)	$(1,053)	$(760)	$(2,180)	$(859)	$(2,509)

(1)  All of our gas hedging activities are related to stabilizing fuel costs as part of our fuel procurement program and are not speculative activities. If conditions change, such as a planned unit outage, we may need to de-designate and/or unwind some of our previous derivatives. In this instance, these derivatives would be classified into the regulatory accounting category above.

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

As of October 22, 2010, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2010 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

Dth Hedged

Year	% Hedged	Physical	Financial	Average Price
Remainder 2010	55%	650,000	0	$6.585
2011	86%	3,410,000	2,000,000	$5.809
2012	60%	2,325,000	1,420,000	$6.618
2013	41%	2,020,000	1,440,000	$6.079
2014	20%	460,000	1,120,000	$5.607

We utilize the following procurement guidelines for our electric segment, generally up to a target of 80% of the expected gas usage in any one year (except for the current year):

Year	Minimum % Hedged
Current	Up to 100%
First	60%
Second	40%
Third	20%
Fourth	10%

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of September 30, 2010, we had 1.8 million Dths in storage on the three pipelines that serve our customers. This represents 88% of our storage capacity. We have an additional 0.9 million Dths hedged through financial derivative and physical contracts. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of current year, up to 50% of second year and up to 20% of third year expected gas usage by the beginning of the Actual Cost Adjustment (ACA) year at September 1. A Purchased Gas Adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts to a regulatory asset or regulatory liability account on our balance sheet.

The following table sets forth “mark-to-market” pre-tax gains / (losses) from derivatives not designated as hedging instruments for the gas segment for each of the periods ended September 30, (in thousands).

Derivatives Not Designated	Balance Sheet
as Hedging Instruments Due	Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
to Regulatory Accounting -	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Gas Segment	Derivative	2010	2009	2010	2009	2010	2009
Commodity contracts	Regulatory (assets)/liabilities	$(602)	$592	$(781)	$(1,170)	$(283)	$(4,502)

Total - Gas Segment		$(602)	$592	$(781)	$(1,170)	$(283)	$(4,502)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on September 30, 2010, is $0.5 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010, we would have been required to post an additional $0.5 million of collateral with the counterparty.

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

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of September 30, 2010 and December 31, 2009.

($ in 000’s)

		Fair Value Measurements at Reporting Date Using
Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2010
Commodity contracts liabilities*	$(5,117)	$(5,117)	$—	$—

	December 31, 2009
Commodity contracts assets*	$544	$544	$—	$—

*The only recurring measurements are derivative commodity contracts. Therefore, assets and liabilities are netted together in the table above.

The following tables present the net fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended September 30, 2010 and 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — 3 Months Ended

	2010	2009
	Derivatives Commodity	Derivatives Commodity
($ in 000’s)	Contracts(1)	Contracts(1)
Beginning Balance, July 1,	$—	$3,532
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in comprehensive income		(295)
Purchases, issuances, and settlements	—	—
Transfers into and (out of) Level 3(2) (3)		—
Ending Balance, September 30,	$—	$3,237
Changes in unrealized gains relating to assets still held at reporting date	$—	$(295)

(1) Net commodity contracts at September 30, 2010 and 2009 included zero and $3.2 million, respectively, in derivative assets, and no derivative liabilities.

(2) Transferred from Level 3 to Level 1 due to an increase in availability of observable market data and increased market liquidity for these derivatives.

(3) The company’s policy is to recognize transfers in and out of a level as of the end of the period.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — 9 Months Ended

	2010	2009
	Derivatives Commodity	Derivatives Commodity
($ in 000’s)	Contracts(1)	Contracts(1)
Beginning Balance, January 1,	$—	$6,208
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in comprehensive income		(1,738)
Purchases, issuances, and settlements	—	—
Transfers into and (out of) Level 3(2) (3)		(1,233)
Ending Balance, September 30,	$—	$3,237
Changes in unrealized gains relating to assets still held at reporting date	$—	$(1,738)

(1) Net commodity contracts at September 30, 2010 and 2009 included zero and $3.2 million, respectively, in derivative assets, and no derivative liabilities.

(2) Transferred from Level 3 to Level 1 due to an increase in availability of observable market data and increased market liquidity for these derivatives.

(3) The company’s policy is to recognize transfers in and out of a level as of the end of the period.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — 12 Months Ended

	2010	2009
	Derivatives Commodity	Derivatives Commodity
($ in 000’s)	Contracts(1)	Contracts(1)
Beginning Balance, October 1,	$3,237	$12,295
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in comprehensive income	—	(7,825)
Purchases, issuances, and settlements	—	—
Transfers into and (out of) Level 3(2) (3)	(3,237)	(1,233)
Ending Balance, September 30,	$—	$3,237
Changes in unrealized gains relating to assets still held at reporting date	$	$(7,825)

(1) Net commodity contracts at September 30, 2010 and 2009 included zero and $3.2 million, respectively, in derivative assets, and no derivative liabilities.

(2) Transferred from Level 3 to Level 1 due to an increase in availability of observable market data and increased market liquidity for these derivatives.

(3) The company’s policy is to recognize transfers in and out of a level as of the end of the period.

Long-Term Debt

The carrying amount of our total long-term debt exclusive of capital leases at September 30, 2010, was $689 million compared to a fair market value of approximately $721 million. These estimates were based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of September 30, 2010, or that will be realizable in the future.

Note 6— Financing

On August 25, 2010, we issued $50 million principal amount of 5.20% first mortgage bonds due September 1, 2040. The net proceeds (after payment of expenses) of approximately $49.1 million were used to redeem $48.3 million aggregate principal amount of our Senior Notes, 7.05% Series due 2022 on August 27, 2010.

On May 28, 2010, we issued $100 million principal amount of 4.65% first mortgage bonds due June 1, 2020. The net proceeds (after payment of expenses) of approximately $98.8 million were used to redeem all 2 million outstanding shares of our 8.5% trust preferred securities totaling

$50 million, on June 28, 2010, and to repay short-term debt which was incurred, in part, to fund the repayment, at maturity, of our 6.5% first mortgage bonds due 2010.

On February 25, 2009, we entered into an equity distribution agreement with UBS Securities LLC (UBS). Under the terms of the agreement, as amended, we could offer and sell shares of our common stock, par value $1.00 per share, having an aggregate offering amount of up to $120 million from time to time through UBS, as sales agent. We successfully completed this equity distribution program during the second quarter of 2010 and used the net proceeds to repay short-term debt and for general corporate purposes, including the funding of our construction program. During the second quarter of 2010, we issued and sold 1,192,644 shares of our common stock pursuant to this equity distribution program, at an average price per share of $18.60, resulting in net proceeds to us of approximately $21.5 million (after payment of approximately $0.7 million in commissions to the sales agent). Since inception of the program, in the aggregate, we issued and sold 6,535,216 shares pursuant to the program, at an average price per share of $18.36, resulting in net proceeds to us of approximately $116.0 million. Sales of the shares pursuant to the equity distribution agreement were made at market prices or as otherwise agreed with UBS.

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

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2010, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2010. However, $19.0 million was used to back up our outstanding commercial paper.

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

Firm physical gas and transportation contracts
October 1, 2010 through December 31, 2010	$12.7
January 1, 2011 through December 31, 2012	65.4
January 1, 2013 through December 31, 2014	41.7
January 1, 2015 and beyond	39.2

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. We entered into a contract in the second quarter of 2010 to transport coal beginning June 30, 2010, which replaced a contract that expired June 29, 2010. The contract term is for six and one-half years and includes minimum payments totaling approximately $91.9 million. The minimum requirements for our coal and coal transportation contracts are as follows (in millions):

Coal and coal transportation contracts
October 1, 2010 through December 31, 2010	$9.2
January 1, 2011 through December 31, 2012	44.7
January 1, 2013 through December 31, 2014	33.5
January 1, 2015 and beyond	28.1

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

We have a long-term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a new 665-megawatt, coal-fired generating facility built by Dynegy near Osceola, Arkansas. The Plum Point Energy Station met its in-service criteria on August 13, 2010, and we began receiving purchased power on September 1, 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. Commitments under this contract total approximately $47.2 million through August 30, 2015.

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

New Construction

On March 14, 2006, we entered into contracts to purchase a 50 megawatt, 7.52%, undivided interest in the Plum Point Energy Station described above. The estimated cost is approximately $88.0 million, excluding allowance for funds used during construction (AFUDC). Our share of the Plum Point costs through September 30, 2010, was $86.6 million. The Plum Point Energy Station met its in-service criteria on August 13, 2010. Plum Point entered commercial operation on September 1, 2010.

On June 13, 2006, we announced we had entered into an agreement with Kansas City Power & Light (KCP&L) to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We own 12%, or approximately 100 megawatts, of the 850-megawatt unit. KCP&L announced on August 26, 2010, that Iatan 2 had met its in-service criteria on August 26, 2010. Our share of the Iatan 2 construction costs, excluding AFUDC and Empire specific costs, is expected to be in a range of approximately $229 million to $239 million once all construction costs are final. Our share of the Iatan 2 costs through September 30, 2010, was $224.5 million.

Recovery of construction costs

We filed a rate increase request with the MPSC on October 29, 2009 for an annual increase in base rates for our Missouri electric customers in the amount of $68.2 million, or 19.6%. This request was primarily designed to allow us to recover the costs associated with environmental upgrades at Iatan 1 and our investment in new generating units at Iatan 2 and the Plum Point Generating Station. As a result of a delay in the Iatan 2 project, however, we agreed to not seek a permanent increase in that rate case for any costs associated with the Iatan 2 unit with the exception of that portion of the Iatan common plant needed to operate Iatan 1. A stipulated agreement was filed on May 12, 2010, calling for an annual increase of $46.8 million, provided the Plum Point Generating Station met its in-service criteria by August 15, 2010. The Plum Point Generating Station completed its in-service criteria testing on August 12, 2010, with the in-service date being August 13, 2010. As a result, the new rates were effective September 10, 2010. The stipulated agreement also includes incremental additional regulatory amortization in the amount of $10 million that will be recorded as depreciation expense. As agreed in our regulatory plan, we will use construction accounting for our Iatan 2 project. Construction accounting allows us to defer certain charges as regulatory assets, including depreciation, operating expenses and carrying costs, related to operation of the facilities until the facilities are ultimately included in our rate base. The regulatory plan also requires us to continue to defer the fuel and purchased power expense impacts of Iatan 2 for the period of time between its in-service date and when it is included in our rates. Once these expenses are included in our rates, this deferral will also be amortized over the life of the plant.

On September 28, 2010, we filed a rate increase request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $36.5 million, or 9.2% to recover the Iatan 2 costs and other cost of service items not included in the recently-completed Missouri rate case.

We also filed a request with the Kansas Corporation Commission (KCC) on November 4, 2009 for an annual increase in base rates for our Kansas electric customers in the amount of $5.2 million, or 24.6%. This request was primarily to allow us to recover capital expenditures associated with our investment in new generating units at Iatan 2 and the Plum Point Generating Station, environmental upgrades at Iatan 1 completed in 2009 and at our Asbury plant completed in 2008, and our Riverton 12 unit that went on line in 2007. A stipulated agreement was filed on May 4, 2010, and approved by the KCC on June 25, 2010, calling for a $2.8 million, or 12.4%, increase in base rates effective July 1, 2010. We will defer depreciation and operating and maintenance expense on both Plum Point and Iatan 2 from their respective in-service dates until the effective date for rates from the next Kansas case, expected to be an abbreviated rate case that will be filed within the next year. These deferrals will be recovered over a 3-5 year period as determined in that next case. We recorded AFUDC on all Plum Point and Iatan 2 capital expenditures incurred after January 31, 2010, until their in-service dates.

On March 25, 2010, we requested a capital cost recovery rider (CCRR) at the Oklahoma Corporation Commission (OCC). The rider was designed to recover the carrying costs on our capital investment for generation, transmission and distribution assets that have been added to the system since our last Oklahoma general rate case (May 2003), as well as investments made on an ongoing basis. As requested, the operation of the CCRR would have increased our operating revenue by approximately $3 million, or approximately 33% in Oklahoma in a series of three steps to be followed with a general rate case in 2011. On August 30, 2010, we were granted a two-phase Capital Reliability Rider (CRR) by the OCC. The first phase of the rider was put into place for Oklahoma customers for usage on and after September 1, 2010, and results in an overall annual base revenue increase of approximately $1.5 million, or 15.7%. The second phase involves a base revenue increase to be made effective after Iatan 2 goes into service, but not before March 1, 2011. The exact level of the phase 2 increase will be determined by the actual in-service cost of Iatan 2. In total, the CRR revenue has been specifically limited by the OCC to an overall annual revenue increase of $2.6 million, or 27.67% increase. We will file a general rate case within six months of the commercial operation date of Iatan 2 to replace the CRR with permanent rates.

On August 19, 2010, we filed a rate increase request with the Arkansas Public Service Commission (APSC) for an annual increase in base rates for our Arkansas electric customers in the amount of $3.2 million, or 27.3%, to recover costs associated with environmental upgrades at Iatan 1 and the Asbury Power Plant, and our investment in the new generating units Riverton Unit 12, Iatan 2 and the Plum Point Generating Station. We anticipate that any new rates approved by the APSC will become effective in the summer of 2011.

These construction costs will be subject to prudency reviews by our regulators.

Leases

We have purchased power agreements with Cloud County Windfarm, LLC and Elk River Windfarm, LLC, which are considered operating leases for GAAP purposes. Details of these arrangements are disclosed in the Purchased Power section of this note.

We also currently have short-term operating leases for one unit train to meet coal delivery demands, for garage and office facilities for our electric segment and for six service center properties for our gas segment. In addition, we have capital leases for certain office equipment and 54 rail cars for the Plum Point generating facility.

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

In 2009, our SO2 emissions exceeded the annual allocations. This deficit was covered by our banked allowances. When our SO2 allowance bank is exhausted, currently estimated to be early 2012, we will need to purchase additional SO2 allowances or build a Flue Gas Desulphurization (FGD) scrubber system at our Asbury Plant. Based on current and projected SO2 allowance prices and high-level estimated FGD scrubber construction costs (discussed below) and absent other, more stringent regulatory requirements, such as the proposed Clean Air Transport Rule (CATR) and Mercury and Electric Steam Generating Unit (EGU) Maximum Achievable Control Technology (MACT) discussed below, it will likely be more economical for us to purchase SO2 allowances than to build a scrubber at the Asbury Plant. If we were to purchase SO2 allowances, we would expect their cost to be fully recoverable in our rates.

NOx Emissions

The CAA regulates the amount of NOx an affected unit can emit. Each of our affected units is in compliance with the NOx limits applicable to it as currently operated.

Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds in the presence of sunlight. On January 6, 2010, the EPA proposed to lower the primary National Ambient Air Quality Standard (NAAQS) for ozone designed to protect public health and to set a secondary NAAQS for ozone designed to protect sensitive vegetation and ecosystems. The EPA is expected to issue final standards by the end of 2010. Once final standards are set, states will be required to develop State Implementation Plans (SIPs) which reflect these standards.

Clean Air Interstate Rule (CAIR) and Clean Air Transport Rule (CATR)

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

The CAIR requires covered states (including Missouri and Arkansas) to develop SIPs to comply with specific NOx and SO2 state-wide annual budgets. Missouri and Arkansas have approved SIPs and, based on these SIPs, we believe we will have excess NOx allowances for 2010 which will be banked for future use. However, SO2 allowances must be utilized at a 2:1 ratio for our Missouri units as compared to our non-CAIR Kansas units beginning in 2010. As a result, based on current SO2 allowance usage projections, we expect to exhaust our banked allowances by early 2012 and, as discussed above, will need to purchase additional SO2 allowances or build a scrubber at our Asbury Plant.

In order to meet CAIR requirements and as a requirement for the air permit at Iatan 2, a Selective Catalytic Reduction system (SCR), FGD scrubber system and baghouse were installed at our Iatan 1 plant and an SCR was installed at our Asbury plant in 2008.

On July 6, 2010, the EPA published a proposed CAIR replacement rule entitled the Clean Air Transport Rule (CATR). As proposed, the CATR would include Kansas under the annual and ozone season NOx and the SO2 programs. Missouri would be dropped from the ozone season NOx program while Arkansas would remain in the ozone season NOx program. The beginning date of regulation for the proposed CATR is 2012. The final CATR is expected to be issued by the EPA within 12-14 months. The proposed rule requires a 71% reduction in SO2 and a 52% reduction in NOx from 2005 levels by 2014. We do not expect significant impacts on our operations because of new NOx requirements in CATR. We cannot accurately estimate the cost of any final regulation or predict its precise timing and its impact on our operations at this time. Compliance plans range from purchasing additional emission allowances to installing a FGD scrubber at our Asbury facility (see estimated construction costs below) and potential forced retirement or conversion to natural gas of our coal-fired Riverton assets. We expect compliance costs to be recoverable in our rates.

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

Based on CAMR, we installed a mercury analyzer at Asbury and installed two mercury analyzers at Riverton in 2008. We continue to operate the mercury analyzers at Riverton in accordance with the appropriate state environmental regulator’s guidance.

The EPA issued an Information Collection Request (ICR) for national emission standards for HAPs, including mercury, for coal and oil-fired electric steam generating units on December 24, 2009. This ICR included our Iatan, Asbury and Riverton plants. We completed the ICR for Asbury and Riverton and submitted them to the EPA on March 31, 2010. KCP&L completed and submitted the Iatan ICR. The EPA ICR is a prelude to development of regulations under Section 112(r) of the CAA maximum achievable emission standards for the control of the emission of HAPs, including mercury. The EPA is under a court order to issue a proposed EGU MACT regulation by March 16, 2011 and to finalize that regulation by November 16, 2011. Absent a successful legal challenge or changes to applicable legislation, we expect EGU MACT regulation to ultimately require a scrubber, baghouse and powder activated carbon injection system to be added to our Asbury facility at a cost ranging from $120 million to $180 million and will force retirement of our Riverton coal-fired assets or conversion to natural gas. We expect compliance costs to be recoverable in our rates.

CO2 Emissions

Our coal and gas plants, vehicles and other facilities, including EDG (our gas segment), emit CO2 and/or other GHGs which are measured in Carbon Dioxide Equivalents (CO2e).

On September 22, 2009, the EPA issued the final Mandatory Reporting of Greenhouse Gases Rule under the CAA which requires power generating and certain other facilities, including EDG that equal or exceed an emission threshold of 25,000 metric tons of CO2e to report GHGs to the EPA annually. The first record keeping year is 2010 with initial reporting due in March 2011. We will report our GHG emissions as required to the EPA in 2011 for EDE. EDG is not required to submit its GHG emissions until 2012.

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

Litigation aimed at controlling GHG emissions has also increased. For example, recently the U.S. Court of Appeals for the Second Circuit has ruled that certain public and private parties can pursue claims that GHG emissions constitute a public nuisance and can seek to recover alleged related damages. In August 2010, a petition for certiorari was filed by the defendants seeking review of the decision by the U.S. Supreme Court. In contrast, in May 2010, the full U.S. Court of Appeals for the Fifth Circuit took action which left standing the lower court’s dismissal of a nuisance claim similar to those upheld by the Second Circuit.

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

The Riverton Plant is affected by regulations for Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) Phase II. The regulations became final on February 16,

2004. In accordance with these regulations, we submit sampling and summary reports to the Kansas Department of Health and Environment (KDHE) which indicate that the effect of the cooling water intake structure on Empire Lake’s aquatic life is insignificant. In 2007 the United States Court of Appeals for the Second Circuit remanded key sections of these CWA regulations to the EPA. As a result, the EPA suspended the regulations and is expected to revise and re-propose the regulations by February 2011. Under the initial regulations, we did not expect costs associated with compliance to be material. We will reassess costs after the proposed revised rules are published.

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

On June 21, 2010, the EPA published in the Federal Register, its proposed new regulation pursuant to the Federal Resource Conservation and Recovery Act (RCRA) governing the management and storage of Coal Combustion Residuals (CCR). In the proposal the EPA presents two options: (1) regulation of CCR under RCRA subtitle C as a hazardous waste and (2) regulation of CCR under RCRA subtitle D as a non-hazardous waste. The EPA will accept comments until November 19, 2010. It is anticipated that the final regulation will be published in 2011. We expect compliance with the final version of either proposal to result in the need to construct a new landfill and the conversion of existing ash handling from a wet to a dry system(s). We have developed a working preliminary estimated cost of $15 million to comply with either proposal or combination. We expect these costs to be recoverable in our rates. This is a working estimate and we expect the total will change as the CCR rule and design requirements reach final forms.

On September 23, 2010, representatives from GEI Consultants, on behalf of the EPA, conducted an on-site inspection of our coal ash landfill at Riverton. The consultants performed a visual inspection of the landfill to assess the structural integrity of the berms surrounding the landfill, requested documentation related to construction of the landfill, and reviewed recently completed engineering evaluations of the landfill and its structural integrity. A report has yet to be issued.

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

On November 4, 2008, Missouri voters approved the Clean Energy Initiative (Proposition C). This initiative requires Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, at the rate of at least 2% of retail sales by 2011, increasing to at least 15% by 2021. Two percent of this amount must be solar. We believe we are exempted from this requirement. In July 2010, the MPSC submitted to the Missouri secretary of state’s office its rule for the renewable energy mandate. We are awaiting action from the Missouri secretary of state but believe we are in compliance with the law. Kansas established a renewable portfolio standard (RPS) in May 2009. Its final rulemaking is expected to be released some time in late 2010. In addition, there are several proposals currently before the U.S. Congress to adopt a nationwide RPS.

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

Note 8 — Retirement Benefits

Net periodic benefit pension cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$1,119	$1,449	$18	$15	$585	$409
Interest cost	2,486	2,478	37	37	1,122	879
Expected return on plan assets	(2,419)	(2,582)	—	—	(950)	(952)
Amortization of prior service cost (1)	133	151	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	930	795	8	26	436	64
Net periodic benefit cost	$2,249	$2,291	$61	$76	$940	$147

	Nine months ended September 30,
	Pension Benefits		SERP		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$3,665	$3,459	$52	$46	$1,603	$1,372
Interest cost	7,586	7,407	115	111	3,247	2,930
Expected return on plan assets	(7,385)	(7,785)	—	—	(2,883)	(2,882)
Amortization of prior service cost (1)	399	453	(6)	(6)	(758)	(758)
Amortization of net actuarial loss (1)	2,997	2,387	72	77	1,124	652
Net periodic benefit cost	$7,262	$5,921	$233	$228	$2,333	$1,314

	Twelve months ended September 30,
	Pension Benefits		SERP		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$4,818	$4,351	$68	$60	$2,060	$1,785
Interest cost	10,055	9,669	152	145	4,224	3,835
Expected return on plan assets	(9,980)	(10,467)	—	—	(3,843)	(3,820)
Amortization of prior service cost (1)	550	639	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	3,792	2,810	98	110	1,341	780
Net periodic benefit cost	$9,235	$7,002	$310	$307	$2,771	$1,569

(1) Amounts are amortized from our regulatory asset originally recorded upon adoption of FAS 158.

Annual contributions to our pension plans are at least equal to the minimum funding requirements of ERISA. Beginning in 2010, we will also be required to fund at least our actuarial cost in accordance with our regulatory agreements. On September 14, 2010, we made an $8.2 million contribution to our pension plan. We will be required to make additional contributions totaling

$1.5 million during the remainder of 2010 in order to satisfy the minimum funding requirements as described in our regulatory agreements. The minimum funding requirements for 2011 will be determined based on the results of the actuarial valuation and the performance of our pension assets during 2010. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. Our funding for 2010 will total approximately $3.2 million.

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

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2010	2009	2010	2009	2010	2009
Compensation Expense	$556	$589	$2,097	$1,837	$2,551	$1,872
Tax Benefit Recognized	200	209	754	661	912	663

Activity for our various stock plans for the nine months ended September 30, 2010, is summarized below:

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

	Fair Value of Grants Outstanding at September 30,
	2010	2009
Risk-free interest rate	0.17% to 0.50%	0.07% to 1.05%
Expected volatility of Empire stock	27.6%	28.9%
Expected volatility of peer group stock	21.9% to 82.6%	21.9% to 80.3%
Expected dividend yield on Empire stock	6.8%	7.6%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	120.0% to 140.0%	112.0% to 117.0%
Weighted average fair value per share	$26.63	$22.39

Non-vested restricted stock awards (based on target number) as of September 30, 2010 and 2009 and changes during the nine months ended September 30, 2010 and 2009 were as follows:

	2010		2009
	Number	Weighted Average	Number	Weighted Average
	of shares	Grant Date Price	of shares	Grant Date Price
Nonvested at January 1,	52,200	$21.57	52,300	$22.64
Granted	13,000	$18.36	13,500	$18.12
Awarded	(15,104)	$23.81	(12,394)	$22.23
Not Awarded	(2,596)		(1,206)

Nonvested at September 30,	47,500	$19.86	52,200	$21.57

At September 30, 2010, there was $0.4 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of September 30, 2010 and 2009, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at September 30,
	2010	2009
Risk-free interest rate	0.38% to 1.59%	1.01% to 2.64%
Expected dividend yield	6.8%	7.6%
Expected volatility	24.0%	24.0%
Expected life in months	78	78
Market value	$20.15	$18.09
Weighted average fair value per option	$1.35	$0.82

A summary of option activity under the plan during the nine months ended September 30, 2010 and 2009 is presented below:

	2010		2009
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	232,600	$22.19	205,600	$22.73
Granted	34,800	$18.36	27,000	$18.12
Exercised	—		—
Outstanding at September 30,	267,400	$21.69	232,600	$22.19
Exercisable at September 30,	149,200	$23.04	85,000	$22.46

The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at September 30, 2010 and 2009:

	2010	2009
Aggregate intrinsic value (in millions)	$0.1	$0.0
Weighted-average remaining contractual life of outstanding options	6.8 years	6.8 years

The range of exercise prices for the options outstanding at September 30, 2010, was $18.12 to $23.81. As of September 30, 2010, there was $0.2 million of total unrecognized compensation expense related to the non-vested options and related dividend equivalents granted under the plan. That cost will be recognized over a period of 1 to 3 years.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2010, there were 331,021 shares available for issuance in this plan.

	2010	2009
Subscriptions outstanding at September 30	72,516	69,725
Maximum subscription price	$16.06	$14.62
Shares of stock issued (1)	66,723	44,265
Stock issuance price	$14.62	$14.10

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2010 to May 31, 2011.

Assumptions for valuation of these shares are shown in the table below.

	ESPP
	2010	2009
Weighted average fair value of grants	$2.28	$3.26
Risk-free interest rate	0.35%	0.48%
Expected dividend yield	7.20%	7.90%
Expected volatility	17.00%	40.00%
Expected life in months	12	12
Grant Date	6/1/10	6/1/09

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands) for all periods presented ended September 30:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2010	2009	2010	2009	2010	2009
Electric transmission and distribution expense	$3,448	$2,829	$9,419	$8,165	$12,317	$10,884
Natural gas transmission and distribution expense	541	540	1,588	1,614	2,135	2,169
Power operation expense (other than fuel)	3,140	3,442	8,835	9,568	11,913	12,823
Customer accounts and assistance expense	2,893	2,687	8,810	7,874	11,532	10,522
Employee pension expense (1)	1,355	1,456	4,106	4,143	5,520	5,464
Employee healthcare plan (1)	1,939	1,843	5,184	4,535	6,558	6,055
General office supplies and expense	2,778	2,675	8,159	7,500	10,729	9,484
Administrative and general expense	2,999	2,592	9,633	8,442	13,071	12,017
Allowance for uncollectible accounts	1,179	741	2,634	2,541	3,218	2,862
Miscellaneous expense	37	49	129	49	159	104
Total	$20,309	$18,854	$58,497	$54,431	$77,152	$72,384

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

The tables below present statement of operations information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended September 30, 2010
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$147,128	$5,403	$1,703	$(148)	$154,086
Depreciation and amortization	13,354	844	424	—	14,622
Federal and state income taxes	11,864	(241)	297	—	11,920
Operating income	30,827	557	489	—	31,873
Interest income	36	80	—	(86)	30
Interest expense	9,392	989	7	(86)	10,302
Income from AFUDC (debt and equity)	1,605	6	—	—	1,611
Net income	22,887	(388)	482	—	22,981

Capital Expenditures	$21,081	$750	$369		$22,200

	For the quarter ended September 30, 2009
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$121,961	$4,795	$1,445	$(148)	$128,053
Depreciation and amortization	12,150	504	380	—	13,034
Federal and state income taxes	7,315	(643)	206	—	6,878
Operating income	23,375	(90)	392	—	23,677
Interest income	48	75	—	(81)	42
Interest expense	11,119	986	10	(81)	12,034
Income from AFUDC (debt and equity)	3,340	—	—	—	3,340
Net income	15,530	(1,036)	335	—	14,829

Capital Expenditures	$37,674	$699	$122		$38,495

	For the nine months ended September 30, 2010
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$367,846	$36,480	$4,580	$(444)	$408,462
Depreciation and amortization	38,028	2,184	1,182	—	41,394
Federal and state income taxes	24,642	981	718	—	26,341
Operating income	56,700	4,334	1,196	—	62,230
Interest income	169	339	—	(356)	152
Interest expense	30,099	2,959	28	(356)	32,730
Income from AFUDC (debt and equity)	10,097	12	—	—	10,109
Net income	36,216	1,553	1,167	—	38,936

Capital Expenditures	$74,862	$1,636	$2,328		$78,826

	For the nine months ended September 30, 2009
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$331,831	$40,800	$4,123	$(456)	$376,298
Depreciation and amortization	35,868	1,507	1,071	—	38,446
Federal and state income taxes	15,978	(66)	622	—	16,534
Operating income	54,573	2,678	1,108	—	58,359
Interest income	184	342	—	(346)	180
Interest expense	32,520	2,970	50	(346)	35,194
Income from AFUDC (debt and equity)	10,278	1	—	—	10,279
Net income	32,392	(35)	1,011	—	33,368

Capital Expenditures	$118,341	$1,554	$914		$120,809

	For the twelve months ended September 30, 2010
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$470,911	$52,993	$6,019	$(592)	$529,331
Depreciation and amortization	50,196	2,691	1,554	—	54,441
Federal and state income taxes	27,148	1,619	922	—	29,689
Operating income	70,541	6,290	1,535	—	78,366
Interest income	210	400	—	(421)	189
Interest expense	40,753	3,946	36	(421)	44,314
Income from AFUDC (debt and equity)	13,949	13	—	—	13,962
Net income	42,902	2,462	1,499	—	46,863

Capital Expenditures	$109,992	$2,337	$2,677		$115,006

	For the twelve months ended September 30, 2009
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Operations Information
Revenues	$439,001	$63,759	$5,380	$(589)	$507,551
Depreciation and amortization	47,721	2,004	1,407	—	51,132
Federal and state income taxes	19,296	569	510	—	20,375
Operating income	68,381	4,752	1,334		74,467
Interest income	289	375	—	(416)	248
Interest expense	43,203	3,961	103	(416)	46,851
Income from AFUDC (debt and equity)	13,932	8	—	—	13,940
Net Income	39,204	1,070	830	—	41,104

Capital Expenditures	$169,036	$2,069	$1,387		$172,492

As of September 30, 2010

($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,809,845	$135,290	$23,039	$(83,567)	$1,884,607

(1) Includes goodwill of $39,492.

As of December 31, 2009

($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,759,415	$134,355	$21,907	$(75,831)	$1,839,846

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our consolidated effective federal and state income tax rates for the applicable periods ended September 30, 2010:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2010	2009	2010	2009	2010	2009
Consolidated effective federal and state income tax rates	34.2%	31.7%	40.4%	33.1%	38.8%	33.1%

The effective tax rates for the nine months ended September 30, 2010, and the twelve months ended September 30, 2010, are higher than comparable year periods primarily due to the new health care legislation. On March 23, 2010, the Patient Protection and Affordable Care Act became law. This legislation includes a provision that reduces the deductibility, for income tax purposes, of retiree healthcare costs to the extent an employer receives federal subsidies. Companies receive the subsidy when they provide retiree prescription benefits at least equivalent to Medicare Part D coverage in their postretirement healthcare plan. Although the elimination of this tax benefit does not take effect until 2013, this change requires us to recognize the full accounting impact in our financial statements in the period in which the legislation is enacted. As a result, in the first quarter of 2010, we recorded a one-time non-cash charge of approximately $2.1 million to income taxes to reflect the impact of this change. The change in deductibility will increase our effective tax rate slightly during the remainder of 2010. Our 2010 effective tax rate also increased due to the additional tax expense associated with the current year retiree health care accruals.

A December 2009 award from an arbitration panel ordered KCP&L to renegotiate with the IRS a previous $125 million advanced coal investment tax credit granted for the Iatan 2 plant. The IRS executed a revised memorandum of understanding (MOU) on September 7, 2010, which granted us our share, $17.7 million, of advanced coal investment tax credits in accordance with the arbitration panel’s order. We will utilize these credits to reduce our 2010 tax payments and 2010 tax liability and, therefore, these amounts are now reflected as a reduction to accrued taxes. The tax credit will have no significant income statement impact as the credits will flow to our customers as we amortize the tax credits over the life of the plant.

On September 16, 2010, we received approximately $26.6 million from the Southwest Power Administration (SWPA) as payment regarding the decrease in available head waters at our hydroelectric generating plant, located on the White River at Ozark Beach, Missouri. As part of the Energy and Water Development Appropriations Act of 2006 (the Appropriations Act), the level of Bull Shoals Lake will be increased an average of 5 feet. The increase at Bull Shoals will decrease the head waters available for generation at Ozark Beach by 5 feet and, thus, reduce our electrical output. The loss in this facility will require us to replace it with additional generation from other sources. The Appropriations Act required the SWPA, in coordination with us and our relevant public service commissions, to determine our economic detriment. SWPA issued its Final Determination and awarded us $26.6 million. We believe the revised Final Determination did not fully comply with the Appropriations Act as it failed to compensate us for the impact of income taxes associated with the payment. We are considering several options to resolve this issue so that the income taxes are appropriately considered in the awarded damages. Currently, we have increased our current liability for income taxes by $8.3 million in anticipation that we will pay income taxes on the $26.6 million award, but no impact to our revenues or net income has been recorded to date. However, we may ultimately defer payment of the taxes if we determine that certain sections of the Internal Revenue Code allow such treatment.

As part of an agreement reached in our recently completed Missouri electric rate case, effective September 10, 2010, we have also agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981-2008 and totaled approximately $11.1 million. We recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million in the first quarter of 2010. Amortization of the remaining regulatory tax asset will begin in 2011 or 2012, which is also when we expect to be able to request rate recovery of the asset.

We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of December 31, 2009 was $906,000 and has not materially changed at September 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment consists of our fiber optics business. During the twelve months ended September 30, 2010, 89.0% of our gross operating revenues were provided from sales from our electric segment (including 0.3% from the sale of water), 10.0% from our gas segment and 1.0% from our other segment.

Earnings

During the third quarter of 2010, basic earnings per weighted average share of common stock were $0.56 as compared to $0.43 in the third quarter of 2009 and diluted earnings per weighted average share of common stock were $0.55 as compared to $0.43 in the third quarter of 2009. For the nine months ended September 30, 2010, basic and diluted earnings per weighted average share of common stock were $0.97 as compared to $0.97 for the nine months ended September 30, 2009. For the twelve months ended September 30, 2010, basic and diluted earnings per weighted average share of common stock were $1.19 as compared to $1.20 for the twelve months ended September 30, 2009. The primary positive drivers for all three periods presented were increased electric revenues resulting from increased demand due to favorable weather and decreased interest charges. The primary negative drivers for all three periods presented were increased electric operations and maintenance expenses, the dilutive effect of additional shares of common stock issued, increased other deductions and changes in effective tax rates. Also negatively impacting both the nine months and twelve months ended September 30, 2010, were the two non-cash charges in the first quarter of 2010 discussed below.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, nine months and twelve months ended September 30, 2009 and September 30, 2010, which is a non-GAAP presentation. The economic substance behind our non-GAAP earning per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

We believe this presentation is useful to investors because the statement of income does not readily show the EPS impact of the various components, including the effect of new stock issuances. This could limit the readers’ understanding of the reasons for the EPS change from the previous year’s EPS. This information is useful to management, and we believe this information is useful to investors, to better understand the reasons for the fluctuation in earnings between the prior and current years on a per share basis.

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

	Three Months Ended	Nine Months Ended	Twelve Months Ended
Earnings Per Share — September 30, 2009	$0.43	$0.97	$1.20

Revenues
Electric on-system	$0.41	$0.52	$0.48
Electric off-system and other	0.06	0.14	0.11
Gas	0.01	(0.08)	(0.20)
Other	0.01	0.01	0.01
Expenses
Electric fuel and purchased power	(0.17)	(0.29)	(0.23)
Cost of natural gas sold and transported	0.01	0.12	0.24
Regulated — electric segment	(0.03)	(0.08)	(0.10)
Regulated —gas segment	0.01	0.01	0.01
Maintenance and repairs	(0.01)	(0.02)	(0.01)
Depreciation and amortization	(0.03)	(0.05)	(0.06)
Other taxes	(0.01)	(0.02)	(0.01)
Interest charges	0.03	0.05	0.05
AFUDC	(0.03)	0.00	0.00
Change in effective income tax rates	(0.02)	(0.04)	(0.03)
Med-D and cost of removal non-cash charges	0.00	(0.09)	(0.09)
Other income and deductions	(0.03)	(0.07)	(0.08)
Dilutive effect of additional shares issued	(0.08)	(0.11)	(0.10)
Earnings Per Share — September 30, 2010	$0.56	$0.97	$1.19

Recent Activities

New Construction

On March 14, 2006, we entered into contracts to purchase a 50 megawatt, 7.52% undivided interest in the Plum Point Energy Station. The Plum Point Energy Station met its in-service criteria on August 13, 2010. Plum Point entered commercial operation on September 1, 2010.

On June 13, 2006, we announced we had entered into an agreement with Kansas City Power & Light (KCP&L) to purchase an undivided ownership interest in the coal-fired Iatan 2 generating facility. We own 12%, or approximately 100 megawatts, of the 850-megawatt unit. KCP&L announced on August 26, 2010, that Iatan 2 had met its in-service criteria on August 26, 2010. See Note 7 of “Notes to Consolidated Financial Statements.”

Regulatory Matters

We have filed several rate cases which are described below.

A stipulated agreement in our 2009 Missouri electric rate case was filed on May 12, 2010, calling for an annual increase of $46.8 million, provided the Plum Point Generating Station met its in-service criteria by August 15, 2010. The Plum Point Generating Station completed its in-service criteria testing on August 12, 2010, with an in-service date of August 13, 2010, and the new rates were effective September 10, 2010.

On September 28, 2010, we filed a rate increase request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $36.5 million, or 9.2% to recover the Iatan 2 costs and other cost of service items not included in the recently completed Missouri rate case. KCP&L announced on August 26, 2010, that Iatan 2 had met its in-service criteria on August 26, 2010

A stipulated agreement in our current Kansas rate case was filed on May 4, 2010, and approved by the KCC on June 25, 2010, calling for a $2.8 million, or 12.4%, increase in base rates effective July 1, 2010.

On August 30, 2010, we were granted a two-phase Capital Reliability Rider (CRR) by the Oklahoma Corporation Commission (OCC) with the first phase effective September 1, 2010. In total, the CRR revenue has been specifically limited by the OCC to an overall annual revenue increase of $2.6 million, or 27.67% increase. We will file a general rate case within six months of the commercial operation date of Iatan 2 to replace the CRR with permanent rates.

On August 19, 2010, we filed a rate increase request with the Arkansas Public Service Commission (APSC) for an annual increase in base rates for our Arkansas electric customers in the amount of $3.2 million, or 27.3%.

On March 12, 2010, we filed Generation Formula Rate (GFR) tariffs with the FERC which we propose to be utilized for our wholesale customers. On June 30, 2010, three of our on-system wholesale customers were granted intervention in the GFR rate case. On September 15, 2010, the parties agreed to a settlement in principle and are now working to finalize the terms of the settlement.

In December 2008, the OPC and intervenors Praxair, Inc. and Explorer Pipeline Company filed Petitions for Writ of Review with the Cole County Circuit Court challenging the tariffs resulting from our 2006 Missouri rate case that went into effect January 1, 2007. The Cole County Circuit Court issued a ruling on December 8, 2009, affirming the Commission’s Report and Order. OPC, Praxair and Explorer Pipeline filed appeals with the Western District Court of Appeals. On October 26, 2010, the Western District Court of Appeals affirmed the Commission’s Report and Order.

For additional information, see “Rate Matters” below.

Iatan 2 Coal Investment Tax Credits

A December 2009 award from an arbitration panel ordered KCP&L to renegotiate with the IRS a previous $125 million advanced coal investment tax credit granted to our Iatan 2 plant. The IRS executed a revised memorandum of understanding (MOU) on September 7, 2010, which granted us our share, $17.7 million, of advanced coal investment tax credits in accordance with the arbitration panel’s order. We will utilize these credits to reduce our 2010 tax payments and 2010 tax liability. The tax credit will have no significant income statement impact as the credits will flow to our customers as we amortize the tax credits over the life of the plant.

Financings

On August 25, 2010, we issued $50 million principal amount of 5.20% first mortgage bonds due September 1, 2040. The net proceeds (after payment of expenses) of approximately $49.1 million were used to redeem $48.3 million aggregate principal amount of our Senior Notes, 7.05% Series due 2022 on August 27, 2010.

On May 28, 2010, we issued $100 million principal amount of 4.65% first mortgage bonds due June 1, 2020. The net proceeds (after payment of expenses) of approximately $98.8 million, were used to redeem all 2 million outstanding shares of our 8.5% trust preferred securities totaling $50 million, on June 28, 2010, and to repay short-term debt which was incurred, in part, to fund the repayment, at maturity, of our 6.5% first mortgage bonds due 2010.

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

Ozark Beach Plant

Our hydroelectric generating plant (FERC Project No. 2221), located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts. We have a long-term license from FERC to operate this plant which forms Lake Taneycomo in southwestern Missouri. As part of the Energy and Water Development Appropriations Act of 2006 (the Appropriations Act), a new minimum flow was established with the intent of increasing minimum flows on recreational streams in Arkansas. To accomplish this, the level of Bull Shoals Lake will be increased an average of 5 feet. The increase at Bull Shoals will decrease the head waters available for generation at Ozark Beach by 5 feet, reducing our electrical output. We estimate the lost production to be up to 16% of our average annual energy production for this unit. The loss in output from this facility will require us to replace it with additional generation from other sources. The Appropriations Act required the Southwest Power Administration (SWPA), in coordination with us and our relevant public service commissions, to determine our economic detriment.

The SWPA published its Final Determination Report on January 23, 2009 documenting the procedure they intended to use to calculate the present value of the future lifetime replacement cost of the electrical energy and capacity lost due to the White River Minimum Flows project at Ozark Beach. The actual hydropower compensation values were to be calculated using the method presented in the Final Determination and current values for the specified parameters based on the official implementation date. Assuming a January 1, 2011 date of implementation for the White River Minimum Flows project and November 2008 values for the specified parameters, the SWPA’s determination at that time resulted in a present value for the estimated future lifetime replacement costs of the electrical energy and capacity at Ozark Beach of $41.3 million. On June 8, 2009, the SWPA published a draft addendum to its January 2009 Final Determination Report documenting proposed changes to the SWPA’s methodology, including the inclusion of an additional discount rate source to be used by the SWPA in determination of the present value of the losses. Assuming a January 1, 2011 date of implementation for the White River Minimum Flows project and current values for the specified parameters, the SWPA’s Draft Addendum to its Final Determination resulted in a present value of $22.3 million for the estimated future lifetime replacement costs of the electrical energy and capacity at Ozark Beach. On June 17, 2010, the SWPA posted a revised Final Determination that our customers’ damages were $26.6 million. On September 16, 2010, we received a $26.6 million payment from the SWPA. We believe the revised Final Determination did not fully comply with the Appropriations Act as it failed to compensate us for the impact of income taxes associated with the payment. We are considering several options in attempting to resolve this issue so that the income taxes are appropriately considered in the awarded damages. The $26.6 million payment will have no material impact on net income as the benefits will be flowed through to our customers. In addition, the SWPA has delayed the implementation date until 2016.

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

Renewable Energy

On November 4, 2008, Missouri voters approved the Clean Energy Initiative (Proposition C). This initiative requires us and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, at the rate of at least 2% of retail sales by 2011, increasing to at least 15% by 2021. Two percent of this amount must be solar. We believe we are exempted from this requirement. In July 2010, the MPSC submitted to the Missouri secretary of state’s office its rule for the renewable energy mandate. We are awaiting action from the Missouri secretary of state but believe we are in compliance with the law. Kansas established a renewable portfolio standard (RPS) in May 2009. Its final rulemaking is expected to be released some time in August 2010. In addition, there are several proposals currently before the U.S. Congress to adopt a nationwide RPS.

Shareholder Rights Plan

Our shareholder rights plan, dated as of July 26, 2000, expired July 25, 2010, pursuant to its terms.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2010, compared to the same periods ended September 30, 2009.

The following table represents our results of operations by operating segment for the applicable periods ended September 30 (in millions):

	Quarter Ended		Nine Months Ended		Twelve Months Ended
	2010	2009	2010	2009	2010	2009
Electric	$22.9	$15.5	$36.2	$32.4	$42.9	$39.2
Gas	(0.4)	(1.0)	1.6	(0.0)	2.5	1.1
Other	0.5	0.3	1.1	1.0	1.5	0.8
Net income	$23.0	$14.8	$38.9	$33.4	$46.9	$41.1

*Differences could occur due to rounding.

Electric Segment

Overview

Our electric segment net income for the third quarter of 2010 was $22.9 million as compared to $15.5 million for the third quarter of 2009.

Electric operating revenues comprised approximately 95.2% of our total operating revenues during the third quarter of 2010. Of our total electric operating revenues during the third quarter of 2010, approximately 43.3% were from residential customers, 30.9% from commercial customers, 14.4% from industrial customers, 4.0% from wholesale on-system customers, 3.4% from wholesale off-system transactions, 2.5% from other electric revenues, primarily public authorities, and 1.5% from miscellaneous sources. The percentage of revenues provided from our wholesale off-system transactions increased during the third quarter of 2010 as compared to the third quarter of 2009, resulting from higher demand in the third quarter of 2010 primarily due to warmer temperatures as compared to the third quarter of 2009.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales and for off-system sales for the applicable periods ended September 30, were as follows:

	kWh Sales
	(in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2010	2009	Change*	2010	2009	Change*	2010	2009	Change*
Residential	586.4	471.0	24.5%	1,621.9	1,409.1	15.1%	2,079.3	1,883.3	10.4%
Commercial	461.7	408.3	13.1	1,252.9	1,188.2	5.4	1,644.6	1,592.4	3.3
Industrial	272.3	265.6	2.5	762.7	757.9	0.6	997.0	1,010.3	(1.3)
Wholesale on-system	102.8	89.4	15.1	273.2	252.9	8.0	352.3	334.0	5.5
Other**	33.8	30.8	9.6	97.2	92.8	4.7	127.7	122.5	4.3
Total on-system sales	1,457.0	1,265.1	15.2	4,007.9	3,700.9	8.3	5,200.9	4,942.5	5.2
Off-system	158.2	100.6	57.3	554.0	346.3	60.0	723.6	560.6	29.1
Total KWh Sales	1,615.2	1,365.7	18.3	4,561.9	4,047.2	12.7	5,924.5	5,503.1	7.7

*Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

**Other kWh sales include street lighting, other public authorities and interdepartmental usage.

	Electric Segment Operating Revenues
	($ in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2010	2009	Change*	2010	2009	Change*	2010	2009	Change*
Residential	$63.5	$49.9	27.0%	$157.8	$138.0	14.4%	$200.2	$181.2	10.5%
Commercial	45.2	39.3	15.2	109.8	104.2	5.3	141.4	136.5	3.5
Industrial	21.2	19.7	7.6	52.3	51.3	2.0	67.0	66.8	0.3
Wholesale on-system	5.9	5.1	16.5	15.4	14.1	9.2	19.5	18.4	6.3
Other**	3.6	3.3	8.8	9.3	8.9	4.8	12.0	11.5	4.5
Total on-system revenues	$139.4	$117.3	18.8	$344.6	$316.5	8.9	$440.1	$414.4	6.2
Off-system	5.0	2.7	87.4	16.3	9.3	76.3	21.4	16.3	31.3
Total revenues from kWh sales	144.4	120.0	20.4	360.9	325.8	10.8	461.5	430.7	7.2
Miscellaneous revenues***	2.2	1.5	45.3	5.5	4.7	16.7	7.6	6.5	15.8
Total electric operating revenues	$146.6	$121.5	20.7	$366.4	$330.5	10.9	$469.1	$437.2	7.3
Water revenues	0.5	0.5	7.1	1.4	1.3	3.3	1.8	1.8	3.0
Total electric segment operating Revenues	$147.1	$122.0	20.6	$367.8	$331.8	10.9	$470.9	$439.0	7.3

*Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

**Other operating revenues include street lighting, other public authorities and interdepartmental usage.

***Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

With the addition of the Missouri fuel adjustment mechanism effective September 1, 2008, we now have a fuel cost recovery mechanism in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs on our net income. For this reason, we believe electric gross margin, although a non-GAAP measurement, is useful for understanding and analyzing changes in our electric operating performance from one period to the next. We define electric gross margins as electric revenues less fuel and purchased power costs.

The table below represents our electric gross margins for the applicable periods ended September 30 (in millions), which is a non-GAAP presentation. We believe this presentation is useful to investors and have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

	Quarter Ended		Nine Months Ended		Twelve Months Ended
	2010	2009	2010	2009	2010	2009
Electric revenues	$146.6	$121.5	$366.4	$330.5	$469.1	$437.2
Fuel and purchased power	57.3	48.1	152.2	136.5	197.8	185.1
Electric gross margins	$89.3	$73.4	$214.2	$194.0	$271.3	$252.1

Electric gross margins increased during 2010 in all periods presented mainly due to increased electric sales resulting from favorable weather as compared to the comparable periods in 2009.

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

On-System Operating Revenues and Kilowatt-Hour Sales

KWh sales and revenues for our on-system customers increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to warmer weather in the third quarter of 2010 as compared to the same period in 2009. Revenues for our on-system customers increased approximately $22.1 million, or 18.8%. Weather and other related factors increased revenues by an estimated $18.3 million compared to last year’s third quarter. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for the third quarter of 2010 were 72.9% more than the same period last year and 20.9% more than the 30-year average. Rate changes, including the July 2010 Kansas rate increase and September 2010 Missouri rate increase (discussed below), contributed an estimated $3.0 million to revenues during the third quarter of 2010. Residential and commercial sales growth increased revenues an estimated $0.8 million. Our electric customer growth for the twelve months ended September 30, 2010, was 0.4%.

Residential and commercial kWh sales and revenues increased during the third quarter of 2010 mainly due to the warmer temperatures in the third quarter of 2010.

Industrial kWh sales and revenues increased during the third quarter of 2010 as compared to the third quarter of 2009 when there was a slowdown created by economic uncertainty.

On-system wholesale kWh sales and revenues increased during the third quarter of 2010 reflecting increased demand resulting from the warmer weather discussed above. These revenues are currently being collected under a tariff subject to refund (see “Rate Matters” below for additional information) under our pending FERC rate case and are net of an estimated $0.3 million of revenues subject to refund.

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

Off-system revenues and related expenses were more during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to increased market demand resulting from the warmer weather in the third quarter of 2010. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $2.2 million for the third quarter of 2010 as compared to $1.5 million in the third quarter of 2009. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit (REC) sales. REC sales were responsible for approximately $0.3 million of the increase.

Operating Revenue Deductions — Fuel and Purchased Power

During the third quarter of 2010, total fuel and purchased power expenses increased approximately $9.2 million (19.0%). The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of income for the third quarter of 2010 and 2009.

(in millions)	2010	2009
Actual fuel and purchased power expenditures	$59.6	$47.1
Iatan 2 construction accounting***	0.3	—
Kansas regulatory adjustments*	0.1	0.1
Missouri fuel adjustment deferral*	(5.1)	0.4
Missouri fuel adjustment recovery**	2.0	0.9
Unrealized loss/(gain) on derivatives	0.4	(0.4)
Total fuel and purchased power expense per income statement	$57.3	$48.1

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

**Currently being recovered from customers from prior accumulation periods.

***See “Rate Matters” below.

The overall fuel and purchased power increase reflects increased generation by both our coal-fired and gas-fired units during the third quarter of 2010 reflecting increased market demand resulting from the warmer weather in the third quarter of 2010.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the third quarter of 2010 as compared to the third quarter of 2009. This table incorporates all the changes mentioned above. As shown below, the largest impact on fuel and purchased power costs was increased generation by our gas-fired units.

Three Months Ended
(in millions)	September 30, 2010 vs. 2009
Natural gas generation volume	$18.5
Coal generation volume	0.8
Purchased power spot purchase volume	(1.9)
Purchased power (cost per mWh)	1.5
Natural gas (cost per mWh)	(6.5)
Coal (cost per mWh)	(0.2)
Other (primarily fuel adjustments)	(3.0)
TOTAL	$9.2

Operating Revenue Deductions — Other Than Fuel and Purchased Power

Regulated operating expenses increased approximately $1.7 million (10.2%) during the third quarter of 2010 as compared to the same period in 2009 primarily due to increases of $0.6 million in transmission expense, $0.6 million in customer accounts expense (mainly increased uncollectible accounts and banking fees), $0.2 million in employee pension expense, $0.2 million in steam power expense, $0.1 million in other power operation expense, $0.1 million in customer assistance expense, $0.1 million in property insurance, $0.1 million in employee health care expense, $0.1 million in general office expense and $0.1 million in general labor costs. These increases were partially offset by decreases of $0.2 million in professional services and $0.3 million in other steam power expense related to Iatan 1 and Iatan 2 operating costs that we were able to defer in accordance with our agreement with the MPSC that allows deferral of certain costs until the plant additions are included in our rate base.

Maintenance and repairs expense increased approximately $0.6 million (7.4%) in the third quarter of 2010 as compared to 2009 primarily due to increases of $0.5 million in maintenance and repairs expense at the Asbury plant, which was mainly due to a maintenance outage in September 2010, $0.2 million in maintenance and repairs expense at the Plum Point plant and $0.2 million in transmission maintenance expense. These increases were partially offset by a decrease of $0.3 million in distribution maintenance expense.

Depreciation and amortization expense increased approximately $1.2 million (9.9%) during the quarter primarily reflecting our additions to plant in service and to additional regulatory amortization of $0.6 million effective September 10, 2010. This includes the construction accounting effect of deferring $0.5 million of Iatan 1 and Iatan 2 depreciation expense. Other taxes increased approximately $0.5 million during the third quarter of 2010 due to increased municipal franchise taxes.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

On-System Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers increased during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to colder weather in the first quarter of 2010 and warmer weather in the second and third quarters of 2010 as compared to the same periods in 2009. Revenues for our on-system customers increased approximately $28.1 million, or 8.9%. Weather and other related factors increased revenues by an estimated $25.0 million compared to the nine months ended September 30, 2009. Rate changes, including the July 2010 Kansas rate increase and September 2010 Missouri rate increase, contributed an estimated $1.4 million during the nine months ended September 30, 2010, while sales growth contributed an estimated $1.6 million.

The increase in residential and commercial kWh sales and revenues during the nine months ended September 30, 2010, was primarily due to the favorable weather in 2010.

Industrial kWh sales and revenues increased during the nine months ended September 30, 2010, as compared to the comparable period in 2009 when there was a slowdown created by economic uncertainty.

On-system wholesale kWh sales and revenues increased during the nine months ended September 30, 2010, reflecting the favorable weather discussed above.

Off-System Electric Transactions

Off-system revenues and related expenses were more during the nine months ended September 30, 2010, as compared to the same period in 2009 primarily due to increased market demand resulting from the warmer weather in the second and third quarters of 2010 and colder weather in the first quarter of 2010. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $5.5 million for the nine months ended September 30, 2010, as compared to $4.7 million during the same period in 2009. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales, which were responsible for approximately $0.6 million of the increase.

Operating Revenue Deductions — Fuel and Purchased Power

During the nine months ended September 30, 2010, total fuel and purchased power expenses increased approximately $15.7 million (11.5%). The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of income for the nine months ended September 30, 2010 and 2009.

(in millions)	2010	2009
Actual fuel and purchased power expenditures	$157.6	$135.5
Iatan 2 construction accounting***	0.3	—
Kansas regulatory adjustments*	(0.3)	0.5
Missouri fuel adjustment deferral*	(7.7)	(0.2)
Missouri fuel adjustment recovery**	1.5	1.1
Unrealized loss/(gain) on derivatives	0.8	(0.4)
Total fuel and purchased power expense per income statement	$152.2	$136.5

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

**Currently being recovered from customers from prior accumulation periods.

***See “Rate Matters” below.

The overall fuel and purchased power increase reflects increased market demand resulting from the warmer weather in the second and third quarters of 2010 and colder weather in the first quarter of 2010 as compared to the prior years periods.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. This table incorporates all the changes mentioned above. As shown below, the largest impact on fuel and purchased power costs was increased generation by our gas-fired units.

(in millions)	Nine Months Ended September 30, 2010 vs. 2009
Natural gas generation volume	$33.2
Coal generation volume	3.1
Purchased power spot purchase volume	(5.4)
Purchased power (cost per mWh)	4.3
Natural gas (cost per mWh)	(12.5)
Coal (cost per mWh)	(0.8)
Other (primarily fuel adjustments)	(6.2)
TOTAL	$15.7

Operating Revenue Deductions — Other Than Fuel and Purchased Power

Regulated operating expenses for our electric segment increased approximately $4.8 million (10.1%) during the nine months ended September 30, 2010, as compared to the same period in 2009 primarily due to increases of $1.0 million in customer accounts expenses (mainly increased banking fees and uncollectible accounts), $0.9 million in transmission expense, $0.6 million in employee health care expense, $0.5 million in general labor costs, $0.4 million in employee pension expense, $0.4 million in distribution expense, $0.3 million in property insurance, $0.2 million in other power supply expense, $0.2 million in other power operation expense, $0.2 million in customer assistance expense, $0.2 million in director, stockholder and other investor expense, $0.2 million in general office expense, $0.1 million in steam power other operation expense, $0.1 million in injuries and damages, $0.1 million in regulatory commission expense and $0.1 million in research and development expense. These increases were partially offset by $0.9 million in other steam power expense related to Iatan 1 and Iatan 2 operating costs that we were able to defer in accordance with our agreement with the MPSC.

Maintenance and repairs expense increased approximately $1.3 million (5.6%) during the nine months ended September 30, 2010, as compared to 2009 primarily due to increases of $1.0 million in maintenance and repairs expense at the Asbury plant, which was mainly due to maintenance outages in May and September 2010, $0.9 million in maintenance and repairs expense at the Riverton plant due to the 2010 5-year maintenance outage, $0.4 million in transmission maintenance, $0.3 million in maintenance and repairs expense at the Iatan plant, $0.2 million in maintenance and repairs expense at the Plum Point plant and $0.1 million in distribution maintenance. These increases were partially offset by a $1.6 million decrease in other power maintenance expense, which was almost entirely due to the result of a decrease in maintenance and repairs expense at the SLCC plant as compared to 2009 when there was a maintenance outage at the plant in the first quarter.

Depreciation and amortization expense increased approximately $2.2 million (6.0%) during the nine months ended September 30, 2010, primarily reflecting our additions to plant in service and to additional regulatory amortization of $0.6 million effective September 10, 2010. This includes the construction accounting effect of deferring $1.2 million of Iatan 1 and Iatan 2 depreciation expense. Other taxes increased approximately $1.1 million during the nine months ended September 30, 2010, due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended September 30, 2010 Compared to Twelve Months Ended September 30, 2009

On-System Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended September 30, 2010, kWh sales to our on-system customers increased 5.2% with the associated revenues increasing approximately $25.7 million (6.2%). Weather and other related factors increased revenues an estimated $20.8 million. Rate changes, including the July 2010 Kansas rate increase and September 2010 Missouri rate increase, contributed an estimated $3.4 million to revenues while continued sales growth contributed an estimated $1.5 million.

The increase in residential and commercial kWh sales and revenues during the twelve months ended September 30, 2010, was primarily due to the favorable weather during the period. Industrial kWh sales decreased 1.3% mainly due to general economic conditions while the associated revenues increased 0.3% mainly due to the Kansas and Missouri rate increases. On-system wholesale kWh sales and revenues increased reflecting increased market demand resulting from the warmer weather in the second and third quarters of 2010 and colder weather in the first quarter of 2010.

Off-System Electric Transactions

Off-system sales and revenues increased during the twelve months ended September 30, 2010, as compared to the same period in 2009 primarily due to the favorable weather discussed above. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $7.6 million for the twelve months ended September 30, 2010, as compared to $6.5 million during the same period in 2009. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales, which were responsible for approximately $1.2 million of the increase.

Operating Revenue Deductions — Fuel and Purchased Power

During the twelve months ended September 30, 2010, total fuel and purchased power expenses increased approximately $12.6 million (6.8%). The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of operations for the twelve months ended September 30, 2010 and 2009.

(in millions)	2010	2009
Actual fuel and purchased power expenditures	$204.2	$185.5
Iatan 2 construction accounting***	0.3	—
Kansas regulatory adjustments*	(0.3)	0.6
Missouri fuel adjustment deferral*	(9.4)	(2.0)
Missouri fuel adjustment recovery**	2.1	1.1
Unrealized loss on derivatives	0.9	—
Total fuel and purchased power expense per income statement	$197.8	$185.2

*A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

**Currently being recovered from customers from prior accumulation periods.

***See “Rate Matters” below.

The overall fuel and purchased power increase includes the effect of decreased market demand resulting from mild weather in the fourth quarter of 2009 offset by increased demand in 2010 due to favorable weather conditions.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the twelve months ended September 30, 2010, as compared to the twelve months ended September 30, 2009 This table incorporates all the changes mentioned above. As shown below, the largest impact on fuel and purchased power costs was increased generation by our gas-fired units.

(in millions)	Twelve Months Ended September 30, 2010 vs. 2009
Natural gas generation volume	$14.5
Coal generation volume	5.1
Purchased power spot purchase volume	(4.6)
Purchased power (cost per mWh)	5.5
Natural gas (cost per mWh)	(1.1)
Coal (cost per mWh)	(1.0)
Other (primarily fuel adjustments)	(5.8)
TOTAL	$12.6

Operating Revenue Deductions — Other Than Fuel and Purchased Power

Regulated operating expenses increased approximately $5.3 million (8.5%) during the twelve months ended September 30, 2010, as compared to 2009 primarily due to increases of $1.3 million in customer accounts expense (mainly increased banking fees and uncollectible accounts), $1.0 million in general labor costs, $1.0 million in transmission expense, $0.6 million in employee pension expense, $0.4 million in employee health care expense, $0.4 million in distribution expense, $0.4 million in property insurance, $0.3 million in other steam power expense, $0.3 million in other power supply expense, $0.3 million in general office expense, $0.3 million in professional services, $0.1 million in research and development expense, $0.1 million in employee welfare costs and $0.1 million in director, stockholder and other investor expense. These increases were partially offset by $1.1 million in other steam power expense related to Iatan 1 and Iatan 2 operating costs that we were able to defer in accordance with our agreement with the MPSC that allows deferral of certain costs until the plant additions are included in our rates. A decrease of $0.3 million in injuries and damages also decreased operating expenses.

Maintenance and repairs expense increased approximately $0.5 million (1.5%) during the twelve months ended September 30, 2010, as compared to 2009 primarily due to increases of $1.5 million in maintenance and repairs expense at the Asbury plant, which was mainly due to maintenance outages in May and September 2010, $0.7 million in maintenance and repairs expense at the Riverton plant due to the 2010 5-year maintenance outage, $0.4 million in transmission maintenance expense, $0.2 million in maintenance and repairs expense at the Plum Point plant, $0.1 million in maintenance and repairs expense at the Ozark Beach plant and $0.1 million in repairs expense to the Riverton gas units. These increases were partially offset by decreases of $2.0 million in maintenance and repairs expense to the SLCC, which experienced a maintenance outage in the first quarter of 2009, and $0.4 million in maintenance and repairs expense at the Iatan 1 plant, which experienced an outage in the fourth quarter of 2008.

Depreciation and amortization expense increased approximately $2.5 million (5.2%) during the twelve months ended September 30, 2010, reflecting our additions to plant in service and to additional regulatory amortization of $0.6 million effective September 10, 2010. This includes the construction accounting effect of deferring $1.5 million of Iatan 1 and Iatan 2 depreciation expense. Other taxes increased approximately $1.1 million during the twelve months ended September 30, 2010, due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following tables detail our natural gas sales and revenues for the periods ended September 30:

Total Gas Delivered to Customers

	Three Months Ended		%	Nine Months Ended		%	Twelve Months Ended		%
(bcf sales)	2010	2009	change	2010	2009	change	2010	2009	change
Residential	0.10	0.13	(20.4)%	1.81	1.74	4.6%	2.77	2.72	1.5%
Commercial	0.11	0.12	(6.6)	0.88	0.84	5.1	1.32	1.30	1.9
Industrial*	0.02	0.02	4.1	0.08	0.18	(58.9)	0.11	0.40	(72.8)
Other**	0.00	0.00	(16.6)	0.03	0.02	23.1	0.03	0.03	14.7
Total retail sales	0.23	0.27	(12.9)	2.80	2.78	0.7	4.23	4.45	(5.0)
Transportation sales	0.86	0.88	(2.9)	3.54	2.96	19.6	4.91	4.05	21.4
Total gas operating sales	1.09	1.15	(5.2)	6.34	5.74	10.4	9.14	8.50	7.6

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Nine Months Ended			Twelve Months Ended
($ in millions)	2010	2009	% change	2010	2009	% change	2010	2009	% change
Residential	$3.0	$2.5	16.8%	$23.1	$25.5	(9.5)%	$33.7	$39.4	(14.4)%
Commercial	1.5	1.5	(3.0)	9.6	11.0	(13.0)	14.1	17.1	(17.6)
Industrial*	0.1	0.2	(24.6)	0.6	1.8	(67.1)	0.9	3.9	(77.4)
Other**	0.0	0.0	11.9	0.2	0.3	(0.4)	0.4	0.4	(7.6)
Total retail revenues	$4.6	$4.2	8.0	$33.5	$38.6	(13.1)	$49.1	$60.8	(19.2)
Other revenues	0.1	0.0	185.3	0.3	0.1	88.4	0.4	0.2	65.3
Transportation revenues*	0.7	0.6	40.5	2.7	2.1	28.8	3.5	2.8	28.1
Total gas operating revenues	$5.4	$4.8	12.7	$36.5	$40.8	(10.6)	$53.0	$63.8	(16.9)
Cost of gas sold	1.6	2.0	(23.6)	18.9	25.6	(25.9)	29.0	41.8	(30.6)
Gas operating revenues over cost of gas in rates	$3.8	$2.8	39.4	$17.6	$15.2	15.1	$24.0	$22.0	9.2

*Percentage change for the twelve  months ended reflects the transfer of a customer from transportation to industrial sales in April 2008 and back to transportation in April 2009 and percentage change for the nine and twelve months ended reflect a customer switching from industrial sales to transportation in October 2009 after an eight-month suspension.

**Other includes other public authorities and interdepartmental usage.

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Operating Revenues and bcf Sales

Total gas retail bcf sales decreased during the third quarter of 2010 as compared to 2009. Residential and commercial bcf sales decreased during the period primarily due to customer contraction. Gas bcf sales are less during the summer months as the heating season runs from November to March of each year.

During the third quarter of 2010, gas segment revenues were approximately $5.4 million as compared to $4.8 million in the third quarter of 2009, an increase of 12.7%. During the third quarter of 2010, our PGA revenue (which represents the cost of gas recovered from our customers) was approximately $1.6 million as compared to $2.0 million in the third quarter of 2009, a decrease of approximately $0.4 million, reflecting the decrease in sales and reduced gas costs in PGA revenue. Total retail sales decreased 12.9% while the corresponding revenues increased 8.0%, reflecting the April 2010 rate change that caused a greater allocation of margin to be shifted into the customer charge and less to sales volumes.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of September 30, 2010, we had unrecovered purchased gas costs of $0.2 million recorded as a regulatory asset and over-recovered purchased gas costs of $0.7 million recorded as a regulatory liability. On October 19, 2010, we filed a request with the MPSC for a decrease in the PGA for our gas customers. On October 27, 2010, an order was issued approving the PGA rates, effective November 2, 2010.

Operating Revenue Deductions

Total other operating expenses were approximately $2.1 million during the third quarter of 2010 as compared to $2.3 million in the third quarter of 2009 mainly due to a $0.2 million decrease in employee pension expense.

Our gas segment had a net loss of $0.4 million for the third quarter of 2010 as compared to a net loss of $1.0 million for the third quarter of 2009. These losses are not unexpected due to the seasonality of the gas segment whose heating season runs from November to March of each year.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operating Revenues and bcf Sales

Gas retail bcf sales increased 0.7% during the nine months ended September 30, 2010, as compared to the same period in 2009 mainly due to colder weather in the first quarter of 2010. Residential and commercial bcf sales increased during the nine months ended September 30, 2010, as compared to the same period in 2009 primarily due to the colder weather. Industrial bcf sales decreased during the nine months ended September 30, 2010, as compared to the same period in 2009 mainly due to the switching of customers between industrial sales and transportation and the suspension of operations of a large volume sales customer (see footnote above).

During the nine months ended September 30, 2010, gas segment revenues were approximately $36.5 million as compared to $40.8 million in the nine months ended September 30, 2009, a decrease of $4.3 million. This decrease was largely driven by lower PGAs that went into effect May 15, 2009 and November 13, 2009. During the nine months ended September 30, 2010, our PGA revenue was approximately $18.9 million as compared to $25.6 million during the nine months ended September 30, 2008, a decrease of approximately $6.6 million.

Operating Revenue Deductions

Total other operating expenses were $7.1 million for the nine months ended September 30, 2010, as compared to $7.8 million for the nine months ended September 30, 2009. This decrease was mainly due to a $0.5 million decrease in employee pension expense, partially offset by a $0.2 million increase in customer accounts expense.

Our gas segment had net income of $1.6 million for the nine months ended September 30, 2010, as compared to a net loss of less than $0.1 million for the nine months ended September 30,

2009, mainly due to colder than normal weather in the first quarter of 2010 and rate increases effective April 1, 2010.

Twelve Months Ended September 30, 2010 Compared to Twelve Months Ended September 30, 2009

Operating Revenues and bcf Sales

Gas retail bcf sales decreased 5.0% during the twelve months ended September 30, 2010, mainly due to the switching of customers between industrial sales and transportation, the suspension of operations of a large volume sales customer (see footnote above), and the effect of our gas segment customer contraction of 0.72% for the twelve months ended September 30, 2010. We believe this contraction was due to depressed economic conditions. We estimate that the rate of gas customer contraction will level out during the next three years and begin modest growth after 2012. Residential and commercial bcf sales increased during the twelve months ended September 30, 2010, primarily due to colder weather in the first quarter of 2010.

During the twelve months ended September 30, 2010, gas segment revenues were approximately $53.0 million as compared to $63.8 million in the twelve months ended September 30, 2009, a decrease of $10.8 million. This decrease was largely driven by a decrease in the PGAs that went into effect May 15, 2009 and November 13, 2009. During the twelve months ended September 30, 2010, our PGA revenue was approximately $29.0 million as compared to $41.8 million during the twelve months ended September 30, 2009, a decrease of approximately $12.8 million.

Operating Revenue Deductions

Total other operating expenses were $9.6 million for the twelve months ended September 30, 2010, as compared to $10.2 million for the twelve months ended September 30, 2009. This decrease was mainly due to a $0.5 million decrease in employee pension expense and a $0.1 million decrease in transmission operation expense.

Our gas segment had net income of $2.5 million for the twelve months ended September 30, 2010, as compared to $1.1 million for the twelve months ended September 30, 2009, mainly due to colder than normal weather in the first quarter of 2010 and rate increases effective April 1, 2010.

Consolidated Company

Income Taxes

The following table shows the increases in our consolidated provision for income taxes (in millions) for the applicable periods ended September 30, 2010, as compared to 2009:

	Three Months Ended	Nine-Months Ended	Twelve Months Ended
Consolidated provision for income taxes	$5.0	$9.8	$8.7

The following table shows our consolidated effective federal and state income tax rates for the applicable periods ended September 30, 2010:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2010	2009	2010	2009	2010	2009
Consolidated effective federal and state income tax rates	34.2%	31.7%	40.4%	33.1%	38.8%	33.1%

The effective tax rates for the nine months ended September 30, 2010, and the twelve months ended September 30, 2010, are higher than comparable year periods primarily due to the new health care legislation. On March 23, 2010, the Patient Protection and Affordable Care Act became law. This legislation includes a provision that reduces the deductibility, for income tax purposes, of retiree healthcare costs to the extent an employer receives federal subsidies. Companies receive the subsidy when they provide retiree prescription benefits at least equivalent to Medicare Part D coverage in their postretirement healthcare plan. Although the elimination of this tax benefit does not take effect until 2013, this change requires us to recognize the full accounting impact in our financial statements in the period in which the legislation is enacted. As a result, in the first quarter of 2010, we recorded a one-time non-cash charge of approximately $2.1 million to income taxes to reflect the impact of this change. The change in deductibility will increase our effective tax rate slightly during the remainder of 2010. Our 2010 effective tax rate also increased due to the additional tax expense associated with the current year retiree health care accruals.

A December 2009 award from an arbitration panel ordered KCP&L to renegotiate with the IRS a previous $125 million advanced coal investment tax credit granted to our Iatan 2 plant. The IRS executed a revised memorandum of understanding (MOU) on September 7, 2010, which granted us our share, $17.7 million, of advanced coal investment tax credits in accordance with the arbitration panel’s order. We will utilize these credits to reduce our 2010 tax payments and 2010 tax liability and these are reflected as a reduction to accrued taxes. The tax credit will have no significant income statement impact as the credits will flow to our customers as we amortize the tax credits over the life of the plant.

On September 16, 2010, we received approximately $26.6 million from the SWPA as payment regarding the decrease in available head waters at our hydroelectric generating plant located on the White River at Ozark Beach, Missouri. Currently, we have increased our current liability for income taxes by $8.3 million in anticipation that we will pay income taxes on the $26.6 million award, but no impact to our revenues or net income has been recorded to date. However, we may ultimately defer payment of the taxes if we determine that certain sections of the Internal Revenue Code allow such treatment. See Note 12 of “Notes to Consolidated Financial Statements”.

As part of an agreement reached in our most recently completed Missouri electric rate case, effective September 10, 2010, we agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981-2008 and totaled approximately $11.1 million. We recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million in the first quarter of 2010. Amortization of the remaining regulatory tax asset will begin in 2012, which is also when we expect to be able to request rate recovery of the asset.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended September 30. Total AFUDC was flat for the twelve months ended September 30, 2010, as compared to the same period in 2009 while the three-month ended and nine-month ended totals decreased in 2010 reflecting the completion of Iatan 2 and the Plum Point Energy Station in August 2010. In addition, we decreased AFUDC by $0.6 million in the third quarter of 2010 for an AFUDC rate true up reflecting lower construction work in progress balances given the in service status of Iatan 2.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
($ in millions)	2010	2009	2010	2009	2010	2009
Allowance for equity funds used during construction	$0.8	$1.4	$4.5	$4.1	$6.6	$5.7
Allowance for borrowed funds used during construction	0.8	1.9	5.6	6.2	7.3	8.2
Total AFUDC	$1.6	$3.3	$10.1	$10.3	$13.9	$13.9

Total interest charges on long-term and short-term debt for the applicable periods ended September 30, are shown below. The decrease in long-term debt interest for the three-month and nine-month periods ended September 30, 2010, reflect the redemption of $48.3 million aggregate principal amount of our Senior Notes, 7.05% Series due 2022, which were redeemed on August 27,

2010, and replaced by $50 million principal amount 5.20% first mortgage bonds issued August 25, 2010, and the redemption of 6.5% first mortgage bonds on April 1, 2010, and the redemption of our 8.5% trust preferred securities on June 28, 2010, which were replaced by 4.65% first mortgage bonds issued May 28, 2010. The increase in long-term debt interest for the twelve months ended September 30, 2010, also reflects the interest on $75 million principal amount of first mortgage bonds we issued March 27, 2009. The decreases in short-term debt interest for all periods presented primarily reflect lower levels of borrowing.

	Interest Charges ($ in millions)
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2010	2009	Change*	2010	2009	Change*	2010	2009	Change*
Long-term debt interest	$10.8	$10.9	(1.4)%	$31.3	$31.4	(0.4)%	$42.0	$41.0	2.3%
Short-term debt interest	0.1	0.2	(41.2)	0.6	1.0	(38.4)	0.7	1.7	(57.2)
Trust preferred securities interest	—	1.1	(100.0)	2.1	3.2	(34.4)	3.2	4.3	(25.8)
Iatan 1 and 2 carrying charges	(0.8)	(0.3)	153.9	(1.9)	(0.9)	112.4	(2.4)	(0.9)	159.6
Other interest	0.2	0.1	13.7	0.6	0.5	35.3	0.8	0.8	12.1
Total interest charges	$10.3	$12.0	(14.4)	$32.7	$35.2	(7.0)	$44.3	$46.9	(5.4)

*Beginning in the second quarter of 2009, we deferred Iatan 1 carrying charges in accordance with our agreement with the MPSC that allows deferral of certain costs until the environmental upgrades to Iatan 1 are included in our rate base. We began deferring Iatan 2 carrying charges in the third quarter of 2010.

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

The following table sets forth information regarding rate increases since January 1, 2008:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri – Electric	October 29, 2009	$46,800,000	13.40%	September 10, 2010
Kansas – Electric	November 4, 2009	$2,800,000	12.4%	July 1, 2010
Missouri – Gas	June 5, 2009	$2,600,000	4.37%	April 1, 2010
Missouri – Electric	October 1, 2007	$22,040,395	6.70%	August 23, 2008

Electric Segment

Missouri

2010 Rate Case

On September 28, 2010, we filed a rate increase request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $36.5 million, or 9.2% to recover the Iatan 2 costs and other cost of service items not included in the 2009 Missouri rate case (see below).

2009 Rate Case

On October 29, 2009, we filed a request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $68.2 million, or 19.6%. This request was primarily designed to allow us to recover capital expenditures associated with environmental upgrades at Iatan 1 and our investment in new generating units at Iatan 2 and the Plum Point Generating Station. As a result of the delay in the Iatan 2 project, however, we agreed to not seek a permanent increase in this rate case for any costs associated with the Iatan 2 unit with the exception of that portion of the Iatan common plant needed to operate Iatan 1.

A stipulated agreement was filed on May 12, 2010, calling for an annual increase of $46.8 million, provided the Plum Point Generating Station met its in-service criteria by August 15, 2010. If the in-service criteria were not met by such date, a base rate increase of $33.1 million was stipulated. The Plum Point Generating Station completed its in-service criteria testing on August 12, 2010, with an in-service date of August 13, 2010, thus new rates, providing for the full increase of $46.8 million, were effective September 10, 2010. The $46.8 million authorized increase in annual revenues includes $36.8 million in base rate revenue and $10 million in regulatory amortization. The regulatory amortization, which is treated as additional book depreciation for rate-making purposes and is reflected in the financial statements, was granted to provide additional cash flow through rates. This regulatory amortization is related to our investments in facilities and environmental upgrades completed during the recent construction cycle. As agreed in our regulatory plan, we will use construction accounting for our Iatan 2 project. See Note 3 and Note 7 of “Notes to Consolidated Financial Statements.” We have also agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981 to 2008 and totaled approximately $11.1 million. We had previously recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million in the first quarter of 2010. Amortization of the remaining regulatory tax asset will begin in 2012, which is also when we expect to be able to request rate recovery of the asset. See Note 12 of “Notes to Consolidated Financial Statements”.

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

The order contains two components. The first component provides an addition to base rates of approximately $27.7 million. This increase in base rates was partially offset by a $5.7 million reduction to regulatory amortization, which is the second component to support certain credit metrics of the overall change in revenue authorized by the MPSC. Regulatory amortization provides us additional cash through rates during the current construction cycle. This construction, which is part of our long-range plan to ensure reliability, includes the facilities at the Riverton Power Plant and Iatan 2 Power Plant, as well as environmental improvements at the Asbury Power Plant and at

Iatan 1. The regulatory amortization as a result of this case was approximately $4.5 million annually and is recorded as depreciation expense.

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

On October 2, 2008, the OPC and intervenors Praxair, Inc. and Explorer Pipeline Company filed Petitions for Writ of Review with the Cole County Circuit Court. These actions were consolidated into one proceeding, briefs were filed and the Cole County Circuit Court heard oral arguments on September 29, 2009. The Cole County Circuit Court issued a ruling on December 31, 2009, affirming the Commission’s Report and Order. OPC, Praxair and Explorer Pipeline filed appeals with the Western District Court of Appeals. Explorer Pipeline was dismissed from the pending appeal on October 18, 2010.

2006 Rate Case

In December 2008, the OPC and intervenors Praxair, Inc. and Explorer Pipeline Company filed Petitions for Writ of Review with the Cole County Circuit Court challenging the tariffs resulting from our 2006 Missouri rate case that went into effect January 1, 2007. The Cole County Circuit Court issued a ruling on December 8, 2009, affirming the Commission’s Report and Order. OPC, Praxair and Explorer Pipeline filed appeals with the Western District Court of Appeals. On October 26, 2010, the Western District Court of Appeals affirmed the Commission’s Report and Order.

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

Oklahoma

On March 25, 2010, we requested a capital cost recovery rider (CCRR) at the Oklahoma Corporation Commission (OCC). The rider was designed to recover the carrying costs on our capital investment for generation, transmission and distribution assets that have been added to the system since our last Oklahoma general rate case (May 2003), as well as investments made on an ongoing basis. As requested, the operation of the CCRR would have increased our operating revenue by approximately $3 million, or approximately 33%, in Oklahoma in a series of three steps to be followed with a general rate case in 2011. On August 30, 2010, we were granted a two-phase Capital Reliability Rider (CRR) by the OCC. The first phase of the rider was put into place for Oklahoma customers for usage on and after September 1, 2010, and results in an overall annual base revenue increase of approximately $1.5 million, or 15.7%. The second phase involves a base revenue increase to be made effective after Iatan 2 goes into service, but not before March 1, 2011. The exact level of the phase 2 increase will be determined by the actual in-service cost of Iatan 2. In total, the CRR revenue has been specifically limited by the OCC to an overall annual revenue increase of $2.6 million, or 27.67% increase. We will file a general rate case within six months of the commercial operation date of Iatan 2 to replace the CRR with permanent rates.

Arkansas

On August 19, 2010, we filed a rate increase request with the Arkansas Public Service Commission (APSC) for an annual increase in base rates for our Arkansas electric customers in the amount of $3.2 million, or 27.3%, to recover costs associated with environmental upgrades at Iatan 1 and the Asbury Power Plant, and our investment in the new generating units Riverton Unit 12, Iatan 2 and the Plum Point Generating Station. We anticipate that any new rates approved by the APSC will become effective in the summer of 2011.

FERC

On March 12, 2010, we filed GFR tariffs with the FERC which we propose to be utilized for our wholesale customers. On May 28, 2010, the FERC issued an order that conditionally approved our GFR filing subject to refund effective June 1, 2010. On June 30, 2010, three of our on-system wholesale customers were granted intervention in the GFR rate case. Also on May 28, 2010, we filed a notice with the FERC requesting termination of the current bundled service agreements for our wholesale customers effective July 31, 2010. On July 28, 2010, the FERC issued an order accepting and suspending the proposed terminations for a nominal period to become effective July 31, 2010, subject to refund. The FERC’s order also consolidated the GFR and termination proceedings. On September 15, 2010, the parties agreed to a settlement in principle and are now working to finalize the terms of the settlement.

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

SPP Regional Transmission Development:  On August 15, 2008, the SPP filed with the FERC proposed revisions to its open access transmission pro forma tariff (OATT) to establish a process for including a “balanced portfolio” of economic transmission upgrades in the annual SPP Transmission Expansion Plan. The cost of such upgrades will be recovered through a regional rate allocated to SPP members based on their load ratio share within SPP’s market area of the balanced portfolio’s cost. On October 16, 2008, the FERC accepted the balanced portfolio approach, which sets forth the selection process of a group of projects and regional cost allocation rules based on projected benefits and allocated costs over a ten year period. The plan will be balanced if the portfolio is cost beneficial for each zone, including ours, within the SPP. A balanced portfolio could include projects below the 345 kv level (which is the bright line voltage level for projects to be included in the portfolio) to increase benefits to a particular zone to achieve balance of benefits and costs over the ten year study period. On April 28, 2009, the SPP RSC and the SPP BOD approved the first set of balanced portfolio extra high voltage transmission projects to be constructed within the SPP region. The transmission expansion projects, totaling over $840 million, include projects in Missouri, Kansas, Arkansas, Oklahoma, Nebraska and Texas. We anticipate this set of transmission expansion projects will provide long term benefits to our customers. While we do not project our allocated costs for the balanced portfolio projects to be material, we expect that the costs will be recoverable in future rates. Also on April 28, 2009, the SPP RSC and BOD approved a new report that recommended restructuring of the SPP’s regional planning processes, which would establish an integrated planning process for reliability, transmission service and economic transmission projects, based on a new set of planning principles that focus on the construction of a more robust transmission system large enough in both scale and geography to provide flexibility to meet SPP members’ and customers’ future needs. We will continue to actively participate in the development of these new processes as well as cost allocation and recovery issues with members, prospective customers and the state commission representatives to the SPP RSC.

On October 27, 2009, the SPP BOD endorsed a new transmission cost allocation method to replace the existing FERC accepted cost allocation method for new transmission facilities needed to continue to reliably and economically serve SPP customers, including ours, well into the future. On April 19, 2010, SPP filed revisions to its OATT to adopt a new highway/byway cost allocation methodology which require SPP BOD approved transmission projects of 300 kV or larger to be funded by the region at 100%, transmission projects between 100 kV and 300 kV to receive 33% regional funding with individual constructing zones to pay 67% of those projects built within the zone. For projects under 100kV, the constructing zones would pay 100% of the cost. On May 17, 2010, we filed a joint protest at the FERC with other SPP members based on our disagreement with the SPP on the allocation percentages and various other issues. On June 17, 2010, the FERC unconditionally approved the new highway/byway cost allocation method. We and other members of the SPP filed a Request for Rehearing on July 19, 2010. It is uncertain as to when or if the FERC will rule on our Request for Rehearing. To date, the SPP’s BOD has approved $1.4 billion in highway/byway projects to be constructed over the next several years. As these projects are constructed, we will be allocated a share of the costs of the projects pursuant to the FERC accepted cost allocation method. We expect that these costs will be recoverable in future rates as they are recognized in historical test periods.

In a related but separate filing, on May 17, 2010, the SPP filed revisions to its OATT to incorporate a modified transmission planning process, the Integrated Transmission Plan (ITP) that the SPP will use to determine its near and long term transmission needs to meet reliability and provide economic benefits throughout the SPP region. On June 7, 2010, we made a joint protest filing at the FERC regarding the ITP filing which expressed our concerns over the lack of explicit provisions in the SPP OATT to protect SPP customers from the approval of transmission projects that may not sufficiently benefit the SPP region. On July 15, 2010, the FERC issued an order conditionally accepting SPP proposed ITP planning process and tariff provisions to be effective on July 17, 2010, and ordered SPP to make a compliance filing by August 15, 2010, on the timing of ITP business practices and factors to be considered for changing the allocation of costs methods for dual winding high voltage transformers. We and the other parties to the SPP ITP jointly filed a formal Request for Rehearing at the FERC on the ITP order on August 13, 2010. On September 7, 2010, the FERC granted our Request For Rehearing to allow additional time for FERC’s further consideration.

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

On June 17, 2010, FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to amend the transmission planning and cost allocation requirements established in Order No. 890 to ensure that FERC-jurisdictional services are provided on a basis that is just, reasonable and not unduly discriminatory or preferential. With respect to transmission planning, FERC said that the proposed rule would: (1) provide that local and regional transmission planning processes account for transmission needs driven by public policy requirements established by state or federal laws or regulations; (2) improve coordination between neighboring transmission planning regions with respect to interregional facilities; and (3) remove from FERC-approved tariffs or agreements a right of first refusal created by those documents that provides an incumbent transmission provider with an undue advantage over a non-incumbent transmission developer. Neither incumbent nor non-incumbent transmission facility developers should, as a result of a FERC-approved tariff or agreement, receive different treatment in a regional transmission planning process, FERC contended. Further, both should share similar benefits and obligations commensurate with that participation, including the right, consistent with state or local laws or regulations, to construct and own a facility that it sponsors in a regional transmission planning process and that is selected for inclusion in the regional transmission plan. With respect to cost allocation, the proposed rule would establish a closer link between transmission planning processes and cost allocation and would require cost allocation methods for intraregional and interregional transmission facilities to satisfy newly established cost allocation principles. We participated in the development of comments by the SPP RTO which were filed at FERC on September 29, 2010. We will continue to monitor the NOPR as it may affect our existing rights to construct transmission facilities in our service territory as well as high voltage transmission expansion and cost allocation that will affect our cost of delivery service to our customers.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs and other factors. The following table provides a summary of our operating, investing and financing activities for the periods shown below:

Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2010	2009
Cash provided by/(used in):
Operating activities	$103.7	$106.9
Investing activities	(81.0)	(116.5)
Financing activities	(13.6)	12.8
Net change in cash and cash equivalents	$9.1	$3.2

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

Period-over-period changes in our operating cash flows are attributable primarily to working capital changes resulting from the impact of weather, the timing of customer collections, payments for natural gas and coal purchases and the effects of deferred fuel recoveries. The increase in natural gas prices directly impacts the cost of gas stored in inventory. In the third quarter of 2010, we also received a $26.6 million SWPA payment which positively impacted operating cash flows.

Nine Months Ended September 30, 2010 Compared to 2009.  During the nine months ended September 30, 2010, our net cash flow provided from operating activities was $103.7 million, a decrease of $3.1 million or 2.9% from 2009. This decrease was primarily a result of:

•                  Draw down of the commodity risk management margin accounts through settlement of hedged positions in 2009 - $(7.6) million.

•                  Changes in seasonal levels of inventory, including the effect of building coal inventories at Plum Point and Iatan 2 - $(6.6) million.

•                  Pension contribution — $(5.7) million

•                  Changes in receivables due to seasonal levels of trade accounts receivable and unbilled revenues, offset by insurance proceeds received from the 2009 State Line generator failure - $(9.5) million.

•                  Changes in accrued interest and accrued taxes — $(9.0).

•                  Changes in prepaid expenses and deferred charges primarily related to changes in deferred fuel costs and non-cash construction accounting - $(9.1) million.

•                  One-time payment from SWPA for future minimum flow decreases at Ozark Beach hydro plant - $26.6 million.

•                  Changes in deferred income tax and investment tax credits, primarily the granting of $17.7 million of advanced coal investment tax credits resulting from a revised MOU from the IRS - $12.6 million

•                  Changes in net income - $5.6 million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $35.5 million during the nine months ended September 30, 2010, as compared to the same period in 2009

Our capital expenditures incurred totaled approximately $78.9 million during the nine months ended September 30, 2010, compared to $120.8 million for the nine months ended September 30, 2009. The decrease was primarily the result of a decrease in electric plant additions and replacements, storm expenditures and new generation construction in 2010.

A breakdown of the capital expenditures for the nine months ended September 30, 2010 and 2009 is as follows:

	Capital Expenditures
(in millions)	2010	2009
Distribution and transmission system additions	$25.1	$24.9
New Generation — Plum Point Energy Station	6.6	13.3
New Generation — Iatan 2	38.3	49.3
Storms	0.1	6.5
Additions and replacements — electric plant	5.0	25.8
Gas segment additions and replacements	1.4	1.5
Transportation	1.0	1.3
Other (including retirements and salvage -net) (1)	(0.9)	(2.8)
Subtotal	76.6	119.8
Non-regulated capital expenditures (primarily fiber optics)	2.3	1.0
Subtotal capital expenditures incurred (2)	78.9	120.8
Adjusted for capital expenditures payable (3)	2.2	3.7
Total cash outlay	$81.1	$117.1

(1) Other includes equity AFUDC of $(4.5) million and $(4.1) million for 2010 and 2009, respectively.

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

100% of our cash requirements for capital expenditures during the third quarter of 2010 were satisfied internally from operations (funds provided by operating activities less dividends paid).

We estimate that our capital expenditures for the remainder of 2010 will be approximately $29.1 million and for 2011 and 2012 will be approximately $106.3 million and $127.5 million, respectively, excluding AFUDC. We estimate that internally generated funds will provide none of the funds required for the remainder of our budgeted 2010 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows provided by financing activities decreased $26.4 million during the first nine months of 2010 as compared to the same period in 2009, resulting in $13.6 million in net cash used in financing activities.

On August 25, 2010, we issued $50 million principal amount of 5.20% first mortgage bonds due September 1, 2040. The net proceeds (after payment of expenses) of approximately $49.1 million were used to redeem $48.3 million aggregate principal amount of our Senior Notes, 7.05% Series due 2022 on August 27, 2010.

On May 28, 2010, we issued $100 million principal amount of 4.65% first mortgage bonds due June 1, 2020. The net proceeds (after payment of expenses) of approximately $98.8 million, were used to redeem all 2 million outstanding shares of our 8.5% trust preferred securities, totaling $50 million, on June 28, 2010, and to repay short-term debt which was incurred, in part, to fund the repayment, at maturity, of our 6.5% first mortgage bonds due 2010.

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

We had $19 million in short-term debt as of September 30, 2010, versus $44 million as of September 30, 2009.

On March 27, 2009, we issued $75 million principal amount of 7% first mortgage bonds due April 1, 2024. The net proceeds (after payment of expenses) of approximately $72.6 million were used to repay short-term debt incurred, in part, to fund our current construction program.

We have a $400 million shelf registration statement with the SEC, which became effective on August 15, 2008, covering our common stock, unsecured debt securities, preference stock, first mortgage bonds and trust preferred securities. As of September 30, 2010, $55 million remains available for issuance under this shelf registration statement. Of the original $400 million, $250 million was available for first mortgage bonds, of which $25 million remains available. We expect to file a new shelf registration statement in the near future to replace this existing one and plan to use a portion of the proceeds from issuances under this shelf (and any new shelf) to fund a portion of the capital expenditures for our new generation projects and to refinance long-term debt.

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

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness (which does not include our trust preferred securities) to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges (which includes interest on the trust preferred securities) for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2010, we are in compliance with these ratios. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2010. However, $19.0 million was used to back up our outstanding commercial paper.

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

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2010, would permit us to issue approximately $346.3 million of new first mortgage bonds based on this test with an assumed interest rate of 6.0%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At September 30, 2010, we had retired bonds and net property additions which would enable the issuance of at least $624.4 million principal amount of bonds if the annual interest requirements are met. As of September 30, 2010, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of September 30, 2010, this test would allow us to issue approximately $5.7 million principal amount of new first mortgage bonds.

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

CONTRACTUAL OBLIGATIONS

Material changes to our contractual obligations at September 30, 2010, compared to December 31, 2009 consist of the following:

•                  We issued $100 million principal amount of 4.65% first mortgage bonds on May 28, 2010, which are due June 1, 2020 and require semi-annual interest payments of $2.3 million. Funds from this offering were used in part to refinance $50 million of 8.5% Trust Preferred Securities on June 28, 2010, that were originally due 2031 and required quarterly interest payments totaling $4.3 million each year. The proceeds were also used to repay short-term debt which was incurred, in part, to fund the repayment of $50 million of 6.5% first mortgage bonds which matured April 1, 2010.

•                  We also entered into a contract in the second quarter of 2010 for the transportation of coal beginning June 30, 2010, which replaced a contract that expired June 29, 2010. The contract term is for six and one-half years and the minimum payments total approximately $91.9 million over the term of the contract. Minimum payments under this contract are as follows:

2010 - $7.9 million
2011-2012 - $28.0 million
2013-2014 - $28.0 million
2015 and thereafter - $28.0 million

•                  In the third quarter, we issued $50 million principal amount of 5.20% first mortgage bonds on August 25, 2010, which are due September 1, 2040, and require semi-annual interest payments of $1.3 million. Funds from this offering were used to redeem $48.3 million of 7.05% Series Senior Notes that were due in 2022 which required quarterly interest payments of $0.9 million.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of September 30, 2010, our retained earnings balance was $10.3 million, compared to $10.1 million as of December 31, 2009, after paying out $38.7 million in dividends during the first nine months of 2010. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price. On October 28, 2010, the Board of Directors declared a quarterly dividend of $0.32 per share on common stock payable December 15, 2010, to holders of record as of December 1, 2010.

Our diluted earnings per share were $0.97 for the nine months ended September 30, 2010, and were $1.18 and $1.17 for the years ended December 31, 2009 and 2008, respectively. Dividends paid per share were $0.96 for the nine months ended September 30, 2010, and $1.28 for each of the years ended December 31, 2009 and 2008.

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

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the sum of $10.75 million and the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. On March 11, 2008, we amended the EDE Mortgage in order to provide us with more flexibility to pay dividends to our shareholders by increasing the basket available to pay dividends by $10.75 million, as described above. As of September 30, 2010, this restriction did not prevent us from issuing dividends.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K for the year ended December 31, 2009 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2010.

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

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of October 22, 2010, 55%, or 0.7 million Dths, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2010 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at September 30, 2010, our natural gas cost would increase by approximately $0.5 million based on our September 30, 2010, total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms. We have a fuel cost recovery mechanism in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of September 30, 2010, we have 1.8 million Dths in storage on the three pipelines that serve our customers. This represents 88% of our storage capacity. Our long-term hedge strategy is to mitigate price volatility for our customers by hedging a minimum of 50% of the current year, up to 50% of the second year and up to 20% of third year expected gas usage by the beginning of the ACA year at September 1. However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at September 30, 2010 and December 31, 2009. There were no margin deposit liabilities at these dates.

(in millions)	September 30, 2010	December 31, 2009
Margin deposit assets	$3.6	$2.9

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at September 30, 2010, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$18.5
Net unrealized mark-to-market losses for financial natural gas contracts	5.1
Net credit exposure	$23.6

The $5.1 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $5.1 million that our counterparties are exposed to Empire for unrealized losses and there are no unrealized gains from our counterparties. We are holding no collateral from any counterparty since we are below the $10 million mark-to-market collateral threshold in our agreements. As noted above, as of September 30, 2010, we have $3.6 million on deposit for NYMEX contract exposure to Empire, of which $3.5 million represents our collateral requirement. In addition, if NYMEX gas prices decreased 25% from their September 30, 2010, levels, we would be required to post an additional $3.4 million in collateral. If these prices increased 25%, our collateral requirement would decrease $1.8 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

For the twelve months ended September 30, 2010, our ratio of earnings to fixed charges was 2.53x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(4) Thirty-Sixth Supplemental Indenture, dated as of August 25, 2010, to the Indenture of Mortgage and Deed of Trust dated as of September 1, 1944, as amended and supplemented, among the Company, The Bank of New York Mellon Trust Company, N.A. and UMB Bank & Trust, N.A. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 25, 2010, and filed August 26, 2010, File No. 1-3368).

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

November 8, 2010