Form 10-Q
period 2011-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2011-11-07
CIK 32689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011 or

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

As of November 1, 2011, 41,975,818 shares of common stock were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30
	2011	2010
	(000’s except per share amounts)
Operating revenues:
Electric	$157,118	$146,620
Gas	5,052	5,403
Water	501	508
Other	1,613	1,555
	164,284	154,086
Operating revenue deductions:
Fuel and purchased power	54,316	57,286
Cost of natural gas sold and transported	1,225	1,554
Regulated operating expenses	23,299	20,309
Other operating expenses	507	481
Maintenance and repairs	9,891	8,722
Depreciation and amortization	14,757	14,622
Provision for income taxes	15,672	11,934
Other taxes	8,167	7,305
	127,834	122,213

Operating income	36,450	31,873
Other income and (deductions):
Allowance for equity funds used during construction	82	840
Interest income	29	30
Benefit for other income taxes	20	14
Other — non-operating expense, net	(522)	(245)
	(391)	639
Interest charges:
Long-term debt	10,654	10,757
Short-term debt	23	114
Allowance for borrowed funds used during construction	(77)	(771)
Other	275	(569)
	10,875	9,531

Net income	$25,184	$22,981

Weighted average number of common shares outstanding - basic	41,951	41,404

Weighted average number of common shares outstanding - diluted	41,984	41,448

Total earnings per weighted average share of common stock — basic	$0.60	$0.56
Total earnings per weighted average share of common stock — diluted	$0.60	$0.55
Dividends per share of common stock	$0.00	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	(000’s except per share amounts)
Operating revenues:
Electric	$404,955	$366,469
Gas	33,344	36,480
Water	1,353	1,377
Other	4,453	4,136
	444,105	408,462
Operating revenue deductions:
Fuel and purchased power	155,761	152,225
Cost of natural gas sold and transported	15,977	18,929
Regulated operating expenses	62,100	58,497
Other operating expenses	1,630	1,448
Maintenance and repairs	29,673	26,129
Depreciation and amortization	48,978	41,394
Provision for income taxes	28,529	26,263
Other taxes	24,026	21,347
	366,674	346,232

Operating income	77,431	62,230
Other income and (deductions):
Allowance for equity funds used during construction	152	4,493
Interest income	68	152
Benefit/(provision) for other income taxes	53	(78)
Other — non-operating expense, net	(981)	(747)
	(708)	3,820
Interest charges:
Long-term debt	31,927	31,325
Trust preferred securities	—	2,090
Short-term debt	69	604
Allowance for borrowed funds used during construction	(158)	(5,616)
Other	(1,396)	(1,289)
	30,442	27,114

Net income	$46,281	$38,936

Weighted average number of common shares outstanding - basic	41,810	40,220

Weighted average number of common shares outstanding - diluted	41,846	40,253

Total earnings per weighted average share of common stock — basic and diluted	$1.11	$0.97
Dividends per share of common stock	$0.64	$0.96

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	September 30,
	2011	2010
	(000’s except per share amounts)
Operating revenues:
Electric	$521,397	$469,103
Gas	47,750	52,993
Water	1,780	1,808
Other	5,992	5,427
	576,919	529,331
Operating revenue deductions:
Fuel and purchased power	202,835	197,783
Cost of natural gas sold and transported	23,662	28,978
Regulated operating expenses	82,895	77,152
Other operating expenses	2,131	1,962
Maintenance and repairs	40,315	34,343
Depreciation and amortization	66,240	54,441
Provision for income taxes	32,737	29,379
Other taxes	30,408	26,927
	481,223	450,965

Operating income	95,696	78,366
Other income and (deductions):
Allowance for equity funds used during construction	197	6,636
Interest income	93	189
Benefit/(provision) for other income taxes	67	(310)
Other — non-operating expense, net	(1,273)	(1,030)
	(916)	5,485
Interest charges:
Long-term debt	42,561	41,951
Trust preferred securities	—	3,152
Short-term debt	96	748
Allowance for borrowed funds used during construction	(177)	(7,326)
Other	(2,440)	(1,537)
	40,040	36,988
Net income	$54,740	$46,863

Weighted average number of common shares outstanding — basic	41,734	39,300
Weighted average number of common shares outstanding — diluted	41,771	39,329

Total earnings per weighted average share of common stock — basic and diluted	$1.31	$1.19
Dividends per share of common stock	$0.96	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2011	2010
	($-000’s)

Net income	$25,184	$22,981
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	4,864
Net change in fair market value of derivative contracts for period	—	(1,934)
Income taxes	—	(1,116)

Comprehensive income	$25,184	$24,795

	Nine Months Ended
	September 30,
	2011	2010
	($-000’s)

Net income	$46,281	$38,936
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	5,814
Net change in fair market value of derivative contracts for period	—	(7,258)
Income taxes	—	550

Comprehensive income	$46,281	$38,042

	Twelve Months Ended
	September 30,
	2011	2010
	($-000’s)

Net income	$54,740	$46,863
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	6,703
Net change in fair market value of derivative contracts for period	896	(9,278)
Income taxes	(341)	981

Comprehensive income	$55,295	$45,269

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,044,092	$2,001,142
Natural gas	64,986	63,581
Water	11,444	11,128
Other	34,423	32,264
Construction work in progress	26,612	9,337
	2,181,557	2,117,452
Accumulated depreciation and amortization	629,997	598,363
	1,551,560	1,519,089

Current assets:
Cash and cash equivalents	8,796	14,499
Accounts receivable — trade, net	51,914	41,380
Accrued unbilled revenues	10,788	23,595
Accounts receivable — other	23,098	25,445
Fuel, materials and supplies	56,898	45,557
Prepaid expenses and other	7,396	5,688
Regulatory assets	8,770	4,974
	167,660	161,138

Noncurrent assets and deferred charges:
Regulatory assets	191,484	189,404
Goodwill	39,492	39,492
Unamortized debt issuance costs	9,535	9,257
Other	4,656	2,931
	245,167	241,084
Total Assets	$1,964,387	$1,921,311

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2011	December 31, 2010
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 41,955,716 and 41,576,869 shares issued and outstanding, respectively	$41,956	$41,577
Capital in excess of par value	617,593	610,579
Retained earnings	25,017	5,468
Total common stockholders’ equity	684,566	657,624

Long-term debt (net of current portion):
Obligations under capital lease	4,811	4,995
First mortgage bonds and secured debt	488,102	488,577
Unsecured debt	199,554	199,500
Total long-term debt	692,467	693,072
Total long-term debt and common stockholders’ equity	1,377,033	1,350,696

Current liabilities:
Accounts payable and accrued liabilities	56,879	58,820
Current maturities of long-term debt	923	881
Short-term debt	4,000	24,000
Customer deposits	11,192	11,061
Interest accrued	12,126	6,004
Other current liabilities	1,181	578
Unrealized loss in fair value of derivative contracts	3,402	760
Taxes accrued	14,046	3,935
Regulatory liabilities	120	1,243
	103,869	107,282
Commitments and contingencies (Note 7)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	124,444	87,579
Deferred income taxes	247,671	212,003
Unamortized investment tax credits	19,296	19,597
Pension and other postretirement benefit obligations	67,329	93,405
Unrealized loss in fair value of derivative contracts	2,985	3,564
Other	21,760	47,185
	483,485	463,333
Total Capitalization and Liabilities	$1,964,387	$1,921,311

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	($-000’s)
Operating activities:
Net income	$46,281	$38,936
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	61,902	49,644
Pension and other postretirement benefit costs, net of contribution	(21,085)	(3,927)
Deferred income taxes and unamortized investment tax credit, net	35,477	24,225
Allowance for equity funds used during construction	(152)	(4,493)
Stock compensation expense	1,565	2,355
Non-cash (gain)/loss on derivatives	(70)	1,853
Other	387	—
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	4,690	(9,274)
Fuel, materials and supplies	(11,341)	(3,491)
Prepaid expenses, other current assets and deferred charges	(23,596)	(15,733)
Accounts payable and accrued liabilities	(8,622)	(20,976)
Interest, taxes accrued and customer deposits	16,364	18,393
Other liabilities and other deferred credits	4,338	(613)
Accumulated provision — rate refunds	603	271
SWPA minimum flows payment	—	26,564

Net cash provided by operating activities	106,741	103,734

Investing activities:
Capital expenditures — regulated	(66,927)	(78,695)
Capital expenditures and other investments — non-regulated	(2,838)	(2,360)

Net cash used in investing activities	(69,765)	(81,055)

Financing activities:
Proceeds from first mortgage bonds, net	—	149,635
Debt financing costs	(854)	—
Long-term debt issuance costs	—	(1,733)
Proceeds from issuance of common stock, net of issuance costs	5,584	58,139
Repayment of first mortgage bonds	—	(50,000)
Redemption of trust preferred securities	—	(50,000)
Redemption of senior notes	—	(48,304)
Net short-term debt repayments	(20,000)	(31,500)
Dividends	(26,732)	(38,712)
Other	(677)	(1,136)

Net cash used in financing activities	(42,679)	(13,611)

Net (decrease)/increase in cash and cash equivalents	(5,703)	9,068

Cash and cash equivalents at beginning of period	14,499	5,620

Cash and cash equivalents at end of period	$8,796	$14,688

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

Note 2 - Recently Issued and Proposed Accounting Standards

Fair Value:  In May 2011, the Financial Accounting Standards Board (FASB) amended the guidance governing fair value measurements and disclosure requirements. The revised guidance is intended to result in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The revised guidance changes the wording used to describe some of the requirements in U.S. GAAP. Additionally, some of the revisions clarify the FASB’s intent for the application of the guidance. The revised guidance will be applicable for interim and annual periods beginning after December 15, 2011. The application of this standard will not have a material impact on our results of operations, financial position or liquidity.

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

Goodwill impairment: In September 2011, the FASB amended the guidance governing goodwill impairment testing. Under the revised guidance an entity will be permitted to complete a qualitative analysis to determine if further impairment testing is necessary. The standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The application of this standard will not have a material impact on our results of operations, financial position or liquidity.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding recently issued and proposed accounting standards.

Note 3— Regulatory Matters

Construction Accounting. The Missouri Public Service Commission (MPSC) approved a regulatory plan in 2005, allowing construction accounting. Construction accounting, for the purposes of this regulatory plan, was specific to Iatan 1 and Iatan 2 and allowed us to defer certain charges as regulatory assets. These deferred charges included depreciation, operations and maintenance and carrying costs related to operation of the facilities until the facilities were ultimately included in our rates. The regulatory plan also required us to continue to defer the fuel and purchased power expense impacts of Iatan 2, which were approximately $8.3 million as of September 30, 2011 and are recorded in Non-Current Regulatory Liabilities. Construction accounting began for Iatan 2 in August 2010 when it met its in-service criteria on August 26, 2010. In addition, in our 2009 Missouri rate case, construction accounting was approved for Plum Point, which met its in-service criteria on August 13, 2010. Construction accounting for Plum Point applied only to construction costs incurred subsequent to February 28, 2010. All of these deferrals began at the in-service dates and are to be amortized at the weighted average of the current depreciation rates for these plants once they were included in our rates, which for Iatan 2 and Plum Point was on June 15, 2011, the effective date of rates for our recently completed Missouri rate case. The amortization of the deferred Iatan 1 costs began in September 2010.

As part of a stipulated agreement in our 2009 Kansas rate case, approved by the KCC on June 25, 2010, we also defer depreciation and operating and maintenance expense on both Plum Point and Iatan 2 from their respective in-service dates until the effective date for rates from the next Kansas case, which was filed on June 17, 2011 as an abbreviated case. These deferrals will be recovered over a 3-5 year period as determined in the next case. (See Note 7 for additional details).

Rate base inclusion or amortizable lives for some of our regulatory assets and liabilities have been modified since December 31, 2010. As a result of our recently completed Missouri rate case, a tracking mechanism has been created to track the 2010 Southwest Power Administration (SWPA) payment and associated taxes (see Note 12). The Missouri jurisdictional portion of the payment will be amortized over ten years and reflected as a reduction to fuel expense. The Arkansas jurisdictional portion of the 2010 SWPA payment will be amortized on a straight-line basis over a 50 year period and reflected in the fuel adjustment clause. A tracking mechanism was also created related to the Plum Point, Iatan 2 and Iatan common plant operating expenses. The tracker is to exclude consumables and SO2 allowances which are recovered through the fuel adjustment clause. A regulatory asset or liability will be recorded for the difference between the Missouri jurisdictional portion of actual expenses and the annual recovery allowance with a corresponding charge or credit to regulated operating expense.

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	September 30, 2011	December 31, 2010
Regulatory Assets:
Under recovered electric fuel and purchased power costs — current	$8,770	$4,974
Regulatory assets, current(1)	8,770	4,974
Pension and other postretirement benefits(2)	85,700	92,192
Income taxes	49,707	50,188
Unamortized loss on reacquired debt	11,982	13,099
Deferred operating and maintenance expenses	442	—
Unamortized loss on interest rate derivative	1,541	1,776
Asbury five-year maintenance	606	948
Storm costs(3)	5,440	7,733
Deferred construction accounting costs(4)	17,012	10,521
Asset retirement obligation	3,532	3,412
Under recovered electric fuel and purchased gas costs	1,069	—
Under recovered purchased gas costs — gas segment	1,159	439
Unsettled derivative losses — electric segment	4,505	3,166
Customer programs	3,205	2,119
System reliability — vegetation management	4,871	3,338
Other	713	473
Regulatory assets, long-term	191,484	189,404
Total	$200,254	$194,378

	September 30, 2011	December 31, 2010
Regulatory Liabilities:
Over recovered purchased gas costs — gas segment - current	$120	$1,243
Regulatory liabilities, current(1)	120	1,243
Cost of removal	70,932	62,756
SWPA payment for Ozark Beach lost generation	25,689	—
Income taxes	12,344	12,715
Unamortized gain on interest rate derivative	3,754	3,881
Pension and other postretirement benefits(5)	3,210	4,604
Deferred construction accounting costs — fuel	8,340	3,126
Over recovered electric fuel and purchased power costs	175	155
Other	—	342
Regulatory liabilities, long-term	124,444	87,579
Total	$124,564	$88,822

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

(3)  Primarily reflects ice storm costs incurred in 2007.

(4)	Balances as of September 30, 2011	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
	Iatan 1	$2,738	1,368	1,657	$5,763
	Iatan 2	$3,908	4,244	2,689	$10,841
	Plum Point	$65	207	136	$408
	Total				$17,012

	Balances as of December 31, 2010	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
	Iatan 1	$2,779	1,388	1,682	$5,849
	Iatan 2	$1,770	1,643	1,111	$4,524
	Plum Point	$33	70	45	$148
	Total				$10,521

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

As of September 30, 2011 and December 31, 2010, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		September 30,	December 31,
ASSET DERIVATIVES		2011	2010
Non-designated hedging instruments due to regulatory accounting	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$—	$39
	Non-current assets and deferred charges	—	117

Natural gas contracts, electric segment	Current assets	—	—
	Non-current assets and deferred charges	—	77
Total derivatives assets		$—	$233

		September 30,	December 31,
LIABILITY DERIVATIVES		2011	2010
Non-designated hedging instruments due to regulatory accounting	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$469	$252
	Non-current liabilities and deferred credits	73	2

Natural gas contracts, electric segment	Current liabilities	2,933	508
	Non-current liabilities and deferred credits	2,912	3,562
Total derivatives liabilities		$6,387	$4,324

Electric

At September 30, 2011, approximately $2.9 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

The following tables set forth the actual pre-tax gains/(losses) and the mark to market effect of unsettled positions from the qualified portion of our hedging activities for settled contracts for the electric segment for each of the periods ended September 30, (in thousands):

Derivatives in Cash Flow Hedging	Income Statement Classification of	Amount of Gain / (Loss) Reclassed from OCI into Income (Effective portion)
Relationships -	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2011	2010	2011	2010	2011	2010
Commodity contracts	Fuel and purchased power expense	$—	$(4,864)	$—	$(5,814)	$—	$(6,703)

Total Effective — Electric Segment		$—	$(4,864)	$—	$(5,814)	$—	$(6,703)

Derivatives in Cash Flow Hedging	Statement of	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective portion)
Relationships -	Comprehensive	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Income	2011	2010	2011	2010	2011	2010
Commodity contracts	Net change in fair value	$—	$(1,934)	$—	$(7,258)	$(896)	$(9,278)

Total Effective — Electric Segment		$—	$(1,934)	$—	$(7,258)	$(896)	$(9,278)

There were no “mark-to-market” pre-tax gains/(losses) from ineffective portions of our hedging activities for the electric segment for the periods ended September 30, 2011 and 2010, respectively.

In accordance with the Missouri fuel adjustment clause discussed above, the recoverable portion of any gain or loss is recorded in a regulatory asset or liability account. The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended September 30, (in thousands):

Non-Designated Hedging Instruments - Due to	Balance Sheet Classification of	Amount of (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivatives	2011	2010	2011	2010	2011	2010
Commodity contracts	Regulatory (assets)/liabilities	$(2,022)	$(1,646)	$(2,758)	$(3,384)	$(3,165)	$(3,840)

Total Electric Segment		$(2,022)	$(1,646)	$(2,758)	$(3,384)	$(3,165)	$(3,840)

Non-Designated Hedging Instruments - Due to	Statement of Operations Classification of	Amount of (Loss) Recognized in Income
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivatives	2011	2010	2011	2010	2011	2010
Commodity contracts	Fuel and purchased power expense	$(966)	$(363)	$(1,358)	$(760)	$(1,441)	$(859)

Total Electric Segment		$(966)	$(363)	$(1,358)	$(760)	$(1,441)	$(859)

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

As of October 21, 2011, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2011 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

Dth Hedged

Year	% Hedged	Physical	Financial	Average Price
Remainder 2011	44%	327,500	—	$7.085
2012	60%	2,325,000	1,420,000	$6.618
2013	41%	2,020,000	1,440,000	$6.079
2014	20%	460,000	1,120,000	$5.607
2015	7%	—	700,000	$5.562

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

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of September 30, 2011, we had 1.5 million Dths in storage on the three pipelines that serve our customers. This represents 76% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of September 30, 2011.

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	790,000	222,200	1,532,769	70%
Second	Up to 50%	310,000	—	—	7%
Third	Up to 20%	—	—	—	—%
Total		1,100,000	222,200	1,532,769

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

Non-Designated Hedging	Balance Sheet Classification of	Amount of (Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivatives	2011	2010	2011	2010	2011	2010
Commodity contracts	Regulatory (assets)/liabilities	$(572)	$(602)	$(842)	$(781)	$(688)	$(283)

Total - Gas Segment		$(572)	$(602)	$(842)	$(781)	$(688)	$(283)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on September 30, 2011, is $1.2 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2011, we would have been required to post $1.2 million of collateral with the counterparty.

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

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of September 30, 2011 and December 31, 2010.

($ in 000’s)

		Fair Value Measurements at Reporting Date Using
Description	Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		September 30, 2011
Net derivative liabilities*	$(6,387)	$(6,387)	$—	$—

		December 31, 2010
Net derivative liabilities*	$(4,091)	$(4,091)	$—	$—

*The only recurring measurements are derivative commodity contracts. Therefore, assets and liabilities are netted together in the table above.

The following table presents the change in net fair value of our Level 3 assets/liabilities during the twelve months ended September 30, 2011 and 2010. There were no Level 3 assets/liabilities for the three and six months ended September 30, 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — 12 Months Ended

	2011	2010
	Derivatives Commodity	Derivatives Commodity
($ in 000’s)	Contracts(1)	Contracts(1)
Beginning Balance, October 1,	$—	$3,237
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in comprehensive income		—
Purchases, issuances, and settlements	—	—
Transfers out of Level 3(2) (3)		(3,237)
Ending Balance, September 30,	$—	$—
Changes in unrealized gains relating to assets still held at reporting date	$—	$—

(1) Net derivatives at September 30, 2011 and 2010 included no derivative assets or derivative liabilities.

(2) Transferred from Level 3 to Level 1 due to an increase in availability of observable market data and increased market liquidity for these derivatives.

(3) The company’s policy is to recognize transfers in and out of a level as of the end of the period.

Long-Term Debt

The carrying amount of our total debt exclusive of capital leases at September 30, 2011, was $688 million compared to a fair market value of approximately $746 million. These estimates were based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of September 30, 2011, or that will be realizable in the future.

Note 6— Financing

On January 28, 2011, we filed a $400 million shelf registration statement with the SEC covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. This shelf registration statement became effective on February 7, 2011. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250 million of such securities in the form of first mortgage bonds. We plan to use proceeds under this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs during the three-year effective period.

On January 26, 2010, we entered into the Second Amended and Restated Unsecured Credit Agreement which amended and restated our unsecured $150 million revolving credit facility. This agreement extended the termination date of the revolving credit facility from July 15, 2010 to January 26, 2013.

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios would result in an event of default under the credit facility and would prohibit us from borrowing funds thereunder. As of September 30, 2011, we are in compliance with these ratios. Our total indebtedness is 50.5% of our total capitalization as of September 30, 2011 and our EBITDA is 5.25 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2011. However, $4.0 million was used to back up our outstanding commercial paper.

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

On May 22, 2009, a suit was filed in the Circuit Court of Platte County Missouri by several individuals and Class Representatives alleging damages to land, structures, equipment and devastation of Plaintiff crops due to inappropriate management of the levee system around the Iatan Generating Station, of which we are a 12% owner. This matter was set for trial beginning November 7, 2011, but has now been rescheduled for March 14, 2012. We are unable to predict the outcome of the law suit or estimate the amount of damages, if any.

On March 12, 2010, we filed Generation Formula Rate (GFR) tariffs with the Federal Energy Regulatory Commission (FERC) which we propose to be utilized for our wholesale customers. On May 28, 2010, the FERC issued an order that conditionally approved our GFR filing subject to refund effective June 1, 2010. On June 30, 2010, three of our on-system wholesale customers were granted intervention in the GFR rate case. On September 15, 2010, the parties agreed to a settlement in principle and on May 24, 2011, we, the Missouri Public Utility Alliance and the cities of Monett, Mt. Vernon and Lockwood, Missouri filed a Settlement Agreement and Offer of Settlement with the FERC. We expect to refund approximately $1.2 million as a result of this settlement.

Coal, Natural Gas and Transportation Contracts

(in millions)	Firm physical gas and transportation contracts	Coal and coal transportation contracts

October 1, 2011 through December 31, 2011	$10.4	$8.6
January 1, 2012 through December 31, 2013	56.9	56.6
January 1, 2014 through December 31, 2015	29.4	36.4
January 1, 2016 and beyond	25.8	15.7

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

We have a long-term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a 665-megawatt, coal-fired generating facility operated by North America Energy Services near Osceola, Arkansas which met its in-service criteria on August 13, 2010. We began receiving purchased power on September 1, 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. Commitments under this contract total approximately $37.3 million through August 30, 2015.

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

New Construction

We purchased an undivided ownership interest in the coal-fired Iatan 2 generating facility operated by Kansas City Power & Light Company (KCP&L) and located at the site of the existing Iatan Generating Station (Iatan 1) near Weston, Missouri. We own 12%, or approximately 102 megawatts, of the 850-megawatt unit, which met its in-service criteria on August 26, 2010 and entered commercial operation on December 31, 2010. Our share of the Iatan 2 construction costs is expected to be in a range of approximately $237 million to $240 million, excluding AFUDC. Our share of the Iatan 2 costs through September 30, 2011 was $232.6 million plus AFUDC of $19.1 million. KCP&L project management expects that project closeout will be substantially complete by the end of the second quarter of 2012. These construction costs will be subject to prudency reviews by our regulators. We have requested or been granted recovery with respect to certain of these costs as set forth in the following section.

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

On August 19, 2010, we filed a rate increase request with the Arkansas Public Service Commission (APSC) for an annual increase in base rates for our Arkansas electric customers in the amount of $3.2 million, or 27.3%. On February 2, 2011 we entered into a unanimous settlement agreement with the parties involved. The settlement included a general rate increase of $2.1 million, or 19%. The APSC approved the settlement on April 12, 2011 with the new rates effective April 13, 2011.

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

SO2 Emissions

The CAA regulates the amount of SO2 an affected unit can emit. Currently SO2 emissions are limited by the Title IV Acid Rain Program and the Clean Air Interstate Rule (CAIR). In 2012, CAIR will be replaced by the Cross-State Air Pollution Rule (CSAPR- formerly the Clean Air Transport Rule) however, the Title IV Acid Rain Program will still remain in effect.

The Power Plant Mercury and Air Toxics Standards Rule (Toxics Rule), discussed below, is expected to be issued December 16, 2011 and will affect SO2 emission rates at our facilities. In addition, the compliance date for existing sources with the revised SO2 National Ambient Air Quality Standards (NAAQS) is August of 2017, which will also affect SO2 emissions. The SO2 NAAQS is discussed in more detail below.

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

SO2 allowance allocations under the Title IV Acid Rain Program are used for compliance in the CAIR SO2 Program. Beginning in 2010, SO2 allowances were utilized at a 2:1 ratio for our Missouri units. As a result, based on current SO2 allowance usage projections, we expected to have sufficient allowances to take us up to the beginning of the CSAPR program, which replaces CAIR and is set to begin January 1, 2012 (CSAPR is discussed in more detail below).

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

CSAPR- formerly the Clean Air Transport Rule:

On July 6, 2010, the EPA published a proposed CAIR replacement rule entitled the Clean Air Transport Rule (CATR). As proposed and supplemented, the CATR included Missouri and Kansas under both the annual and ozone season for NOx as well as the SO2 program while Arkansas remained in the ozone season NOx program only. The final CATR was released on July 7, 2011 under the name of the CSAPR, and becomes effective January 1, 2012. The final rule requires a 73% reduction in SO2 from 2005 levels by 2014. The SO2 allowances allocated under the EPA’s Title IV Acid Rain Program cannot be used for compliance with CSAPR but will continue to be used for compliance with the Title IV Acid Rain Program. Therefore, new SO2 allowances will be allocated under CSAPR and will be retired at one allowance per ton of SO2 emissions emitted. We will receive fewer SO2 allowances than we currently emit. Compliance options range from purchasing additional emission allowances to using more low sulfur coal to installing a FGD scrubber at our Asbury facility (see estimated construction costs below) and potential forced retirement or fuel switching to natural gas of our coal-fired Riverton Units 7 and 8. A number of states, including Kansas, electric utilities and industrial organizations have filed litigation with the District of Columbia Court of Appeals to block implementation of the rule. We expect compliance costs, if incurred, to be recoverable in our rates.

Toxics Rule

Proposed by the EPA on March 16, 2011 and scheduled to take effect by the end of this year, this regulation does not include allowance mechanisms, but would establish alternative standards for certain pollutants, including SO2 (as a surrogate for hydrogen chloride (HCI)), which must be met to show compliance with hazardous air pollutant limits (see additional discussion in the Toxics Rule section below).

SO2 National Ambient Air Quality Standard (NAAQS):

In June 2010, the EPA finalized a new 1-hour SO2 NAAQS which, for areas with no SO2 monitor, will require modeling to determine attainment and non-attainment areas within each state. This modeling of emission sources is to be completed by June 2013 with compliance with the SO2 NAAQS required by August 2017. Draft guidance for 1-hour SO2 NAAQS has been published by the EPA to assist states as they prepare their SIP submissions. The EPA is also planning a rulemaking to address some of the 1-hour SO2 NAAQS implementation program elements. It is likely coal-fired generating units will need scrubbers to be capable of meeting the new 1-hour SO2 NAAQS. In addition, units will be required to include SO2 emissions limits in their Title V permits or execute consent decrees to assure attainment and future compliance.

NOx Emissions

The CAA regulates the amount of NOx an affected unit can emit. Each of our affected units is in compliance with the NOx limits applicable to it as currently operated. Currently, revised NOx emissions are limited by the CAIR and will be limited by the CSAPR beginning in 2012 and by ozone NAAQS rules (discussed below) which were established in 1997 and in 2008.

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

On September 2, 2011, President Obama ordered the EPA to withdraw proposed air quality standards lowering the 2008 ozone standard pending the CAA 2013 scheduled reconsideration of the ozone NAAQS (the normal 5 year reconsideration period). States will move forward with area designations based on the 2008 75 ppb standard using 2008-2010 quality assured monitoring data. Our service territory will be designated as attainment, meaning it will be in compliance with the standard. In the interim, the 1997 ozone NAAQS will remain in effect.

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

The EPA issued an Information Collection Request (ICR) for determining the National Emission Standards for Hazardous Air Pollutants (NESHAP), including mercury, for coal and oil-fired electric steam generating units on December 24, 2009. This ICR included our Iatan, Asbury and Riverton plants. All ICRs were submitted as required. The EPA ICR was intended for use in developing regulations under Section 112(r) of the CAA maximum achievable emission standards for the control of the emission of HAPs, including mercury. The EPA proposed the first ever national mercury and air toxics standards (Power Plant Mercury and Air Toxics Standards Rule) in March 2011. It is expected to be finalized by the end of this year and would establish numerical emission limits to reduce emissions of heavy metals, including mercury (Hg), arsenic, chromium, and nickel, and acid gases, including HCl and hydrogen fluoride (HF). For all existing and new coal-fired electric utility steam generating units (EGUs), the proposed standard will be phased in over three years, and allows states the ability to give facilities a fourth year to comply.

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

On September 22, 2009, the EPA issued the final Mandatory Reporting of Greenhouse Gases Rule under the CAA which requires power generating and certain other facilities that equal or exceed an emission threshold of 25,000 metric tons of CO2e to report GHGs to the EPA annually commencing in September 2011. GHG emissions have been reported as required to the EPA in 2011 for EDE and EDG.

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

In addition, on December 23, 2010 the EPA entered into an agreement with a number of state and environmental petitioners to settle litigation pending in the U.S. Court of Appeals for the District of Columbia Circuit that requires EPA to propose New Source Performance Standards (NSPS) for GHGs for fossil-fuel fired steam generating units by September 30, 2011 and to issue final GHG NSPS standards by May 26, 2012. The EPA has not to date issued a proposed GHG emissions rule for stationary sources.

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

On September 23, 2010 and on November 4, 2010 representatives from GEI Consultants, on behalf of the EPA, conducted on-site inspections of our Riverton and Asbury coal ash impoundments, respectively. The consultants performed a visual inspection of the impoundments to assess the structural integrity of the berms surrounding the impoundments, requested documentation related to construction of the impoundments, and reviewed recently completed engineering evaluations of the impoundments and their structural integrity. We released a Request for Proposal (RFP) on August 24, 2011 to complete additional geotechnical studies and install additional monitoring devices at both coal ash impoundments. The work project is expected to be completed in December 2012 and will accomplish the recommendations made by the EPA in its site assessment reports.

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

On November 4, 2008, Missouri voters approved the Clean Energy Initiative (Proposition C). This initiative requires us and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase RECs, at the rate of at least 2% of retail sales by 2011, increasing to at least 15% by 2021. Two percent of this amount must be solar. We believe we are exempted from the solar requirement. A challenge to our exemption, brought by two of our customers and Power Source Solar, Inc., was dismissed on May 31, 2011 by the Missouri Western District Court of Appeals. The plaintiffs filed in the Missouri Supreme Court for transfer of the case from the Missouri Western District to the Missouri Supreme Court. The transfer was denied.

Renewable energy standard compliance rules were published by the MPSC on July 7, 2010.  Missouri investor-owned utilities and others initiated litigation to challenge these rules. On June 30, 2011, a Cole County Circuit Court judge ruled that portions of the MPSC rules were unlawful and unreasonable, in conflict with Missouri statute and in violation of the Missouri Constitution. Subsequent to that decision, a portion of the appeal was dropped but the remainder of the ruling remains intact. We are complying with the portions of the rule left intact requiring us and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources at the rate of at least 2% of retail sales by 2011, increasing to at least 15% by 2021.

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

Note 8 — Retirement Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		OPEB
	2011	2010	2011	2010	2011	2010
Service cost	$1,399	$1,119	$23	$18	$566	$585
Interest cost	2,601	2,486	46	37	1,096	1,122
Expected return on plan assets	(2,785)	(2,419)	—	—	(1,039)	(950)
Amortization of prior service cost (1)	133	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	1,374	930	43	8	441	436
Net periodic benefit cost	$2,722	$2,249	$110	$61	$811	$940

	Nine months ended September 30,
	Pension Benefits		SERP		OPEB
	2011	2010	2011	2010	2011	2010
Service cost	$4,197	$3,665	$70	$52	$1,699	$1,603
Interest cost	7,804	7,586	137	115	3,287	3,247
Expected return on plan assets	(8,354)	(7,385)	—	—	(3,118)	(2,883)
Amortization of prior service cost (1)	398	399	(6)	(6)	(758)	(758)
Amortization of net actuarial loss (1)	4,121	2,997	128	72	1,322	1,124
Net periodic benefit cost	$8,166	$7,262	$329	$233	$2,432	$2,333

	Twelve months ended September 30,
	Pension Benefits		SERP		OPEB
	2011	2010	2011	2010	2011	2010
Service cost	$5,418	$4,818	$87	$68	$2,234	$2,060
Interest cost	10,333	10,055	176	152	4,370	4,224
Expected return on plan assets	(10,816)	(9,980)	—	—	(4,079)	(3,843)
Amortization of prior service cost (1)	532	550	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	5,120	3,792	152	98	1,696	1,341
Net periodic benefit cost	$10,587	$9,235	$407	$310	$3,210	$2,771

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

In accordance with our regulatory agreements, our funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We made the following quarterly contributions to our Pension Trust in 2011: $13.5 million on March 29, 2011, $2.1 million on April 13, 2011, $2.1 million on July 14, 2011, and $2.1 million on October 6, 2011. In addition to these quarterly contributions, we made an additional $10.0 million contribution on September 16, 2011. The actual minimum funding requirements for 2012 will be determined by the performance of our pension assets during 2011. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits.

Note 9— Stock-Based Awards and Programs

Our performance based restricted stock awards, stock options and their related dividend equivalents and time vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2011	2010	2011	2010	2011	2010
Compensation Expense	$358	$569	$1,317	$2,097	$2,414	$2,551
Tax Benefit Recognized	121	205	460	754	866	912

Activity for our various stock plans for the nine months ended September 30, 2011, is summarized below:

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

	Fair Value of Grants Outstanding at September 30,
	2011	2010
Risk-free interest rate	0.02% to 0.29%	0.17% to 0.50%
Expected volatility of Empire stock	27.8%	27.6%
Expected volatility of peer group stock	20.4% to 78.0%	21.9% to 82.6%
Expected dividend yield on Empire stock	0.00% to 4.6%	6.8%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	62.0% to 87.0%	120.0% to 140.0%
Weighted average fair value per share	$ 14.85	$ 26.63

Non-vested restricted stock awards (based on target number) as of September 30, 2011 and 2010 and changes during the nine months ended September 30, 2011 and 2010 were as follows:

	2011		2010
	Number	Weighted Average	Number	Weighted Average
	of shares	Grant Date Price	of shares	Grant Date Price
Nonvested at January 1,	47,500	$19.86	52,200	$21.57
Granted	10,900	$21.84	13,000	$18.36
Awarded	(39,621)	$21.92	(15,104)	$23.81
Awarded in excess of target	18,621	$21.92
Not Awarded	—	—	(2,596)	—

Nonvested at September 30,	37,400	$19.28	47,500	$19.86

At September 30, 2011, there was $0.1 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of September 30, 2011 and 2010, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

Fair Value of Grants Outstanding at September 30,
	2011	2010
Risk-free interest rate	0.13% to 0.94%	0.38% to 1.59%
Expected dividend yield	4.1% to 4.9%	6.8%
Expected volatility	24.0%	24.0%
Expected life in months	78	78
Market value	$ 19.38	$ 20.15
Weighted average fair value per option	$ 1.42	$ 1.35

	2011		2010
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	267,400	$21.69	232,600	$22.19
Granted	—	—	34,800	$18.36
Exercised	77,100	$22.02	—
Outstanding at September 30,	190,300	$21.56	267,400	$21.69
Exercisable at September 30,	128,500	$23.15	149,200	$23.04

The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at September 30, 2011 and 2010:

	2011	2010
Aggregate intrinsic value (in millions)	$0.1	$0.1
Weighted-average remaining contractual life of outstanding options	5.3 years	6.3 years
Range of exercise prices	$18.12 to $23.81	$18.12 to $23.81
Total unrecognized compensation expense (in millions) related to non-vested options and related dividend equivalents granted under the plan	Less than $0.1	$0.2
Recognition period	0.3 to 1.3 years	1 to 3 years

Beginning in 2011, we began issuing time-vested restricted stock in lieu of stock options.

Time-Vested Restricted Stock Awards

Beginning in 2011, time-vested restricted stock awards were granted to qualified individuals that vest after a three-year period. No dividend rights accumulate during the vesting period. Time-vested restricted stock is valued at an amount equal to the fair market value of our common stock, discounted by the dividend yield, on the date of grant. If employment terminates during the vesting period because of death, retirement, or disability, the participant is entitled to a pro-rata portion of the time-vested restricted stock awards such participant would otherwise have earned. If employment is terminated during the vesting period for reasons other than those listed above, the time-vested restricted stock awards will be forfeited on the date of the termination, unless the Board of Directors Compensation Committee determines, in its sole discretion, that the participant is entitled to a pro-rata portion of the award.

On February 2, 2011, shares of time-vested restricted stock were granted to qualified individuals at the fair market value per the table below:

	2011
	Number of shares	Grant Date Price
Outstanding at January 1,	—	$—
Granted	10,200	$21.84
Vested	—	—

Outstanding at September 30,	10,200	$21.84

All time-vested restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The cost of the awards is generally recognized over the requisite (explicit) service period.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2011, there were 261,792 shares available for issuance in this plan.

	2011	2010
Subscriptions outstanding at September 30	72,182	72,516
Maximum subscription price	$17.27	$16.06
Shares of stock issued (1)	69,229	66,723
Stock issuance price	$16.06	$14.62

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2011 to May 31, 2012.

Assumptions for valuation of these shares are shown in the table below.

	ESPP
	2011	2010
Weighted average fair value of grants	$3.17	$2.28
Risk-free interest rate	0.18%	0.35%
Expected dividend yield	2.60%	7.20%
Expected volatility	22.0%	17.00%
Expected life in months	12	12
Grant Date	6/1/11	6/1/10

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands) for all periods presented ended September 30:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2011	2010	2011	2010	2011	2010
Electric transmission and distribution expense	$4,101	$3,448	$11,341	$9,419	$14,918	$12,317
Natural gas transmission and distribution expense	652	541	1,793	1,588	2,399	2,135
Power operation expense (other than fuel)	4,316	3,140	9,463	8,835	11,984	11,913
Customer accounts and assistance expense	2,614	2,893	7,545	8,810	10,353	11,532
Employee pension expense (1)	2,504	1,355	6,323	4,106	8,116	5,520
Employee healthcare plan (1)	1,999	1,939	5,336	5,184	7,082	6,558
General office supplies and expense	2,382	2,778	7,517	8,159	10,942	10,729
Administrative and general expense	3,537	2,999	10,240	9,633	13,504	13,071
Allowance for uncollectible accounts	1,169	1,179	2,494	2,634	3,511	3,218
Miscellaneous expense	25	37	48	129	86	159
Total	$23,299	$20,309	$62,100	$58,497	$82,895	$77,152

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

The tables below present statement of operations information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended September 30, 2011
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$157,619	$5,052	$1,761	$(148)	$164,284
Depreciation and amortization	13,418	873	466	—	14,757
Federal and state income taxes	15,703	(257)	206	—	15,652
Operating income	35,359	517	574	—	36,450
Interest income	30	75	—	(76)	29
Interest expense	10,047	979	2	(76)	10,952
Income from AFUDC (debt and equity)	158	1	—	—	159
Net income	25,276	(427)	335	—	25,184

Capital Expenditures	$20,800	$1,841	$1,452		$24,093

	For the quarter ended September 30, 2010
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$147,128	$5,403	$1,703	$(148)	$154,086
Depreciation and amortization	13,354	844	424	—	14,622
Federal and state income taxes	11,864	(241)	297	—	11,920
Operating income	30,827	557	489	—	31,873
Interest income	36	80	—	(86)	30
Interest expense	9,392	989	7	(86)	10,302
Income from AFUDC (debt and equity)	1,605	6	—	—	1,611
Net income	22,887	(388)	482	—	22,981

Capital Expenditures	$21,081	$750	$369		$22,200

	For the nine months ended September 30, 2011
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$406,308	$33,344	$4,897	$(444)	$444,105
Depreciation and amortization	45,027	2,617	1,334	—	48,978
Federal and state income taxes	26,676	1,111	689	—	28,476
Operating income	71,430	4,639	1,362	—	77,431
Interest income	68	204	—	(204)	68
Interest expense	27,865	2,933	6	(204)	30,600
Income from AFUDC (debt and equity)	308	2	—	—	310
Net income	43,369	1,792	1,120	—	46,281

Capital Expenditures	$70,685	$2,875	$2,900		$76,460

	For the nine months ended September 30, 2010
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$367,846	$36,480	$4,580	$(444)	$408,462
Depreciation and amortization	38,028	2,184	1,182	—	41,394
Federal and state income taxes	24,642	981	718	—	26,341
Operating income	56,700	4,334	1,196	—	62,230
Interest income	169	339	—	(356)	152
Interest expense	30,099	2,959	28	(356)	32,730
Income from AFUDC (debt and equity)	10,097	12	—	—	10,109
Net income	36,216	1,553	1,167	—	38,936

Capital Expenditures	$74,862	$1,636	$2,328		$78,826

	For the twelve months ended September 30, 2011
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$523,177	$47,750	$6,584	$(592)	$576,919
Depreciation and amortization	60,983	3,465	1,792	—	66,240
Federal and state income taxes	29,959	1,751	960	—	32,670
Operating income	87,258	6,631	1,807	—	95,696
Interest income	97	269	—	(273)	93
Interest expense	36,564	3,915	11	(273)	40,217
Income from AFUDC (debt and equity)	366	8	—	—	374
Net income	50,340	2,840	1,560	—	54,740

Capital Expenditures	$96,532	$6,480	$3,342		$106,354

	For the twelve months ended September 30, 2010
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Operations Information
Revenues	$470,911	$52,993	$6,019	$(592)	$529,331
Depreciation and amortization	50,196	2,691	1,554	—	54,441
Federal and state income taxes	27,148	1,619	922	—	29,689
Operating income	70,541	6,290	1,535	—	78,366
Interest income	210	400	—	(421)	189
Interest expense	40,753	3,946	36	(421)	44,314
Income from AFUDC (debt and equity)	13,949	13	—	—	13,962
Net Income	42,902	2,462	1,499	—	46,863

Capital Expenditures	$109,992	$2,337	$2,677		$115,006

	As of September 30, 2011
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$1,882,904	$141,679	$25,658	$(85,854)	$1,964,387

(1) Includes goodwill of $39,492.

	As of December 31, 2010
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$1,837,910	$139,532	$23,163	$(79,294)	$1,921,311

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2011	2010	2011	2010	2011	2010
Consolidated provision for income taxes	$15.7	$11.9	$28.5	$26.3	$32.7	$29.7
Consolidated effective federal and state income tax rates	38.3%	34.2%	38.1%	40.4%	37.4%	38.8%

The effective tax rate for the three months ended September 30, 2011 is higher than the comparable period primarily due to substantially decreased equity AFUDC in the third quarter of 2011. The effective tax rates for the nine months ended September 30, 2011, and the twelve months ended September 30, 2011, are lower than comparable year periods primarily due to an adjustment made in 2010 as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010. This legislation included a provision that removed the non-taxable status, for income tax purposes, of Medicare D subsidies received. Although the elimination of this tax benefit does not take effect until 2013, this change required us to recognize the full accounting impact in our financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, we recorded a one-time non-cash charge of approximately $2.1 million to income taxes to reflect the impact of this change, which increased our effective tax rate in 2010 and our 2010 provision for income taxes.

As part of an agreement reached in our 2009 Missouri electric rate case, effective September 10, 2010, we also agreed to commence an eighteen year amortization of a regulatory asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981-2008 and totaled approximately $11.1 million. We had recorded the regulatory asset expecting to recover these benefits from customers in future periods. Based on the agreement, we estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million in the first quarter of 2010. Amortization of the remaining regulatory tax asset began during the third quarter of 2011.

We received $26.6 million in 2010 from the SWPA which has been deferred for book purposes and treated as a noncurrent liability and is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010. We increased our current tax liability by $10.0 million in recognition that the $26.6 million payment may be considered taxable income in 2010. During the first quarter of 2011, we submitted a pre-filing agreement with the Internal Revenue Service (IRS) requesting that a determination be made regarding whether or not the payment could be deferred under certain sections of the Internal Revenue code. The IRS has signed the pre-filing agreement accepting our position that the payment be deferred for tax purposes and will be recognized over the next twenty years.

We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of December 31, 2010 was $359,000. With the running of the statute of limitations on these unrecognized tax benefits on September 15, 2011, there are no unrecognized tax benefits at September 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary. It provides natural gas distribution to customers in 44 communities in northwest, north central and west central Missouri. Our other segment consists of our fiber optics business. During the twelve months ended September 30, 2011, 90.7% of our gross operating revenues were provided from sales from our electric segment (including 0.3% from the sale of water), 8.3% from our gas segment and 1.0% from our other segment.

Earnings

During the third quarter of 2011, basic earnings per weighted average share of common stock were $0.60 as compared to $0.56 in the third quarter of 2010 and diluted earnings per weighted average share of common stock were $0.60 as compared to $0.55 in the third quarter of 2010. For the nine months ended September 30, 2011, basic and diluted earnings per weighted average share of common stock were $1.11 as compared to $0.97 for the nine months ended September 30, 2010. For the twelve months ended September 30, 2011, basic and diluted earnings per weighted average share of common stock were $1.31 as compared to $1.19 for the twelve months ended September 30, 2010. The primary positive driver for all periods presented was increased electric revenues (due primarily to rate increases). Also positively impacting the nine and twelve month periods were decreased interest charges. The primary negative drivers for the nine and twelve month periods were changes in AFUDC amounts due to the completion of our construction program, increased depreciation and amortization amounts and the dilutive effect of additional shares issued. A portion of the increase in depreciation and amortization expense reflects the effect of additional regulatory amortization collected in revenues in our Missouri rate case effective September 2010. The regulatory amortization expense ended effective June 15, 2011.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, nine months and twelve months ended September 30, 2010 and September 30, 2011, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

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

	Three Months Ended	Nine Months Ended	Twelve Months Ended
Earnings Per Share — September 30, 2010	$0.56	$0.97	$1.19

Revenues
Electric on-system	$0.17	$0.57	$0.79
Electric off-system and other	(0.01)	0.05	0.08
Gas	(0.01)	(0.05)	(0.09)
Other	0.00	0.00	0.01
Expenses
Electric fuel and purchased power	0.05	(0.06)	(0.08)
Cost of natural gas sold and transported	0.00	0.05	0.09
Operating — electric segment	(0.05)	(0.07)	(0.11)
Operating —gas segment	0.00	0.01	0.02
Maintenance and repairs	(0.02)	(0.06)	(0.10)
Depreciation and amortization	0.00	(0.12)	(0.20)
Other taxes	(0.01)	(0.04)	(0.06)
Interest charges	(0.01)	0.03	0.07
AFUDC	(0.02)	(0.16)	(0.23)
Change in effective income tax rates	(0.04)	0.03	0.02
Other income and deductions	0.00	0.00	(0.01)
Dilutive effect of additional shares issued	(0.01)	(0.04)	(0.08)
Earnings Per Share — September 30, 2011	$0.60	$1.11	$1.31

Recent Activities

Tornado and Dividend Suspension

On May 22, 2011, a devastating EF-5 tornado hit the Joplin, Missouri area damaging or destroying thousands of homes and businesses. At the end of the second quarter of 2011, approximately 4,200 customers remained unable to return to service. Joplin’s tornado recovery efforts during the third quarter of 2011, however, resulted in approximately 300 customers returning to service, leaving approximately 3,900 customers still unable to return to service due to damaged or destroyed structures. Approximately 600 temporary housing facilities were added to our system during the third quarter to shelter some local residents displaced by the tornado. We estimate lost customers from the tornado will reduce kilowatt hour sales approximately 2.5%-3% over the near term. Storm restoration costs are estimated to be in the $20 million to $30 million range, of which approximately $19.1 million has been incurred to date. The majority of these costs have been capitalized. The ongoing loss of revenue associated with the tornado has been mitigated by increased usage due to storm recovery efforts, rate increases that became effective during 2010 and early 2011 and record hot weather during the month of July. We expect a continuing loss of electric load and corresponding revenues as customers rebuild. In addition, we currently expect our growth to be relatively flat now through 2012 for our electric service territory.

In response to this expected loss of revenues, our level of retained earnings and other relevant factors, our Board of Directors suspended our quarterly dividend for the third and fourth quarters of 2011. Based on current conditions and knowledge, at the October 2011 meeting, the Board of Directors reaffirmed their expectation to re-establish the dividend at an approximate level of $0.25 per quarter beginning with the first quarter of 2012.

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

New Union Agreement

At September 30, 2011, we had 742 full-time employees, including 50 employees of EDG. 337 of the EDE employees are members of Local 1474 of The International Brotherhood of Electrical Workers (IBEW). On October 17, 2011, the Local 1474 IBEW voted to ratify a new two-year agreement which will extend through October 31, 2013.

Coal Conservation related to Missouri River Flooding

The Iatan plant, located along the Missouri River north of Kansas City and operated by Kansas City Power & Light (“KCP&L”), was impacted by flooding in the Midwest during June and July of 2011. Beginning June 30, 2011 coal deliveries to Iatan were suspended. As a result, in early July it was decided to begin operating Iatan Units 1 and 2 at reduced loads in an effort to conserve coal. Additionally, we entered into a short term purchase of power for the month of August to address a portion of the lost generation from the Iatan units. We would expect that any additional fuel and purchased power costs incurred as a result of this event would be recovered in our rates through fuel recovery mechanisms. The Iatan plant returned to normal operations on October 13, 2011.

Amendment of EDE Mortgage

On June 9, 2011, we amended the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) in order to provide us with additional flexibility to pay dividends to our shareholders by permitting the payment of any dividend or distribution on, or purchase of, shares of its common stock within 60 days after the related date of declaration or notice of such dividend, distribution or purchase if (i) on the date of declaration or notice, such dividend, distribution or purchase would have complied with the provisions of the indenture and (ii) as of the last day of the calendar month ended immediately preceding the date of such payment, our ratio of total indebtedness to total capitalization (after giving pro forma effect to the payment of such dividend, distribution, or purchase) was not more than 0.625 to 1. The amendment followed the successful completion of a solicitation of consents from the holders of our First Mortgage Bonds outstanding under the EDE Mortgage. We received consents from holders of 73.91% in aggregate principal amount of the outstanding bonds and paid consent fees of approximately $0.9 million. See “Dividends” below.

Financings

On January 28, 2011, we filed a $400 million shelf registration statement with the SEC covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. This shelf registration statement became effective on February 7, 2011. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250 million of such securities in the form of first mortgage bonds. We plan to use proceeds under this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs during the three-year effective period.

Regulatory Matters

A settlement agreement among the parties to our Missouri rate case filed on September 28, 2010 was reached and filed with the MPSC on May 27, 2011, reflecting an overall annual increase in rates of $18.7 million, or approximately 4.7%, effective June 15, 2011. Due to rate design changes, this rate increase, however, will primarily impact our winter season rates which generally run from October through May. Also as part of the settlement, regulatory amortization expense of $14.5 million annually and construction accounting terminated on June 15, 2011. The MPSC approved the settlement agreement on June 1, 2011 and the new rates became effective on June 15, 2011.

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

On February 2, 2011 we entered into a unanimous settlement agreement with the parties involved in our Arkansas rate case filed August 19, 2010. The settlement included a general rate increase of $2.1 million, or 19%. The APSC approved the settlement on April 12, 2011 with the new rates effective April 13, 2011.

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

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2011, compared to the same periods ended September 30, 2010.

The following table represents our results of operations by operating segment for the applicable periods ended September 30 (in millions):

	Quarter Ended		Nine Months Ended		Twelve Months Ended
	2011	2010	2011	2010	2011	2010

Electric	$25.3	$22.9	$43.4	$36.2	$50.3	$42.9
Gas	(0.4)	(0.4)	1.8	1.6	2.8	2.5
Other	0.3	0.5	1.1	1.1	1.6	1.5
Net income	$25.2	$23.0	$46.3	$38.9	$54.7	$46.9

*Differences could occur due to rounding.

Electric Segment

Overview

Our electric segment income for the third quarter of 2011 was $25.3 million as compared to $22.9 million for the third quarter of 2010, an increase of $2.4 million, primarily due to the September 2010 Missouri rate increase, the September 2010 and March 2011 Oklahoma rate increases and the April 2011 Arkansas rate increase (discussed below).

Electric operating revenues comprised approximately 95.6% of our total operating revenues during the third quarter of 2011. Electric operating revenues for the third quarter of 2011 and 2010 were comprised of the following:

	2011	2010
Residential	43.8%	43.3%
Commercial	30.1	30.9
Industrial	15.3	14.4
Wholesale on-system	3.9	4.0
Wholesale off-system	3.0	3.4
Miscellaneous sources*	2.5	2.5
Other electric revenues	1.4	1.5

*primarily public authorities

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales and for off-system sales for the applicable periods ended September 30, were as follows:

	kWh Sales (in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2011	2010	Change*	2011	2010	Change*	2011	2010	Change*
Residential	578.8	586.4	(1.3)%	1,569.6	1,621.9	(3.2)%	2,008.1	2,079.3	(3.4)%
Commercial	442.7	461.7	(4.1)	1,202.9	1,252.9	(4.0)	1,594.9	1,644.6	(3.0)
Industrial	277.7	272.3	2.0	777.4	762.7	1.9	1,021.7	997.0	2.5
Wholesale on-system	105.5	102.8	2.6	281.8	273.2	3.2	364.4	352.3	3.4
Other**	34.3	33.8	1.5	98.3	97.2	1.2	127.6	127.7	(0.1)
Total on-system sales	1,439.0	1,457.0	(1.2)	3,930.0	4,007.9	(1.9)	5,116.7	5,200.9	(1.6)
Off-system	132.9	158.2	(16.0)	585.9	554.0	5.8	830.0	723.6	14.7
Total KWh Sales	1,571.9	1,615.2	(2.7)	4,515.9	4,561.9	(1.0)	5,946.7	5,924.5	0.4

*Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

**Other kWh sales include street lighting, other public authorities and interdepartmental usage.

	Electric Segment Operating Revenues ($ in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2011	2010	Change*	2011	2010	Change*	2011	2010	Change*
Residential	$68.8	$63.5	8.4%	$174.4	$157.8	10.5%	$221.4	$200.2	10.6%
Commercial	47.3	45.2	4.5	119.6	109.8	9.0	156.2	141.4	10.5
Industrial	24.0	21.2	13.4	60.5	52.3	15.7	77.9	67.0	16.3
Wholesale on-system	6.2	5.9	3.8	14.9	15.4	(3.2)	18.7	19.5	(3.8)
Other**	3.9	3.6	9.6	10.6	9.3	13.7	13.6	12.0	13.0
Total on-system revenues	$150.2	$139.4	7.8	$380.0	$344.6	10.3	$487.8	$440.1	10.8
Off-system	4.7	5.0	(5.9)	18.7	16.3	14.7	25.3	21.4	18.2
Total revenues from kWh sales	154.9	144.4	7.3	398.7	360.9	10.5	513.1	461.5	11.2
Miscellaneous revenues***	2.2	2.2	(1.3)	6.3	5.5	12.8	8.3	7.6	8.9
Total electric operating revenues	$157.1	$146.6	7.2	$405.0	$366.4	10.5	$521.4	$469.1	11.1
Water revenues	0.5	0.5	(1.3)	1.3	1.4	(1.8)	1.8	1.8	(1.5)
Total electric segment operating revenues	$157.6	$147.1	7.1	$406.3	$367.8	10.5	$523.2	$470.9	11.1

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

	Quarter Ended		Nine Months Ended		Twelve Months Ended
	2011	2010	2011	2010	2011	2010

Electric revenues	$157.1	$146.6	$405.0	$366.4	$521.4	$469.1
Fuel and purchased power	54.3	57.3	155.8	152.2	202.8	197.8
Electric gross margins	$102.8	$89.3	$249.2	$214.2	$318.6	$271.3
Margin as % of total electric revenues	65.4%	60.9%	61.5%	58.5%	61.1%	57.8%

Electric gross margins increased during 2011 in all periods presented mainly due to the Missouri, Oklahoma and Arkansas rate increases and to the July 2010 Kansas rate increase for the nine months and twelve months ended periods.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

On-System Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers decreased during the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the loss of approximately 3,900 of our customers who remain unable to return to service due to damaged or destroyed structures resulting from the May 22, 2011 tornado, although some of the effect has been offset by temporary housing units. Revenues for our on-system customers increased approximately $10.8 million, or 7.8%. Rate changes, primarily the September 2010 Missouri rate increase, the September 2010 and March 2011 Oklahoma rate increases and the April 2011 Arkansas rate increase, contributed an estimated $13.1 million to revenues. We estimate the impact of the tornado, after adjusting for weather, was a 2.5% reduction in kilowatt hour sales which corresponds to a $4.3 million reduction in revenues due to negative sales growth (contraction), resulting from the loss of customers due to the loss of residences and businesses. Weather and other related factors increased revenues an estimated $2.0 million, primarily due to favorable weather in the third quarter of 2011 and restoration activities that partially mitigated the impact of some of our load loss, as tornado victims and outside volunteers needing housing occupied hotels, rental properties and some temporary structures during much of the summer. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for the third quarter of 2011 were 4.8% more than the same period last year and 26.6% more than the 30-year average, mainly due to unseasonably hot weather in July 2011.

Residential and commercial kWh sales decreased during the third quarter of 2011 mainly due to customer contraction resulting from the loss of residences and businesses in the May 22, 2011 tornado. Residential and commercial revenues increased mainly due to the Missouri, Oklahoma and Arkansas rate increases discussed above.

Industrial kWh sales increased 2.0% during the third quarter of 2011 as compared to the third quarter of 2010. Industrial revenues increased mainly due to the Missouri, Oklahoma and Arkansas rate increases discussed above.

On-system wholesale kWh sales increased 2.6% during the third quarter of 2011 as compared to the same period in 2010 and revenues associated with these sales increased 3.8%, reflecting the warmer weather in the third quarter of 2011.

Off-System Electric Transactions

In addition to sales to our own customers, we also sell power to other utilities as available, including through the Southwest Power Pool (SPP) energy imbalance services (EIS) market. See “— Competition” below. The majority of our off-system sales margins are included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and our transmission rider in our Arkansas jurisdiction and generally adjust the fuel and purchased power expense. As a result, nearly all of the off-system sales margin flows back to the customer and has little effect on income.

Off-system sales and revenues decreased during the third quarter of 2011 compared to the third quarter of 2010 as the excessive heat in the third quarter of 2011 required us to use our resources to serve our own load and therefore we had limited power available for sale. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $2.2 million for both the third quarter of 2011 and the third quarter of 2010. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions — Fuel and Purchased Power

During the third quarter of 2011, total fuel and purchased power expenses decreased approximately $3.0 million (5.2%). The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of income for the third quarter of 2011 and 2010.

(in millions)	2011	2010
Actual fuel and purchased power expenditures	$59.9	$59.6
Missouri fuel adjustment recovery(1)	1.1	2.0
Missouri fuel adjustment deferral(2)	(5.6)	(4.8)
Kansas regulatory adjustments(2)	(0.7)	0.1
SWPA amortization(3)	(0.7)
Unrealized loss/(gain) on derivatives	0.3	0.4
Total fuel and purchased power expense per income statement	$54.3	$57.3

(1) Recovered from customers from prior deferral period.

(2) A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers. Missouri amount includes the deferral of additional costs due to construction accounting, which terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

(3) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the third quarter of 2011 as compared to the third quarter of 2010. This table incorporates all the changes mentioned above.

Three Months Ended
(in millions)	September 30, 2011 vs. 2010
Natural gas generation volume	$(1.3)
Coal generation volume	0.5
Purchased power spot purchase volume	(1.0)
Purchased power (cost per mWh)	0.6
Natural gas (cost per mWh)	(2.6)
Coal (cost per mWh)	4.3
Other (primarily fuel adjustments)	(3.5)
TOTAL	$(3.0)

Operating Revenue Deductions — Other Than Fuel and Purchased Power

Regulated operating expenses increased approximately $3.0 million (16.4%) during the third quarter of 2011 as compared to the same period in 2010 primarily due to changes in the following accounts:

(in millions)	2011 vs. 2010
Employee pension expense	$1.1
Steam power other operating expense	0.8
Transmission expense(1)	0.5
Distribution expense	0.2
Other steam power expense(2)	0.3
General labor costs	(0.3)
Injuries and damages expense	0.2
Other miscellaneous accounts (netted)	0.2
TOTAL	$3.0

(1) Approximately $0.5 million of this total is for charges incurred for delivering the output from Plum Point to our system.

(2) Related to Iatan 1 and Iatan 2 construction accounting in accordance with our agreement with the MPSC that allowed deferral of certain costs until the plant additions were included in customer rates.    Construction accounting terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

Maintenance and repairs expense increased approximately $1.2 million (13.7%) in the third quarter of 2011 as compared to 2010 primarily due to changes in the following accounts:

(in millions)	2011 vs. 2010
Distribution maintenance costs	$0.6
Transmission maintenance costs	0.2
Maintenance and repairs expense at the Iatan plant	0.2
Maintenance and repairs expense at the SLCC plant	0.3
Maintenance and repairs expense at the Plum Point plant	0.2
Maintenance and repairs expense at the Asbury plant	(0.5)
Other miscellaneous accounts (netted)	0.2
TOTAL	$1.2

Depreciation and amortization expense increased approximately $0.1 million (0.5%) during the quarter. This reflects increased depreciation of $1.4 million due to increased plant in service in the third quarter of 2011 as compared to the same period in 2010 and the effect of ending deferred depreciation of $0.4 million related to Iatan 2 as allowed in our regulatory agreements. This increase was offset by a decrease in regulatory amortization expense of $1.7 million due to the termination of construction accounting as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

Other taxes increased approximately $0.8 million during the third quarter of 2011 mainly due to increased property tax reflecting our additions to plant in service.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

On-System Operating Revenues and Kilowatt-Hour Sales

KWh sales for our on-system customers decreased during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the loss of approximately 3,900 of our customers who remain unable to return to service due to damaged or destroyed structures resulting from the May 22, 2011 tornado, although some of the effect has been offset by temporary housing units. Revenues for our on-system customers increased approximately $35.4 million, or 10.3%. Rate changes, primarily the September 2010 Missouri rate increase, the July 2010 Kansas rate increase, the September 2010 and March 2011 Oklahoma rate increases and the April 2011 Arkansas rate increase, contributed an estimated $42.3 million to revenues. Sales contraction resulting from the loss of customers due to the May 22, 2011 tornado decreased revenues an estimated $5.4 million. Weather and other related factors decreased revenues by an estimated $1.5 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to milder weather in the first quarter of 2011 as compared to the same period in 2010.

Residential and commercial kWh sales decreased during the nine months ended September 30, 2011 mainly due to customer contraction resulting from the loss of residences and businesses in the May 22, 2011 tornado. Residential and commercial revenues increased during the nine months ended September 30, 2011 mainly due to the Missouri, Kansas, Oklahoma and Arkansas rate increases discussed above.

Industrial kWh sales increased 1.9% during the nine months ended September 30, 2011 while the related revenues increased 15.7% mainly due to the Missouri, Kansas, Oklahoma and Arkansas rate increases discussed above.

On-system wholesale kWh sales increased 3.2% during the nine months ended September 30, 2011. Revenues associated with these sales decreased 3.2% primarily due to the portion of

FERC revenues that are subject to refund while we are waiting on approval of the Settlement Agreement and Offer of Settlement filed with the FERC on May 24, 2011.

Off-System Electric Transactions

Off-system sales and revenues were higher during the nine months ended September 30, 2011, as compared to the same period in 2010 primarily due to increased market demand in the first quarter of 2011. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $6.3 million for the nine months ended September 30, 2011, as compared to $5.5 million during the same period in 2010. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions — Fuel and Purchased Power

During the nine months ended September 30, 2011, total fuel and purchased power expenses increased approximately $3.5 million (2.3%). The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of income for the nine months ended September 30, 2011 and 2010.

(in millions)	2011	2010
Actual fuel and purchased power expenditures	$155.9	$157.6
Missouri fuel adjustment recovery(1)	6.0	1.5
Missouri fuel adjustment deferral(2)	(5.0)	(7.4)
Kansas regulatory adjustments(2)	(0.8)	(0.3)
SWPA amortization(3)	(0.8)
Unrealized loss/(gain) on derivatives	0.5	0.8
Total fuel and purchased power expense per income statement	$155.8	$152.2

(1)   Recovered from customers from prior deferral period.

(2)   A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers. Missouri amount includes the deferral of additional costs due to construction accounting, which terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

(3)   Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This table incorporates all the changes mentioned above. As shown below, the largest impacts on fuel and purchased power costs were increased coal generation (mainly due to the availability of Iatan 2 and Plum Point) and increased coal costs, partially offset by decreased gas generation and purchased power.

(in millions)	Nine Months Ended September 30, 2011 vs. 2010
Natural gas generation volume	$(8.3)
Coal generation volume	8.1
Purchased power spot purchase volume	(6.1)
Purchased power (cost per mWh)	1.3
Natural gas (cost per mWh)	(4.0)
Coal (cost per mWh)	8.4
Other (primarily fuel adjustments)	4.1
TOTAL	$3.5

Operating Revenue Deductions — Other Than Fuel and Purchased Power

Regulated operating expenses increased approximately $4.5 million (8.8%) during the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to changes in the following accounts:

(in millions)	2011 vs. 2010
Employee pension expense	$2.4
Steam power other operating expense	2.4
Transmission expense(1)	1.9
Injuries and damages expense	0.7
Uncollectible accounts	0.3
Other power supply expense	0.2
Property insurance	0.2
General labor costs	(0.8)
Other steam power expense(2)	(1.8)
Professional services	(1.2)
Other miscellaneous accounts (netted)	0.2
TOTAL	$4.5

(1)          Approximately $1.4 million of this total is for charges incurred for delivering the output from Plum Point to our system.

(2)          Related to Iatan 1 and Iatan 2 construction accounting in accordance with our agreement with the MPSC that allowed deferral of certain costs until the plant additions were included in customer rates.  Construction accounting terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

Maintenance and repairs expense increased approximately $3.6 million (13.9%) during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to changes in the following accounts:

(in millions)	2011 vs. 2010
Distribution maintenance costs	$1.9
Maintenance and repairs expense at the Iatan plant	1.3
Maintenance and repairs expense at the SLCC plant	1.1
Maintenance and repairs expense at the Plum Point plant	0.7
Maintenance and repairs expense at the Asbury plant	(0.7)
Maintenance and repairs expense to the Riverton coal units	(1.1)
Other miscellaneous accounts (netted)	0.4
TOTAL	$3.6

Depreciation and amortization expense increased approximately $7.0 million (18.4%) during the nine months ended September 30, 2011. This reflects additional regulatory amortization expense of $2.7 million granted in our Missouri rate case effective September 10, 2010 and which ended June 15, 2011. The remainder of the increase resulted from increased plant in service during the nine months ended September 30, 2011 as compared to the same period in 2010, net of the construction accounting effect of deferred depreciation related to Iatan 2 as allowed in our regulatory agreements. The construction accounting effect of deferring Iatan 2 depreciation expense was $1.6 million as compared to $1.2 million of Iatan 1 and Iatan 2 depreciation expense in the prior period. Construction accounting terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

Other taxes increased approximately $2.8 million during the nine months ended September 30, 2011 primarily due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Twelve Months Ended September 30, 2011 Compared to Twelve Months Ended September 30, 2010

On-System Operating Revenues and Kilowatt-Hour Sales

For the twelve months ended September 30, 2011, kWh sales to our on-system customers decreased 1.6% with the associated revenues increasing approximately $47.7 million (10.8%). Rate changes, primarily the September 2010 Missouri rate increase, the July 2010 Kansas rate increase, the September 2010 and March 2011 Oklahoma rate increases and the April 2011 Arkansas rate increase, contributed an estimated $55.3 million to revenues. Sales contraction resulting from the loss of customers due to the May 22, 2011 tornado decreased revenues an estimated $4.9 million. Weather and other related factors decreased revenues by an estimated $2.7 million during the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010.

The decrease in residential and commercial kWh sales during the twelve months ended September 30, 2011 was primarily due to the loss of residences and businesses in the May 22, 2011 tornado while the increase in revenues reflects the Missouri, Kansas, Oklahoma and Arkansas rate increases. Industrial kWh sales increased during the twelve months ended September 30, 2011 as compared to the same period in 2010 when there was a slowdown created by economic uncertainty. Industrial revenues also increased due to the Missouri, Kansas, Oklahoma and Arkansas rate increases. On-system wholesale kWh sales increased during the twelve months ended September 30, 2011 due to increased market demand. Revenues associated with these sales decreased 3.8% primarily due to the portion of FERC revenues that are subject to refund while we are waiting on approval of the Settlement Agreement and Offer of Settlement filed with the FERC on May 24, 2011.

Off-System Electric Transactions

Off-system sales and revenues increased during the twelve months ended September 30, 2011, as compared to the same period in 2010 primarily due to increased market demand resulting from the favorable weather discussed above. Total purchased power related expenses are included in our discussion of purchased power costs below.

Miscellaneous Revenues

Our miscellaneous revenues were $8.3 million for the twelve months ended September 30, 2011, as compared to $7.6 million during the same period in 2010. These revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions — Fuel and Purchased Power

During the twelve months ended September 30, 2011, total fuel and purchased power expenses increased approximately $5.1 million (2.6%). The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of income for the twelve months ended September 30, 2011 and 2010.

(in millions)	2011	2010
Actual fuel and purchased power expenditures	$198.3	$204.2
Missouri fuel adjustment recovery(1)	7.6	2.1
Missouri fuel adjustment deferral(2)	(2.2)	(9.1)
Kansas regulatory adjustments(2)	(0.6)	(0.3)
SWPA amortization(3)	(0.8)
Unrealized loss on derivatives	0.5	0.9
Total fuel and purchased power expense per income statement	$202.8	$197.8

(1)    Recovered from customers from prior deferral period.

(2)    A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers. Missouri amount includes the deferral of additional costs due to construction accounting, which terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

(3)    Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Summarized in the table below are our estimated cost and volume changes in the components of fuel and purchased power expenses for the twelve months ended September 30, 2011, as compared to the twelve months ended September 30, 2010 This table incorporates all the changes mentioned above. As shown below, the largest impacts on fuel and purchased power costs were increased coal generation (mainly due to the availability of Iatan 2 and Plum Point) and increased coal costs, partially offset by decreased purchased power and decreased gas costs.

(in millions)	Twelve Months Ended September 30, 2011 vs. 2010
Natural gas generation volume	$(6.9)
Coal generation volume	12.4
Purchased power spot purchase volume	(10.9)
Purchased power (cost per mWh)	0.6
Natural gas (cost per mWh)	(7.9)
Coal (cost per mWh)	8.3
Other (primarily fuel adjustments)	9.5
TOTAL	$5.1

Operating Revenue Deductions — Other Than Fuel and Purchased Power

Regulated operating expenses increased approximately $6.8 million (10.0%) during the twelve months ended September 30, 2011 as compared to the same period in 2010 primarily due to changes in the following accounts:

(in millions)	2011 vs. 2010
Employee pension expense	$3.1
Steam power other operating expense	2.9
Transmission expense (1)	2.6
Injuries and damages expense	0.9
Employee health care expense	0.5
Uncollectible accounts	0.7
General labor costs and office expense	0.2
Other power supply expense	0.2
Property insurance	0.3
Professional services	(1.8)
Other steam power expense(2)	(2.8)
TOTAL	$6.8

(1)          Approximately $1.8 million of this total is for charges incurred for delivering the output from Plum Point to our system.

(2)          Related to Iatan 1 and Iatan 2 construction accounting in accordance with our agreement with the MPSC that allowed deferral of certain costs until the plant additions were included in customer rates.  Construction accounting terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

Maintenance and repairs expense increased approximately $6.0 million (17.9%) during the twelve months ended September 30, 2011 as compared to the twelve months ended September 30, 2010 primarily due to changes in the following accounts:

(in millions)	2011 vs. 2010
Distribution maintenance costs	$3.1
Transmission maintenance costs	0.4
Maintenance and repairs expense at the Iatan plant	1.8
Maintenance and repairs expense at the SLCC plant	1.5
Maintenance and repairs expense at the Plum Point plant	0.9
Maintenance and repairs expense to the Riverton combustion turbines	0.4
Maintenance and repairs expense at the Asbury plant	(1.4)
Maintenance and repairs expense to the Riverton coal units	(1.0)
Other miscellaneous accounts (netted)	0.3
TOTAL	$6.0

Depreciation and amortization expense increased approximately $10.8 million (21.5%) during the twelve months ended September 30, 2011. This reflects additional regulatory amortization expense of $5.2 million granted in our Missouri rate case effective September 10, 2010 and which ended June 15, 2011. The remainder of the increase resulted from increased plant in service during the twelve months ended September 30, 2011 as compared to the same period in 2010, net of the construction accounting effect of deferred depreciation related to Iatan 2 as allowed in our regulatory agreements. The construction accounting effect of deferring Iatan 2 depreciation expense was $2.4 million as compared to $1.5 million of Iatan 1 and Iatan 2 depreciation expense in the prior period. Construction accounting terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

Other taxes increased approximately $3.7 million during the twelve months ended September 30, 2011 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following tables detail our natural gas sales and revenues for the periods ended September 30:

Total Gas Delivered to Customers

	Three Months Ended			Nine Months Ended			Twelve Months Ended
			%			%			%
(bcf sales)	2011	2010	change	2011	2010	change	2011	2010	change
Residential	0.10	0.10	(5.0)%	1.79	1.81	(1.6)%	2.65	2.77	(4.3)%
Commercial	0.11	0.11	0.7	0.91	0.88	3.4	1.29	1.32	(2.0)
Industrial	0.01	0.02	(49.7)	0.07	0.08	(1.5)	0.11	0.11	(2.4)
Other(1)	0.00	0.00	23.5	0.03	0.03	1.6	0.04	0.03	(0.2)
Total retail sales	0.22	0.23	(5.3)	2.80	2.80	0.0	4.09	4.23	(3.5)
Transportation sales	0.86	0.86	0.7	3.42	3.54	(3.6)	4.70	4.91	(4.3)
Total gas operating sales	1.08	1.09	(0.6)	6.22	6.34	(2.0)	8.79	9.14	(3.9)

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Nine Months Ended			Twelve Months Ended
($ in millions)	2011	2010	% change	2011	2010	% change	2011	2010	% change
Residential	$2.8	$3.0	(5.6)%	$20.6	$23.1	(10.6)%	$29.8	$33.7	(11.7)%
Commercial	1.4	1.5	(3.4)	9.0	9.6	(5.6)	12.8	14.1	(9.3)
Industrial	0.1	0.1	(58.2)	0.5	0.6	(16.3)	0.7	0.9	(17.6)
Other(1)	0.0	0.0	3.4	0.3	0.2	(5.0)	0.4	0.4	(9.2)
Total retail revenues	$4.3	$4.6	(6.4)	$30.4	$33.5	(9.2)	$43.7	$49.1	(11.1)
Other revenues	0.1	0.1	45.1	0.4	0.3	21.6	0.5	0.4	42.1
Transportation revenues	0.6	0.7	(12.9)	2.6	2.7	(4.1)	3.6	3.5	2.1
Total gas operating revenues	$5.0	$5.4	(6.5)	$33.4	$36.5	(8.6)	$47.8	$53.0	(9.9)
Cost of gas sold	1.2	1.6	(21.1)	16.0	18.9	(15.6)	23.7	29.0	(18.4)
Gas operating revenues over cost of gas in rates	$3.8	$3.8	(0.6)	$17.4	$17.6	(1.0)	$24.1	$24.0	0.3

(1) Other includes other public authorities and interdepartmental usage.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Operating Revenues and bcf Sales

Gas retail sales decreased 5.3% during the third quarter of 2011 as compared to 2010. Residential and industrial sales decreased during the period primarily due to customer contraction. Commercial sales increased 0.7% during the third quarter of 2011 as compared to the same period in 2010.

During the third quarter of 2011, gas segment revenues were approximately $5.0 million as compared to $5.4 million in the third quarter of 2010. Our PGA revenue (which represents the cost of gas recovered from our customers) was approximately $1.2 million as compared to $1.6 million in the third quarter of 2010, a decrease of approximately $0.4 million, reflecting the decrease in sales. Our margin (defined as gas operating revenues less cost of gas in rates) was virtually the same for the third quarter of 2011 as compared to the third quarter of 2010.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of September 30, 2011, we had under recovered purchased gas costs of $1.2 million recorded as a regulatory asset and over recovered purchased gas costs of $0.1 million recorded as a regulatory liability. On October 21, 2011, we filed a request with the MPSC for an increase in the PGA for our gas customers.

Operating Revenue Deductions

Total other operating expenses were virtually the same during the third quarter of 2011 as compared to the third quarter of 2010.

Our gas segment had a net loss of $0.4 million for the third quarter of 2011 as compared to a net loss of $0.4 million for the third quarter of 2010. These losses are not unexpected due to the seasonality of the gas segment whose heating season runs from November to March of each year.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Revenues and bcf Sales

Gas retail sales were virtually the same for the nine months ended September 30, 2011 and September 30, 2010. Residential and industrial sales decreased 1.6% and 1.5%, respectively, while commercial sales increased 3.4%.

During the nine months ended September 30, 2011, gas segment revenues were approximately $33.4 million as compared to $36.5 million in the nine months ended September 30, 2010, a decrease of $3.1 million. This decrease was largely driven by a lower PGA that went into effect November 2, 2010. During the nine months ended September 30, 2011, our PGA revenue was approximately $16.0 million as compared to $18.9 million during the nine months ended September 30, 2010, a decrease of approximately $2.9 million. Our margin was $0.2 million less during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Operating Revenue Deductions

Total other operating expenses were $6.2 million for the nine months ended September 30, 2011, as compared to $7.1 million for the nine months ended September 30, 2010. This decrease was mainly due to a $0.4 million decrease in uncollectible accounts expense, a $0.2 million decrease in employee pension expense, a $0.2 million decrease in general labor expense, and a $0.2 million decrease in rents expense, partially offset by a $0.1 million increase in distribution expense.

Our gas segment had net income of $1.8 million for the nine months ended September 30, 2011, as compared to $1.6 million for the nine months ended September 30, 2010.

Twelve Months Ended September 30, 2011 Compared to Twelve Months Ended September 30, 2010

Operating Revenues and bcf Sales

Gas retail sales decreased 3.5% during the twelve months ended September 30, 2011, reflecting customer contraction. Residential, commercial and industrial sales decreased 4.3%, 2.0%, and 2.4%, respectively during the twelve months ended September 30, 2011.

During the twelve months ended September 30, 2011, gas segment revenues were approximately $47.8 million as compared to $53.0 million in the twelve months ended September 30, 2010, a decrease of $5.2 million. This decrease was largely driven by a decrease in the PGA that went into effect November 2, 2010. During the twelve months ended September 30, 2011, our PGA revenue was approximately $23.7 million as compared to $29.0 million during the twelve months ended September 30, 2010, a decrease of approximately $5.3 million. Our margin was $0.1 million more during the twelve months ended September 30, 2011 as compared to the twelve months ended September 30, 2010.

Operating Revenue Deductions

Total other operating expenses were $8.5 million for the twelve months ended September 30, 2011, as compared to $9.6 million for the twelve months ended September 30, 2010. This decrease was mainly due to a $0.5 million decrease in employee pension expense, a $0.4 million decrease in uncollectible accounts expense and a $0.2 million decrease in rents expense.

Our gas segment had net income of $2.8 million for the twelve months ended September 30, 2011, as compared to $2.5 million for the twelve months ended September 30, 2010.

Consolidated Company

Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30, 2011:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2011	2010	2011	2010	2011	2010
Consolidated provision for income taxes	$15.7	$11.9	$28.5	$26.3	$32.7	$29.7
Consolidated effective federal and state income tax rates	38.3%	34.2%	38.1%	40.4%	37.4%	38.8%

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

	Three Months Ended		Nine Months Ended		Twelve Months Ended
($ in millions)	2011	2010	2011	2010	2011	2010
Allowance for equity funds used during construction	$0.1	$0.8	$0.1	$4.5	$0.2	$6.6
Allowance for borrowed funds used during construction	0.1	0.8	0.2	5.6	0.2	7.3
Total AFUDC	$0.2	$1.6	$0.3	$10.1	$0.4	$13.9

Total interest charges on long-term and short-term debt for the periods ended September 30, 2011 are shown below. The changes in long-term debt interest for all periods presented reflect the redemption of $48.3 million aggregate principal amount of our Senior Notes, 7.05% Series due 2022, which were redeemed on August 27, 2010, and replaced by $50 million principal amount 5.20% first mortgage bonds issued August 25, 2010. The changes in long-term debt interest for the nine-months ended and twelve-months ended periods also reflects the redemption of 6.5% first mortgage bonds on April 1, 2010 and the redemption of our 8.5% trust preferred securities on September 28, 2010, which were replaced by 4.65% first mortgage bonds issued May 28, 2010. The decreases in short-term debt interest for each period primarily reflect lower levels of borrowing.

	Interest Charges
	($ in millions)
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2011	2010	Change*	2011	2010	Change	2011	2010	Change
Long-term debt interest	$10.7	$10.8	(1.0)%	$31.9	$31.3	1.9%	$42.6	$42.0	1.5%
Short-term debt interest	0.0	0.1	(80.1)	0.1	0.6	(88.5)	0.1	0.7	(87.1)
Trust preferred securities interest	—	—	—	—	2.1	(100.0)	—	3.2	(100.0)
Iatan 1 and 2 carrying charges*	—	(0.8)	104.4	(2.1)	(1.9)	(9.4)	(3.4)	(2.4)	(42.0)
Other interest	0.3	0.2	29.9	0.7	0.6	11.4	0.9	0.8	11.0
Total interest charges	$11.0	$10.3	6.3	$30.6	$32.7	(6.5)	$40.2	$44.3	(9.2)

*Beginning in the second quarter of 2009, we deferred Iatan 1 carrying charges to reflect construction accounting in accordance with our agreement with the MPSC that allowed deferral of certain costs until the environmental upgrades to Iatan 1 were included in our rate base. We began deferring Iatan 2 carrying charges in the third quarter of 2010. Deferral ended when the plant was placed in rates. Iatan 1 was placed in rates in September 2010. Iatan 2 was placed in rates June 15, 2011. See Note 3 and Rate Matters below for additional information regarding carrying charges.

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

The following table sets forth information regarding electric and gas rate increases since January 1, 2008:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri – Electric	September 28, 2010	$18,700,000	4.70%	June 15, 2011
Missouri – Electric	October 29, 2009	$46,800,000	13.40%	September 10, 2010
Missouri – Electric	October 1, 2007	$22,040,395	6.70%	August 23, 2008
Kansas – Electric	November 4, 2009	$2,800,000	12.4%	July 1, 2010
Oklahoma – Electric	January 28, 2011	$1,063,100	9.32%	March 1, 2011
Oklahoma – Electric	March 25, 2010	$1,456,979	15.70%	September 1, 2010
Arkansas - Electric	August 19, 2010	$2,104,321	19.00%	April 13, 2011
Missouri – Gas	June 5, 2009	$2,600,000	4.37%	April 1, 2010

Electric Segment

Missouri

2010 Rate Case

On September 28, 2010, we filed a rate increase request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $36.5 million, or 9.2% to recover the Iatan 2 costs and other cost of service items not included in our 2009 Missouri rate case, effective September 10, 2010. A settlement agreement among the parties to the case was reached and filed with the MPSC on May 27, 2011 reflecting an overall annual increase in rates of $18.7 million, or approximately 4.7% effective on June 15, 2011. Due to rate design changes, this rate increase, however, will primarily impact our winter season rates which generally run from October through May. Also as part of the settlement, regulatory amortization expense of $14.5 million annually and construction accounting terminated as of June 15, 2011. The MPSC approved the settlement agreement on June 1, 2011 and the new rates became effective on June 15, 2011.

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

A stipulated agreement was filed on May 12, 2010, calling for an annual increase of $46.8 million, provided the Plum Point Generating Station met its in-service criteria by August 15, 2010. If the in-service criteria were not met by such date, a base rate increase of $33.1 million was stipulated. The Plum Point Generating Station completed its in-service criteria testing on August 12, 2010, with an in-service date of August 13, 2010, thus new rates, providing for the full increase of $46.8 million, were effective September 10, 2010. The $46.8 million authorized increase in annual revenues includes $36.8 million in base rate revenue and $10 million in regulatory amortization. The regulatory amortization, which is treated as additional book depreciation for rate-making purposes and is reflected in the financial statements, was granted to provide additional cash flow through rates. This regulatory amortization is related to our investments in facilities and environmental upgrades completed during the recent construction cycle. As agreed in our regulatory plan, we used construction accounting for our Iatan 2 project. As noted above, regulatory amortization expense of $14.5 million annually and construction accounting terminated as of June 15, 2011 as a result of our

2010 rate case. (See Note 3 and Note 7 of “Notes to Consolidated Financial Statements”). We also agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981 to 2008 and totaled approximately $11.1 million. We had previously recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million in the first quarter of 2010. Amortization of the remaining regulatory tax asset began during the third quarter of 2011.

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

On October 2, 2008, the OPC and intervenors Praxair, Inc. and Explorer Pipeline Company filed Petitions for Writ of Review with the Cole County Circuit Court. These actions were consolidated into one proceeding, briefs were filed and the Cole County Circuit Court heard oral arguments on September 29, 2009. The Cole County Circuit Court issued a ruling on December 31, 2009, affirming the Commission’s Report and Order. OPC, Praxair and Explorer Pipeline filed appeals with the Western District Court of Appeals. On August 2, 2011, the Western District Court of Appeals issued a ruling affirming the Commission’s Report and Order.

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

Arkansas

On August 19, 2010, we filed a rate increase request with the Arkansas Public Service Commission (APSC) for an annual increase in base rates for our Arkansas electric customers in the amount of $3.2 million, or 27.3%. On February 2, 2011 we entered into a unanimous settlement agreement with the parties involved. The settlement included a general rate increase of $2.1 million, or 19%. The APSC approved the settlement on April 12, 2011 with the new rates effective April 13, 2011.

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

COMPETITION

Electric Segment

SPP-RTO

SPP Regional Transmission Development:  On October 27, 2009, the Southwest Power Pool Board of Directors (SPP BOD) endorsed a new transmission cost allocation method to replace the existing FERC accepted cost allocation method for new transmission facilities needed to continue to reliably and economically serve SPP customers, including ours, well into the future. On April 19, 2010, SPP filed revisions to its OATT to adopt a new highway/byway cost allocation methodology which require SPP BOD approved transmission projects of 300 kV or larger to be funded by the region at 100%, transmission projects between 100 kV and 300 kV to receive 33% regional funding with individual constructing zones to pay 67% of those projects built within the zone. For projects under 100kV, the constructing zones would pay 100% of the cost. On May 17, 2010, we filed a joint protest at the FERC with other SPP members based on our disagreement with the SPP on the allocation percentages and various other issues. On June 17, 2010, the FERC unconditionally approved the new highway/byway cost allocation method. We and other members of the SPP filed a Request for Rehearing on July 19, 2010. On October 20, 2011, the FERC issued its Order on Rehearing denying our request to review various aspects of its June 17, 2010 order. Our decision to seek an appeal or petition for review of the FERC’s order to a United States Court of Appeals is pending. To date, the SPP’s BOD has approved over $1.4 billion in highway/byway projects to be constructed by 2017. As these projects are constructed, we will be allocated a share of the costs of the projects pursuant to the FERC accepted cost allocation method. We expect that these costs will be recoverable in future rates.

Other FERC Activity

On July 21, 2011, the FERC issued Order No. 1000 (Transmission Planning and Cost Allocation by Transmission Owning and Operating Public Utilities). Order 1000 requires all public utility transmission providers to (among other things) facilitate non-incumbent transmission developer participation in regional transmission planning by removing from FERC-approved tariffs and agreements any language creating a federal right of first refusal (ROFR) for an incumbent transmission provider to construct transmission facilities selected in a regional transmission plan for cost allocation. As a transmission owning member of the SPP RTO, this could directly affect our rights to build transmission facilities within our service territory. A second key element of Order 1000 directed transmission providers to develop policy and procedures for interregional transmission coordination and interregional cost allocation. Since we are on the southeastern seam of the SPP, this policy will most likely have a direct impact on our customers, primarily through a potential reduction to our production costs as a result of greater access to lower cost power from within the SPP and across this seam and the possible reduction because of the cost sharing for new transmission projects. We will continue to participate in the SPP stakeholder processes to understand the impact of Order 1000 on our ability to construct new facilities within our service territory as well as its influence on promoting construction of transmission projects on/near our borders with our seams neighbors. Compliance filings to address the ROFR requirements are currently scheduled to be due October 11, 2012 and April 13, 2013 for interregional/seams planning and cost allocation.

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

Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide the majority of the funds required for the remainder of 2011 for our budgeted capital expenditures (as discussed in “Capital Requirements and Investing Activities” below). We believe the amounts available to us under our credit facilities and the issuance of debt and equity securities together with this cash provided by operating activities will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

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

Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2011	2010	Change
Cash provided by/(used in):
Operating activities	$106.7	$103.7	$3.0
Investing activities	(69.7)	(81.0)	11.3
Financing activities	(42.7)	(13.6)	(29.1)
Net change in cash and cash equivalents	$(5.7)	$9.1	$(14.8)

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

Nine Months Ended September 30, 2011 Compared to 2010.  During the nine months ended September 30, 2011, our net cash flows provided from operating activities increased $3.0 million or 2.9% from 2010. This change resulted from the following:

•                  Change in net income - $7.3 million.

•                  Changes in depreciation and amortization, reflecting increased regulatory amortization, plant in service and fuel deferral amortization - $12.3 million

•                  Changes in pension and other post retirement benefit costs due to the result of $27.7 million in additional pension contributions during the nine months ended September 30, 2011 compared to 2010 — $(17.2) million.

•                  Increased deferrals for income taxes, reflecting positive impacts for accelerated tax depreciation and deferring taxability of the 2010 SWPA payment- $11.3 million.

•                  Changes in investment tax credits, reflecting 2010 receipt of Iatan 2 credits - $(17.6) million.

•                  Lower equity AFUDC - $4.3 million

•                  Changes in receivables due to lower unbilled revenues and income tax refunds collected - $14.0 million.

•                  Increased natural gas purchases and supplies for new and existing generation plants — $(7.9) million.

•                  Changes in accounts payable mostly due to storm related activities - $12.4 million.

•                  Changes in prepaid expenses and deferred charges mostly reflecting certain regulatory treatment of fuel charges and carrying costs - $(7.9) million.

•                  Changes in accrued interest and taxes - $(2.0) million.

•                  Changes in other liabilities, mostly reflecting customer fuel adjustments - $4.9 million.

•                  Changes reflecting the receipt of SWPA minimum flows payment in 2010 - $(26.6) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $11.3 million during the nine months ended September 30, 2011, as compared to the same period in 2010.

Our capital expenditures incurred totaled approximately $76.5 million during the nine months ended September 30, 2011, compared to $78.9 million for the nine months ended September 30, 2010. The decrease was primarily the result of a decrease in new generation construction partially offset by increased storm expense due to the May 2011 tornado.

A breakdown of the capital expenditures for the nine months ended September 30, 2011 and 2010 is as follows:

Capital Expenditures
(in millions)	2011	2010
Distribution and transmission system additions	$33.0	$25.1
New Generation — Plum Point Energy Station	—	6.6
New Generation — Iatan 2	3.8	38.3
Storms	15.1	0.1
Additions and replacements — electric plant	8.9	5.0
Gas segment additions and replacements	2.7	1.4
Transportation	2.8	1.0
Other (including retirements and salvage -net) (1)	7.2	(0.9)
Subtotal	73.5	76.6
Non-regulated capital expenditures (primarily fiber optics)	3.0	2.3
Subtotal capital expenditures incurred (2)	76.5	78.9
Adjusted for capital expenditures payable (3)	(6.7)	2.2
Total cash outlay	$69.8	$81.1

(1) Other includes equity AFUDC of $(0.2) million and $(4.5) million for 2011 and 2010, respectively.

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

100% of our cash requirements for capital expenditures during the nine months ended September 30, 2011 were satisfied internally from operations (funds provided by operating activities less dividends paid). We estimate that our capital expenditures (excluding AFUDC) for the remainder of 2011 will be approximately $28.3 million and for 2012 through 2016 will be as follows:

	2012		2013		2014	2015	2016
Estimated Capital Expenditures	$147.2	(1)	$194.8	(1)	$176.9	$285.0	$137.4

(1) 2012 and 2013 estimates have been reduced by $7.0 million and $1.0 million, respectively, due to expected insurance proceeds related to substation damage from the tornado.

The largest expenditures for the years 2012-2014 include environmental upgrades at Asbury and the year 2015 includes the possible purchase, pursuant to our option, of an undivided ownership interest in 50 megawatts of capacity at the Plum Point Energy Station. No decision has yet been made to exercise this option.

We estimate that internally generated funds will provide 100% of the funds required for our annual 2011 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts, if needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows used in financing activities increased $29.1 million during the first nine months of 2011 as compared to the same period in 2010, primarily due to a decrease in proceeds (net of repayments of long-term debt) received from new issuances of long term debt and equity in 2011 as compared to 2010.

On January 28, 2011, we filed a $400 million shelf registration statement with the SEC covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. This shelf registration statement became effective on February 7, 2011. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250 million of such securities in the form of first mortgage bonds. We plan to use proceeds under this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs during the three-year effective period.

On January 26, 2010, we entered into the Second Amended and Restated Unsecured Credit Agreement which amended and restated our unsecured $150 million revolving credit facility. This agreement extended the termination date of the revolving credit facility from July 15, 2010 to January 26, 2013.

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios would result in an event of default under the credit facility and would prohibit us from borrowing funds thereunder. As of September 30, 2011, we are in compliance with these ratios. Our total indebtedness is 50.5% of our total capitalization as of September 30, 2011 and our EBITDA is 5.25 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2011. However, $4.0 million was used to back up our outstanding commercial paper.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2011, would permit us to issue approximately $494.1 million of new first mortgage bonds based on this test with an assumed interest rate of 6.0%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At September 30, 2011, we had retired bonds and net property additions which

Would enable the issuance of at least $664.4 million principal amount of bonds if the annual interest requirements are met. As of September 30, 2011, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of September 30, 2011, this test would allow us to issue approximately $9.8 million principal amount of new first mortgage bonds.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa2	BBB-
First Mortgage Bonds	BBB+	A3	BBB+
Senior Notes	BBB	Baa2	BBB-
Commercial Paper	F3	P-2	A-3
Outlook	Stable	Stable	Stable

*Not rated

On March 10, 2011, Standard & Poor’s revised its outlook on us from stable to positive and affirmed the corporate credit rating at BBB-, citing greater-than-expected improvement in our financial condition from the winding down of our heavy construction program, sale of $120 million of common stock in 2010, rate increases and enhanced cost recovery via new rate riders. On May 27, 2011 Standard & Poor’s revised our rating outlook to stable from positive after the May 22, 2011 tornado. On May 14, 2010, Moody’s upgraded our First Mortgage Bonds from Baa1 to A3 and upgraded its outlook from negative to stable. On April 14, 2011, and again on May 26, 2011 after the May 22, 2011 tornado, Moody’s reaffirmed all of our other ratings. On April 1, 2010, Fitch revised their rating outlook on us to stable. On March 24, 2011, Fitch revised our commercial paper rating from F2 to F3 and reaffirmed our other ratings. The rating action was not based on a specific action or event on our part, but reflected their traditional linkage of long-term and short-term Issuer Default Ratings.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not significantly changed at September 30, 2011, compared to December 31, 2010 with the exception of our estimate for pension and post retirement benefits funding. Upon completion of the final actuarial calculations, our estimate for 2011 pension benefit funding was lowered by $1.5 million, from $21.4 million to $19.9 million, and post retirement benefit obligation funding estimates were reduced by $2.2 million, from $5.7 million to $3.5 million.

DIVIDENDS

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). In response to the expected loss of revenues resulting from the May 22, 2011 tornado, our level of retained earnings and other relevant factors, our Board of Directors suspended our quarterly dividend for the third and fourth quarters of 2011. Based on current conditions and knowledge, at the October 2011 meeting, the Board of Directors reaffirmed their expectation to re-establish the dividend at an approximate level of $0.25 per quarter beginning with the first quarter of 2012.

Our diluted earnings per share were $1.11 for the nine months ended September 30, 2011 and were $1.17 and $1.18 for the years ended December 31, 2010 and 2009, respectively. Dividends paid per share were $0.64 for the nine months ended September 30, 2011 and $1.28 for each of the years ended December 31, 2010 and 2009.

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

CRITICAL ACCOUNTING POLICIES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2011.

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

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of October 21, 2011, 44%, or 0.3 million Dths, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2011 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at September 30, 2011, our natural gas cost would increase by approximately $0.9 million based on our September 30, 2011, total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of September 30, 2011, we have 1.5 million Dths in storage on the three pipelines that serve our customers. This represents 76% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of September 30, 2011 (in thousands). However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	790,000	222,200	1,532,769	70%
Second	Up to 50%	310,000	—	—	7%
Third	Up to 20%	—	—	—	—%
Total		1,100,000	222,200	1,532,769

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at September 30, 2011 and December 31, 2010. There were no margin deposit liabilities at these dates.

(in millions)	September 30, 2011	December 31, 2010
Margin deposit assets	$4.8	$3.9

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at September 30, 2011, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$11.0
Net unrealized mark-to-market losses for financial natural gas contracts	6.4
Net credit exposure	$17.4

The $6.4 million net unrealized mark-to-market loss for financial natural gas contracts is comprised entirely of unrealized losses that our counterparties are exposed to Empire for. We are holding no collateral from any counterparty since we are below the $10 million mark-to-market collateral threshold in our agreements. As noted above, as of September 30, 2011, we have $4.8 million on deposit for NYMEX contract exposure to Empire, of which $4.7 million represents our collateral requirement. In addition, if NYMEX gas prices decreased 25% from their September 30, 2011, levels, we would be required to post an additional $2.8 million in collateral. If these prices increased 25%, our collateral requirement would decrease $2.8 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Platte County Levee Lawsuit

On May 22, 2009, a suit was filed in the Circuit Court of Platte County Missouri by several individuals and Class Representatives alleging damages to land, structures, equipment and devastation of crops due to inappropriate management of the levee system around the Iatan Generating Station, of which we are 12% owners. This matter was set for trial beginning November 7, 2011, but has now been rescheduled for March 14, 2012. We are unable to predict the outcome of the law suit or estimate the amount of damages, if any.

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5.  Other Information.

For the twelve months ended September 30, 2011, our ratio of earnings to fixed charges was 2.89x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)           Exhibits.

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, nine and twelve month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

November 7, 2011