Form 10-Q
period 2012-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2012-05-07
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, 42,158,156 shares of common stock were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(000’s except per share amounts)
Operating revenues:
Electric and water	$119,726	$128,360
Gas	15,683	20,989
Other	1,735	1,379
	137,144	150,728
Operating revenue deductions:
Fuel and purchased power	45,229	54,217
Cost of natural gas sold and transported	8,581	12,040
Regulated operating expenses	23,348	19,715
Other operating expenses	598	475
Maintenance and repairs	9,124	9,242
Depreciation and amortization	14,935	17,333
Provision for income taxes	6,084	7,269
Other taxes	8,435	8,589
	116,334	128,880

Operating income	20,810	21,848

Other income and (deductions):
Allowance for equity funds used during construction	50	—
Interest income	179	23
Benefit/(provision) for other income taxes	(115)	24
Other - non-operating expense, net	(227)	(285)
	(113)	(238)
Interest charges:
Long-term debt	10,654	10,633
Short-term debt	30	31
Allowance for borrowed funds used during construction	(48)	(23)
Other	257	(953)
	10,893	9,688
Net income	$9,804	$11,922

Weighted average number of common shares outstanding - basic	42,047	41,665

Weighted average number of common shares outstanding — diluted	42,075	41,707

Total earnings per weighted average share of common stock — basic and diluted	$0.23	$0.29

Dividends declared per share of common stock	$0.25	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	March 31,
	2012	2011
	(000’s except per share amounts)
Operating revenues:
Electric and water	$515,641	$499,042
Gas	41,124	47,314
Other	6,521	5,754
	563,286	552,110
Operating revenue deductions:
Fuel and purchased power	191,268	202,831
Cost of natural gas sold and transported	19,302	23,545
Regulated operating expenses	89,075	80,090
Other operating expenses	2,221	1,937
Maintenance and repairs	40,923	38,206
Loss on plant disallowance	150	—
Depreciation and amortization	61,138	62,804
Provision for income taxes	32,886	27,850
Other taxes	30,426	28,582
	467,389	465,845

Operating income	95,897	86,265

Other income and (deductions):
Allowance for equity funds used during construction	343	2,797
Interest income	712	129
Benefit/(provision) for other income taxes	(366)	6
Other - non-operating expense, net	(1,224)	(1,077)
	(535)	1,855
Interest charges:
Long-term debt	42,603	42,107
Trust preferred securities	—	1,027
Short-term debt	85	417
Allowance for borrowed funds used during construction	(243)	(3,245)
Other	63	(2,918)
	42,508	37,388

Net income	$52,854	$50,732

Weighted average number of common shares outstanding - basic	41,946	41,300

Weighted average number of common shares outstanding — diluted	41,968	41,324

Total earnings per weighted average share of common stock — basic and diluted	$1.26	$1.23

Dividends declared per share of common stock	$0.57	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	($-000’s)

Net income	$9,804	$11,922

Comprehensive income	$9,804	$11,922

	Twelve Months Ended
	March 31,
	2012	2011
	($-000’s)

Net income	$52,854	$50,732
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	5,814
Net change in fair market value of open derivative contracts for period	—	(361)
Income taxes	—	(2,078)

Comprehensive income	$52,854	$54,107

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
	($-000’s)
Assets
Plant and property, at original cost:
Electric and water	$2,094,840	$2,074,748
Natural gas	67,263	66,918
Other	35,584	34,984
Construction work in progress	36,891	24,141
	2,234,578	2,200,791
Accumulated depreciation and amortization	649,363	637,139
	1,585,215	1,563,652

Current assets:
Cash and cash equivalents	2,269	5,408
Restricted cash	4,357	4,357
Accounts receivable — trade, net of allowance of $1,505 and $1,138, respectively	41,677	42,296
Accrued unbilled revenues	10,978	20,326
Accounts receivable — other	19,441	16,269
Fuel, materials and supplies	62,193	62,239
Prepaid expenses and other	11,874	14,629
Regulatory assets	3,885	7,724
	156,674	173,248
Noncurrent assets and deferred charges:
Regulatory assets	231,428	231,922
Goodwill	39,492	39,492
Unamortized debt issuance costs	9,040	9,331
Other	4,610	4,190
	284,570	284,935
Total Assets	$2,026,459	$2,021,835

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2012	December 31, 2011
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 42,114,630 and 41,977,725 shares issued and outstanding, respectively	$42,115	$41,978
Capital in excess of par value	621,306	618,304
Retained earnings	32,997	33,707
Total common stockholders’ equity	696,418	693,989

Long-term debt (net of current portion):
Obligations under capital lease	4,666	4,739
First mortgage bonds and secured debt	399,764	487,948
Unsecured debt	199,590	199,572
Total long-term debt	604,020	692,259
Total long-term debt and common stockholders’ equity	1,300,438	1,386,248

Current liabilities:
Accounts payable and accrued liabilities	43,605	59,307
Current maturities of long-term debt	75,773	933
Short-term debt	22,500	12,000
Customer deposits	11,671	11,428
Interest accrued	12,022	5,958
Unrealized loss in fair value of derivative contracts	6,171	4,769
Taxes accrued	7,177	2,634
	178,919	97,029
Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	131,667	128,440
Deferred income taxes	268,577	263,933
Unamortized investment tax credits	19,165	19,226
Pension and other postretirement benefit obligations	102,071	103,371
Unrealized loss in fair value of derivative contracts	6,028	5,081
Other	19,594	18,507
	547,102	538,558
Total Capitalization and Liabilities	$2,026,459	$2,021,835

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	($-000’s)
Operating activities:
Net income	$9,804	$11,922
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	20,846	22,796
Pension and other postretirement benefit costs, net of contributions	1,035	(11,768)
Deferred income taxes and unamortized investment tax credit, net	6,495	8,537
Allowance for equity funds used during construction	(50)	—
Stock compensation expense	871	867
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	6,795	6,052
Fuel, materials and supplies	46	1,001
Prepaid expenses, other current assets and deferred charges	(1,281)	(4,070)
Accounts payable and accrued liabilities	(18,254)	(15,066)
Interest, taxes accrued and customer deposits	10,850	9,556
Accumulated provision — rate refunds	—	375
Other liabilities and other deferred credits	1,970	3,829

Net cash provided by operating activities	39,127	34,031

Investing activities:
Capital expenditures — regulated	(30,355)	(16,957)
Capital expenditures and other investments — non-regulated	(699)	(292)

Net cash used in investing activities	(31,054)	(17,249)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,230	3,073
Net short-term borrowings/(repayments)	10,500	(13,000)
Repayment of first mortgage bonds	(13,200)	—
Dividends	(10,514)	(13,337)
Other	(228)	(212)

Net cash used in financing activities	(11,212)	(23,476)

Net decrease in cash and cash equivalents	(3,139)	(6,694)

Cash and cash equivalents at beginning of period	5,408	14,499

Cash and cash equivalents at end of period	$2,269	$7,805

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

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2011, of which there were none.

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

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding recently issued and proposed accounting standards.

Note 3— Regulatory Matters

The Missouri Public Service Commission (MPSC) approved a joint settlement agreement allowing us to defer actual incremental operating and maintenance expenses associated with the repair, restoration and rebuilding activities resulting from the tornado which hit our service territory on May 22, 2011. In addition, depreciation related to the capital expenditures will be deferred and a carrying charge will be accrued. These amounts, which were approximately $2.0 million as of March 31, 2012, have been recorded as a regulatory asset.

As part of a stipulated agreement in our 2009 Kansas rate case, approved by the KCC on June 25, 2010, we also deferred depreciation and operating and maintenance expense on both Plum Point and Iatan 2 from their respective in-service dates until the effective date for rates from the next Kansas case, which was January 1, 2012. These deferrals will be recovered over a 4 year period.

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	March 31, 2012	December 31, 2011
Regulatory Assets:
Under recovered purchased gas costs — gas segment - current	$224	$211
Under recovered electric fuel and purchased power costs — current	3,661	7,513
Regulatory assets, current(1)	3,885	7,724
Pension and other postretirement benefits(2)	118,417	121,058
Income taxes	49,330	49,631
Deferred construction accounting costs(3)	17,087	17,095
Unamortized loss on reacquired debt	11,333	11,610
Unsettled derivative losses — electric segment	10,117	7,839
System reliability — vegetation management	7,218	6,569
Storm costs(4)	5,025	5,303
Asset retirement obligation	4,568	3,571
Customer programs	3,718	3,408
Unamortized loss on interest rate derivative	1,383	1,462
Other	696	1,420
Under recovered purchased gas costs — gas segment	627	1,281
Deferred operating and maintenance expense	1,676	1,444
Under recovered electric fuel and purchased power costs	233	231
Regulatory assets, long-term	231,428	231,922
Total Regulatory Assets	$235,313	$239,646

	March 31, 2012	December 31, 2011
Regulatory Liabilities:
Costs of removal	75,923	73,562
SWPA payment for Ozark Beach lost generation	24,418	25,074
Income taxes	12,270	12,337
Deferred construction accounting costs — fuel(3)	8,266	8,304
Unamortized gain on interest rate derivative	3,669	3,711
Pension and other postretirement benefits(5)	2,675	2,939
Over recovered electric fuel and purchased power costs	4,446	2,513
Other	—	—
Regulatory liabilities, long-term	131,667	128,440
Total Regulatory Liabilities	$131,667	$128,440

(1)  Reflects over and under recovered costs expected to be returned or recovered, as applicable, within the next 12 months in Missouri, Kansas and Oklahoma rates.

(2) Primarily reflects regulatory assets resulting from the unfunded portion of our pension and OPEB liabilities and regulatory accounting for EDG acquisition costs. Approximately $0.1 million in pension and other postretirement benefit costs have been recognized since January 1, 2012 to reflect the amortization of the regulatory assets that were recorded at the time of the EDG acquisition of the Aquila, Inc. gas properties.

(3)  Reflects the deferral of depreciation, operations and maintenance and carrying costs relating to Iatan 1 and Iatan 2 in accordance with our 2005 regulatory plan, as well as Plum Point construction costs incurred subsequent to February 28, 2010. All of these deferrals ended when recovery in rates began and these costs are now being amortized over the life of the plants. The regulatory plan also required us to continue to defer the fuel and purchased power expense impacts of Iatan 2, which are recorded in Non-Current Regulatory Liabilities.

Balances as of March 31, 2012	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
Iatan 1	$2,715	1,358	1,645	$5,718
Iatan 2	$3,873	4,279	2,718	$10,870
Plum Point	$65	276	158	$499
Total				$17,087

Balances as of December 31, 2011	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
Iatan 1	$2,728	1,363	1,652	$5,743
Iatan 2	$3,891	4,271	2,728	$10,890
Plum Point	$65	239	158	$462
Total				$17,095

(4)  Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado.

(5) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension and other postretirement benefit costs. Since January 1, 2012, regulatory liabilities and corresponding expenses have been reduced by less than $0.1 million as a result of ratemaking treatment.

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

As of March 31, 2012 and December 31, 2011, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		March 31,	December 31,
ASSET DERIVATIVES		2012	2011
Non-designated hedging instruments due to regulatory accounting	Balance Sheet Classification	Fair Value	Fair Value
	Non-current assets and deferred charges — Other	$12	$2

Total derivatives assets		$12	$2

LIABILITY DERIVATIVES
Non-designated as hedging instruments due to regulatory accounting		March 31, 2012	December 31, 2011
Natural gas contracts, gas segment	Current liabilities	$1,097	$967
	Non-current liabilities and deferred credits	3	86

Natural gas contracts, electric segment	Current liabilities	5,074	3,802
	Non-current liabilities and deferred credits	6,025	4,995
Total derivatives liabilities		$12,199	$9,850

Electric

At March 31, 2012, approximately $5.1 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

The following tables set forth the actual pre-tax gains/(losses) and the mark to market effect of unsettled positions from the qualified portion of our hedging activities for settled contracts for the electric segment for each of the periods ended March 31, (in thousands):

	Income Statement Classification of	Amount of Gain / (Loss) Reclassed from OCI into Income (Effective portion)
Derivatives in Cash Flow Hedging	Gain / (Loss) on	Three Months Ended		Twelve Months Ended
Relationships - Electric Segment	Derivative	2012	2011	2012	2011
Commodity contracts	Fuel and purchased power expense	$—	$—	$—	$(5,814)

Total Effective - Electric Segment		$—	$—	$—	$(5,814)

	Statement of	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective portion)
Derivatives in Cash Flow Hedging	Comprehensive	Three Months Ended		Twelve Months Ended
Relationships - Electric Segment	Income	2012	2011	2012	2011
Commodity contracts	Fuel and purchased power expense	$—	$—	$—	$(361)

Total Effective - Electric Segment		$—	$—	$—	$(361)

There were no “mark-to-market” pre-tax gains/(losses) from ineffective portions of our hedging activities for the electric segment for the periods ended March 31, 2012 and 2011, respectively.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended March 31, (in thousands):

Non-Designated Hedging Instruments	Balance Sheet	Amount of Gain / (Loss) Recognized on Balance Sheet
— Due to Regulatory Accounting	Classification of Gain /	Three Months Ended		Twelve Months Ended
Electric Segment	(Loss) on Derivative	2012	2011	2012	2011

Commodity contracts — electric segment	Regulatory (assets)/liabilities	$(2,302)	$632	$(9,899)	$(2,037)
Total Electric Segment		$(2,302)	$632	$(9,899)	$(2,037)

Non-Designated Hedging Instruments	Statement of Operations	Amount of Gain / (Loss) Recognized in Income on Derivative
— Due to Regulatory Accounting	Classification of Gain /	Three Months Ended		Twelve Months Ended
Electric Segment	(Loss) on Derivative	2012	2011	2012	2011

Commodity contracts	Fuel and purchased power expense	$(24)	$160	$(2,416)	$(592)
Total Electric Segment		$(24)	$160	$(2,416)	$(592)

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

As of March 31, 2012, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2012 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

Dth Hedged

Year	% Hedged	Physical	Financial	Average Price
Remainder 2012	66%	2,111,000	1,110,000	$6.363
2013	44%	2,020,000	1,440,000	$6.079
2014	20%	460,000	1,240,000	$5.514
2015	11%	—	1,010,000	$5.439
2016	—	—	—	—

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

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of March 31, 2012, we had 0.8 million Dths in storage on the three pipelines that serve our customers. This represents 37% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of March 31, 2012 (in thousands).

Season	Minimum % Hedged	Dth Hedged — Financial	Dth Hedged — Physical	Dth in Storage	Actual % Hedged
Current	50%	780,000	81,770	756,565	48%
Second	Up to 50%	100,000	—	—	2%
Third	Up to 20%	—	—	—	—
Total		880,000	81,770	756,565

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

Non-Designated Hedging	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain or (Loss) on	Three Months Ended		Twelve Months Ended
Accounting — Gas Segment	Derivative	2012	2011	2012	2011

Commodity contracts	Regulatory assets	$(655)	$(96)	$(2,475)	$(595)

Total - Gas Segment		$(655)	$(96)	$(2,475)	$(595)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on March 31, 2012 is $3.1 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2012, we would have been required to post $3.1 million of collateral with one of our counterparties. On March 31, 2012, we had no collateral posted with this counterparty.

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

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of March 31, 2012 and December 31, 2011:

($ in 000’s)

	Fair Value Measurements at Reporting Date Using
Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

		March 31, 2012
Net derivative liabilities*	$(12,187)	$(12,187)	$—	$—

		December 31, 2011
Net derivative liabilities*	$(9,848)	$(9,848)	$—	$—

*The only recurring measurements are derivative related and assets and liabilities are netted together in the table above.

Long-Term Debt

The carrying amount of our total debt exclusive of capital leases at March 31, 2012, was $674.8 million compared to a fair market value of approximately $726.7 million. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of March 31, 2012 or that will be realizable in the future.

Note 6— Financing

On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024, which is classified as a current liability on the March 31, 2012 balance sheet. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012.

On April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38 million occurred on April 2, 2012 and a second settlement of $50 million is anticipated to occur on or about June 1, 2012. The bonds will mature on April 2, 2027. Interest is payable semi-annually on the bonds on each April 2 and October 2, commencing October 2, 2012. The bonds may be redeemed, at our option, at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. The bonds have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We will use the proceeds from the sale of these bonds to redeem the called bonds discussed above (including to repay short term debt initially used for such purpose). The bonds have been and will be issued under the EDE mortgage. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage.

We have an unsecured revolving credit facility of $150 million in place through January 17, 2017. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2012, we are in compliance with these ratios. Our total indebtedness is 50.2% of our total capitalization as of March 31, 2012 and our EBITDA is 4.8 times our interest charges.  This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at March 31, 2012. However, $22.5 million was used to back up our outstanding commercial paper.

Note 7— Commitments and Contingencies

Legal Proceedings

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

On May 22, 2009, a suit was filed in the Circuit Court of Platte County Missouri by several individuals and Class Representatives alleging damages to land, structures, equipment and devastation of crops due to inappropriate management of the levee system around the Iatan Generating Station, of which we are a 12% owner. This matter was set for trial beginning November 7, 2011, but has now been rescheduled for May 29, 2012. Settlement negotiations are ongoing. We are unable to predict the outcome of the law suit or estimate the amount of damages, if any.

A lawsuit has been filed in Jasper County Circuit Court against us by three of our residential customers, purporting to act on behalf of all Empire customers. These customers are seeking a refund of certain amounts paid for service provided by Empire between January 1, 2007, and December 13, 2007. We will vigorously defend against the claims made against us by these three residential customers. We filed a motion asking the court to dismiss the case on the basis that the plaintiffs have not stated a valid claim. A hearing on our motion was held April 18, 2012. At all times, we charged the three plaintiffs, and all of our customers, the rates approved by and on file with the MPSC from our 2006 rate case. The orders of the MPSC in that case were appealed by the OPC, acting on behalf of the public, and certain industrial customers. The Missouri Court of Appeals affirmed all decisions entered by the MPSC in our 2006 rate case.

Coal, Natural Gas and Transportation Contracts

(in millions)	Firm physical gas and transportation contracts	Coal and coal transportation contracts

April 1, 2012 through December 31, 2012	$25.5	$26.7
January 1, 2013 through December 31, 2014	45.7	46.3
January 1, 2015 through December 31, 2016	24.5	31.4
January 1, 2017 and beyond	17.8	—

In addition to the above, we have signed an agreement with Southern Star Central Pipeline, Inc. to purchase one million Dths of firm gas storage service capacity for our electric business for a period of five years, which began in April 2011. The reservation charge for this storage capacity is approximately $1.1 million annually.

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. In the event that this gas cannot be used at our plants, the gas would be liquidated at market price or put in storage. The firm physical gas and transportation commitments are detailed in the table above.

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

We have a long-term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a 665-megawatt, coal-fired generating facility near Osceola, Arkansas. We began receiving purchased power on September 1, 2010. Commitments under this contract total approximately $32.7 million through August 30, 2015. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015.

We have a 20-year purchased power agreement, which began on December 15, 2008, with Cloud County Windfarm, LLC, owned by EDP Renewables North America LLC (formerly Horizon Wind Energy), Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm located in Cloud County, Kansas. We also have a 20-year contract, which began on December 15, 2005, with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc., to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. Although these agreements are considered operating leases under Generally Accepted Accounting Principles (GAAP), payments for these wind agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in our operating lease obligations. We do not own any portion of these windfarms. See Note 11 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

New Construction

On January 16, 2012, we signed a contract with a third party vendor to complete environmental retrofits at our Asbury plant. The retrofits will include the installation of a pulse-jet fabric filter (baghouse), circulating dry scrubber and powder activated carbon injection system. This equipment will enable us to comply with the recently finalized Mercury and Air Toxics Standard (MATS) as further described in the Environmental Matters below. In total, the costs for this project are estimated to range from $112 million to $130 million, excluding AFUDC. Initial construction costs through March 31, 2012 were $7.9 million for 2012 and $9.2 million for the project to date, excluding AFUDC.

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

Electric Segment

Air

The Federal Clean Air Act (CAA) and comparable state laws regulate air emissions from stationary sources such as electric power plants through permitting and/or emission control and related requirements. These requirements include maximum emission limits on our facilities for sulfur dioxide (SO2), particulate matter, nitrogen oxides (NOx) and mercury. In the future they are also likely to include limits on other hazardous pollutants (HAPs) and so-called greenhouse gases (GHG) such as carbon dioxide (CO2) and methane.

Permits

Under the CAA we have obtained, and renewed as necessary, site operating permits, which are valid for five years, for each of our plants.

Compliance Plan

In order to comply with forthcoming environmental regulations, Empire is taking actions to implement its compliance plan and strategy (Compliance Plan).  While the Cross State Air Pollution Rule (CSAPR) that was set to take effect on January 1, 2012 was stayed in late December 2011 by the District of Columbia Circuit Court of Appeals, the MATS Rules were signed by the Environmental Protection Agency (EPA) Administrator on December 16, 2011 and became effective on April 16, 2012. MATS will require compliance by April 2015 (with flexibility for extensions for reliability reasons).

Our Compliance Plan largely follows the preferred plan presented in our most recent Integrated Resource Plan. Our Compliance Plan calls for the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant by early 2015 at a cost ranging from $112 million to $130 million, excluding AFUDC. Initial construction costs through March 31, 2012 were $7.9 million for 2012 and $9.2 million project to date, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, an 18 megawatt steam turbine that is currently used for peaking purposes. The Compliance Plan also calls for the transition of our Riverton Units 7 and 8 from operation on coal to full operation on natural gas after the summer of 2013.  Riverton Units 7 and 8, along with Riverton Unit 9, a small combustion turbine that requires steam from Unit 7 for start-up, will be retired upon the conversion of Riverton Unit 12, a recently installed simple cycle combustion turbine, to a combined cycle unit. This conversion is currently scheduled to be completed in 2016.

SO2 Emissions

The CAA regulates the amount of SO2 an affected unit can emit. Currently SO2 emissions are regulated by the Title IV Acid Rain Program and the Clean Air Interstate Rule (CAIR). On January 1, 2012, CAIR was to have been replaced by the Cross-State Air Pollution Rule (CSAPR- formerly the Clean Air Transport Rule). But, on December 30, 2011 the District of Columbia Circuit Court of Appeals issued a stay of the CSAPR.  In the meantime, while the case is reviewed, both the Title IV Acid Rain Program and CAIR will remain in effect.

The Mercury Air Toxics Standards (MATS), discussed further below, was signed on December 16, 2011, and will affect SO2 emission rates at our facilities. In addition, the compliance date for the revised SO2 National Ambient Air Quality Standards (NAAQS) is August of 2017; this will also affect SO2 emissions from our facilities. The SO2 NAAQS is discussed in more detail below.

Title IV Acid Rain Program:

Under the Title IV Acid Rain Program, each existing affected unit has been allocated a specific number of emission allowances by the U.S. Environmental Protection Agency (EPA).  Each allowance entitles the holder to emit one ton of SO2. Covered utilities, such as Empire, must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. Allowances in excess of the annual emissions are banked for future use. In 2010, our SO2 emissions exceeded the annual allocations. This deficit was covered by our banked allowances. When our Title IV Acid Rain Program SO2 allowance bank is exhausted, currently estimated to be mid to late 2013, we will need to purchase additional SO2 allowances, blend more low sulfur coal at our facilities or transition our coal-fired Riverton Units 7 and 8 to natural gas or a combination of the above. Long-term compliance with this program will be met by the Compliance Plan detailed above along with possible procurement of additional SO2 allowances. We expect the cost of compliance to be fully recoverable in our rates.

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

CSAPR- formerly the Clean Air Transport Rule:

On July 6, 2010, the EPA published a proposed CAIR replacement rule entitled the Clean Air Transport Rule (CATR). As proposed and supplemented, the CATR included Missouri and Kansas under both the annual and ozone season for NOx as well as the SO2 program while Arkansas remained in the ozone season NOx program only. The final CATR was released on July 7, 2011 under the name of the CSAPR, and was set to become effective January 1, 2012. However, as mentioned above, the District of Columbia Circuit Court of Appeals stayed the rule and as of January 1, 2012, the CAIR will be in effect while the court reviews the case. When it was published, the final CSAPR required a 73% reduction in SO2 from 2005 levels by 2014. The SO2 allowances allocated under the EPA’s Title IV Acid Rain Program cannot be used for compliance with CSAPR but would continue to be used for compliance with the Title IV Acid Rain Program. Therefore, new SO2 allowances would be allocated under CSAPR and retired at one allowance per ton of SO2 emissions emitted. We would receive fewer SO2 allowances than we currently emit. Long-term compliance with this Rule will be met by the Compliance Plan detailed above along with possible procurement of additional SO2 allowances. A number of states, including Kansas, various electric utilities and industrial organizations commenced litigation in the District of Columbia Court of Appeals challenging the December 2011 stay of the CSAPR. A ruling in that litigation is expected some time in mid- to late- 2012. We expect compliance costs with the resulting rules to be recoverable in our rates.

Mercury Air Toxics Standard (MATS):

The MATS standard was fully implemented and effective as of April 16, 2012, thus requiring compliance by April 16, 2015 (with flexibility for extensions for reliability reasons). The MATS regulation does not include allowance mechanisms, instead, it establishes alternative standards for certain pollutants, including SO2 (as a surrogate for hydrogen chloride (HCI)), which must be met to show compliance with hazardous air pollutant limits (see additional discussion in the MATS section below).

SO2 National Ambient Air Quality Standard (NAAQS):

In June 2010, the EPA finalized a new 1-hour SO2 NAAQS which, for areas with no SO2 monitor, originally required modeling to determine attainment and non-attainment areas within each state, but in April 2012, the EPA announced that it is reconsidering this approach. The modeling of emission sources was to have been completed by June 2013 with compliance with the SO2 NAAQS required by August 2017. Because the EPA is reconsidering the compliance determination approach, the compliance time-frame may be pushed back. Draft guidance for 1-hour SO2 NAAQS has been published by the EPA to assist states as they prepare their SIP submissions. The EPA is also planning a rulemaking to address some of the 1-hour SO2 NAAQS implementation program elements. It is likely coal-fired generating units will need scrubbers to be capable of meeting the new 1-hour SO2 NAAQS. In addition, units will be required to include SO2 emissions limits in their Title V permits or execute consent decrees to assure attainment and future compliance.

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

The EPA issued an Information Collection Request (ICR) for determining the National Emission Standards for Hazardous Air Pollutants (NESHAP), including mercury, for coal and oil-fired electric steam generating units on December 24, 2009. This ICR included our Iatan, Asbury and Riverton plants. All ICRs were submitted as required. The EPA ICR was intended for use in developing regulations under Section 112(r) of the CAA maximum achievable emission standards for the control of the emission of hazardous air pollutants (HAPs), including mercury. The EPA proposed the first ever national mercury and air toxics standards (MATS) in March 2011. It was signed by the EPA Administrator on December 16, 2011, published in the Federal Register on February 16, 2012 and fully implemented and effective as of April 16, 2012. MATS establishes numerical emission limits to reduce emissions of heavy metals, including mercury (Hg), arsenic, chromium, and nickel, and acid gases, including HCl and hydrogen fluoride (HF). For all existing and new coal-fired electric utility steam generating units (EGUs), the proposed standard will be phased in over three years, and allows states the ability to give facilities a fourth year to comply.

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

On September 22, 2009, the EPA issued the final Mandatory Reporting of Greenhouse Gases Rule under the CAA which requires power generating and certain other facilities that equal or exceed an emission threshold of 25,000 metric tons of CO2e to report GHGs to the EPA annually commencing in September 2011. GHG emissions for 2010 and 2011 have been reported as required to the EPA by EDE. Under a special provision for the 2011 reporting year, EDG will incur a reporting deadline extension as a facility that contains a new reporting source. On January 11, 2012 EPA released the greenhouse gas data reported from large facilities and suppliers across the U.S. economy for the year 2010.

On December 7, 2009, responding to a 2007 U.S. Supreme Court decision that determined that GHGs constitute “air pollutants” under the CAA, the EPA issued its final finding that GHGs threaten both the public health and the public welfare. This “endangerment” finding did not itself trigger any EPA regulations, but was a necessary predicate for the EPA to proceed with regulations to control GHGs. On May 13, 2010, the EPA issued under the CAA its final Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule) to address GHG emissions from stationary sources, which became effective January 2, 2011. The rule sets thresholds for GHG emissions that determine when permits will be required under the New Source Review Prevention of Significant Deterioration (PSD) and title V Operating Permit programs applicable to new and existing power plants and other covered sources. Under the PSD program, required controls for GHG emissions would be determined based on Best Available Control Technology (BACT). EPA issued a BACT permitting guidance document on November 11, 2010. Missouri and Kansas have been delegated GHG permitting authority by EPA. Several parties have filed petitions with the EPA and lawsuits have been filed challenging the EPA’s Endangerment Finding and the Tailoring Rule.

In addition, on December 23, 2010 the EPA entered into an agreement with a number of state and environmental petitioners to settle litigation pending in the U.S. Court of Appeals for the District of Columbia Circuit that required the EPA to propose New Source Performance Standards (NSPS) for GHGs for fossil-fuel fired steam generating units by September 30, 2011 and to issue final GHG NSPS standards by May 26, 2012.

On March 27, 2012, the EPA proposed a Carbon Pollution Standard for new power plants. This action is designed to limit the amount of carbon emitted by electric utility generating units.

The new source performance standards (NSPS) would require all new power plants to meet a CO2 emissions limit of 1,000 pounds per megawatt hour.  This is equal to a coal-fired power plant capturing 50% or more of its emissions. The rule does offer some flexibility but would still require an average of 1,000 pounds per megawatt hour over a 30-year period.  It is expected that natural gas-fired combined cycles will meet the new standard.

The proposed rule would apply only to new fossil-fuel-fired electric utility generating units. The proposal would not apply to existing units including modifications such as changes needed to meet other air pollution standards. At this time, EPA has publicly announced no plans to restrict GHG emissions from existing power plants.

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

Surface Impoundments

We own and maintain coal ash impoundments located at our Riverton and Asbury Power Plants. Additionally, we own a 12% interest in a coal ash impoundment at the Iatan Generating Station and a 7.52% interest in a coal ash impoundment at Plum Point. The EPA has announced its intention to revise its wastewater effluent limitation guidelines under the CWA for coal-fired power plants sometime in 2012. Once the new guidelines are issued, the EPA and states would incorporate the new standards into wastewater discharge permits, including permits for coal ash impoundments. We do not have sufficient information at this time to estimate additional costs that might result from any new standards. All of the coal ash impoundments are compliant with existing state and federal regulations.

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

Renewable Energy

As previously discussed, we have purchased power agreements with Cloud County Windfarm, LLC, located in Cloud County, Kansas and Elk River Windfarm, LLC, located in Butler County, Kansas. We do not own any portion of either windfarm.  More than 15% of the energy we put into the grid comes from these long-term Purchased Power Agreements (PPAs). Through these PPAs, we generate about 900,000 renewable energy certificates (RECs) each year. A REC represents one megawatt-hour of renewable energy that has been delivered into the bulk power grid and “unbundles” the renewable attributes from the associated energy. This unbundling is important because it cannot be determined where the renewable energy is ultimately delivered once it enters the bulk power grid. As a result, RECs provide an avenue for renewable energy tracking and compliance purposes.

Missouri regulations currently require us and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase RECs, at the rate of at least 2% of retail sales by 2011, increasing to at least 15% by 2021. We have satisfied the current compliance requirements of the rule. Two percent of the renewable energy sources must be solar. We believe we are exempted from the solar requirement. A challenge to our exemption, brought by two of our customers and Power Source Solar, Inc., was dismissed on May 31, 2011 by the Missouri Western District Court of Appeals. The plaintiffs filed in the Missouri Supreme Court for transfer of the case from the Missouri Western District to the Missouri Supreme Court. The transfer was denied.

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

We have been selling the majority of our RECs and plan to continue to sell all or a portion of them moving forward. As a result of these REC sales, we cannot claim the underlying energy is renewable. Once a REC has been claimed or retired, it cannot be used for any other purpose. At the end of 2011, sufficient RECs, including hydro, were retired to comply with the Missouri and Kansas requirements through the end of November 2011. Additional RECs were retired in January of 2012 to complete the process for 2011. In the future, we will continue to retain a sufficient amount of RECs to meet any current or future RPS.

Gas Segment

The acquisition of Missouri Gas in June 2006 involved the property transfer of two former manufactured gas plant (FMGP) sites previously owned by Aquila, Inc. and its predecessors. Site #1 in Chillicothe, Missouri is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri. No remediation of this site is expected to be required in the near term.  We have received a letter stating no further action is required from the MDNR with respect to Site #2 in Marshall, Missouri. We have incurred $0.2 million in remediation costs and estimate further remediation costs at these two FMGP sites to be minimal.

Note 8 — Retirement Benefits

Net retirement benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended March 31,
	Pension		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$1,628	$1,393	$7	$20	$565	$626
Interest cost	2,551	2,591	56	41	1,032	1,130
Expected return on plan assets	(3,076)	(2,680)	—	—	(1,041)	(1,050)
Amortization of prior service cost (1)	133	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	1,950	1,353	76	33	468	500
Net periodic benefit cost	$3,186	$2,790	$137	$92	$771	$953

	Twelve months ended March 31,
	Pension		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$5,830	$5,007	$81	$73	$2,205	$2,254
Interest cost	10,366	10,156	198	155	4,286	4,396
Expected return on plan assets	(11,534)	(10,044)	—	—	(4,148)	(3,927)
Amortization of prior service cost (1)	532	531	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	6,091	4,315	213	98	1,729	1,655
Net periodic benefit cost	$11,285	$9,965	$484	$318	$3,061	$3,367

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

In accordance with our regulatory agreements, our funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We have contributed $5.1 million to our Pension Trust in 2012 and expect our remaining 2012 contribution to be approximately $6.0 million. The actual minimum funding requirements will be determined based on the results of the actuarial valuations. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits.

Note 9 — Stock-Based Awards and Programs

Our performance-based restricted stock awards, stock options and their related dividend equivalents and time-vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended March 31 (in thousands):

	Three Months Ended		Twelve Months Ended
	2012	2011	2012	2011
Compensation expense	$822	$741	$1,846	$3,136
Tax benefit recognized	298	271	642	1,143

Activity for our various stock plans for the three months ended March 31, 2012, is summarized below:

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

	Fair Value of Grants Outstanding at March 31,
	2012	2011
Risk-free interest rate	0.16% to 0.45%	0.61% to 1.15%
Expected volatility of Empire stock	21.5%	26.1%
Expected volatility of peer group stock	13.5% to 51.9%	21.1% to 82.2%
Expected dividend yield on Empire stock	4.9%	6.3%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	41.0% to 104.0%	97.0% to 143.0%
Weighted average fair value per share	$13.63	$27.20

Non-vested restricted stock awards (based on target number) as of March 31, 2012 and 2011 and changes during the three months ended March 31, 2012 and 2011 were as follows:

	2012		2011
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Outstanding at January 1,	37,400	$19.28	47,500	$19.86
Granted	10,000	$20.97	10,900	$21.84
Awarded	(7,823)	$18.12	(39,621)	$21.92
Awarded in Excess of Target	—	—	18,621	$21.92
Not Awarded	(5,677)	$18.12	—	—

Nonvested at March 31,	33,900	$20.25	37,400	$19.28

At March 31, 2012, there was $0.2 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of March 31, 2012 and 2011, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at March 31,
	2012	2011
Risk-free interest rate	0.17% to 0.83%	0.45% to 2.39%
Dividend yield	4.9%	6.3%
Expected volatility	25.0%	23.0%
Expected life in months	78	78
Market value	$20.35	$21.79
Weighted average fair value per option	$1.56	$1.94

	2012		2011
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	190,300	$21.56	267,400	$21.69
Granted	—	$—	—	$—
Exercised	27,000	$18.12	—	—
Outstanding at March 31,	163,300	$22.13	267,400	$21.69
Exercisable at March 31,	128,500	$23.15	205,600	$22.73

The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at March 31, 2012 and 2011:

	2012	2011
Aggregate intrinsic value (in millions)	Less than $0.1	$0.2
Weighted-average remaining contractual life of outstanding options	3.9 years	5.8 years
Range of exercise prices	$18.36 to $23.81	$18.12 to $23.81
Total unrecognized compensation expense (in millions) related to non-vested options and related dividend equivalents granted under the plan	Less than $0.1	$0.1
Recognition period	Less than 1 year	1 to 2 years

Beginning in 2011, we began issuing time-vested restricted stock in lieu of stock options and dividend equivalents.

Time-Vested Restricted Stock Awards

Beginning in 2011, time-vested restricted stock awards that vest after a three-year period, were granted to qualified individuals. No dividend rights accumulate during the vesting period. Time-vested restricted stock is valued at an amount equal to the fair market value of our common stock on the date of grant. If employment terminates during the vesting period because of death, retirement, or disability, the participant is entitled to a pro-rata portion of the time-vested restricted stock awards such participant would otherwise have earned, with the remainder of the award forfeited, which is distributed six months following the date of termination. If employment is terminated during the vesting period for reasons other than those listed above, the time-vested restricted stock awards will be forfeited on the date of the termination, unless the Board of Directors Compensation Committee determines, in its sole discretion, that the participant is entitled to a pro-rata portion of the award.

No shares of time-vested restricted stock were granted in 2012 as a result of the limitation on incentive compensation in place in 2011. A summary of time vested restricted stock activity under the plan for 2011 and 2012 is presented in the table below:

	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Average Fair		Average Fair
	Number of shares	Market Value	Number of shares	Market Value
Outstanding at January 1,	3,433	$21.84	—	$—
Granted	—	—	10,200	$21.84
Vested	—	—	794	$19.32
Distributed	133	$20.13	661	$21.02
Forfeited	—	—	6,106	$—
Vested but not distributed	—	—	133	$20.13

Outstanding at end of period	3,300	$20.35	3,433	$21.84

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

Note 10 - Regulated Operating Expense

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands for all periods presented ended March 31):

	Three Months Ended	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	2012	2011	2012	2011
Electric transmission and distribution expense	$4,108	$3,823	$15,647	$13,992
Natural gas transmission and distribution expense	652	562	2,476	2,225
Power operation expense (other than fuel)	3,794	2,677	14,394	11,129
Customer accounts and assistance expense	2,434	2,536	10,108	11,234
Employee pension expense (1)	2,536	1,844	9,496	6,279
Employee healthcare plan (1)	2,238	1,621	8,056	7,001
General office supplies and expense	2,752	2,898	10,011	11,807
Administrative and general expense	4,219	3,647	14,868	13,126
Allowance for uncollectible accounts	593	82	3,935	3,133
Miscellaneous expense	22	25	84	164
Total	$23,348	$19,715	$89,075	$80,090

(1) Does not include capitalized portion of costs, but reflects the GAAP expensed cost plus or minus costs deferred to and amortized from a regulatory asset and/or a regulatory liability for Missouri, Kansas and Oklahoma jurisdictions.

Note 11— Segment Information

We operate our business as three segments:  electric, gas and other. As part of our electric segment, we also provide water service to three towns in Missouri. The other segment consists of our fiber optics business.

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended March 31,
	2012
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$119,726	$15,683	$1,883	$(148)	$137,144
Depreciation and amortization	13,569	919	447	—	14,935
Federal and state income taxes	5,187	697	315	—	6,199
Operating income	18,243	2,054	513	—	20,810
Interest income	170	72	—	(63)	179
Interest expense	10,027	977	—	(63)	10,941
Income from AFUDC (debt and equity)	98	—	—	—	98
Net income	8,173	1,119	512	—	9,804

Capital Expenditures	$34,079	$725	$944	$—	$35,748

	For the quarter ended March 31,
	2011
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$128,360	$20,989	$1,527	$(148)	$150,728
Depreciation and amortization	16,028	873	432	—	17,333
Federal and state income taxes	5,633	1,381	231	—	7,245
Operating income	18,276	3,195	377	—	21,848
Interest income	22	71	—	(70)	23
Interest expense	8,801	977	3	(70)	9,711
Income from AFUDC (debt and equity)	23	—	—	—	23
Net income	9,301	2,246	375	—	11,922

Capital Expenditures	$16,850	$340	$367	$—	$17,557

	For the twelve months ended March 31,
	2012
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$515,641	$41,124	$7,113	$(592)	$563,286
Depreciation and amortization	55,778	3,539	1,821	—	61,138
Federal and state income taxes	31,197	991	1,064	—	33,252
Operating income	88,557	5,374	1,966	—	95,897
Interest income	702	260	—	(250)	712
Interest expense	39,086	3,910	5	(250)	42,751
Income from AFUDC (debt and equity)	583	3	—	—	586
Net income	49,542	1,582	1,730	—	52,854

Capital Expenditures	$110,728	$4,507	$4,133	$—	$119,368

	For the twelve months ended March 31,
	2011
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$499,042	$47,314	$6,346	$(592)	$552,110
Depreciation and amortization	57,710	3,397	1,697	—	62,804
Federal and state income taxes	25,278	1,561	1,005	—	27,844
Operating income	78,319	6,287	1,659	—	86,265
Interest income	148	348	—	(367)	129
Interest expense	37,040	3,934	26	(367)	40,633
Income from AFUDC (debt and equity)	6,023	19	—	—	6,042
Net Income	46,564	2,534	1,634	—	50,732

Capital Expenditures	$87,659	$5,293	$1,785	$—	$94,737

	As of March 31, 2012
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$1,940,782	$146,331	$27,047	$(87,701)	$2,026,459

(1) Includes goodwill of $39,492.

	As of December 31, 2011
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$1,931,320	$145,897	$26,038	$(81,420)	$2,021,835

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows the increases in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended March 31,:

	Three Months Ended		Twelve Months Ended
	2012	2011	2012	2011
Consolidated provision for income taxes	$6.2	$7.3	$33.3	$27.8
Consolidated effective federal and state income tax rates	38.7%	37.8%	38.6%	35.4%

The effective tax rate for the first quarter of 2012 is higher than 2011 mainly due to tax rates associated with lower pre-tax income. The 2012 twelve months ended March 31, 2012 effective tax is higher than the 2011 comparable period primarily due to substantially lower AFUDC income.

We received $26.6 million in 2010 from the Southwest Power Administration (SWPA) which has been deferred for book purposes and treated as a noncurrent liability. We increased our current tax liability by $10.0 million during 2010 in recognition that the $26.6 million payment may be considered taxable income in 2010.  An agreement was reached with the IRS in 2011 that allowed us to defer recognition for tax purposes of approximately $26.1 million utilizing involuntary conversion rules within the Code. Accordingly, we reduced our current tax liability based on the agreement and will recognize the $26.1 million for tax purposes over more than 50 years.

We do not have any unrecognized tax benefits as of March 31, 2012. We recognized interest or penalties of $0.0 million and $0.1 million during 2011 and 2010, respectively, related to unrecognized tax benefits in other expenses and on the balance sheet. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary. It provides natural gas distribution to customers in 45 communities in northwest, north central and west central Missouri. Our other segment consists of our fiber optics business.

During the twelve months ended March 31, 2012, our gross operating revenues were derived as follows:

Electric segment sales*	91.5%
Gas segment sales	7.3
Other segment sales	1.2

*Sales from our electric segment include 0.3% from the sale of water.

Earnings

During the first quarter of 2012, basic and diluted earnings per weighted average share of common stock were $0.23 on net income of $9.8 million, as compared to $0.29 on net income of $11.9 million in the first quarter of 2011. For the twelve months ended March 31, 2012, basic and diluted earnings per weighted average share of common stock were $1.26 on net income of $52.9 million as compared to $1.23 on net income of $50.7 million for the twelve months ended March 31, 2011.

Weather was the primary driver for the quarter with the warmest temperatures on record. This negatively impacted both electric and gas margins. We define electric gross margins as electric revenues less fuel and purchased power costs. We define gas gross margins as gas operating revenues less cost of gas in rates. The weather impact was mitigated for the electric segment, as Missouri rates, which became effective in June 2011, increased margins, offsetting the effect of weather when compared to last year. Other operating and maintenance expenses also increased over last year, negatively impacting net income.

The twelve month ending period results were positively impacted by rate increases and unseasonably hot weather in June and July of 2011, more than offsetting the impacts of the mild weather in the fourth quarter of 2011 and the first quarter of 2012 and the loss of customers from the May 2011 tornado. Increased operating and maintenance expenses decreased earnings, primarily reflecting the added expenses for Iatan 2 and Plum Point and the ending of our construction accounting expense deferral on June 15, 2011. Changes in AFUDC amounts and in effective income tax rates also negatively impacted earnings during the twelve month ending period. Factors impacting gross margin and net income for the quarter and twelve months ending March 31, 2012, are presented on a segment basis under Results of Operations below.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months and twelve months ended March 31, 2011 and March 31, 2012, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

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

This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statement of income. We also note that this presentation does not purport to be an alternative to earnings per share determined in accordance with GAAP as a measure of operating performance or any other measure of financial performance presented in accordance with GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods.

	Three Months Ended	Twelve Months Ended
Earnings Per Share — 2011	$0.29	$1.23

Revenues
Electric segment	$(0.13)	$0.26
Gas segment	(0.08)	(0.10)
Other segment	0.01	0.01
Total Revenue	(0.20)	0.17
Electric fuel and purchased power	0.13	0.18
Cost of natural gas sold and transported	0.05	0.07
Margin	(0.02)	0.42

Operating — electric segment	(0.05)	(0.15)
Operating —gas segment	0.00	0.01
Operating —other segment	(0.01)	0.00
Maintenance and repairs	0.00	(0.04)
Depreciation and amortization	0.04	0.03
Other taxes	0.00	(0.03)
Interest charges	(0.02)	(0.03)
AFUDC	0.00	(0.09)
Change in effective income tax rates	0.00	(0.07)
Dilutive effect of additional shares issued	0.00	(0.02)
Earnings Per Share — 2012	$0.23	$1.26

Recent Activities

Tornado Recovery and Activity

Joplin, Missouri continues to recover from the May 22, 2011 tornado. As of March 31, 2012, our system-wide customer count is down by approximately 1,400 as compared to the customer count levels prior to the May 22 storm. Storm restoration costs were approximately $21.4 million as of March 31, 2012. The majority of these costs have been capitalized. We expect to spend an additional $6.5 million to rebuild our destroyed substation, but anticipate insurance proceeds will cover most of this cost. We expect the loss of electric load and corresponding revenues to abate as customers rebuild. As we continue to add customers back to our system, our customer growth expectations range from approximately 0.5% to 1.1% over the next several years.

On February 29, 2012, tornadoes struck the Branson and Bolivar, Missouri areas of our service territory leaving approximately 9,400 customers without power. Power had been restored to all but approximately 500 of those customers by the next day. By March 4, 2012, power had been restored to all customers that could receive service. At the end of March, due to severe structural damage, approximately 150 customers in Buffalo and Branson were still unable to take service.

Financings

On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024, which is classified as a current liability on the March 31, 2012 balance sheet. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012.

To replace this financing, as described in Note 6, on April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38 million occurred on April 2, 2012 and a second settlement of $50 million is anticipated to occur on or about June 1, 2012. The bonds will mature on April 2, 2027. Interest is payable semi-annually on the bonds on each April 2 and October 2, commencing October 2, 2012.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2012, compared to the same periods ended March 31, 2011.

The following table represents our results of operations by operating segment for the applicable periods ended March 31 (in millions):

	Three Months Ended		Twelve Months Ended
	2012	2011	2012	2011

Electric	$8.2	$9.3	$49.6	$46.6
Gas	1.1	2.2	1.6	2.5
Other	0.5	0.4	1.7	1.6
Net income	$9.8	$11.9	$52.9	$50.7

Electric Segment

Overview

Our electric segment income for the first quarter of 2012 was $8.2 million as compared to $9.3 million for the first quarter of 2011, a decrease of $1.1 million. As mentioned previously, weather had a significant negative impact on the quarter, but was partially offset by positive results from rate increases. Operating expense increased, but was offset by decreased depreciation compared to last year.

As shown in the table below, electric segment gross margin increased approximately $0.4 million during the first quarter of 2012 as compared to the first quarter of 2011 mainly due to increased rates, offset by decreased demand resulting from mild weather in the first quarter of 2012. Total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) for the first quarter of 2012 were 29.3% less than the same period last year and 26.4% less than the 30-year average.

As shown in the table below, the electric gross margin increased approximately $28.2 million for the twelve months ended March 31, 2012 as compared to the same period in 2011, mainly due to increased revenues resulting from the June 2011 and September 2010 Missouri rate increases, the July 2010 Kansas rate increase, the September 2010 and March 2011 Oklahoma rate increases and the April 2011 Arkansas rate increase. Decreased demand, resulting from the mild weather in the first quarter of 2012 and fourth quarter of 2011 negatively impacted margins.

The table below represents our electric gross margins for the applicable periods ended March 31 (dollars in millions):

	Quarter Ended		Twelve Months Ended
	2012	2011	2012	2011

Electric segment revenues	$119.7	$128.4	$515.6	$499.0
Fuel and purchased power	45.2	54.2	191.3	202.8
Electric segment gross margins	$74.5	$74.2	$324.3	$296.2
Margin as % of total electric segment revenues	62.2%	57.8%	62.9%	59.4%

Although a non-GAAP presentation, we believe the presentation of gross margin is useful to investors and others in understanding and analyzing changes in our electric operating performance from one period to the next, and have included the analysis as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Sales and Revenues

Electric operating revenues comprised approximately 87.0% of our total operating revenues during the first quarter of 2012. Electric operating revenues for the first quarter of 2012 and 2011 were comprised of the following:

	2012	2011
Residential	45.5%	46.4%
Commercial	28.8	26.8
Industrial	15.1	13.0
Wholesale on-system	3.3	3.3
Wholesale off-system	2.7	6.2
Miscellaneous sources*	2.9	2.6
Other electric revenues	1.7	1.7

*primarily public authorities

The amounts and percentage changes from the prior periods in kilowatt-hour (kWh) sales by major customer class for on-system and off-system sales for the applicable periods ended March 31, were as follows:

	kWh Sales (in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%
Customer Class	2012	2011	Change(1)	2012	2011	Change(1)
Residential	476.5	591.4	(19.4)%	1,867.8	2,012.6	(7.2)%
Commercial	337.8	375.7	(10.1)	1,538.5	1,634.9	(5.9)
Industrial	241.7	237.0	1.9	1,027.4	1,013.1	1.4
Wholesale on-system	84.5	87.6	(3.6)	361.7	358.4	0.9
Other(2)	31.2	33.3	(6.1)	126.7	125.8	0.7
Total on-system sales	1,171.7	1,325.0	(11.6)	4,922.1	5,144.8	(4.3)
Off-system	136.8	257.9	(47.0)	618.8	873.5	(29.2)
Total kWh Sales	1,308.5	1,582.9	(17.3)	5,540.9	6,018.3	(7.9)

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2) Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers decreased during the first quarter of 2012 as compared to the first quarter of 2011, primarily due to decreased demand resulting from mild weather in the first quarter of 2012. The decrease in residential kWh sales was also due to the loss of residences in the May 22, 2011 tornado and the decrease in commercial kWh sales was mainly due to the loss of businesses in the May 2011 tornado.

KWh sales for our on-system customers decreased during the twelve months ended March 31, 2012, as compared to the same period in 2011, primarily due to decreased demand resulting from mild weather in the first quarter of 2012, partially offset by increased demand resulting from unseasonably hot weather in June and July of 2011. Residential and commercial kWh sales decreased primarily due to the mild weather in the first quarter of 2012 and the loss of residences and businesses in the May 22, 2011 tornado.

The amounts and percentage changes from the prior periods in electric segment operating revenues by major customer class for on-system and off-system sales for the applicable periods ended March 31, were as follows:

	Electric Segment Operating Revenues (in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%
Customer Class	2012	2011	Change(1)	2012	2011	Change(1)
Residential	$54.2	$59.4	(8.7)%	$216.5	$210.3	3.0%
Commercial	34.4	34.3	0.3	157.5	150.9	4.4
Industrial	18.0	16.7	8.4	80.3	72.3	11.2
Wholesale on-system	4.0	4.2	(6.7)	18.9	18.5	1.7
Other(2)	3.4	3.3	4.3	14.0	12.7	10.0
Total on-system revenues	$114.0	$117.9	(3.2)	$487.2	$464.7	4.8
Off-system	3.2	7.9	(59.4)	18.6	24.6	(24.7)
Total Revenues from kWh Sales	117.2	125.8	(6.8)	505.8	489.3	3.4
Miscellaneous Revenues(3)	2.1	2.1	(3.1)	8.1	7.9	2.7
Total Electric Operating Revenues	$119.3	$127.9	(6.7)	$513.9	$497.2	3.3
Water Revenues	0.4	0.4	(4.5)	1.7	1.8	(2.6)
Total Electric Segment Operating
Revenues	$119.7	$128.3	(6.7)	$515.6	$499.0	3.3

(1) Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2) Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3)Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

Revenues for our on-system customers decreased $3.8 million during the first quarter of 2012 as compared to the first quarter of 2011 primarily due to record mild weather. The impact of weather and other related factors decreased revenues an estimated $13.7 million. Decreased customer counts, primarily resulting from the May 2011 tornado, reduced revenues an estimated $1.9 million. Rate changes, primarily the June 2011 Missouri rate increase, the March 2011 Oklahoma rate increase and the April 2011 Arkansas rate increase contributed an estimated $11.8 million to revenues. Commercial and industrial revenues, which are less weather sensitive than residential and wholesale revenues, increased mainly due to the rate increases.

Revenues for our on-system customers increased $22.5 million for the twelve months ended March 31, 2012. Rate changes, primarily the September 2010 and June 2011 Missouri rate increases, the July 2010 Kansas rate increase, the September 2010 and March 2011 Oklahoma rate increases and the April 2011 Arkansas rate increase, contributed an estimated $45.0 million to revenues. Decreased customer counts, primarily resulting from the May 2011 tornado, reduced revenues an estimated $10.6 million. Weather and other related factors decreased revenues an estimated $11.9 million primarily due to mild weather in the first quarter of 2012 and the fourth quarter of 2011, offsetting unseasonably hot weather in June and July of 2011.

Off-System Electric Transactions.

In addition to sales to our own customers, we also sell power to other utilities as available, including through the Southwest Power Pool (SPP) Energy Imbalance Services (EIS) market. See “— Competition” below. The majority of our off-system sales margins are included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and our transmission rider in our Arkansas jurisdiction and generally adjust the fuel and purchased power expense. As a result, nearly all of the off-system sales margin flows back to the customer and has little effect on margin or net income.

Operating Revenue Deductions — Fuel and Purchased Power

The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statement of incomes for the applicable periods ended March 31, 2012 and 2011. As shown below, fuel and purchased power costs decreased in both periods mainly due to decreased volumes primarily due to decreased demand in the first quarter of 2012 resulting from record mild weather.

	Three Months Ended		Twelve Months Ended
(in millions)	2012	2011	2012	2011
Actual fuel and purchased power expenditures	$40.7	50.3	$186.8	$197.2
Missouri fuel adjustment recovery (1)	4.3	2.9	8.6	6.5
Missouri fuel adjustment deferral(2)	1.8	1.1	(2.0)	(1.6)
Kansas and Oklahoma regulatory adjustments(2)	0.3	0.1	(0.3)	0.3
SWPA amortization(3)	(0.7)	—	(2.1)	—
Unrealized (gain)/loss on derivatives	(1.2)	(0.2)	0.3	0.4
Total fuel and purchased power expense per income statement	$45.2	$54.2	$191.3	$202.8

(1) Recovered from customers from prior deferral period.

(2)A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers. Missouri amount includes the deferral of additional costs due to construction accounting, which terminated as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

(3) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Operating Revenue Deductions — Other Than Fuel and Purchased Power

The table below shows regulated operating expense changes during the first quarter of 2012 and the twelve months ended March 31, 2012 as compared to the same periods in 2011.

	Three Months Ended	Twelve Months Ended
(in millions)	2012 vs. 2011	2012 vs. 2011
Employee pension expense	$0.7	$3.2
Steam power other operating expense(1)	1.0	2.9
Transmission expense	0.3	1.7
Employee health care expense	0.6	1.0
Uncollectible accounts	0.4	0.9
Regulatory commission expense	—	0.9
Property insurance	—	0.4
Injuries and damages expense	—	0.4
General labor costs	—	(1.9)
Professional services	0.3	(0.9)
Other miscellaneous accounts (netted)	0.2	0.8
TOTAL	$3.5	$9.4

(1) ) Reflects recognition of costs of new plant after deferral ended June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

The table below shows maintenance and repairs expense changes during the first quarter of 2012 and the twelve months ended March 31, 2012 compared to the same periods in 2011.

	Three Months Ended	Twelve Months Ended
(in millions)	2012 vs. 2011	2011 vs. 2010
Distribution and transmission maintenance costs	$0.1	$1.4
Maintenance and repairs expense to the SLCC(1)	(0.3)	1.1
Maintenance and repairs expense at the Iatan plant	(0.3)	0.6
Maintenance and repairs expense at the Plum Point plant	0.1	0.5
Maintenance and repairs expense at the Riverton plant	0.4	(0.8)
Other miscellaneous accounts (netted)	(0.1)	(0.1)
TOTAL	$(0.1)	$2.7

(1)Mainly due to a transformer failure in December 2011.

Depreciation and amortization expense decreased approximately $2.5 million (15.3%) during the quarter. This reflects a decrease in regulatory amortization expense of $3.6 million offset by increased depreciation of $0.4 million due to increased plant in service during the first quarter of 2012 and an increase of $0.7 million in deferred depreciation.

Depreciation and amortization expense decreased approximately $1.9 million (3.3%) during the twelve months ended March 31, 2012. This reflects a decrease in regulatory amortization expense due to the termination of construction accounting as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

Other taxes increased approximately $0.1 million during the first quarter of 2012 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Other taxes increased approximately $2.1 million during the twelve months ended March 31, 2012 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following tables detail our natural gas sales and revenues for the periods ended March 31:

	Total Gas Delivered to Customers
	Three Months Ended			Twelve Months Ended
(bcf sales)	2012	2011	% change	2012	2011	% change
Residential	0.96	1.40	(31.2)%	2.13	2.56	(17.0)%
Commercial	0.45	0.63	(29.2)	1.08	1.24	(12.5)
Industrial(1)	0.03	0.05	(40.4)	0.08	0.11	(23.1)
Other(2)	0.01	0.02	(35.1)	0.03	0.03	(19.8)
Total retail sales	1.45	2.10	(30.8)	3.32	3.94	(15.8)
Transportation sales(1)	1.22	1.48	(17.8)	4.26	4.71	(9.5)
Total gas operating sales	2.67	3.58	(25.4)	7.58	8.65	(12.3)

Gas retail sales decreased 31.2% during the first quarter of 2012 as compared to 2011 primarily due to mild weather during the first quarter of 2012. The winter months are normally high sales months for the natural gas business, whose heating season runs from November to March of each year. However, heating degree days were 34.3% less in the first quarter of 2012 as compared to the first quarter of 2011 and 29.2% less than the 30-year average. Industrial sales decreased during the first quarter of 2012 reflecting the transfer of customers from industrial sales to transportation.

Gas retail sales decreased during the twelve months ended March 31, 2012 reflecting the mild weather in the first quarter of 2012 and customer contraction of 1.1%. Industrial sales decreased reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012.

	Operating Revenues and Cost of Gas Sold
	Three Months Ended			Twelve Months Ended
($ in millions)	2012	2011	% change	2012	2011	% change
Residential	$10.1	$13.5	(25.6)%	$25.5	$29.5	(13.4)%
Commercial	4.3	5.7	(25.8)	11.0	12.5	(12.0)
Industrial(1)	0.2	0.3	(32.0)	0.6	0.8	(22.7)
Other(2)	0.1	0.2	(30.6)	0.3	0.3	(14.9)
Total retail revenues	$14.7	$19.7	(25.8)	$37.4	$43.1	(13.2)
Other revenues	0.1	0.1	(1.3)	0.5	0.5	(1.8)
Transportation revenues(1)	0.9	1.2	(18.7)	3.2	3.7	(13.2)
Total gas operating revenues	$15.7	$21.0	(25.3)	$41.1	$47.3	(13.1)
Cost of gas sold	8.6	12.0	(28.7)	19.3	23.5	(18.0)
Gas operating revenues over cost of gas in rates (margin)	$7.1	$9.0	(20.6)	$21.8	$23.8	(8.2)

(1) Percentage change reflects a large volume customer switching from industrial sales to transportation in the first quarter of 2012.

(2) Other includes other public authorities and interdepartmental usage.

During the first quarter of 2012, gas segment revenues decreased approximately $5.3 million, mainly due to decreased sales resulting from mild weather during the quarter. During the first quarter of 2012, our PGA revenue (which represents the cost of gas recovered from our customers) was approximately $8.6 million as compared to $12.0 million in the first quarter of 2011, a decrease of approximately $3.4 million. Our margin (defined as gas operating revenues less cost of gas in rates) was $1.9 million less in the first quarter of 2012 as compared to the same period in 2011, due to the weather impact.

During the twelve months ended March 31, 2012, gas segment revenues decreased approximately $6.2 million, mainly due to the first quarter decrease in sales. During the twelve months ended March 31, 2012, our PGA revenue was approximately $19.3 million as compared to $23.5 million during the twelve months ended March 31, 2011, a decrease of approximately $4.2 million. Our margin for the twelve months ended March 31, 2012 decreased $2.0 million as compared to the same period in 2011.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of March 31, 2012, we had unrecovered purchased gas costs of $0.2 million recorded as a current regulatory asset and $0.6 million recorded as a non-current regulatory asset.

Operating Revenue Deductions

Quarter. Total other operating expenses were $2.2 million during the first quarter of 2012 as compared to $2.1 million in the first quarter of 2011, primarily due to a $0.1 million increase in uncollectible accounts.

Our gas segment had net income of $1.1 million for the first quarter of 2012 as compared to $2.2 million for the first quarter of 2011.

Twelve Months Ended. Total other operating expenses were $8.4 million for the twelve months ended March 31, 2012 as compared to $8.9 million for the twelve months ended March 31, 2011. This decrease was mainly due to a $0.2 million decrease in general labor costs, a $0.2 million decrease in customer accounts expense and a $0.2 million decrease in rent expense, partially offset by a $0.2 million increase in transmission and distribution expense.

Our gas segment had net income of $1.6 million for the twelve months ended March 31, 2012 as compared to $2.5 million for the twelve months ended March 31, 2011.

Consolidated Company

Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended March 31:

	Three Months Ended		Twelve Months Ended
	2012	2011	2012	2011
Consolidated provision for income taxes	$6.2	$7.3	$33.3	$27.8
Consolidated effective federal and state income tax rates	38.7%	37.8%	38.6%	35.4%

See Note 12 for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended March 31. AFUDC was virtually the same for the first quarter of 2012 and the first quarter of 2011 and decreased significantly for the twelve months ended March 31, 2012 as compared to the same period in 2011 reflecting the completion of Iatan 2 and the Plum Point Energy Station in late 2010.

	Three Months Ended		Twelve Months Ended
($ in millions)	2012	2011	2012	2011
Allowance for equity funds used during construction	$0.1	$—	$0.4	$2.8
Allowance for borrowed funds used during construction	—	—	0.2	3.2
Total AFUDC	$0.1	$—	$0.6	$6.0

Total interest charges on long-term and short-term debt for the periods ended March 31, are shown below. The changes in long-term debt interest for both periods reflect the redemption of $48.3 million aggregate principal amount of our Senior Notes, 7.05% Series due 2022, which were redeemed on August 27, 2010, and replaced by $50 million principal amount 5.20% first mortgage bonds issued August 25, 2010. The decrease also reflects the redemption of 6.5% first mortgage bonds on April 1, 2010 and the redemption of our 8.5% trust preferred securities on June 28, 2010, which were replaced by 4.65% first mortgage bonds issued May 28, 2010. The changes in short-term debt interest primarily reflect lower levels of borrowing.

	Interest Charges
	($ in millions)
	3 Months	3 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%
	2012	2011	Change	2012	2011	Change
Long-term debt interest	$10.7	$10.6	0.2%	$42.6	$42.1	1.2%
Short-term debt interest	0.0	0.0	(3.8)	0.1	0.4	(79.6)
Trust preferred securities interest	—	—	—	—	1.0	(100.0)
Iatan 1 and 2 carrying charges*	—	(1.1)	(100.0)	(0.9)	(3.7)	76.1
Other interest	0.2	0.2	6.8	1.0	0.8	14.3
Total interest charges	$10.9	$9.7	12.7	$42.8	$40.6	5.2

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

Our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses, an opportunity for us to earn a reasonable return on “rate base.” “Rate base” is generally determined by reference to the original cost (net of accumulated depreciation and amortization) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation, amortization and retirement of utility plant or write-off’s as ordered by the utility commissions. In general, a request of new rates is made on the basis of a “rate base” as of a date prior to the date of the request and allowable operating expenses for a 12-month test period ended prior to the date of the request. Although the current rate making process provides recovery of some future changes in rate base and operating costs, it does not reflect all changes in costs for the period in which new retail rates will be in place. This results in a lag (commonly referred to as “regulatory lag”) between the time we incur costs and the time when we can start recovering the costs through rates.

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

On April 16, 2012, we filed a Notice of Intended Case Filing with the MPSC of our intentions to file an electric rate case in Missouri as early as July 1, 2012.

On March 19, 2012, we filed a Notice of Intended Case Filing for our water operations with the MPSC stating our intention to initiate a small utility rate case proceeding seeking an increase in our water rates by the end of May, 2012.

Our rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2011, remain unchanged. See Note 3, “Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information

COMPETITION

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

SPP Regional Transmission Development: On June 17, 2010, the FERC approved the new highway/byway cost allocation method. This is a new transmission cost allocation method to replace the existing FERC accepted cost allocation method for new transmission facilities needed to continue to reliably and economically serve SPP customers, including ours, well into the future.  Prior to FERC approval, we and other SPP members had filed a joint protest at the FERC based on our disagreement with the SPP on the allocation percentages and various other issues. Following the approval, we and other SPP members requested a rehearing. On October 20, 2011, the FERC issued its Order on Rehearing denying our request. In mid December 2011, we, along with the other SPP member joint protestors, filed a Petition for Review and Motion for Stay of Procedures with the U. S. Court of Appeals for the Eighth Circuit. We are concerned with the SPP’s authority, pursuant to the FERC Order, to allocate to us the costs of transmission projects from which we would receive either no benefits or benefits that are not roughly commensurate with the allocated costs. We requested a stay of procedures in order to allow the SPP to complete its efforts to adopt a method satisfactory to us for analyzing the reasonableness of the highway/byway cost allocation approach and an effective remediation process for imbalanced cost allocations. On December 16, 2011, the Eighth Circuit U.S. Court of Appeals granted our petition and stay request. On April 4, 2012, we and the other petitioners filed a status report and motion for voluntary dismissal of the petition. Our decision to dismiss the petition is based on the January 2012 approvals of the SPP Board of Directors (BOD) and Regional State Committee of the regional cost allocation imbalance review process and policy with specific direction given to SPP to implement the recommendations and review process in 2013. Although there are steps yet to be taken to implement the cost allocation imbalance review and remediation process, we believe that withdrawal of the petition was warranted. On April 5, 2012, the Eighth Circuit granted our motion to dismiss and, on April 10, 2012, amended their judgment of the granting of dismissal to clarify that such dismissal would not preclude us from raising similar concerns of any future FERC order. On January 31, 2012, the SPP’s BOD approved an additional $1.7 billion in highway/byway projects to be constructed by 2022, which would be included in the regional cost allocation review process. As these projects are constructed, we will be allocated a share of the costs of the projects subject to the FERC accepted cost allocation method referred to above. We expect that these operating costs will be material, but expect that they will be recoverable in future rates.

Other FERC Activity

On July 21, 2011, the FERC issued Order No. 1000 (Transmission Planning and Cost Allocation by Transmission Owning and Operating Public Utilities). Order 1000 requires all public utility transmission providers to (among other things) facilitate non-incumbent transmission developer participation in regional transmission planning by removing from FERC-approved tariffs and agreements any language creating a federal Right of First Refusal (ROFR) for an incumbent transmission provider to construct transmission facilities selected in a regional transmission plan for cost allocation. As a transmission owning member of the SPP RTO, this could directly affect our rights to build transmission facilities within our service territory. A second key element of Order 1000 directed transmission providers to develop policy and procedures for interregional transmission coordination and interregional cost allocation. Since we are on the southeastern seam of the SPP, this policy will most likely have a direct impact on our customers, primarily through a potential reduction to our production costs as a result of greater access to lower cost power from within the SPP, and across this seam and the possible reduction because of the cost sharing for new transmission projects. SPP stakeholder processes have commenced for the compliance filings and we will continue to participate in the SPP stakeholder processes to understand the impact of Order 1000 on our ability to construct new facilities within our service territory as well as its influence on promoting construction of transmission projects on or near our borders with our neighbors. Compliance filings by the SPP to address the ROFR requirements are currently scheduled to be due October 11, 2012 and April 13, 2013 for interregional/seams planning and cost allocation. It is anticipated that the SPP will be filing for an extension of the October 2012 ROFR filing deadline to better accommodate the SPP’s normal cycle of board of directors and stakeholder meetings.

See Note 3, “Regulatory Matters - Competition” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information.

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

Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide the majority of the funds required in 2012 for our budgeted capital expenditures (as discussed in “Capital Requirements and Investing Activities” below). We believe the amounts available to us under our credit facilities and the issuance of debt and equity securities together with this cash provided by operating activities will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs, impacts of the 2011 tornado and other factors. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities for the quarters ended March 31:

Summary of Cash Flows

	Quarter Ended March 31,
(in millions)	2012	2011	Change
Cash provided by/(used in):
Operating activities	$39.1	$34.0	$5.1
Investing activities	(31.0)	(17.2)	(13.8)
Financing activities	(11.2)	(23.5)	12.3
Net change in cash and cash equivalents	$(3.1)	$(6.7)	$3.6

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

Period-over-period changes in our operating cash flows are attributable primarily to working capital changes resulting from the impact of weather, the timing of customer collections, payments for natural gas and coal purchases, the effects of deferred fuel recoveries and the size and timing of pension contributions. The change in natural gas prices directly impacts the cost of gas stored in inventory.

First Quarter 2012 Compared to 2011.  During the first quarter of 2012, our net cash flow provided from operating activities was $39.1 million, an increase of $5.1 million or 15.0% from 2011. This change resulted from the following:

•                  Changes in net income - $(2.1) million.

•                  Changes in depreciation and amortization mostly reflecting increased plant in service and amortization of Missouri fuel components - $2.0 million.

•                  Reduced pension contributions - $11.4 million.

•                  Lower deferrals of income tax mostly reflecting changes in depreciation estimates — $(2.1) million.

•                  Changes in accounts payable reflecting increased payments partially due to property tax payments - $(3.2) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $13.8 million during the first quarter of 2012 as compared to the first quarter of 2011.

Our capital expenditures incurred totaled approximately $34.7 million during the first quarter of 2012 compared to $17.5 million in the first quarter of 2011. The increase was primarily the result of an increase in electric plant additions and replacements, mainly due to the environmental retrofit in progress at our Asbury plant and an increase in storm costs mainly due to the tornadoes that struck the Branson and Bolivar, Missouri areas of our service territory in February, 2012.

A breakdown of the capital expenditures for the quarters ended March 31, 2012 and 2011 is as follows:

	Capital Expenditures
(in millions)	2012	2011
Distribution and transmission system additions	$12.9	$10.9
New Generation — Plum Point Energy Station	—	(0.2)
New Generation — Iatan 2	0.8	1.9
Additions and replacements — electric plant	10.6	1.8
Gas segment additions and replacements	0.6	0.2
Storms	3.5	—
Transportation	0.3	0.4
Other (including retirements and salvage - net) (1)	5.0	2.1
Subtotal	33.7	17.1
Non-regulated capital expenditures (primarily fiber optics)	1.0	0.4
Subtotal capital expenditures incurred (2)	34.7	17.5
Adjusted for capital expenditures payable (3)	(3.7)	(0.3)
Total cash outlay	$31.0	$17.2

(1)  Other includes no equity AFUDC for 2012 or 2011.

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

Approximately 92% of our cash requirements for capital expenditures during the first quarter of 2012 were satisfied internally from operations (funds provided by operating activities less dividends paid).

We estimate that internally generated funds will provide approximately 72% of the funds required for the remainder of our budgeted 2012 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows used in financing activities increased $12.3 million in the first quarter of 2012 as compared to 2011.

On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024, which is classified as a current liability on the March 31, 2012 balance sheet. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012.

On April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38 million occurred on April 2, 2012 and a second settlement of $50 million is anticipated to occur on or about June 1, 2012. The bonds will mature on April 2, 2027. Interest is payable semi-annually on the bonds on each April 2 and October 2, commencing October 2, 2012. The bonds may be redeemed, at our option, at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. The bonds have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We will use the proceeds from the sale of these bonds to redeem the called bonds discussed above (including to repay short term debt initially used for such purpose). The bonds have been and will be issued under the EDE mortgage.

We have a $400 million shelf registration statement with the SEC, effective February 7, 2011, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250 million of such securities in the form of first mortgage bonds, of which $212 million remains available, although $50 million is committed due to the financing discussed above. We plan to use proceeds from offerings made pursuant to this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs during the three-year effective period.

On January 17, 2012, we entered into the Third Amended and Restated Unsecured Credit Agreement which amended and restated our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010. This agreement extended the termination date of the revolving credit facility from January 26, 2013 to January 17, 2017. The agreement also removed the letter of credit facility and includes a swingline loan facility with a $15 million swingline loan sublimit. The aggregate amount of the revolving credit commitments remains $150 million, inclusive of the $15 million swingline loan sublimit. In addition, the pricing and fees under the facility were amended. Interest on borrowings under the facility accrues at a rate equal to, at our option, (i) the highest of (A) the bank’s prime commercial rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, plus a margin or (ii) one month, two month or three month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility decreased from 2.70% to 1.25%. A facility fee is payable quarterly on the full amount of the commitments under the facility based on our current credit ratings, which fee is currently 0.25%. In addition, upon entering into the amended and restated facility, we paid an upfront fee to the revolving credit banks of $262,500 in the aggregate. There were no other material changes to the terms of the facility.

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2012, we are in compliance with these ratios. Our total indebtedness is 50.2% of our total capitalization as of March 31, 2012 and our EBITDA is 4.8 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at March 31, 2012. However, $22.5 million was used to back up our outstanding commercial paper.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended March 31, 2012 would permit us to issue approximately $498.1 million of new first mortgage bonds based on this test with an assumed interest rate of 6.0%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At March 31, 2012, we had retired bonds and net property additions which would enable the issuance of at least $716.6 million principal amount of bonds if the annual interest requirements are met. As of March 31, 2012, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of March 31, 2012, this test would allow us to issue approximately $11.0 million principal amount of new first mortgage bonds.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa2	BBB-
First Mortgage Bonds	BBB+	A3	BBB+
Senior Notes	BBB	Baa2	BBB-
Commercial Paper	F3	P-2	A-3
Outlook	Stable	Stable	Stable

*Not rated

On May 27, 2011 Standard & Poor’s revised our rating outlook to stable from positive after the May 22, 2011 tornado. On March 23, 2012, Standard & Poor’s reaffirmed our ratings. On May 26, 2011 after the May 22, 2011 tornado, and again on April 25, 2012, Moody’s reaffirmed all of our ratings. On March 24, 2011, Fitch revised our commercial paper rating from F2 to F3 and reaffirmed our other ratings. The rating action was not based on a specific action or event on our part, but reflected their traditional linkage of long-term and short-term Issuer Default Ratings. On March 19, 2012, Fitch reaffirmed our ratings.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Material changes to our contractual obligations at March 31, 2012, compared to December 31, 2011, consist of the following. On April 2, 2012, we agreed to issue up to $88 million principal amount of 3.58% First Mortgage Bonds, of which $38 million were issued on such date and are due on April 2, 2027. A second settlement of $50 million is anticipated to occur on or about June 1, 2012. The proceeds from the first settlement and funds from our line of credit were used to redeem all $74.8 million of our First Mortgage Bonds due 2024, and $13.2 million of our First Mortgage Bonds, Pollution Control Series which were due 2013. See Financing Activities above for details.

DIVIDENDS

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

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of March 31, 2012, our retained earnings balance was $33.0 million, compared to $4.1 million as of March 31, 2011 and $33.7 million as of December 31, 2011, after paying out $10.5 million in dividends during the first quarter of 2012. On April 26, 2012, the Board of Directors declared a quarterly dividend of $0.25 per share on common stock payable June 15, 2012 to holders of record as of June 1, 2012.

Our diluted earnings per share were $0.23 for the quarter ended March 31, 2012 and were $1.31 and $1.17 for the years ended December 31, 2011 and 2010, respectively. Dividends paid per share were $0.25 for the three months ended March 31, 2012, $0.64 for the year ended December 31, 2011 and $1.28 for the year ended December 31, 2010.

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

CRITICAL ACCOUNTING POLICIES

See “Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended March 31, 2012.

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

We satisfied 65.0% of our 2011 generation fuel supply need through coal. Approximately 94% of our 2011 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2014. These contracts satisfy approximately 100% of our anticipated fuel requirements for 2012, 61% for 2013 and 43% for our 2014 requirements for our Asbury and Riverton coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of March 31, 2012, 66%, or 3.2 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2012 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at March 31, 2012, our natural gas cost would increase by approximately $0.7 million based on our March 31, 2012 total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of March 31, 2012, we have 0.8 million Dths in storage on the three pipelines that serve our customers. This represents 37% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of March 31, 2012 (in thousands). However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Season	Minimum % Hedged	Dth Hedged – Financial	Dth Hedged – Physical	Dth in Storage	Actual % Hedged
Current	50%	780,000	81,770	756,565	48%
Second	Up to 50%	100,000	—	—	2%
Third	Up to 20%	—	—	—	—
Total		880,000	81,770	756,565

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at March 31, 2012 and December 31, 2011. There were no margin deposit liabilities at these dates.

(in millions)	March 31, 2012	December 31, 2011
Margin deposit assets	$7.3	$5.8

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a small group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at March 31, 2012, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$15.4
Net unrealized mark-to-market losses for financial natural gas contracts	12.2
Net credit exposure	$27.6

The $12.2 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $12.2 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since we are below the $10 million mark-to-market collateral threshold in our agreements. As noted above, as of March 31, 2012, we have $7.3 million on deposit for NYMEX contract exposure to Empire, of which $7.2 million represents our collateral requirement. In addition, if NYMEX gas prices decreased 25% from their March 31, 2012 levels, we would be required to post an additional $2.0 million in collateral. If these prices increased 25%, our collateral requirement would decrease $2.1 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 of “Notes to Consolidated Financial Statements (Unaudited)” under “Legal Proceedings”, which description is incorporated herein by reference

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5.  Other Information.

For the twelve months ended March 31, 2012, our ratio of earnings to fixed charges was 2.76x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)           Exhibits.

4)(a) Bond Purchase Agreement, dated as of April 2, 2012, by and among the Company and the Purchasers named therein. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated April 2, 2012 and filed April 2, 2012, File No. 001-03368).

(4)(b) Thirty-Eighth Supplemental Indenture, dated April 2, 2012, to the Indenture of Mortgage and Deed of Trust dated as of September 1, 1944, as amended and supplemented, by and among the Company, The Bank of New York Mellon Trust Company, N.A. and UMB Bank & Trust, N. A. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated April 2, 2012 and filed April 2, 2012, File No. 001-03368).

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three and twelve month periods ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

May 7, 2012