Form 10-Q
period 2012-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2012-08-09
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August 1, 2012, 42,328,967 shares of common stock were outstanding.

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

•                  competition and markets, including the SPP Energy Imbalance Services Market and SPP Day-Ahead Market;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30
	2012	2011
	($-000’s except per share amounts)
Operating revenues:
Electric and water	$124,091	$120,329
Gas	5,804	7,303
Other	1,737	1,461
	131,632	129,093
Operating revenue deductions:
Fuel and purchased power	45,528	47,228
Cost of natural gas sold and transported	1,769	2,712
Regulated operating expenses	22,844	19,085
Other operating expenses	771	649
Maintenance and repairs	10,797	10,540
Depreciation and amortization	15,068	16,888
Provision for income taxes	6,673	5,588
Other taxes	7,420	7,269
	110,870	109,959

Operating income	20,762	19,134
Other income and (deductions):
Allowance for equity funds used during construction	53	70
Interest income	123	16
Benefit/(provision) for other income taxes	(87)	9
Other - non-operating expense, net	(202)	(174)
	(113)	(79)
Interest charges:
Long-term debt	9,637	10,640
Short-term debt	129	16
Allowance for borrowed funds used during construction	(118)	(58)
Other	293	(718)
	9,941	9,880

Net income	$10,708	$9,175

Weighted average number of common shares outstanding - basic	42,197	41,811

Weighted average number of common shares outstanding - diluted	42,220	41,846

Total earnings per weighted average share of common stock — basic and diluted	$0.25	$0.22

Dividends declared per share of common stock	$0.25	$0.32

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
	($-000’s except per share amounts)
Operating revenues:
Electric and water	$243,817	$248,690
Gas	21,487	28,292
Other	3,472	2,839
	268,776	279,821
Operating revenue deductions:
Fuel and purchased power	90,757	101,445
Cost of natural gas sold and transported	10,350	14,752
Regulated operating expenses	46,192	38,801
Other operating expenses	1,369	1,123
Maintenance and repairs	19,920	19,782
Depreciation and amortization	30,003	34,221
Provision for income taxes	12,757	12,857
Other taxes	15,855	15,859
	227,203	238,840

Operating income	41,573	40,981
Other income and (deductions):
Allowance for equity funds used during construction	103	70
Interest income	302	40
Benefit/(provision) for other income taxes	(202)	33
Other - non-operating expense, net	(429)	(460)
	(226)	(317)
Interest charges:
Long-term debt	20,292	21,273
Short-term debt	159	47
Allowance for borrowed funds used during construction	(167)	(81)
Other	551	(1,672)
	20,835	19,567

Net income	$20,512	$21,097

Weighted average number of common shares outstanding - basic	42,122	41,738

Weighted average number of common shares outstanding — diluted	42,143	41,774

Total earnings per weighted average share of common stock — basic and diluted	$0.49	$0.51

Dividends declared per share of common stock	$0.50	$0.64

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	June 30,
	2012	2011
	($-000’s except per share amounts)
Operating revenues:
Electric and water	$519,403	$512,686
Gas	39,625	48,101
Other	6,797	5,934
	565,825	566,721
Operating revenue deductions:
Fuel and purchased power	189,568	205,805
Cost of natural gas sold and transported	18,359	23,991
Regulated operating expenses	92,834	79,904
Other operating expenses	2,493	2,106
Maintenance and repairs	41,180	39,146
Depreciation and amortization	59,318	66,106
Provision for income taxes	33,971	28,999
Other taxes	30,577	29,545
	468,300	475,602

Operating income	97,525	91,119
Other income and (deductions):
Allowance for equity funds used during construction	326	954
Interest income	819	94
Benefit/(provision) for other income taxes	(462)	61
Other - non-operating expense, net	(1,252)	(996)
	(569)	113
Interest charges:
Long-term debt	41,599	42,664
Short-term debt	199	188
Allowance for borrowed funds used during construction	(304)	(872)
Other	1,075	(3,285)
	42,569	38,695

Net income	$54,387	$52,537

Weighted average number of common shares outstanding — basic	42,042	41,596
Weighted average number of common shares outstanding — diluted	42,061	41,627

Total earnings per weighted average share of common stock — basic and diluted	$1.29	$1.26
Dividends declared per share of common stock	$0.50	$1.28

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2012	2011
	($-000’s)

Net income	$10,708	$9,175
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	—
Net change in fair market value of open derivative contracts for period	—	—
Income taxes	—	—

Comprehensive income	$10,708	$9,175

	Six Months Ended
	June 30,
	2012	2011
	($-000’s)

Net income	$20,512	$21,097
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	—
Net change in fair market value of open derivative contracts for period	—	—
Income taxes	—	—

Comprehensive income	$20,512	$21,097

	Twelve Months Ended
	June 30,
	2012	2011
	($-000’s)

Net income	$54,387	$52,537
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	4,864
Net change in fair market value of open derivative contracts for period	—	(1,037)
Income taxes	—	(1,458)

Comprehensive income	$54,387	$54,906

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	($-000’s)
Assets
Plant and property, at original cost:
Electric and water	$2,111,872	$2,074,748
Natural gas	67,712	66,918
Other	36,294	34,984
Construction work in progress	52,289	24,141
	2,268,167	2,200,791
Accumulated depreciation and amortization	664,167	637,139
	1,604,000	1,563,652

Current assets:
Cash and cash equivalents	2,774	5,408
Restricted cash	4,357	4,357
Accounts receivable — trade, net of allowance $945 and $1,138, respectively	41,763	42,296
Accrued unbilled revenues	18,067	20,326
Accounts receivable — other	22,849	16,269
Fuel, materials and supplies	59,815	62,239
Prepaid expenses and other	12,112	14,629
Regulatory assets	1,355	7,724
	163,092	173,248

Noncurrent assets and deferred charges:
Regulatory assets	230,860	231,922
Goodwill	39,492	39,492
Unamortized debt issuance costs	7,840	9,331
Other	4,268	4,190
	282,460	284,935
Total Assets	$2,049,552	$2,021,835

 (Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2012	December 31, 2011
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 42,307,786 and 41,977,725 shares issued and outstanding, respectively	$42,308	$41,978
Capital in excess of par value	624,021	618,304
Retained earnings	33,142	33,707
Total common stockholders’ equity	699,471	693,989

Long-term debt (net of current portion):
Obligations under capital lease	4,592	4,739
First mortgage bonds and secured debt	487,639	487,948
Unsecured debt	101,608	199,572
Total long-term debt	593,839	692,259
Total long-term debt and common stockholders’ equity	1,293,310	1,386,248

Current liabilities:
Accounts payable and accrued liabilities	51,312	59,307
Current maturities of long-term debt	98,923	933
Short-term debt	17,850	12,000
Customer deposits	11,821	11,428
Interest accrued	6,091	5,958
Unrealized loss in fair value of derivative contracts	4,068	4,769
Taxes accrued	10,695	2,634
	200,760	97,029

Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	137,098	128,440
Deferred income taxes	274,306	263,933
Unamortized investment tax credits	19,099	19,226
Pension and other postretirement benefit obligations	99,778	103,371
Unrealized loss in fair value of derivative contracts	5,734	5,081
Other	19,467	18,507
	555,482	538,558
Total Capitalization and Liabilities	$2,049,552	$2,021,835

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
	($-000’s)
Operating activities:
Net income	$20,512	$21,097
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	40,561	44,160
Pension and other postretirement benefit costs, net of contributions	1,187	(11,792)
Deferred income taxes and unamortized investment tax credit, net	13,496	14,155
Allowance for equity funds used during construction	(103)	(70)
Stock compensation expense	1,404	1,097
Other	(12)	(163)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(2,062)	12,418
Fuel, materials and supplies	2,424	(4,599)
Prepaid expenses, other current assets and deferred charges	(2,602)	(13,554)
Accounts payable and accrued liabilities	(16,084)	(11,666)
Interest, taxes accrued and customer deposits	8,587	6,125
Other liabilities and other deferred credits	4,344	5,623
Accumulated provision - rate refunds	—	603

Net cash provided by operating activities	71,652	63,434

Investing activities:
Capital expenditures — regulated	(60,760)	(40,022)
Capital expenditures and other investments — non-regulated	(1,504)	(1,339)

Net cash used in investing activities	(62,264)	(41,361)

Financing activities:
Proceeds from first mortgage bonds, net	88,000	—
Long-term debt issuance costs	(974)	—
Debt financing costs	—	(815)
Proceeds from issuance of common stock net of issuance costs	4,666	4,953
Repayment of first mortgage bonds	(88,029)	—
Net short-term borrowings/(repayments)	5,850	(5,500)
Dividends	(21,077)	(26,732)
Other	(458)	(440)

Net cash used in financing activities	(12,022)	(28,534)

Net decrease in cash and cash equivalents	(2,634)	(6,461)

Cash and cash equivalents at beginning of period	5,408	10,525

Cash and cash equivalents at end of period	$2,774	$4,064

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

We operate our businesses as three segments:  electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly-owned subsidiary which provides natural gas distribution to customers in 45 communities in northwest, north central and west central Missouri. Our other segment consists of our fiber optics business.

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

Note 3— Regulatory Matters

The Missouri Public Service Commission (MPSC) approved a joint settlement agreement allowing us to defer actual incremental operating and maintenance expenses associated with the repair, restoration and rebuilding activities resulting from the tornado which hit our service territory on May 22, 2011. In addition, depreciation related to the capital expenditures will be deferred and a carrying charge will be accrued. These amounts, which were approximately $2.3 million as of June 30, 2012, have been recorded as a regulatory asset.

As part of a stipulated agreement in our 2009 Kansas rate case, approved by the Kansas Corporation Commission (KCC) on June 25, 2010, we also deferred depreciation and operating and maintenance expense on both Plum Point and Iatan 2 from their respective in-service dates until the effective date for rates from the next Kansas case, which was January 1, 2012. These deferrals are being recovered over a 4 year period.

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	June 30, 2012	December 31, 2011
Regulatory Assets:
Under recovered purchased gas costs — gas segment - current	$223	$211
Under recovered electric fuel and purchased power costs — current	1,132	7,513
Regulatory assets, current(1)	1,355	7,724
Pension and other postretirement benefits(2)	115,776	121,058
Income taxes	49,178	49,631
Deferred construction accounting costs(3)	17,067	17,095
Unamortized loss on reacquired debt	12,946	11,610
Unsettled derivative losses — electric segment	9,898	7,839
System reliability — vegetation management	7,579	6,569
Storm costs(4)	4,772	5,303
Asset retirement obligation	4,622	3,571
Customer programs	4,012	3,408
Unamortized loss on interest rate derivative	1,305	1,462
Other	774	1,420
Under recovered purchased gas costs — gas segment	1,050	1,281
Deferred operating and maintenance expenses	1,881	1,444
Under recovered electric fuel and purchased power costs	—	231
Regulatory assets, long-term	230,860	231,922
Total Regulatory Assets	$232,215	$239,646

	June 30, 2012	December 31, 2011
Regulatory Liabilities:
Cost of removal	$78,519	$73,562
SWPA payment for Ozark Beach lost generation	23,735	25,074
Income taxes	12,197	12,337
Deferred construction accounting costs — fuel(3)	8,228	8,304
Unamortized gain on interest rate derivative	3,626	3,711
Pension and other postretirement benefits(5)	2,411	2,939
Over recovered electric fuel and purchased power costs	8,382	2,513
Regulatory liabilities, long-term	137,098	128,440
Total Regulatory Liabilities	$137,098	$128,440

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

Balances as of June 30, 2012	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
Iatan 1	$2,703	$1,351	$1,637	$5,691
Iatan 2	3,856	4,288	2,707	10,851
Plum Point	64	303	158	525
Total				$17,067

Balances as of December 31, 2011	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
Iatan 1	$2,728	$1,363	$1,652	$5,743
Iatan 2	3,891	4,271	2,728	10,890
Plum Point	65	239	158	462
Total				$17,095

(4) Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado.

(5) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension and other postretirement benefit costs. Since January 1, 2012, regulatory liabilities and corresponding expenses have been reduced by less than $0.2 million as a result of ratemaking treatment.

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

As of June 30, 2012 and December 31, 2011, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		June 30,	December 31,
ASSET DERIVATIVES		2012	2011
Non-designated hedging instruments due to regulatory accounting	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$—	$—
	Non-current assets and deferred charges — Other	17	2

Natural gas contracts, electric segment	Current assets	82	—
	Non-current assets and deferred credits	107	—
Total derivatives assets		$206	$2

		June 30,	December 31,
LIABILITY DERIVATIVES		2012	2011
Non-designated as hedging instruments due to regulatory accounting
Natural gas contracts, gas segment	Current liabilities	$553	$967
	Non-current liabilities and deferred credits	1	86

Natural gas contracts, electric segment	Current liabilities	3,515	3,802
	Non-current liabilities and deferred credits	5,733	4,995
Total derivatives liabilities		$9,802	$9,850

Electric

At June 30, 2012, approximately $3.4 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

The following tables set forth the actual pre-tax gains/(losses) and the mark to market effect of unsettled positions from the qualified portion of our hedging activities for settled contracts for the electric segment for each of the periods ended June 30, (in thousands):

Derivatives in Cash Flow Hedging	Income Statement Classification of	Amount of Gain / (Loss) Reclassed from OCI into Income (Effective portion)
Relationships - Electric	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Segment	Derivative	2012	2011	2012	2011	2012	2011
Commodity contracts	Fuel and purchased power expense	$—	$—	$—	$—	$—	$(4,864)

Total Effective — Electric Segment		$—	$—	$—	$—	$—	$(4,864)

Derivatives in Cash		Amount of Gain / (Loss) Recognized in OCI on Derivative
Flow Hedging	Statement of	(Effective portion)
Relationships - Electric	Comprehensive	Three Months Ended		Six Months Ended		Twelve Months Ended
Segment	Income	2012	2011	2012	2011	2012	2011
Commodity contracts	Fuel and purchased power expense	$—	$—	$—	$—	$—	$1,037

Total Effective — Electric Segment		$—	$—	$—	$—	$—	$1,037

There were no “mark-to-market” pre-tax gains/(losses) from ineffective portions of our hedging activities for the electric segment for the periods ended June 30, 2012 and 2011, respectively.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended June 30, (in thousands):

Non-Designated Hedging	Balance Sheet
Instruments -Due to	Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Electric Segment	Derivatives	2012	2011	2012	2011	2012	2011
Commodity contracts	Regulatory (assets)/liabilities	$474	$(1,367)	$(1,828)	$(735)	$(8,057)	$(2,959)

Total Electric Segment		$474	$(1,367)	$(1,828)	$(735)	$(8,057)	$(2,959)

	Statement of
Non-Designated Hedging	Operations
Instruments - Due to	Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Electric Segment	Derivatives	2012	2011	2012	2011	2012	2011
Commodity contracts	Fuel and purchased power expense	$83	$(552)	$59	$(392)	$(1,781)	$(1,008)

Total Electric Segment		$83	$(552)	$59	$(392)	$(1,781)	$(1.008)

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

As of June 30, 2012, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2012 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

Year	% Hedged	Dth Hedged Physical	Financial	Average Price
Remainder 2012	73%	1,640,000	1,110,000	$6.311
2013	52%	2,020,000	2,140,000	$5.624
2014	29%	460,000	2,040,000	$5.041
2015	15%	—	1,410,000	$5.031
2016	4%	—	400,000	$4.185

We utilize the following procurement guidelines for our electric segment, allowing the flexibility to hedge up to 100% of the current year’s and 80% of any future year’s expected requirements while being cognizant of volume risk. The 80% guideline is an annual target and volumes up to 100% can be hedged in any given month. For years beyond year four, additional factors of long term uncertainty (including with respect to required volumes and counterparty credit) are also considered. These guidelines do not reflect any changes that might occur as a result of the SPP Day-Ahead Market.

Year	Minimum % Hedged
Current	Up to 100%
First	60%
Second	40%
Third	20%
Fourth	10%

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of June 30, 2012, we had 0.8 million Dths in storage on the three pipelines that serve our customers. This represents 38% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of June 30, 2012 (in thousands).

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	570,000	175,429	755,214	45%
Second	Up to 50%	100,000	—	—	2%
Third	Up to 20%	—	—	—	—%
Total		670,000	175,429	755,214

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

	Balance Sheet
Non-Designated Hedging	Classification of	Amount of (Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivatives	2012	2011	2012	2011	2012	2011
Commodity contracts	Regulatory (assets)/liabilities	$164	$(175)	$(491)	$(271)	$(2,136)	$(717)

Total - Gas Segment		$164	$(175)	$(491)	$(271)	$(2,136)	$(717)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on June 30, 2012 is $3.0 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2012, we would have been required to post $3.0 million of collateral with one of our counterparties. On June 30, 2012, we had no collateral posted with this counterparty.

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

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of June 30, 2012 and December 31, 2011.

		Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		June 30, 2012
Net derivative liabilities (1)	$(9,595)	$(9,595)	$—	$—

		December 31, 2011

Net derivative liabilities (1)	$(9,848)	$(9,848)	$—	$—

(1)The only recurring measurements are derivative related and assets and liabilities are netted together in the table above.

Our cash and cash equivalents approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. The carrying amount of our short-term debt, which is composed of Empire issued commercial paper or revolving credit borrowings, also approximates fair value because of their short-term nature. These instruments are classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The carrying amount of our total long-term debt exclusive of capital leases at June 30, 2012, was $687.9 million compared to a fair market value of approximately $730.6 million. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of June 30, 2012 or that will be realizable in the future.

Note 6— Financing

On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012.

On April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38 million occurred on April 2, 2012 and the second settlement of $50 million occurred on June 1, 2012. All bonds of this new series will mature on April 2, 2027. Interest is payable semi-annually on the bonds on each April 2 and October 2, commencing October 2, 2012. The bonds may be redeemed, at our option, at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. The bonds have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We used the proceeds from the sale of these bonds to redeem the called bonds discussed above (including to repay short term debt initially used for such purpose). The bonds have been issued under the EDE Mortgage. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage.

We have an unsecured revolving credit facility of $150 million in place through January 17, 2017. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2012, we are in compliance with these ratios. Our total indebtedness is 50.4% of our total capitalization as of June 30, 2012 and our EBITDA is 4.88 times our interest charges.  This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at June 30, 2012. However, $17.9 million was used to back up our outstanding commercial paper.

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

On May 22, 2009, a suit was filed in the Circuit Court of Platte County Missouri by several individuals and Class Representatives alleging damages to land, structures, equipment and devastation of crops due to inappropriate management of the levee system around the Iatan Generating Station, of which we are a 12% owner. The parties have reached a settlement in principle and are working on documentation. We do not anticipate the settlement will have a material impact on our results of operations, financial position or liquidity.

A lawsuit was filed in Jasper County Circuit Court (the Court) against us by three of our residential customers, purporting to act on behalf of all Empire customers. These customers were seeking a refund of certain amounts paid for service provided by Empire between January 1, 2007, and December 13, 2007. At all times, we charged the three plaintiffs, and all of our customers, the rates approved by and on file with the MPSC from our 2006 rate case. We filed a motion asking the Court to dismiss the case on the basis that the plaintiffs had not stated a valid claim. A hearing on our motion was held April 18, 2012. The Court granted Empire’s motion to dismiss, and a judgment was issued by the Court on June 29, 2012, dismissing the case. The decision of the Court may be appealed to the Missouri Court of Appeals for the Southern District.

Coal, Natural Gas and Transportation Contracts

(as of June 30, 2012, in millions)	Firm physical gas and transportation contracts	Coal and coal transportation contracts
July 1, 2012 through December 31, 2012	$19.7	$20.2
January 1, 2013 through December 31, 2014	45.8	47.1
January 1, 2015 through December 31, 2016	24.5	32.2
January 1, 2017 and beyond	17.8	—

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

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with force majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of June 30, 2012, are detailed in the table above. On August 7, 2012, we amended our transportation contract with the Burlington Northern and Santa Fe Railway Company (BNSF) and the Kansas City Southern Railway Company. The amendment reduces the minimum tons for the years 2013 through 2016 and extends the contract through 2019.

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other entities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have a long-term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a 665-megawatt, coal-fired generating facility near Osceola, Arkansas. We began receiving purchased power on September 1, 2010. Commitments under this contract total approximately $30.4 million through August 30, 2015. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015, although no decision has yet been made with respect to the exercise of the option. If we do not exercise the option, our purchased power commitments are $311.3 million through August 31, 2039, the end date of our purchased power agreement.

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

New Construction

On January 16, 2012, we signed a contract with a third party vendor to complete environmental retrofits at our Asbury plant. The retrofits will include the installation of a pulse-jet fabric filter (baghouse), circulating dry scrubber and powder activated carbon injection system. This equipment will enable us to comply with the recently finalized Mercury and Air Toxics Standard (MATS). See “Environmental Matters” below for more information and for project costs.

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

Compliance Plan

In order to comply with forthcoming environmental regulations, Empire is taking actions to implement its compliance plan and strategy (Compliance Plan).  While the Cross State Air Pollution Rule (CSAPR) that was set to take effect on January 1, 2012 was stayed in late December 2011 by the District of Columbia Circuit Court of Appeals, the Mercury Air Toxics Standard (MATS) was signed by the Environmental Protection Agency (EPA) Administrator on December 16, 2011 and became effective on April 16, 2012. MATS requires compliance by April 2015 (with flexibility for extensions for reliability reasons). Our Compliance Plan largely follows the preferred plan presented in our most recent Integrated Resource Plan. As described above under New Construction, we have begun the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112 million to $130 million, excluding AFUDC. Initial construction costs through June 30, 2012 were $13.7 million for 2012 and $15.0 million for the project to date, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, an 18 megawatt steam turbine that is currently used for peaking purposes. We are transitioning our Riverton Units 7 and 8 from operation on coal to full operation on natural gas and we currently expect this transition to be complete by the end of 2012. Riverton Units 7 and 8, along with Riverton Unit 9, a small combustion turbine that requires steam from Unit 7 or 8 for start-up, will be retired upon the conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit. This conversion is currently scheduled to be completed in 2016.

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

Title IV Acid Rain Program:

Under the Title IV Acid Rain Program, each existing affected unit has been allocated a specific number of emission allowances by the U.S. Environmental Protection Agency (EPA).  Each allowance entitles the holder to emit one ton of SO2. Covered utilities, such as Empire, must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. Allowances in excess of the annual emissions are banked for future use. In 2011, our SO2 emissions exceeded the annual allocations. This deficit was covered by our banked allowances. We estimate our Title IV Acid Rain Program SO2 allowance bank will be exhausted by mid to late 2013. Long-term compliance with this program will be met by the Compliance Plan detailed above along with possible procurement of additional SO2 allowances. We expect the cost of compliance to be fully recoverable in our rates.

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

SO2 allowance allocations under the Title IV Acid Rain Program are used for compliance in the CAIR SO2 Program. Beginning in 2010, SO2 allowances were utilized at a 2:1 ratio for our Missouri units. As a result, based on current SO2 allowance usage projections, we expected to have sufficient allowances to take us into mid to late 2013.

In order to meet CAIR requirements for SO2 and NOx emissions (NOx is discussed below in more detail) and as a requirement for the air permit for Iatan 2, a Selective Catalytic Reduction system (SCR), a Flue-Gas Desulfurization (FGD) scrubber system and baghouse were installed at our jointly-owned Iatan 1 plant and a SCR was installed at our Asbury plant in 2008. Our jointly-owned Iatan 2 and Plum Point plants were originally constructed with the above technology.

CSAPR- formerly the Clean Air Transport Rule:

On July 6, 2010, the EPA published a proposed CAIR replacement rule entitled the Clean Air Transport Rule (CATR). As proposed and supplemented, the CATR included Missouri and Kansas under both the annual and ozone season for NOx as well as the SO2 program while Arkansas remained in the ozone season NOx program only. The final CATR was released on July 7, 2011 under the name of the CSAPR, and was set to become effective January 1, 2012. However, as mentioned above, the District of Columbia Circuit Court of Appeals stayed the rule and as of January 1, 2012, the CAIR will be in effect while the court reviews the case. When it was published, the final CSAPR required a 73% reduction in SO2 from 2005 levels by 2014. The SO2 allowances allocated under the EPA’s Title IV Acid Rain Program cannot be used for compliance with CSAPR but would continue to be used for compliance with the Title IV Acid Rain Program. Therefore, new SO2 allowances would be allocated under CSAPR and retired at one allowance per ton of SO2 emissions emitted. We would receive fewer SO2 allowances than we currently emit. Long-term compliance with this Rule will be met by the Compliance Plan detailed above along with possible procurement of additional SO2 allowances. A number of states, including Kansas, various electric utilities and industrial organizations commenced litigation in the District of Columbia Court of Appeals challenging the December 2011 stay of the CSAPR. A ruling in that litigation is expected some time in the summer of 2012. We expect compliance costs with the resulting rules to be recoverable in our rates.

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

The CAIR required covered states to develop SIPs to comply with specific annual NOx state-wide allowance allocation budgets. Based on existing SIPs, we had excess NOx allowances during 2011 which were banked for future use and will be sufficient for compliance at least through the end of 2013. The CAIR NOx program also was to have been replaced by the CSAPR program January 1, 2012 but because of the court stay will remain in effect while the case is reviewed.

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

PM NAAQS:

Particulate matter (PM) is the term for particles found in the air which comes from a variety of sources. On June 14, 2012 the US EPA proposed the following actions: 1) to strengthen the annual PM 2.5 (particle size (microns)) NAAQS, also known as fine particulate matter and 2) set a separate 24-hour PM 2.5 standard to improve visibility primarily in urban areas. The EPA plans to take final action by December 14, 2012 and states are required to meet the primary standard in 2020.

Currently, the proposed standards should have no impact on our existing generating fleet because the PM 2.5 ambient monitor results are below the level required by these proposed standards. However, the proposed standards could impact future major modifications/construction projects that require a Prevention of Significant Deterioration (PSD) permit.

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

The EPA issued Information Collection Requests (ICR) for determining the National Emission Standards for Hazardous Air Pollutants (NESHAP), including mercury, for coal and oil-fired electric steam generating units on December 24, 2009. The ICRs included our Iatan, Asbury and Riverton plants. All responses to the ICRs were submitted as required. The EPA ICRs were intended for use in developing regulations under Section 112(r) of the CAA maximum achievable emission standards for the control of the emission of hazardous air pollutants (HAPs), including mercury. The EPA proposed the first ever national mercury and air toxics standards (MATS) in March 2011, which became effective April 16, 2012. MATS establishes numerical emission limits to reduce emissions of heavy metals, including mercury (Hg), arsenic, chromium, and nickel, and acid gases, including HCl and hydrogen fluoride (HF). For all existing and new coal-fired electric utility steam generating units (EGUs), the proposed standard will be phased in over three years, and allows states the ability to give facilities a fourth year to comply.

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

On September 22, 2009, the EPA issued the final Mandatory Reporting of Greenhouse Gases Rule under the CAA which requires power generating and certain other facilities that equal or exceed an emission threshold of 25,000 metric tons of CO2e to report GHGs to the EPA annually commencing in September 2011. EDE’s GHG emissions for 2010 and 2011 have been reported as required to the EPA. Under a special provision for the 2011 reporting year, EDG will incur a reporting deadline extension as a facility that contains a new reporting source.

On December 7, 2009, responding to a 2007 U.S. Supreme Court decision that determined that GHGs constitute “air pollutants” under the CAA, the EPA issued its final finding that GHGs threaten both the public health and the public welfare. This “endangerment” finding did not itself trigger any EPA regulations, but was a necessary predicate for the EPA to proceed with regulations to control GHGs. Since that time, a series of rules including the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule) have been issued by the EPA and several parties have filed petitions with the EPA and lawsuits have been filed challenging these rules. On June 26, 2012, the D.C. Circuit Court issued its opinion in the principal litigation of the EPA GHG rules (Endangerment, the Tailoring Rule, GHG emission standards for light-duty vehicles, and the EPA’s rule on reconsideration of the PSD Interpretive Memorandum). The three-judge panel upheld the EPA’s interpretation of the Clean Air Act provisions as unambiguously correct. This opinion solidifies the EPA’s position that the CAA requires PSD and Title V permits for major emitters of greenhouse gases, such as Empire. Our ongoing projects are currently being evaluated for the projected increase or decrease of CO2e emissions as required by the Tailoring Rule.

As the result of an agreement to settle litigation pending in the U.S. Court of Appeals, on March 27, 2012, the EPA proposed a Carbon Pollution Standard for new power plants. This action is designed to limit the amount of carbon emitted by electric utility generating units. The New Source Performance Standard would require all new power plants to meet a CO2 emissions limit of 1,000 pounds per megawatt hour. This is equal to a coal-fired power plant capturing 50% or more of its emissions. The rule does offer some flexibility but would still require an average of 1,000 pounds per megawatt hour over a 30-year period. It is expected that most new natural gas-fired combined cycles will meet the new standard. The proposed rule would apply only to new fossil-fuel-fired electric utility generating units. The proposal would not apply to existing units including modifications such as changes needed to meet other air pollution standards such as is currently being undertaken by the Asbury facility. At this time, the EPA has publicly announced no plans to restrict GHG emissions from existing power plants, but we expect proposed regulations in the future. Comments for the proposed regulation are currently under consideration by the EPA, and Empire will determine the impact on the Riverton Unit 12 conversion after the final rule is released. At this time, the regulation does not propose a standard of performance for modifications, and we do not expect the Riverton 12 combined cycle permitting to be affected.

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

The ultimate cost of any GHG regulations cannot be determined at this time. However, we expect the cost of complying with any such regulations to be recoverable in our rates.

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

On June 21, 2010, the EPA proposed a new regulation pursuant to the Federal Resource Conservation and Recovery Act (RCRA) governing the management and storage of Coal Combustion Residuals (CCR). In the proposal, the EPA presents two options: (1) regulation of CCR under RCRA subtitle C as a hazardous waste and (2) regulation of CCR under RCRA subtitle D as a non-hazardous waste. The public comment period closed in November 2010. It is anticipated that the final regulation will be published in late 2012. We expect compliance with either option as proposed to result in the need to construct a new landfill and the conversion of existing ash handling from a wet to a dry system(s) at a potential cost of up to $15 million at our Asbury and Riverton Power Plants. This preliminary estimate will likely change based on the final CCR rule and its requirements. We expect resulting costs to be recoverable in our rates.

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

Missouri regulations currently require us and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase RECs, at the rate of at least 2% of retail sales by 2011, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement. The regulations require that 2% of the renewable energy source must be solar; however, we believe we are exempted from the solar requirement. A challenge to our exemption, brought by two of our customers and Power Source Solar, Inc., was dismissed on May 31, 2011 by the Missouri Western District Court of Appeals. The plaintiffs filed in the Missouri Supreme Court for transfer of the case from the Missouri Western District to the Missouri Supreme Court. The transfer was denied.

Renewable energy standard compliance rules were published by the MPSC on July 7, 2010.  Missouri investor-owned utilities and others initiated litigation to challenge these rules. On June 30, 2011, a Cole County Circuit Court judge ruled that portions of the MPSC rules were unlawful and unreasonable, in conflict with Missouri statute and in violation of the Missouri Constitution. Subsequent to that decision, a portion of the appeal was dropped and the entire order was stayed.  On December 27, 2011 the judge issued another order identical to the one that was stayed except that the rulings with regard to the constitutionality issue had been omitted. The MPSC has appealed this decision and a procedural schedule has not yet been established. Kansas established a renewable portfolio standard (RPS), effective November 19, 2010. It requires 10% of our Kansas retail customer peak capacity requirements to be sourced from renewables by 2011, increasing to

15% by 2016, and 20% by 2020. In addition, there are several proposals currently before the U.S. Congress to adopt a nationwide RPS.

We have been selling the majority of our RECs and plan to continue to sell all or a portion of them moving forward. As a result of these REC sales, we cannot claim the underlying energy is renewable. Once a REC has been claimed or retired, it cannot be used for any other purpose. At the end of 2011, sufficient RECs, including hydro, were retired to comply with the Missouri and Kansas requirements through the end of November 2011. Additional RECs were retired in January of 2012 to complete the process for 2011. In the future, we will continue to retain a sufficient amount of RECs to meet any current or future requirements.

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

Note 8 — Retirement Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended June 30,
	Pension Benefits		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$1,628	$1,404	$7	$27	$565	$507
Interest cost	2,551	2,612	56	51	1,032	1,062
Expected return on plan assets	(3,076)	(2,889)	—	—	(1,041)	(1,028)
Amortization of prior service cost (1)	133	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	1,950	1,395	76	52	468	381
Net periodic benefit cost	$3,186	$2,655	$137	$128	$771	$669

	Six months ended June 30,
	Pension Benefits		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$3,256	$2,798	$15	$47	$1,129	$1,133
Interest cost	5,102	5,203	111	91	2,065	2,192
Expected return on plan assets	(6,151)	(5,569)	—	—	(2,083)	(2,078)
Amortization of prior service cost (1)	266	266	(4)	(4)	(505)	(505)
Amortization of net actuarial loss (1)	3,899	2,747	153	85	935	881
Net periodic benefit cost	$6,372	$5,445	$275	$219	$1,541	$1,623

	Twelve months ended June 30,
	Pension Benefits		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$6,054	$5,139	$62	$83	$2,262	$2,253
Interest cost	10,305	10,218	203	166	4,257	4,396
Expected return on plan assets	(11,721)	(10,450)	—	—	(4,161)	(3,990)
Amortization of prior service cost (1)	532	531	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	6,647	4,676	238	118	1,816	1,691
Net periodic benefit cost	$11,817	$10,114	$495	$359	$3,163	$3,339

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

In accordance with our regulatory agreements, our funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We have contributed $8.1 million to our Pension Trust in 2012 and expect our remaining 2012 contribution to be approximately $3.0 million. The actual minimum funding requirements will be determined based on the results of the actuarial valuations. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits.

Note 9– Stock-Based Awards and Programs

Our performance-based restricted stock awards, stock options and their related dividend equivalents and time-vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the Accounting Standards Codification (ASC) guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011
Compensation Expense	$376	$218	$1,198	$959	$2,004	$2,624
Tax Benefit Recognized	128	68	427	339	702	950

Activity for our various stock plans for the six months ended June 30, 2012 is summarized below:

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

	Fair Value of Grants Outstanding at June 30,
	2012	2011
Risk-free interest rate	0.17% to 0.35%	0.11% to 0.60%
Expected volatility of Empire stock	20.9%	27.4%
Expected volatility of peer group stock	12.7% to 44.2%	20.8% to 82.2%
Expected dividend yield on Empire stock	4.7%	0.0% to 4.2%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	34.0% to 101.0%	67.0% to 88.0%
Weighted average fair value per share	$12.64	$15.45

Non-vested restricted stock awards (based on target number) as of June 30, 2012 and 2011 and changes during the six months ended June 30, 2012 and 2011 were as follows:

	2012		2011
	Number	Weighted Average	Number	Weighted Average
	of shares	Grant Date Price	of shares	Grant Date Price
Outstanding at January 1,	37,400	$19.28	47,500	$19.86
Granted	10,000	$20.97	10,900	$21.84
Awarded	(7,823)	$18.12	(39,621)	$21.92
Awarded in Excess of Target	—	—	18,621	$21.92
Not Awarded	(5,677)	$18.12	—	—

Nonvested at June 30,	33,900	$20.25	37,400	$19.28

At June 30, 2012, there was $0.2 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of June 30, 2012 and 2011, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at June 30,
	2012	2011
Risk-free interest rate	0.20% to 0.54%	0.25% to 1.77%
Dividend yield	4.70%	3.20% to 4.70%
Expected volatility	25.0%	24.0%
Expected life in months	78	78
Market value	$ 21.10	$ 19.26
Weighted average fair value per option	$ 1.80	$ 1.55

	2012		2011
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	190,300	$21.56	267,400	$21.69
Granted	—	—	—	—
Exercised	27,000	$18.12	77,100	$22.02
Outstanding at June 30,	163,300	$22.13	190,300	$21.56
Exercisable at June 30,	128,500	$23.15	128,500	$23.15

The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at June 30, 2012 and 2011:

	2012	2011
Aggregate intrinsic value (in millions)	$0.1	less than $0.1
Weighted-average remaining contractual life of outstanding options	3.7 years	5.6 years
Range of exercise prices	$18.36 to $23.81	$18.12 to $23.81
Total unrecognized compensation expense (in millions) related to non-vested options and related dividend equivalents granted under the plan	less than $0.1	less than $0.1
Recognition period	0.6 years	0.5 to 1.5 years

Time-Vested Restricted Stock Awards

Beginning in 2011, we began granting, to qualified individuals, time-vested restricted stock awards that vest after a three-year period, in lieu of stock options. No dividend rights accumulate during the vesting period. Time-vested restricted stock is valued at an amount equal to the fair market value of our common stock on the date of grant. If employment terminates during the vesting period because of death, retirement, or disability, the participant is entitled to a pro-rata portion of the time-vested restricted stock awards such participant would otherwise have earned, which is distributed six months following the date of termination, with the remainder of the award forfeited. If employment is terminated during the vesting period for reasons other than those listed above, the time-vested restricted stock awards will be forfeited on the date of the termination, unless the Board of Directors Compensation Committee determines, in its sole discretion, that the participant is entitled to a pro-rata portion of the award.

No shares of time-vested restricted stock were granted in 2012 as a result of the limitation on incentive compensation in place in 2011. A summary of time vested restricted stock activity under the plan for 2011 and 2012 is presented in the table below:

	June 30, 2012		December 31, 2011
		Weighted		Weighted
		Average Fair		Average Fair
	Number of shares	Market Value	Number of shares	Market Value
Outstanding at January 1,	3,433	$21.84	—	$—
Granted	—	—	10,200	$21.84
Vested	—	—	794	$19.32
Distributed	133	$20.13	661	$21.02
Forfeited	—	—	6,106	$—
Vested but not distributed	—	—	133	$20.13

Outstanding at end of period	3,300	$20.35	3,433	$21.84

All time-vested restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The cost of the awards is generally recognized over the requisite (explicit) service period.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of June 30, 2012, there were 195,873 shares available for issuance in this plan.

	2012	2011
Subscriptions outstanding at June 30	72,899	72,182
Maximum subscription price(1)	$17.95	$17.27
Shares of stock issued	65,919	69,229
Stock issuance price	$17.27	$16.06

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2012 to May 31, 2013.

Assumptions for valuation of these shares are shown in the table below.

	2012	2011
Weighted average fair value of grants at June 30	$3.19	$3.17
Risk-free interest rate	0.17%	0.18%
Dividend yield	5.00%	2.60%
Expected volatility	24.00%	22.00%
Expected life in months	12	12
Grant Date	6/1/12	6/1/11

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands) for all periods presented ended June 30:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended	Twelve Months Ended
	2012	2011	2012	2011	2012	2011
Electric transmission and distribution expense	$4,264	$3,418	$8,372	$7,240	$16,493	$14,265
Natural gas transmission and distribution expense	664	579	1,316	1,141	2,561	2,289
Power operation expense (other than fuel)	3,604	2,469	7,399	5,147	15,529	10,807
Customer accounts and assistance expense	2,584	2,395	5,018	4,931	10,297	10,632
Employee pension expense (1)	2,539	1,975	5,074	3,819	10,060	6,967
Employee healthcare plan (1)	2,324	1,716	4,562	3,337	8,664	7,022
General office supplies and expense	2,523	2,236	5,275	5,135	10,298	11,338
Administrative and general expense	3,573	3,057	7,792	6,704	15,384	12,966
Allowance for uncollectible accounts	753	1,242	1,345	1,324	3,446	3,520
Miscellaneous expense	16	(2)	39	23	102	98
Total	$22,844	$19,085	$46,192	$38,801	$92,834	$79,904

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

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended June 30, 2012
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$124,091	$5,804	$1,885	$(148)	$131,632
Depreciation and amortization	13,759	861	448	—	15,068
Federal and state income taxes	6,745	(238)	253	—	6,760
Operating income	19,834	534	394	—	20,762
Interest income	118	95	1	(91)	123
Interest expense	9,174	976	—	(91)	10,059
Income from AFUDC (debt and equity)	170	1	—	—	171
Net income	10,691	(394)	411	—	10,708

Capital Expenditures	$33,745	$844	$594		$35,183

	For the quarter ended June 30, 2011
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$120,329	$7,303	$1,609	$(148)	$129,093
Depreciation and amortization	15,582	870	436	—	16,888
Federal and state income taxes	5,340	(13)	252	—	5,579
Operating income	17,795	928	411	—	19,134
Interest income	16	58	—	(58)	16
Interest expense	9,017	978	1	(58)	9,938
Income from AFUDC (debt and equity)	128	—	—	—	128
Net income	8,792	(27)	410	—	9,175

Capital Expenditures	$33,034	$694	$1,081		$34,809

	For the six months ended June 30, 2012
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$243,817	$21,487	$3,768	$(296)	$268,776
Depreciation and amortization	27,329	1,780	894	—	30,003
Federal and state income taxes	11,932	459	568	—	12,959
Operating income	38,078	2,588	907	—	41,573
Interest income	288	166	1	(153)	302
Interest expense	19,202	1,953	—	(153)	21,002
Income from AFUDC (debt and equity)	268	2	—	—	270
Net income	18,864	725	923	—	20,512

Capital Expenditures	$66,863	$1,569	$1,538		$69,970

	For the six months ended June 30, 2011
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$248,690	$28,292	$3,135	$(296)	$279,821
Depreciation and amortization	31,610	1,743	868	—	34,221
Federal and state income taxes	10,973	1,368	483	—	12,824
Operating income	36,071	4,122	788	—	40,981
Interest income	38	130	—	(128)	40
Interest expense	17,818	1,954	4	(128)	19,648
Income from AFUDC (debt and equity)	151	—	—	—	151
Net income	18,093	2,219	785	—	21,097

Capital Expenditures	$49,885	$1,034	$1,448		$52,367

	For the twelve months ended June 30, 2012
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$519,403	$39,625	$7,389	$(592)	$565,825
Depreciation and amortization	53,956	3,530	1,832	—	59,318
Federal and state income taxes	32,602	766	1,065	—	34,433
Operating income	90,596	4,980	1,949	—	97,525
Interest income	805	296	1	(283)	819
Interest expense	39,243	3,909	4	(283)	42,873
Income from AFUDC (debt and equity)	626	4	—	—	630
Net income	51,441	1,215	1,731	—	54,387

Capital Expenditures	$110,478	$4,657	$3,646		$118,781

	For the twelve months ended June 30, 2011
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$512,686	$48,101	$6,526	$(592)	$566,721
Depreciation and amortization	60,919	3,436	1,751	—	66,106
Federal and state income taxes	26,120	1,767	1,051	—	28,938
Operating income	82,725	6,672	1,722	—	91,119
Interest income	103	273	—	(282)	94
Interest expense	35,908	3,926	15	(282)	39,567
Income from AFUDC (debt and equity)	1,814	12	—	—	1,826
Net Income	47,951	2,879	1,707	—	52,537

Capital Expenditures	$96,148	$5,389	$2,258		$103,795

	As of June 30, 2012
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$1,966,579	$144,958	$27,083	$(89,068)	$2,049,552

(1)          Includes goodwill of $39,492.

	As of December 31, 2011
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$1,931,320	$145,897	$26,038	$(81,420)	$2,021,835

(1)   Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended June 30, 2011:

	Three Months Ended		Six-Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011
Consolidated provision for income taxes	$6.8	$5.6	$13.0	$12.8	$34.4	$28.9
Consolidated effective federal and state income tax rates	38.7%	37.8%	38.7%	37.8%	38.8%	35.5%

The effective tax rates for the second quarter of 2012 and the six months ended June 30, 2012 are higher than 2011 mainly due to amortization to tax expense of tax benefits previously flowed through to ratepayers related to costs of removal. The 2012 twelve months ended June 30, 2012 effective tax is higher than the 2011 comparable period primarily due to substantially lower AFUDC income.

We do not have any unrecognized tax benefits as of June 30, 2012. We recognized interest or penalties of $0.0 million and $0.1 million during 2011 and 2010, respectively, related to unrecognized tax benefits in other expenses and on the balance sheet. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary which provides natural gas distribution to customers in 45 communities in northwest, north central and west central Missouri. Our other segment consists of our fiber optics business.

During the twelve months ended June 30, 2012, our gross operating revenues were derived as follows:

Electric segment sales*	91.8%
Gas segment sales	7.0
Other segment sales	1.2

*Sales from our electric segment include 0.3% from the sale of water.

Earnings

During the second quarter of 2012, basic and diluted earnings per weighted average share of common stock were $0.25 as compared to $0.22 in the second quarter of 2011. For the six months ended June 30, 2012, basic and diluted earnings per weighted average share of common stock were $0.49 as compared to $0.51 for the six months ended June 30, 2011. For the twelve months ended June 30, 2012, basic and diluted earnings per weighted average share of common stock were $1.29 as compared to $1.26 for the twelve months ended June 30, 2011.

The primary positive driver for the second quarter of 2012 was increased Missouri electric rates, which became effective in June 2011. The continuing return of customers following the May 2011 tornado also had a positive impact on electric revenues and electric gross margin, which we define as electric revenues less fuel and purchased power costs. However, the positive customer impacts were offset by negative weather impacts on a quarter over quarter basis. Other operating and maintenance expenses increased over last year, negatively impacting net income.

Increased electric rates were also the primary positive drivers for the six months ended and twelve months ended June 30, 2012 as compared to the same periods last year. Weather and decreased customer counts, primarily resulting from the May 2011 tornado, were negative drivers during the 2012 periods, as discussed below. Other operating and maintenance expenses also increased during the six months ended and twelve months ended June 30, 2012, negatively impacting net income.

Factors impacting gross margin and net income for the quarter, six months ended June 30, 2012 and twelve months ended June 30, 2012, are presented on a segment basis under Results of Operations below.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, six months and twelve months ended June 30, 2011 and June 30, 2012, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

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

This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statement of income. We also note that this presentation does not purport to be an alternative to earnings per share determined in accordance with GAAP as a measure of operating performance or any other measure of financial performance presented in accordance with GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended June 30.

	Three Months Ended	Six Months Ended	Twelve Months Ended
Earnings Per Share — 2011	$0.22	$0.51	$1.26

Revenues
Electric segment	$0.06	$(0.07)	$0.10
Gas segment	(0.02)	(0.10)	(0.13)
Other segment	0.00	0.01	0.01
Total Revenue	0.04	(0.16)	(0.02)
Electric fuel and purchased power	0.02	0.16	0.25
Cost of natural gas sold and transported	0.01	0.07	0.09
Margin	0.07	0.07	0.32

Operating — electric segment	(0.05)	(0.10)	(0.20)
Operating —gas segment	(0.01)	(0.01)	0.00
Operating —other segment	0.00	(0.01)	(0.01)
Maintenance and repairs	(0.01)	0.00	(0.03)
Depreciation and amortization	0.03	0.06	0.11
Other taxes	0.00	0.00	(0.02)
Interest charges	0.00	(0.02)	(0.05)
AFUDC	0.00	0.00	(0.02)
Change in effective income tax rates	0.00	(0.01)	(0.07)
Other income and deductions	0.00	0.00	0.01
Dilutive effect of additional shares issued	0.00	0.00	(0.01)
Earnings Per Share — 2012	$0.25	$0.49	$1.29

Recent Activities

Tornado Recovery and Activity

Joplin, Missouri continues to recover from the May 22, 2011 tornado. As of June 30, 2012, our system-wide customer count was down by approximately 1,100 as compared to the customer count levels prior to the May 2011 tornado. Storm restoration costs were approximately $24.7 million as of June 30, 2012. The majority of these costs have been capitalized. We expect to spend an additional $6.5 million to rebuild our destroyed substation, but anticipate insurance proceeds will cover most of this cost. We expect the loss of electric load and corresponding revenues to abate as customers rebuild. As we continue to add customers back to our system, our customer growth expectations range from approximately 0.5% to 1.1% annually over the next several years.

Regulatory Matters

On July 6, 2012, we filed a rate increase with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in base rate revenues of approximately $30.7 million, or 7.56%.

On May 21, 2012, we filed a rate increase with the MPSC for changes in rates for our Missouri water customers.  We are seeking an annual increase in revenues of approximately $516,400, or 29.6%.

On May 18, 2012, we filed with the Federal Energy Regulatory Commission (FERC) proposed revisions to our Open Access Transmission Tariff to implement a cost-based transmission formula rate to be effective August 1, 2012.

For additional information on all these cases, see “Rate Matters” below.

Financings

On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012.

To replace this financing, as described in Note 6, on April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38 million occurred on April 2, 2012 and the second settlement of $50 million occurred on June 1, 2012. The bonds will mature on April 2, 2027. Interest is payable semi-annually on the bonds on each April 2 and October 2, commencing October 2, 2012.

Compliance Plan

Our environmental Compliance Plan, discussed in Note 7, continues on schedule. Construction is proceeding on the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. Initial construction costs through June 30, 2012 were $13.7 million for 2012 and $15.0 million for the project to date, excluding AFUDC. This project is expected to be completed in early 2015 at a cost ranging from $112 million to $130 million, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, an 18 megawatt steam turbine that is currently used for peaking purposes.

The Compliance Plan also calls for the transition of Riverton Units 7 and 8 from operation on coal to full operation on natural gas and we currently expect this transition to be complete by the end of 2012. These units, along with Riverton Unit 9, will be retired upon conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit, with scheduled completion in 2016. In order to facilitate the transition, we are in the process of utilizing Riverton’s remaining coal inventory.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, six-month and twelve-month periods ended June 30, 2012, compared to the same periods ended June 30, 2011.

The following table represents our results of operations by operating segment for the applicable periods ended June 30 (in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011

Electric	$10.7	$8.8	$18.9	$18.1	$51.5	$47.9
Gas	(0.4)	—	0.7	2.2	1.2	2.9
Other	0.4	0.4	0.9	0.8	1.7	1.7
Net income	$10.7	$9.2	$20.5	$21.1	$54.4	$52.5

Electric Segment

Gross Margin

As shown in the table below, electric segment gross margin increased approximately $5.5 million during the second quarter of 2012 as compared to the second quarter of 2011 mainly due to the June 2011 Missouri rate increase. The impacts of increased customer counts and less favorable weather were mostly offsetting.

The electric gross margin increased approximately $5.8 million for the six months ended June 30, 2012 as compared to the same period in 2011, mainly due to increased rates, offset by decreased demand resulting from mild winter weather in the first quarter of 2012 and changes in average customer counts in the first and second quarters of 2012 as compared to the same periods last year.

The electric gross margin increased approximately $23.0 million for the twelve months ended June 30, 2012 as compared to the same period in 2011, mainly due to increased revenues resulting from the June 2011 and September 2010 Missouri rate increases, the September 2010 and March 2011 Oklahoma rate increases, the January 2012 Kansas rate increase and the April 2011 Arkansas rate increase. Weather negatively impacted margins as unseasonably hot weather experienced during the summer months of 2011 was more than offset by the effects of record mild winter weather during the first quarter heating season of 2012 and a mild fourth quarter of 2011.

The table below represents our electric gross margins for the applicable periods ended June 30 (dollars in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011

Electric segment revenues	$124.1	$120.3	$243.8	$248.7	$519.4	$512.7
Fuel and purchased power	45.5	47.2	90.8	101.4	189.6	205.8
Electric segment gross margins	$78.6	$73.1	$153.0	$147.3	$329.8	$306.9
Margin as % of total electric segment revenues	63.3%	60.8%	62.8%	59.2%	63.5%	59.9%

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

Sales and Revenues

Electric operating revenues comprised approximately 93.9% of our total operating revenues during the second quarter of 2012. Electric operating revenues for the second quarter of 2012 and 2011 were comprised of the following:

	2012	2011
Residential	38.2%	38.5%
Commercial	33.5	31.7
Industrial	16.8	16.6
Wholesale on-system	3.8	3.8
Wholesale off-system	2.9	5.0
Miscellaneous sources*	2.8	2.7
Other electric revenues	2.0	1.7

*primarily public authorities

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales and for off-system sales for the applicable periods ended June 30, were as follows:

	kWh Sales
	(in millions)
	Second	Second		6 Months	6 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2012	2011	Change(1)	2012	2011	Change(1)	2012	2011	Change(1)
Residential	389.1	399.4	(2.6)%	865.6	990.8	(12.6)%	1,857.5	2,015.6	(7.8)%
Commercial	399.5	384.5	3.9	737.3	760.2	(3.0)	1,553.4	1,613.9	(3.7)
Industrial	269.6	262.6	2.7	511.3	499.6	2.3	1,034.4	1,016.3	1.8
Wholesale on-system	89.0	88.7	0.3	173.5	176.3	(1.6)	362.0	361.8	0.1
Other(2)	29.1	30.8	(5.6)	60.3	64.1	(5.8)	125.0	127.1	(1.7)
Total on-system sales	1,176.3	1,166.0	0.9	2,348.0	2,491.0	(5.7)	4,932.3	5,134.7	(3.9)
Off-system	171.4	195.1	(12.1)	308.1	453.0	(32.0)	595.1	855.3	(30.4)
Total KWh Sales	1,347.7	1,361.1	(1.0)	2,656.1	2,944.0	(9.8)	5,527.4	5,990.0	(7.7)

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2) Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers increased 0.9% during the quarter ended June 30, 2012, as compared to the same period in 2011, mainly due to the continuing return of customers following the May 2011 tornado and continued industrial growth as compared to the second quarter of 2011. Although total cooling degree days (the cumulative number of degrees that the daily average temperature for each day during that period was above 65° F) for the second quarter of 2012 were 2.9% more than the same period last year and 57.9% more than the 30-year average, KWh sales for our residential customers decreased during the second quarter of 2012 as compared to the second quarter of 2011. This was primarily due to the unseasonably hot weather in June 2011 and a normal residential customer count during the second quarter of 2011 from April 1 until the May 2011 tornado. Commercial kWh sales increased during the second quarter of 2012 as compared to the second quarter of 2011 primarily due to the rebuilding of businesses destroyed in the May 2011 tornado.

KWh sales for our on-system customers decreased 5.7% during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to decreased demand.  The record warm winter weather experienced during the second quarter of 2012 was more than offset by the effect of record warm weather in the first quarter of 2012. The decrease in residential kWh sales was also attributable to the loss of residences in the May 2011 tornado and the decrease in commercial kWh sales was mainly due to the loss of businesses in the May 2011 tornado. Industrial sales continued to increase during the six months ended June 30, 2012 as compared to the same period last year.

KWh sales for our on-system customers decreased 3.9% during the twelve months ended June 30, 2012, as compared to the same period in 2011, mainly due to the impact of the tornado and to decreased demand as unseasonably hot weather experienced during the summer months of 2011 was more than offset by the effects of record mild winter weather during the first quarter heating season of 2012 and the fourth quarter of 2011. The record warm winter weather of the twelve month period ending June 30, 2012 lowered sales when compared to the same period a year ago. Residential and commercial kWh sales decreased primarily due to these weather impacts and the loss of residences and businesses in the May 2011 tornado. Industrial sales continued to increase during the twelve months ended June 30, 2012 as compared to the same period last year.

The amounts and percentage changes from the prior periods in electric segment operating revenues by major customer class for on-system and off-system sales for the applicable periods ended June 30, were as follows:

	Electric Segment Operating Revenues ($ in millions)
	3 Months	3 Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2012	2011	Change(1)	2012	2011	Change(1)	2012	2011	Change(1)
Residential	$47.3	$46.2	2.4%	$101.5	$105.5	(3.8)%	$217.7	$216.1	0.7%
Commercial	41.4	38.0	8.8	75.8	72.3	4.8	160.9	154.1	4.4
Industrial	20.8	19.9	4.6	38.8	36.5	6.4	81.2	75.1	8.3
Wholesale on-system	4.7	4.5	3.2	8.6	8.8	(1.6)	19.0	18.5	2.5
Other(2)	3.4	3.3	3.6	6.9	6.6	3.9	14.1	13.2	6.7
Total on-system revenues	$117.6	$111.9	5.1	$231.6	$229.7	0.8	$492.9	$477.0	3.3
Off-system	3.6	6.0	(40.1)	6.8	14.0	(51.1)	16.1	25.6	(37.0)
Total revenues from kWh sales	121.2	117.9	2.8	238.4	243.7	(2.2)	509.0	502.6	1.3
Miscellaneous revenues(3)	2.5	2.0	25.4	4.6	4.1	10.7	8.6	8.3	3.8
Total electric operating revenues	$123.7	$119.9	3.1	$243.0	$247.8	(2.0)	$517.6	$510.9	1.3
Water revenues	0.4	0.4	3.6	0.8	0.9	(0.5)	1.8	1.8	(1.2)
Total electric segment operating revenues	$124.1	$120.3	3.1	$243.8	$248.7	(2.0)	$519.4	$512.7	1.3

(1) Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2) Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3) Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

Revenues for our on-system customers increased $5.7 million during the second quarter of 2012 as compared to the second quarter of 2011. Rate changes, primarily the June 2011 Missouri rate increase, contributed an estimated $5.5 million to revenues. Improved customer counts increased revenues an estimated $1.5 million. The impact of weather and other related factors decreased revenues an estimated $1.3 million.

Revenues for our on-system customers increased $1.8 million for the six months ended June 30, 2012 as compared to the same period in 2011. Rate changes, primarily the June 2011 Missouri rate increase, the March 2011 Oklahoma rate increase, the January 2012 Kansas rate increase and the April 2011 Arkansas rate increase, contributed an estimated $17.2 million to revenues. Weather and other related factors decreased revenues an estimated $15.0 million during the six months ended June 30, 2012, due to the reasons previously discussed. Decreased customer counts, primarily resulting from the May 2011 tornado, reduced revenues an estimated $0.4 million.

Revenues for our on-system customers increased $15.9 million for the twelve months ended June 30, 2012 as compared to the same period in 2011. Rate changes, primarily the September 2010 and June 2011 Missouri rate increases, the September 2010 and March 2011 Oklahoma rate increases, the January 2012 Kansas rate increase and the April 2011 Arkansas rate increase, contributed an estimated $36.8 million to revenues. Weather and other related factors decreased revenues an estimated $13.9 million due to the reasons previously discussed. Decreased customer counts, resulting from the May 2011 tornado, reduced revenues an estimated $7.0 million. We estimate that the total impact due to decreased customer counts since the May 2011 tornado reduced revenues approximately $11.4 million through June 30, 2012.

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

Operating Revenue Deductions — Fuel and Purchased Power

The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for the applicable periods ended June 30, 2012 and 2011. As shown below, fuel and purchased power costs decreased in all periods mainly due to lower volumes and the Southwest Power Administration (SWPA) amortization.

	Three Months		Six Months		Twelve Months
	Ended		Ended		Ended
(in millions)	2012	2011	2012	2011	2012	2011
Actual fuel and purchased power expenditures	$39.9	45.6	$80.6	$95.9	$181.1	$197.9
Missouri fuel adjustment recovery(1)	2.7	2.0	7.0	5.0	9.3	8.6
Missouri fuel adjustment deferral(2)	3.2	(0.5)	5.0	0.5	1.7	(1.4)
Kansas and Oklahoma regulatory adjustments(2)	0.5	(0.1)	0.8	(0.1)	0.4	0.2
SWPA amortization(3)	(0.7)	(0.1)	(1.3)	(0.1)	(2.7)	(0.1)
Unrealized (gain)/loss on derivatives	(0.1)	0.3	(1.3)	0.2	(0.2)	0.6
Total fuel and purchased power expense per income statement	$45.5	$47.2	$90.8	$101.4	$189.6	$205.8

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

(3) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Operating Revenue Deductions — Other Than Fuel and Purchased Power

The table below shows regulated operating expense changes for the applicable periods ended June 30, 2012 as compared to the same periods in 2011.

	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2012 vs. 2011	2012 vs. 2011	2012 vs. 2011
Employee pension expense	$0.6	$1.2	$3.1
Steam power other operating expense(1)	0.8	1.8	4.2
Transmission expense	0.6	0.9	1.7
Distribution expense	0.3	0.3	0.5
Employee health care expense	0.6	1.2	1.6
Customer accounts expense	(0.4)	(0.1)	(0.8)
Banking fees	(0.2)	(0.1)	0.6
Regulatory commission expense	0.0	0.1	0.8
Property insurance	0.1	0.2	0.4
Injuries and damages expense	(0.5)	(0.7)	(0.7)
General labor costs	0.3	0.2	(0.9)
Other power supply expense	0.1	0.2	0.3
Professional services(2)	1.2	1.5	1.4
Other miscellaneous accounts (netted)	0.0	0.3	0.6
TOTAL	$3.5	$7.0	$12.8

(1)          Reflects recognition of costs of new plant after deferral ended June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

(2)          Reflects the transfer of $0.3 million from Professional Services in July 2011 to a regulatory asset.

The table below shows maintenance and repairs expense changes during the second quarter of 2012, the six months ended June 30, 2012 and the twelve months ended June 30, 2012 as compared to the same periods in 2011.

	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2012 vs. 2011	2012 vs. 2011	2012 vs. 2011
Distribution and transmission maintenance costs	$(0.2)	$(0.1)	$0.5
Maintenance and repairs expense to the SLCC(1)	0.9	0.6	1.7
Maintenance and repairs expense at the Iatan plant	(0.5)	(0.6)	(0.2)
Maintenance and repairs expense at the Plum Point plant	0.0	0.1	0.3
Maintenance and repairs expense at the Riverton plant	0.1	0.4	0.0
Other miscellaneous accounts (netted)	0.0	(0.2)	(0.3)
TOTAL	$0.3	$0.2	$2.0

(1) Mainly due to a transformer failure in December 2011.

Depreciation and amortization expense decreased approximately $1.8 million (11.7%) during the quarter. This reflects a decrease in regulatory amortization expense of $3.0 million due to the termination of construction accounting as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case, offset by our additions to plant in service during the second quarter of 2012.

Depreciation and amortization expense decreased approximately $4.3 million (13.5%) during the six months ended June 30, 2012 and approximately $7.0 million (11.4%) during the twelve months ended June 30, 2012. This reflects a decrease in regulatory amortization expense as discussed above, offset by increased plant in service.

Other taxes increased approximately $0.2 million, $0.3 million and $1.3 million during the quarter, six month and twelve month periods ended June 30, 2012, respectively, due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following tables detail our natural gas sales and revenues for the periods ended June 30:

Total Gas Delivered to Customers

	Three Months Ended			Six months ended			Twelve months ended
(bcf sales)	2012	2011	% change	2012	2011	% change	2012	2011	% change
Residential	0.15	0.29	(46.6)%	1.12	1.69	(33.8)%	1.99	2.66	(25.0)%
Commercial	0.14	0.18	(20.4)	0.58	0.80	(27.3)	1.05	1.29	(18.9)
Industrial(1)	0.01	0.02	(58.8)	0.04	0.07	(46.5)	0.07	0.11	(38.5)
Other(2)	0.00	0.00	(71.5)	0.01	0.02	(39.1)	0.03	0.04	(28.6)
Total retail sales	0.30	0.49	(37.9)	1.75	2.58	(32.2)	3.14	4.10	(23.4)
Transportation sales(1)	0.92	1.07	(13.9)	2.14	2.55	(16.2)	4.11	4.69	(12.4)
Total gas operating sales	1.22	1.56	(21.4)	3.89	5.13	(24.2)	7.25	8.79	(17.5)

Gas retail sales decreased 37.9% during the second quarter of 2012 as compared to the second quarter of 2011 primarily due to mild weather during the second quarter of 2012. Heating degree days were 45.0% less in the second quarter of 2012 as compared to the second quarter of 2011 and 45.4% less than the 30-year average. Industrial sales decreased 58.8% during the second quarter of 2012 reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012.

Gas retail sales decreased 32.2% during the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to mild winter weather during the first six months of 2012.

Industrial sales decreased reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012.

Gas retail sales decreased during the twelve months ended June 30, 2012 as compared to the same period in 2011 reflecting the mild weather in the first and second quarters of 2012 and customer contraction of 0.5%. Industrial sales decreased reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012.

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Six months ended			Twelve months ended
($ in millions)	2012	2011	% change	2012	2011	% change	2012	2011	% change
Residential	$3.3	$4.3	(24.6)%	$13.3	$17.9	(25.3)%	$24.5	$30.0	(18.3)%
Commercial	1.6	1.9	(14.5)	5.9	7.6	(23.0)	10.7	12.8	(16.3)
Industrial(1)	0.1	0.1	(49.2)	0.3	0.5	(37.9)	0.5	0.8	(34.9)
Other(2)	0.0	0.1	(45.0)	0.2	0.2	(33.0)	0.3	0.4	(24.0)
Total retail revenues	$5.0	$6.4	(22.3)	$19.7	$26.2	(24.9)	$36.0	$44.0	(18.1)
Other revenues	0.1	0.2	(15.6)	0.2	0.2	(10.1)	0.4	0.4	(4.3)
Transportation revenues(1)	0.7	0.7	(6.2)	1.6	1.9	(13.8)	3.2	3.7	(13.7)
Total gas operating revenues	$5.8	$7.3	(20.5)	$21.5	$28.3	(24.1)	$39.6	$48.1	(17.6)
Cost of gas sold	1.8	2.7	(34.8)	10.4	14.8	(29.8)	18.3	24.0	(23.5)
Gas operating revenues over cost of gas in rates (margin)	$4.0	$4.6	(12.1)	$11.1	$13.5	(17.7)	$21.3	$24.1	(11.8)

(1) Percentage change reflects a large volume customer switching from industrial sales to transportation in the first quarter of 2012.

(2) Other includes other public authorities and interdepartmental usage.

During the second quarter of 2012, gas segment revenues decreased approximately $1.5 million, mainly due to decreased sales resulting from the mild weather previously discussed. Our Purchase Gas Adjustment (PGA) revenue during the second quarter of 2012 (which represents the cost of gas recovered from our customers) was approximately $1.8 million as compared to $2.7 million in the second quarter of 2011, a decrease of approximately $0.9 million. Our margin (defined as gas operating revenues less cost of gas in rates) for the second quarter of 2012 decreased $0.6 million as compared to the second quarter of 2011 due to the weather impact.

During the six months ended June 30, 2012, gas segment revenues decreased approximately $6.8 million as compared to the same period in 2011 mainly due to decreased sales resulting from mild winter weather during the first six months of 2012. Our PGA revenue was approximately $10.4 million as compared to $14.8 million during the six months ended June 30, 2011, a decrease of approximately $4.4 million. Our margin for the six months ended June 30, 2012 decreased $2.4 million as compared to the same period in 2011.

During the twelve months ended June 30, 2012, gas segment revenues decreased approximately $8.5 million as compared to the same period in 2011, mainly due to decreased sales resulting from mild weather during 2012. PGA revenue was approximately $18.3 million as compared to $24.0 million during the twelve months ended June 30, 2011, a decrease of approximately $5.6 million. Our margin for the twelve months ended June 30, 2012 decreased $2.8 million as compared to the same period in 2011.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of June 30, 2012, we had unrecovered purchased gas costs of $0.2 million recorded as a current regulatory asset and $1.1 million recorded as a non-current regulatory asset.

Operating Revenue Deductions

Quarter. Total other operating expenses were $2.2 million during the second quarter of 2012 as compared to $2.0 million in the second quarter of 2011, primarily due to a $0.1 million increase in transmission operation expense and a $0.1 million increase in general labor costs. Our gas segment had a net loss of $0.4 million for the second quarter of 2012 as compared to a $27,000 net loss for the second quarter of 2011.

Six Months Ended. Total other operating expenses were $4.5 million for the six months ended June 30, 2012 as compared to $4.1 million for the six months ended June 30, 2011. This increase was mainly due to a $0.2 million increase in transmission operation expense, a $0.1 million increase in customer accounts expense (mainly uncollectible accounts) and a $0.1 million increase in general labor costs. Our gas segment had net income of $0.7 million for the six months ended June 30, 2012 as compared to $2.2 million for the six months ended June 30, 2011.

Twelve Months Ended. Total other operating expenses were $8.7 million for the twelve months ended June 30, 2012 as compared to $8.6 million for the twelve months ended June 30, 2011. This increase was mainly due to increases of $0.2 million in transmission operation expense and $0.1 million in customer assistance expense, partially offset by a $0.2 million decrease in rents expense. Our gas segment had net income of $1.2 million for the twelve months ended June 30, 2012 as compared to $2.9 million for the twelve months ended June 30, 2011.

Consolidated Company

Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011
Consolidated provision for income taxes	$6.8	$5.6	$13.0	$12.8	$34.4	$28.9
Consolidated effective federal and state income tax rates	38.7%	37.8%	38.7%	37.8%	38.8%	35.5%

See Note 12 for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended June 30. AFUDC increased slightly during the three months ended and six months ended June 30, 2012 reflecting the environmental retrofit project at our Asbury plant. AFUDC decreased during the twelve months ended June 30, 2012 as compared to the same period in 2011 reflecting the completion of Iatan 2 and the Plum Point Energy Station in 2010.

	Three Months Ended		Six Months Ended		Twelve Months Ended
($ in millions)	2012	2011	2012	2011	2012	2011
Allowance for equity funds used during construction	$0.1	$0.1	$0.1	$0.1	$0.3	$0.9
Allowance for borrowed funds used during construction	0.1	0.0	0.2	0.1	0.3	0.9
Total AFUDC	$0.2	$0.1	$0.3	$0.2	$0.6	$1.8

Total interest charges on long-term and short-term debt for the periods ended June 30, are shown below. The changes in long-term debt interest for all periods reflect the financing discussed in Note 6 — Financing and under Liquidity and Capital Resources -  Financing Activities below. The change in the twelve months ended interest charges also reflects the redemption of $48.3 million aggregate principal amount of our Senior Notes, 7.05% Series due 2022, which were redeemed on August 27, 2010, and replaced by $50 million principal amount 5.20% first mortgage bonds issued August 25, 2010. The changes in short-term debt interest primarily reflect higher levels of borrowing.

	Interest Charges
	(in millions)
	Second	Second		6 Months	6 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2012	2011	Change*	2012	2011	Change*	2012	2011	Change*
Long-term debt interest	9.6	10.6	(9.4)%	20.3	21.3	(4.6)%	41.6	42.7	(2.5)%
Short-term debt interest	0.1	0.0	>100.0	0.2	0.0	>100.0	0.2	0.2	6.0
Iatan1and 2 carrying charges*	0.0	(1.0)	>100.0	0.1	(2.2)	>100.0	0.1	(4.2)	>100.0
Other interest	0.3	0.3	(1.9)	0.4	0.5	1.9	1.0	0.9	10.1
Total interest charges	10.0	9.9	1.2	21.0	19.6	6.9	42.9	39.6	8.4

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

The following table sets forth information regarding electric and water rate increases since January 1, 2010:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri – Electric	September 28, 2010	$18,700,000	4.70%	June 15, 2011
Missouri – Electric	October 29, 2009	$46,800,000	13.40%	September 10, 2010
Kansas – Electric	June 17, 2011	$1,250,000	5.20%	January 1, 2012
Kansas – Electric	November 4, 2009	$2,800,000	12.40%	July 1, 2010
Oklahoma – Electric	June 30, 2011	$240,722	1.66%	January 4, 2012
Oklahoma – Electric	January 28, 2011	$1,063,100	9.32%	March 1, 2011
Oklahoma – Electric	March 25, 2010	$1,456,979	15.70%	September 1, 2010
Arkansas – Electric	August 19, 2010	$2,104,321	19.00%	April 13, 2011
Missouri – Gas	June 5, 2009	$2,600,000	4.37%	April 1, 2010

On July 6, 2012, we filed a rate increase with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in base rate revenues of approximately $30.7 million, or 7.56%, and the continuation of the fuel adjustment clause. After factoring in the fuel adjustment clause revenue of $8.6 million paid by customers during the rate case test year, the impact of the requested annual increase in base rates is approximately

$22.1 million, or 5.3%. This request was primarily designed to recover operation and maintenance expenses and capital costs associated with the May 22, 2011 tornado, Southwest Power Pool transmission charges allocated to us, operating systems replacement costs for new software systems, vegetation management costs and new depreciation rates. We are also requesting recovery of a regulatory asset related to the tax benefits of cost of removal. We asked the MPSC to implement the $6.2 million portion of the case related to the May 2011 tornado recovery costs and the post-May 2011 cost of service through interim rates. However, on July 23, 2012, the MPSC suspended the interim rate request and will proceed with the scheduling of an evidentiary hearing on the matter.

The construction costs for our Plum Point Energy Station and Iatan 1 and 2 generating facilities, currently being recovered in rates, are subject to prudency reviews by our regulators. The prudency of these construction costs, as well as other matters previously deferred by the MPSC to future proceedings, were not addressed in our most recent Missouri rate case, but could be addressed in our current rate proceeding.

On May 21, 2012, we filed a rate increase with the MPSC for changes in rates for our Missouri water customers.  We are seeking an annual increase in revenues of approximately $516,400, or 29.6%.

On May 18, 2012, we filed with the Federal Energy Regulatory Commission (FERC) proposed revisions to our Open Access Transmission Tariff to implement a cost-based transmission formula rate to be effective August 1, 2012. The state of Missouri, the Kansas Corporation Commission, Kansas Electric Power Cooperative Inc. and, as a group, the cities of Monett, Mount Vernon, Lockwood and Chetopa filed motions to intervene and requested the FERC suspend the effective date of the filing for a maximum of five months and set the filing for hearing and settlement procedures. On July 31, 2012, the FERC suspended the rate for five months and set the filing for hearing and settlement procedures.

Our rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2011, remain unchanged. See Note 3, “Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information

COMPETITION AND MARKETS

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

SPP Regional Transmission Development: On June 17, 2010, the FERC approved the new highway/byway cost allocation method. This is a new transmission cost allocation method to replace the existing FERC accepted cost allocation method for new transmission facilities needed to continue to reliably and economically serve SPP customers, including ours, well into the future.  Prior to FERC approval, we and other SPP members had filed a joint protest at the FERC based on our disagreement with the SPP on the allocation percentages and various other issues. Following the approval, we and other SPP members requested a rehearing. On October 20, 2011, the FERC issued its Order on Rehearing denying our request. In mid December 2011, we, along with the other SPP member joint protestors, filed a Petition for Review and Motion for Stay of Procedures with the U. S. Court of Appeals for the Eighth Circuit. We are concerned with the SPP’s authority, pursuant to the FERC Order, to allocate to us the costs of transmission projects from which we would receive either no benefits or benefits that are not roughly commensurate with the allocated costs. We requested a stay of procedures in order to allow the SPP to complete its efforts to adopt a method satisfactory to us for analyzing the reasonableness of the highway/byway cost allocation approach and an effective remediation process for imbalanced cost allocations. On December 16, 2011, the Eighth Circuit U.S. Court of Appeals granted our petition and stay request. On April 4, 2012, we and the other petitioners filed a status report and motion for voluntary dismissal of the petition. Our decision to dismiss the petition is based on the January 2012 approvals of the SPP Board of Directors (BOD) and Regional State Committee of the regional cost allocation imbalance review process and policy with specific direction given to SPP to implement the recommendations and review process in 2013. Although there are steps yet to be taken to implement the cost allocation imbalance review and remediation process, we believe that withdrawal of the petition was warranted. On April 5, 2012, the Eighth Circuit granted our motion to dismiss and, on April 10, 2012, amended their judgment of the granting of dismissal to clarify that such dismissal would not preclude us from raising similar concerns of any future FERC order. On January 31, 2012, the SPP’s BOD approved an additional $1.7 billion in highway/byway projects to be constructed by 2022, which would be included in the regional cost allocation review process. As these projects are constructed, we will be allocated a share of the costs of the projects subject to the FERC accepted cost allocation method referred to above. Although we are unable at this time to estimate our allocated cost of these highway/byway projects, we expect that these operating costs will be material, but also expect that they will be recoverable in future rates.

Other FERC Activity

On July 21, 2011, the FERC issued Order No. 1000 (Transmission Planning and Cost Allocation by Transmission Owning and Operating Public Utilities). Order 1000 requires all public utility transmission providers to (among other things) facilitate non-incumbent transmission developer participation in regional transmission planning by removing from FERC-approved tariffs and agreements any language creating a federal Right of First Refusal (ROFR) for an incumbent transmission provider to construct transmission facilities selected in a regional transmission plan for cost allocation. On May 17, 2012, the FERC issued Order No. 1000-A setting forth additional clarifications and guidelines for Order 1000 compliance. As an incumbent transmission owning member of the SPP RTO, this could directly affect our rights to build transmission facilities within our service territory. A second key element of Order 1000 and Order 1000-A directed transmission providers to develop policy and procedures for interregional transmission coordination and interregional cost allocation. Since we are on the southeastern seam of the SPP, this policy will most likely have a direct impact on our customers, primarily through a potential reduction to our production costs as a result of greater access to lower cost power from within the SPP, and across this seam and the possible reduction because of the cost sharing for new transmission projects. SPP stakeholder processes have commenced to determine the policy and tariff provisions for the compliance filings and we will continue to participate in the SPP processes to understand the impact of Orders 1000 and 1000-A on our ability to construct new facilities within our service territory as well as their influence on promoting construction of transmission projects on or near our borders with our neighbors. Compliance filings by the SPP to address the ROFR requirements are due October 11, 2012 and April 13, 2013 for interregional planning and cost allocation. The SPP filed for a 60-day compliance filing extension to November 11, 2012 to allow more time for policy and tariff finalization and to accommodate the SPP’s normal cycle of board of directors and stakeholder meetings.

On April 23, 2012, we intervened in the SPP’s Petition for Review (Case No. 12-1158) of FERC’s Orders on Declaratory Order and Rehearing (Docket No. EL11-34-000) on the interpretation of the SPP/MISO Joint Operating Agreement at the United States Court of Appeals for the District of Columbia.  We are in agreement with SPP and other SPP members that FERC was incorrect in its determination that MISO’s interpretation of the Joint Operating Agreement appropriately enables MISO and Entergy to utilize ours and other SPP members transmission systems to integrate Entergy into the MISO RTO without compensation or consideration of the negative impacts to us and the other SPP members. On June 25, 2012, the SPP intevenors made a joint filing at the DC court to file in the future a joint brief related to the case.  It is in our best interests that the review of the Joint Operating Agreement between SPP and MISO be remanded back to FERC to reevaluate its Orders.   Based on the current terms and conditions of MISO membership, Entergy’s participation in MISO will not be beneficial to our customers as it will increase transmission delivery costs for Plum Point as well as utilize our transmission system without compensation.  The DC Court process is in its early stages with a decision expected later this year.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs, impacts of the May 2011 tornado and other factors. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities for the six months ended June 30:

Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2012	2011	Change
Cash provided by/(used in):
Operating activities	$71.7	$63.4	$8.2
Investing activities	(62.3)	(41.4)	(20.9)
Financing activities	(12.0)	(28.5)	16.5
Net change in cash and cash equivalents	$(2.6)	$(6.5)	$3.8

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

Six Months Ended June 30, 2012 Compared to 2011.  During the six months ended June 30, 2012, our net cash flows provided from operating activities increased $8.2 million or 13.0% from 2011. This change resulted primarily from the following:

•                  Changes in net income - $(0.6) million.

•                  Changes in depreciation and amortization, mostly reflecting increased plant in service and reduced amortization of Missouri fuel components - $(3.6) million

•                  Reduced pension contributions — $10.5 million.

•                  Changes in accounts receivable and accrued unbilled revenues - $(14.5) million.

•                  Changes in fuel and other inventory since the winter heating season - $7.0 million

•                  Changes in fuel adjustment deferrals and regulatory trackers and amortizations reflected in prepaid or other current assets - $11.0 million

•                  Changes in accounts payable partially offset by lower accrued taxes - $(1.9) million

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $20.9 million during the six months ended June 30, 2012 as compared to the same period in 2011.

Our capital expenditures incurred totaled approximately $70.0 million during the six months ended June 30, 2012 compared to $52.4 million for the six months ended June 30, 2011. The increase was primarily the result of an increase in electric plant additions and replacements, mainly due to the environmental retrofit in progress at our Asbury plant.

A breakdown of the capital expenditures for the six months ended June 30, 2012 and 2011 is as follows:

	Capital Expenditures
(in millions)	2012	2011
Distribution and transmission system additions	$26.2	$20.3
New Generation – Iatan 2	1.0	3.3
Additions and replacements – electric plant	21.2	4.5
Storms	7.1	15.6
Transportation	0.4	0.9
Gas segment additions and replacements	1.4	0.9
Other (including retirements and salvage -net) (1)	11.1	5.5
Subtotal	68.4	51.0
Non-regulated capital expenditures (primarily fiber optics)	1.6	1.4
Subtotal capital expenditures incurred (2)	70.0	52.4
Adjusted for capital expenditures payable (3)	(7.7)	(11.0)
Total cash outlay	$62.3	$41.4

(1) Other includes equity AFUDC of $(0.1) million and $(0.1) million for 2012 and 2011, respectively.

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

Approximately 70% of our cash requirements for capital expenditures during the second quarter of 2012 were satisfied internally from operations (funds provided by operating activities less dividends paid).

We estimate that internally generated funds will provide approximately 82% of the funds required for the remainder of our budgeted 2012 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment

and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts, if needed, beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows used in financing activities decreased $16.5 million during the first six months of 2012 as compared to the same period in 2011 primarily due to the lower dividend payments and changes to short-term debt levels.

As of June 30, 2012, we reclassified $98 million of long-term debt to a current liability, given that the debt is due on June 1, 2013. We intend to refinance this debt prior to the maturity date.

On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012.

On April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38 million occurred on April 2, 2012 and the second settlement of $50 million occurred on June 1, 2012. All bonds of this new series will mature on April 2, 2027. Interest is payable semi-annually on the bonds on each April 2 and October 2, commencing October 2, 2012. The bonds may be redeemed, at our option, at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. The bonds have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We used the proceeds from the sale of these bonds to redeem the called bonds discussed above (including to repay short term debt initially used for such purpose). The bonds have been issued under the EDE mortgage.

We have a $400 million shelf registration statement with the SEC, effective February 7, 2011, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250 million of such securities in the form of first mortgage bonds, of which $162 million remains available. We plan to use proceeds from offerings made pursuant to this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs during the three-year effective period.

On January 17, 2012, we entered into the Third Amended and Restated Unsecured Credit Agreement which amended and restated our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010. This agreement extended the termination date of the revolving credit facility from January 26, 2013 to January 17, 2017. The agreement also removed the letter of credit facility and includes a swingline loan facility with a $15 million swingline loan sublimit. The aggregate amount of the revolving credit commitments remains $150 million, inclusive of the $15 million swingline loan sublimit. In addition, the pricing and fees under the facility were amended. Interest on borrowings under the facility accrues at a rate equal to, at our option, (i) the highest of (A) the bank’s prime commercial rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, plus a margin or (ii) one month, two month or three month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility decreased from 2.70% to 1.25%. A facility fee is payable quarterly on the full amount of the commitments under the facility based on our current credit ratings, which is currently 0.25%. In addition, upon entering into the amended and restated facility, we paid an upfront fee to the revolving credit banks of $262,500 in the aggregate. There were no other material changes to the terms of the facility.

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2012, we are in compliance with these ratios. Our total indebtedness is 50.4% of our total capitalization as of June 30, 2012 and our EBITDA is 4.88 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at June 30, 2012. However, $17.9 million was used to back up our outstanding commercial paper.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended June 30, 2012 would permit us to issue approximately $530.8 million of new first mortgage bonds based on this test with an assumed interest rate of 6.0%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At June 30, 2012, we had retired bonds and net property additions which would enable the issuance of at least $735.8 million principal amount of bonds if the annual interest requirements are met. As of June 30, 2012, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of June 30, 2012, this test would allow us to issue approximately $11.4 million principal amount of new first mortgage bonds.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa2	BBB-
First Mortgage Bonds	BBB+	A3	BBB+
Senior Notes	BBB	Baa2	BBB-
Commercial Paper	F3	P-2	A-3
Outlook	Stable	Stable	Stable

*Not rated

On May 27, 2011 Standard & Poor’s revised our rating outlook to stable from positive after the May 2011 tornado. On March 23, 2012, Standard & Poor’s reaffirmed our ratings. On May 26, 2011 after the May 2011 tornado, and again on April 25, 2012, Moody’s reaffirmed all of our ratings. On March 24, 2011, Fitch revised our commercial paper rating from F2 to F3 and reaffirmed our other ratings. The rating action was not based on a specific action or event on our part, but reflected their traditional linkage of long-term and short-term Issuer Default Ratings. On May 29, 2012, Fitch reaffirmed our ratings.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Material changes to our contractual obligations at June 30, 2012, compared to December 31, 2011, consist of the following. On April 2, 2012, we agreed to issue up to $88 million principal amount of 3.58% First Mortgage Bonds, of which $38 million were issued on such date and are due on April 2, 2027. A second settlement of $50 million occurred on June 1, 2012. The proceeds from the first settlement and funds from our line of credit were used to redeem all $74.8 million of our First Mortgage Bonds due 2024, and $13.2 million of our First Mortgage Bonds, Pollution Control Series which were due 2013. See “Financing Activities” above for details. In addition, open purchase orders increased $100.5 million, primarily due to the environmental retrofit at Asbury. As noted in our liquidity discussion, these expenditures will be financed through a combination of funds from operations, short-term debt, or debt or equity securities.

DIVIDENDS

In response to the expected loss of revenues resulting from the May 2011 tornado, our level of retained earnings and other relevant factors, our Board of Directors suspended our quarterly dividend for the third and fourth quarters of 2011. On February 2, 2012, the Board of Directors re-established the dividend and declared a quarterly dividend of $0.25 per share on common stock payable on March 15, 2012 to holders of record as of March 1, 2012.

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of June 30, 2012, our retained earnings balance was $33.1 million, compared to an accumulated deficit of $0.2 million as of June 30, 2011 and a retained earnings balance of $33.7 million as of December 31, 2011, after paying out $21.1 million in dividends during the first six months of 2012. On July 26, 2012, the Board of Directors declared a quarterly dividend of $0.25 per share on common stock payable on September 15, 2012 to holders of record as of September 1, 2012.

Our diluted earnings per share were $0.49 for the six months ended June 30, 2012 and were $1.31 and $1.17 for the years ended December 31, 2011 and 2010, respectively. Dividends paid per share were $0.50 for the six months ended June 30, 2012, $0.64 for the year ended December 31, 2011 and $1.28 for the year ended December 31, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended June 30, 2012.

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

We satisfied 65.0% of our 2011 generation fuel supply need through coal. Approximately 94% of our 2011 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2014. These contracts satisfy approximately 100% of our anticipated fuel requirements for 2012, 87% for 2013 and 43% for our 2014 requirements for our Asbury and Riverton coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of June 30, 2012, 73%, or 2.8 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2012 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at June 30, 2012, our natural gas cost would increase by approximately $0.7 million based on our June 30, 2012 total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of June 30, 2012, we have 0.8 million Dths in storage on the three pipelines that serve our customers. This represents 38% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of June 30, 2012 (in thousands). However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	570,000	175,429	755,214	45%
Second	Up to 50%	100,000	—	—	2%
Third	Up to 20%	—	—	—%
Total		670,000	175,429	755,214

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at June 30, 2012 and December 31, 2011. There were no margin deposit liabilities at these dates.

(in millions)	June 30, 2012	December 31, 2011
Margin deposit assets	$6.9	$5.8

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a small group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at June 30, 2012, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$12.2
Net unrealized mark-to-market losses for financial natural gas contracts	9.6
Net credit exposure	$21.8

The $9.6 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $9.6 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since they are below the $5 million or $10 million, as applicable, mark-to-market collateral thresholds in our agreements and do not have any collateral posted with any counterparty as we are below the $5 million mark-to-market collateral threshold in our agreements. As noted above, as of June 30, 2012, we have $6.9 million on deposit for NYMEX contract exposure to Empire, of which $5.5 million represents our collateral requirement. In addition, if NYMEX gas prices decreased 25% from their June 30, 2012 levels, we would be required to post an additional $2.8 million in collateral. If these prices increased 25%, our collateral requirement would decrease $4.1 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 of “Notes to Consolidated Financial Statements (Unaudited)” under “Legal Proceedings”, which description is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5.  Other Information.

For the twelve months ended June 30, 2012, our ratio of earnings to fixed charges was 2.82x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                  Exhibits.

(4)(a) Bond Purchase Agreement, dated as of April 2, 2012, by and among the Company and the Purchasers named therein. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated April 2, 2012 and filed April 2, 2012, File No. 001-03368).

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

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, six and twelve month periods ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at June 30, 2012 and December 31,

2011, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

August 9, 2012