Form 10-Q
period 2012-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2012-11-08
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012 or

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

As of November 1, 2012, 42,421,281 shares of common stock were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30
	2012	2011
	(000’s except per share amounts)
Operating revenues:
Electric and water	$152,730	$157,619
Gas	4,999	5,052
Other	1,473	1,613
	159,202	164,284
Operating revenue deductions:
Fuel and purchased power	48,036	54,316
Cost of natural gas sold and transported	1,251	1,225
Regulated operating expenses	24,038	23,299
Other operating expenses	776	507
Maintenance and repairs	10,972	9,891
Depreciation and amortization	15,108	14,757
Provision for income taxes	15,428	15,672
Other taxes	8,311	8,167
	123,920	127,834

Operating income	35,282	36,450
Other income and (deductions):
Allowance for equity funds used during construction	292	82
Interest income	265	29
Benefit/(provision) for other income taxes	(49)	20
Other — non-operating expense, net	(274)	(522)
	234	(391)
Interest charges:
Long-term debt	9,950	10,654
Short-term debt	16	23
Allowance for borrowed funds used during construction	(243)	(77)
Other	251	275
	9,974	10,875

Net income	$25,542	$25,184

Weighted average number of common shares outstanding - basic	42,345	41,951

Weighted average number of common shares outstanding - diluted	42,374	41,984

Total earnings per weighted average share of common stock — basic and diluted	$0.60	$0.60

Dividends declared per share of common stock	$0.25	$0.00

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
	(000’s except per share amounts)
Operating revenues:
Electric and water	$396,546	$406,308
Gas	26,486	33,344
Other	4,945	4,453
	427,977	444,105
Operating revenue deductions:
Fuel and purchased power	138,792	155,761
Cost of natural gas sold and transported	11,601	15,977
Regulated operating expenses	70,230	62,100
Other operating expenses	2,145	1,630
Maintenance and repairs	30,893	29,673
Depreciation and amortization	45,111	48,978
Provision for income taxes	28,185	28,529
Other taxes	24,166	24,026
	351,123	366,674

Operating income	76,854	77,431
Other income and (deductions):
Allowance for equity funds used during construction	395	152
Interest income	568	68
Benefit/(provision) for other income taxes	(251)	53
Other — non-operating expense, net	(703)	(981)
	9	(708)
Interest charges:
Long-term debt	30,242	31,927
Short-term debt	175	69
Allowance for borrowed funds used during construction	(410)	(158)
Other	802	(1,396)
	30,809	30,442

Net income	$46,054	$46,281

Weighted average number of common shares outstanding - basic	42,197	41,810

Weighted average number of common shares outstanding - diluted	42,220	41,846

Total earnings per weighted average share of common stock — basic and diluted	$1.09	$1.11

Dividends declared per share of common stock	$0.75	$0.64

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	September 30,
	2012	2011
	(000’s except per share amounts)
Operating revenues:
Electric and water	$514,515	$523,177
Gas	39,571	47,750
Other	6,657	5,992
	560,743	576,919
Operating revenue deductions:
Fuel and purchased power	183,288	202,835
Cost of natural gas sold and transported	18,384	23,662
Regulated operating expenses	93,572	82,895
Other operating expenses	2,763	2,131
Maintenance and repairs	42,261	40,315
Depreciation and amortization	59,669	66,240
Provision for income taxes	33,727	32,737
Other taxes	30,722	30,408
	464,386	481,223

Operating income	96,357	95,696
Other income and (deductions):
Allowance for equity funds used during construction	537	197
Interest income	1,055	93
Benefit/(provision) for other income taxes	(531)	67
Other — non-operating expense, net	(1,005)	(1,273)
	56	(916)
Interest charges:
Long-term debt	40,896	42,561
Short-term debt	192	96
Allowance for borrowed funds used during construction	(470)	(177)
Other	1,050	(2,440)
	41,668	40,040
Net income	$54,745	$54,740

Weighted average number of common shares outstanding — basic	42,141	41,734
Weighted average number of common shares outstanding — diluted	42,163	41,771

Total earnings per weighted average share of common stock — basic and diluted	$1.30	$1.31
Dividends declared per share of common stock	$0.75	$0.96

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2012	2011
	($-000’s)

Net income	$25,542	$25,184
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	—
Net change in fair market value of open derivative contracts for period	—	—
Income taxes	—	—

Comprehensive income	$25,542	$25,184

	Nine Months Ended
	September 30,
	2012	2011
	($-000’s)

Net income	$46,054	$46,281
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	—
Net change in fair market value of open derivative contracts for period	—	—
Income taxes	—	—

Comprehensive income	$46,054	$46,281

	Twelve Months Ended
	September 30,
	2012	2011
	($-000’s)

Net income	$54,745	$54,740
Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	—
Net change in fair market value of open derivative contracts for period	—	896
Income taxes	—	(341)

Comprehensive income	$54,745	$55,295

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
	($-000’s)
Assets
Plant and property, at original cost:
Electric and water	$2,123,361	$2,074,748
Natural gas	68,467	66,918
Other	37,183	34,984
Construction work in progress	76,658	24,141
	2,305,669	2,200,791
Accumulated depreciation and amortization	673,202	637,139
	1,632,467	1,563,652

Current assets:
Cash and cash equivalents	3,171	5,408
Restricted cash	4,357	4,357
Accounts receivable — trade, net of allowance $1,355 and $1,138, respectively	46,788	42,296
Accrued unbilled revenues	14,077	20,326
Accounts receivable — other	14,456	16,269
Fuel, materials and supplies	60,939	62,239
Prepaid expenses and other	12,238	14,629
Regulatory assets	1,146	7,724
	157,172	173,248

Noncurrent assets and deferred charges:
Regulatory assets	225,196	231,922
Goodwill	39,492	39,492
Unamortized debt issuance costs	7,765	9,331
Other	4,463	4,190
	276,916	284,935
Total Assets	$2,066,555	$2,021,835

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2012	December 31, 2011
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 42,398,018 and 41,977,725 shares issued and outstanding, respectively	$42,398	$41,978
Capital in excess of par value	626,209	618,304
Retained earnings	48,097	33,707
Total common stockholders’ equity	716,704	693,989

Long-term debt (net of current portion):
Obligations under capital lease	4,517	4,739
First mortgage bonds and secured debt	487,579	487,948
Unsecured debt	101,626	199,572
Total long-term debt	593,722	692,259
Total long-term debt and common stockholders’ equity	1,310,426	1,386,248

Current liabilities:
Accounts payable and accrued liabilities	50,290	59,307
Current maturities of long-term debt	98,845	933
Short-term debt	2,000	12,000
Customer deposits	11,906	11,428
Interest accrued	12,648	5,958
Unrealized loss in fair value of derivative contracts	3,549	4,769
Taxes accrued	15,080	2,634
	194,318	97,029

Commitments and contingencies (Note 7)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	136,903	128,440
Deferred income taxes	285,568	263,933
Unamortized investment tax credits	18,941	19,226
Pension and other postretirement benefit obligations	97,417	103,371
Unrealized loss in fair value of derivative contracts	3,277	5,081
Other	19,705	18,507
	561,811	538,558
Total Capitalization and Liabilities	$2,066,555	$2,021,835

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
	($-000’s)
Operating activities:
Net income	$46,054	$46,281
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	55,043	61,902
Pension and other postretirement benefit costs, net of contributions	1,486	(21,085)
Deferred income taxes and unamortized investment tax credit, net	26,906	35,477
Allowance for equity funds used during construction	(395)	(152)
Stock compensation expense	1,893	1,565
Non-cash (gain)/loss on derivatives	3,074	(70)
Other	(16)	387
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	496	4,690
Fuel, materials and supplies	1,300	(11,341)
Prepaid expenses, other current assets and deferred charges	(8,953)	(23,596)
Accounts payable and accrued liabilities	(14,437)	(8,622)
Interest, taxes accrued and customer deposits	19,614	16,364
Other liabilities and other deferred credits	4,001	4,338
Accumulated provision — rate refunds	—	603

Net cash provided by operating activities	136,066	106,741

Investing activities:
Capital expenditures — regulated	(99,036)	(66,927)
Capital expenditures and other investments — non-regulated	(2,349)	(2,838)
Restricted cash	—	(2,585)

Net cash used in investing activities	(101,385)	(72,350)

Financing activities:
Proceeds from first mortgage bonds, net	88,000	—
Debt financing costs		(854)
Long-term debt issuance costs	(1,066)	—
Proceeds from issuance of common stock, net of issuance costs	6,522	5,584
Repayment of first mortgage bonds	(88,029)	—
Net short-term debt repayments	(10,000)	(20,000)
Dividends	(31,665)	(26,732)
Other	(680)	(677)

Net cash used in financing activities	(36,918)	(42,679)

Net (decrease) in cash and cash equivalents	(2,237)	(8,288)

Cash and cash equivalents at beginning of period	5,408	10,525

Cash and cash equivalents at end of period	$3,171	$2,237

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

Note 3— Regulatory Matters

The Missouri Public Service Commission (MPSC) approved a joint settlement agreement allowing us to defer actual incremental operating and maintenance expenses associated with the repair, restoration and rebuilding activities resulting from the tornado which hit our service territory on May 22, 2011. In addition, depreciation related to the capital expenditures will be deferred and a carrying charge will be accrued. These amounts, which were approximately $2.7 million as of September 30, 2012, have been recorded as a regulatory asset.

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

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	September 30, 2012	December 31, 2011
Regulatory Assets:
Under recovered purchased gas costs — gas segment - current	$225	$211
Under recovered electric fuel and purchased power costs — current	921	7,513
Regulatory assets, current(1)	1,146	7,724
Pension and other postretirement benefits(2)	113,111	121,058
Income taxes	48,851	49,631
Deferred construction accounting costs(3)	16,811	17,095
Unamortized loss on reacquired debt	12,544	11,610
Unsettled derivative losses — electric segment	6,045	7,839
System reliability — vegetation management	8,012	6,569
Storm costs(4)	4,700	5,303
Asset retirement obligation	4,744	3,571
Customer programs	4,173	3,408
Unamortized loss on interest rate derivative	1,226	1,462
Under recovered purchased gas costs — gas segment	1,983	1,281
Deferred operating and maintenance expenses	2,220	1,444
Under recovered electric fuel and purchased power costs	0	231
Other	776	1,420
Regulatory assets, long-term	225,196	231,922
Total Regulatory Assets	$226,342	$239,646

	September 30, 2012	December 31, 2011
Regulatory Liabilities:
Cost of removal	$81,201	$73,562
SWPA payment for Ozark Beach lost generation(5)	22,911	25,074
Income taxes	12,022	12,337
Deferred construction accounting costs — fuel(3)	8,192	8,304
Unamortized gain on interest rate derivative	3,584	3,711
Pension and other postretirement benefits(6)	2,240	2,939
Over recovered electric fuel and purchased power costs	6,753	2,513
Regulatory liabilities, long-term	136,903	128,440
Total Regulatory Liabilities	$136,903	$128,440

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

(3)  Reflects the deferral of depreciation, operations and maintenance and carrying costs relating to Iatan 1 and Iatan 2 in accordance with our 2005 regulatory plan, as well as Plum Point construction costs incurred subsequent to February 28, 2010. The regulatory plan also required us to continue to defer the fuel and purchased power expense impacts of Iatan 2, which are recorded in Non-Current Regulatory Liabilities. All of these deferrals ended when recovery in rates began in June 2011 and these costs are now being amortized over the life of the plants.

Balances as of September 30, 2012	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
Iatan 1	$2,690	1,345	1,630	$5,665
Iatan 2	$3,839	4,184	2,695	$10,718
Plum Point	$64	206	158	$428
Total				$16,811

Balances as of December 31, 2011	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
Iatan 1	$2,728	1,363	1,652	$5,743
Iatan 2	$3,891	4,271	2,728	$10,890
Plum Point	$65	239	158	$462
Total				$17,095

(4) Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado.

(5) The Missouri, Kansas and Oklahoma jurisdictional portions of the 2010 SWPA payment are being amortized over ten years and reflected as a reduction to fuel expense, while the Arkansas jurisdictional portion is being amortized on a straight-line basis over a 50 year period.

(6) Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension and other postretirement benefit costs. Since January 1, 2012, regulatory liabilities and corresponding expenses have been reduced by less than $0.1 million as a result of ratemaking treatment.

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

As of September 30, 2012 and December 31, 2011, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		September 30,	December 31,
ASSET DERIVATIVES		2012	2011
Non-designated hedging instruments due to regulatory accounting	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$8	$—
	Non-current assets and deferred charges - other	38	2

Natural gas contracts, electric segment	Current assets	409	—
	Non-current assets and deferred charges	446	—
Total derivatives assets		$901	$2

LIABILITY DERIVATIVES
Non-designated as hedging instruments due to regulatory accounting		September 30, 2012	December 31, 2011
Natural gas contracts, gas segment	Current liabilities	$190	$967
	Non-current liabilities and deferred credits	—	86

Natural gas contracts, electric segment	Current liabilities	3,359	3,802
	Non-current liabilities and deferred credits	3,277	4,995
Total derivatives liabilities		$6,826	$9,850

Electric

At September 30, 2012, approximately $2.9 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

The following tables set forth the actual pre-tax gains/(losses) and the mark to market effect of unsettled positions from the qualified portion of our hedging activities for settled contracts for the electric segment for each of the periods ended September 30, (in thousands):

Derivatives in Cash Flow Hedging	Income Statement Classification of	Amount of Gain / (Loss) Reclassed from OCI into Income (Effective portion)
Relationships -	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2012	2011	2012	2011	2012	2011
Commodity contracts	Fuel and purchased power expense	$—	$—	$—	$—	$—	$—

Total Effective — Electric Segment		$—	$—	$—	$—	$—	$—

Derivatives in Cash Flow Hedging	Statement of	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective portion)
Relationships -	Comprehensive	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Income	2012	2011	2012	2011	2012	2011
Commodity contracts	Net change in fair market value	$—	$—	$—	$—	$—	$(896)

Total Effective — Electric Segment		$—	$—	$—	$—	$—	$(896)

There were no “mark-to-market” pre-tax gains/(losses) from ineffective portions of our hedging activities for the electric segment for the periods ended September 30, 2012 and 2011, respectively.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended September 30, (in thousands):

Non-Designated Hedging Instruments - Due to	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivatives	2012	2011	2012	2011	2012	2011
Commodity contracts	Regulatory (assets)/liabilities	$1,776	$(2,022)	$(52)	$(2,758)	$(4,259)	$(3,165)

Total Electric Segment		$1,776	$(2,022)	$(52)	$(2,758)	$(4,259)	$(3,165)

Non-Designated Hedging Instruments - Due to	Income Statement Classification of	Amount of Gain / (Loss) Recognized in Income
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivatives	2012	2011	2012	2011	2012	2011
Commodity contracts	Fuel and purchased power expense	$(2,683)	$(966)	$(2,624)	$(1,358)	$(3,498)	$(1,441)

Total Electric Segment		$(2,683)	$(966)	$(2,624)	$(1,358)	$(3,498)	$(1,441)

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

As of September 30, 2012, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2012 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

Dth Hedged

Year	% Hedged	Physical	Financial	Average Price
Remainder 2012	58%	325,000	310,000	$7.013
2013	51%	2,020,000	2,760,000	$5.368
2014	25%	460,000	2,040,000	$5.041
2015	15%	—	1,410,000	$5.031
2016	4%	—	400,000	$4.185

We utilize the following procurement guidelines for our electric segment, allowing the flexibility to hedge up to 100% of the current year’s and 80% of any future year’s expected requirements while being cognizant of volume risk. The 80% guideline is an annual target and volumes up to 100% can be hedged in any given month. For years beyond year four, additional factors of long term uncertainty (including with respect to required volumes and counterparty credit) are also considered. These percentage hedged amounts do not reflect any changes that might occur as a result of the SPP Day-Ahead Market, scheduled to be implemented in 2014.

Year	Minimum % Hedged
Current	Up to 100%
First	60%
Second	40%
Third	20%
Fourth	10%

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of September 30, 2012, we had 1.4 million Dths in storage on the three pipelines that serve our customers. This represents 71% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of September 30, 2012 (in thousands).

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	360,000	392,429	1,419,727	65%
Second	Up to 50%	100,000	—	—	2%
Third	Up to 20%	—	—	—	—%
Total		460,000	392,429	1,419,727

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

Non-Designated Hedging	Balance Sheet Classification of	Amount of (Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivatives	2012	2011	2012	2011	2012	2011
Commodity contracts	Regulatory (assets)/liabilities	$106	$(572)	$(384)	$(842)	$(1,458)	$(688)

Total - Gas Segment		$106	$(572)	$(384)	$(842)	$(1,458)	$(688)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on September 30, 2012, is $2.6 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012, we would have been required to post $2.6 million of collateral with one of our counterparties. On September 30, 2012, we had no collateral posted with this counterparty.

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

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of September 30, 2012 and December 31, 2011.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable	Significant Unobservable
($ in 000’s)	Liabilities	(Level 1)	Inputs	Inputs
Description	at Fair Value	September 30, 2012	(Level 2)	(Level 3)
Net derivative liabilities*	$(5,925)	$(5,925)	$—	$—

		December 31, 2011
Net derivative liabilities*	$(9,848)	$(9,848)	$—	$—

*The only recurring measurements are derivative related and assets and liabilities are netted together in the table above.

Our cash and cash equivalents approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. The carrying amount of our short-term debt, which is composed of Empire issued commercial paper or revolving credit borrowings, also approximates fair value because of their short-term nature. These instruments are classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The carrying amount of our total long-term debt exclusive of capital leases at September 30, 2012, was $687.7 million compared to a fair market value of approximately $748.7 million. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of September 30, 2012 or that will be realizable in the future.

Note 6— Financing

On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due 2033 and $120.0 million of 4.32% First Mortgage Bonds due 2043. The delayed settlement is anticipated to occur on or about May 30, 2013, subject to customary closing conditions. We expect to use the proceeds from the sale of the bonds to redeem all $98 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013 with the remaining proceeds to be used for general corporate purposes. The bonds have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The bonds will be issued under the EDE Mortgage. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage.

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

We have an unsecured revolving credit facility of $150 million in place through January 17, 2017. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2012, we are in compliance with these ratios. Our total indebtedness is 49.2% of our total capitalization as of September 30, 2012 and our EBITDA is 4.82 times our interest charges.  This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2012. However, $2.0 million was used to back up our outstanding commercial paper.

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

A lawsuit was filed in Jasper County Circuit Court (the Court) against us by three of our residential customers, purporting to act on behalf of all Empire customers. These customers were seeking a refund of certain amounts paid for service provided by Empire between January 1, 2007, and December 13, 2007. At all times, we charged the three plaintiffs, and all of our customers, the rates approved by and on file with the MPSC from our 2006 rate case. We filed a motion asking the Court to dismiss the case on the basis that the plaintiffs had not stated a valid claim. A hearing on our motion was held April 18, 2012. The Court granted Empire’s motion to dismiss, and a judgment was issued by the Court on June 29, 2012, dismissing the case. The plaintiffs filed a Notice of Appeal on July 30, 2012. The Missouri Court of Appeals for the Southern District dismissed the case for failure to properly perfect the appeal. The plaintiffs moved to set aside the dismissal, and the Court of Appeals restored the case to its active docket in Jasper County.

Coal, Natural Gas and Transportation Contracts

(as of September 30, 2012, in millions)	Firm physical gas and transportation contracts	Coal and coal transportation contracts
October 1, 2012 through December 31, 2012	$9.4	$10.8
January 1, 2013 through December 31, 2014	45.9	39.9
January 1, 2015 through December 31, 2016	24.5	22.8
January 1, 2017 and beyond	17.8	34.3

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

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with force majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of September 30, 2012, are detailed in the table above. Included in the table is our amended coal transportation contract, signed on August 7, 2012, with the Burlington Northern and Santa Fe Railway Company (BNSF) and the Kansas City Southern Railway Company. The amendment reduces the minimum tons for the years 2013 through 2016 and extends the contract through 2019.

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other entities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

We have a long-term (30 year) agreement for the purchase of capacity from the Plum Point Energy Station, a 665-megawatt, coal-fired generating facility near Osceola, Arkansas. We began receiving purchased power under this agreement on September 1, 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. At this time it is not our intention to exercise this option, but to continue to meet our demand and capacity requirements with the continuation of our long-term Plum Point purchased power agreement. We will continue to analyze this option during our 2013 IRP process. Commitments under this agreement are approximately $309.0 million through August 31, 2039, the end date of the agreement.

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

Compliance Plan

In order to comply with forthcoming environmental regulations, Empire is taking actions to implement its compliance plan and strategy (Compliance Plan).  While the Cross State Air Pollution Rule (CSAPR) that was set to take effect on January 1, 2012 was stayed in late December 2011 then vacated in August 2012 by the District of Columbia Circuit Court of Appeals, the Mercury Air Toxics Standard (MATS) was signed by the Environmental Protection Agency (EPA) Administrator on December 16, 2011 and became effective on April 16, 2012. MATS requires compliance by April 2015 (with flexibility for extensions for reliability reasons). Our Compliance Plan largely follows the preferred plan presented in our most recent Integrated Resource Plan. As described above under New Construction, we have begun the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112 million to $130 million, excluding AFUDC. Initial construction costs through September 30, 2012 were $24.2 million for 2012 and $25.4 million for the project to date, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, an 18 megawatt steam turbine that is currently used for peaking purposes.

In September 2012, we completed the transition of our Riverton Units 7 and 8 from operation on coal to operating completely on natural gas. Riverton Units 7 and 8, along with Riverton Unit 9, a small combustion turbine that requires steam from Unit 7 or 8 for start-up, will be retired upon the conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit. This conversion is currently scheduled to be completed in 2016.

SO2 Emissions

The CAA regulates the amount of SO2 an affected unit can emit. Currently SO2 emissions are regulated by the Title IV Acid Rain Program and the Clean Air Interstate Rule (CAIR). On January 1, 2012, CAIR was to have been replaced by the Cross-State Air Pollution Rule (CSAPR- formerly the Clean Air Transport Rule). But, on December 30, 2011 the District of Columbia Circuit Court of Appeals issued a stay of the CSAPR. On August 21, 2012, following the review of the case challenging the CSAPR, the Court released its decision that the CSAPR will be vacated and CAIR will remain in effect until the EPA develops a valid replacement for CAIR. In addition, on October 5, 2012, the Department of Justice, on behalf of the EPA, requested that the Court of Appeals grant a request for a re-hearing of CSAPR. In the meantime both the Title IV Acid Rain Program and CAIR will remain in effect.

The Mercury Air Toxics Standards (MATS), discussed further below, was signed on December 16, 2011, and will affect SO2 emission rates at our facilities. In addition, the compliance date for the revised SO2 National Ambient Air Quality Standards (NAAQS) is August of 2017; this will also affect SO2 emissions from our facilities. The SO2 NAAQS is discussed in more detail below.

Title IV Acid Rain Program:

Under the Title IV Acid Rain Program, each existing affected unit has been allocated a specific number of emission allowances by the U.S. Environmental Protection Agency (EPA).  Each allowance entitles the holder to emit one ton of SO2. Covered utilities, such as Empire, must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. Allowances in excess of the annual emissions are banked for future use. In 2011, our SO2 emissions exceeded the annual allocations. This deficit was covered by our banked allowances. We estimate our Title IV Acid Rain Program SO2 allowance bank plus annual allocations will be more than our projected emissions through 2016. Long-term compliance with this program will be met by the Compliance Plan detailed above along with possible procurement of additional SO2 allowances. We expect the cost of compliance to be fully recoverable in our rates.

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

SO2 allowance allocations under the Title IV Acid Rain Program are used for compliance in the CAIR SO2 Program. Beginning in 2010, SO2 allowances were utilized at a 2:1 ratio for our Missouri units. As a result, based on current SO2 allowance usage projections, we expected to have sufficient allowances to take us through 2016.

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

CSAPR- formerly the Clean Air Transport Rule:

On July 6, 2010, the EPA published a proposed CAIR replacement rule entitled the Clean Air Transport Rule (CATR). As proposed and supplemented, the CATR included Missouri and Kansas under both the annual and ozone season for NOx as well as the SO2 program while Arkansas remained in the ozone season NOx program only. The final CATR was released on July 7, 2011 under the name of the CSAPR, and was set to become effective January 1, 2012. However, as mentioned above, the District of Columbia Circuit Court of Appeals vacated CSAPR on August 21, 2012, and the CAIR will be in effect until a valid replacement for CAIR is developed by the EPA. In addition, on October 5, 2012 the EPA petitioned the Court to re-hear the case against CSAPR. When it was published, the final CSAPR required a 73% reduction in SO2 from 2005 levels by 2014. The

SO2 allowances allocated under the EPA’s Title IV Acid Rain Program cannot be used for compliance with CSAPR but would continue to be used for compliance with the Title IV Acid Rain Program. Therefore, new SO2 allowances would be allocated under CSAPR and retired at one allowance per ton of SO2 emissions emitted. Based on current projections, we would receive more SO2 allowances than would be emitted. Long-term compliance with this Rule will be met by the Compliance Plan detailed above along with possible procurement of additional SO2 allowances. A number of states, including Kansas, various electric utilities and industrial organizations commenced litigation in the District of Columbia Court of Appeals and challenged the CSAPR, resulting in the August 2012 vacatur of the rule. We anticipate compliance costs associated with CAIR or its subsequent replacement to be recoverable in our rates.

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

NOx Emissions

The CAA regulates the amount of NOx an affected unit can emit. As currently operated, each of our affected units is in compliance with the applicable NOx limits. Currently, revised NOx emissions are limited by the CAIR as a result of the vacated CSPAR rule and by ozone NAAQS rules (discussed below) which were established in 1997 and in 2008.

CAIR:

The CAIR required covered states to develop SIPs to comply with specific annual NOx state-wide allowance allocation budgets. Based on existing SIPs, we had excess NOx allowances during 2011 which were banked for future use and will be sufficient for compliance at least through the end of 2016. The CAIR NOx program also was to have been replaced by the CSAPR program January 1, 2012 but because the Court vacated CSAPR, CAIR will remain in effect until the EPA develops a valid replacement for CAIR.

CSAPR:

As published, the CSAPR would have required a 54% reduction in NOx from 2005 levels by 2014. The NOx annual and ozone season allowances that were allocated and banked under CAIR could not be used for compliance under CSAPR.  New allowances would have been issued under CSAPR. However, as discussed above, CSPAR was vacated by the District of Columbia Court of Appeals on August 21, 2012. On October 5, 2012, the EPA petitioned for a re-hearing.

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

On September 22, 2009, the EPA issued the final Mandatory Reporting of Greenhouse Gases Rule under the CAA which requires power generating and certain other facilities that equal or exceed an emission threshold of 25,000 metric tons of CO2e to report GHGs to the EPA annually commencing in September 2011. EDE and EDG’s GHG emissions for 2010 and 2011 have been reported as required to the EPA.

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

In 2007 the United States Court of Appeals for the Second Circuit remanded key sections of these CWA regulations to the EPA. As a result, the EPA suspended the regulations and revised and signed a pre-publication proposed regulation on March 28, 2011. The EPA has secured an additional year to finalize the standards for cooling water intake structures under a modified settlement agreement. The EPA is obligated to finalize the rule by July 27, 2013. We will not know the full impact of these rules until they are finalized. If adopted in their present form, we expect regulations of Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) to have an impact at Riverton ranging from minor improvements to the cooling water intake structure to retirement of units 7 and 8. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Our new Iatan Unit 2 and Plum Point Unit 1 are covered by the proposed regulation but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally impacted by the final rule.

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

On September 23, 2010 and on November 4, 2010 representatives from GEI Consultants, on behalf of the EPA, conducted on-site inspections of our Riverton and Asbury coal ash impoundments, respectively. The consultants performed a visual inspection of the impoundments to assess the structural integrity of the berms surrounding the impoundments, requested documentation related to construction of the impoundments, and reviewed recently completed engineering evaluations of the impoundments and their structural integrity. In response to the inspection comments, a qualified engineering firm has been selected to complete the recommended geotechnical studies and install new flow monitoring devices and settlement monuments at both coal ash impoundments. Draft project reports for both plants are being developed. The final report is expected to be completed by December 2012. The project will comply with all corrective measures and recommendations made by the EPA in the site assessment reports.

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

Missouri regulations currently require us and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase RECs, at the rate of at least 2% of retail sales in 2012, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement. The regulations require that 2% of the renewable energy source must be solar; however, we believe we are exempted from the solar requirement. A challenge to our exemption, brought by two of our customers and Power Source Solar, Inc., was dismissed on May 31, 2011 by the Missouri Western District Court of Appeals. The plaintiffs filed in the Missouri Supreme Court for transfer of the case from the Missouri Western District to the Missouri Supreme Court. The transfer was denied.

Renewable energy standard compliance rules were published by the MPSC on July 7, 2010.  Missouri investor-owned utilities and others initiated litigation to challenge these rules. On June 30, 2011, a Cole County Circuit Court judge ruled that portions of the MPSC rules were unlawful and unreasonable, in conflict with Missouri statute and in violation of the Missouri Constitution. Subsequent to that decision, a portion of the appeal was dropped and the entire order was stayed.  On December 27, 2011 the judge issued another order identical to the one that was stayed except that the rulings with regard to the constitutionality issue had been omitted. The MPSC has appealed this decision. Kansas established a renewable portfolio standard (RPS), effective November 19, 2010. It requires 10% of our Kansas retail customer peak capacity requirements to be sourced from renewables in 2012, increasing to 15% by 2016, and 20% by 2020. In addition, there are several proposals currently before the U.S. Congress to adopt a nationwide RPS.

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

Note 8 — Retirement Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$1,439	$1,399	$23	$23	$671	$566
Interest cost	2,591	2,601	86	46	962	1,096
Expected return on plan assets	(3,080)	(2,785)	—	—	(1,018)	(1,039)
Amortization of prior service cost (1)	133	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	2,052	1,374	139	43	311	441
Net periodic benefit cost	$3,135	$2,722	$246	$110	$673	$811

	Nine months ended September 30,
	Pension Benefits		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$4,696	$4,197	$39	$70	$1,801	$1,699
Interest cost	7,693	7,804	197	137	3,027	3,287
Expected return on plan assets	(9,232)	(8,354)	—	—	(3,101)	(3,118)
Amortization of prior service cost (1)	398	398	(6)	(6)	(758)	(758)
Amortization of net actuarial loss (1)	5,952	4,121	291	128	1,246	1,322
Net periodic benefit cost	$9,507	$8,166	$521	$329	$2,215	$2,432

	Twelve months ended September 30,
	Pension Benefits		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$6,094	$5,418	$62	$87	$2,367	$2,234
Interest cost	10,295	10,333	243	176	4,123	4,370
Expected return on plan assets	(12,017)	(10,816)	—	—	(4,140)	(4,079)
Amortization of prior service cost (1)	532	532	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	7,325	5,120	334	152	1,687	1,696
Net periodic benefit cost	$12,229	$10,587	$631	$407	$3,026	$3,210

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

In accordance with our regulatory agreements, our funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We contributed $11.1 million to our Pension Trust in 2012.  Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits.

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

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011
Compensation Expense	$431	$358	$1,629	$1,317	$2,077	$2,414
Tax Benefit Recognized	148	121	575	460	730	866

Activity for our various stock plans for the nine months ended September 30, 2012, is summarized below:

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

	Fair Value of Grants Outstanding at September 30,
	2012	2011
Risk-free interest rate	0.13% to 0.25%	0.02% to 0.29%
Expected volatility of Empire stock	20.5%	27.8%
Expected volatility of peer group stock	12.4% to 45.6%	20.4% to 78.0%
Expected dividend yield on Empire stock	4.6%	4.6%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	33.0% to 106.0%	62.0% to 87.0%
Weighted average fair value per share	$13.25	$14.85

Non-vested performance-based restricted stock awards (based on target number) as of September 30, 2012 and 2011 and changes during the nine months ended September 30, 2012 and 2011 were as follows:

	2012		2011
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price
Nonvested at January 1,	37,400	$19.28	47,500	$19.86
Granted	10,000	$20.97	10,900	$21.84
Awarded in excess of target	—	—	18,621	$21.92
Awarded	(7,823)	$18.12	(39,621)	$21.92
Not Awarded	(5,677)	$18.12	—	—

Nonvested at September 30,	33,900	$20.25	37,400	$19.28

At September 30, 2012, there was $0.2 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of September 30, 2012 and 2011, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at September 30,
	2012	2011
Risk-free interest rate	0.15% to 0.41%	0.13% to 0.94%
Expected dividend yield	4.6%	4.1% to 4.9%
Expected volatility	25.0%	24.0%
Expected life in months	78	78
Market value	$21.55	$19.38
Weighted average fair value per option	$1.94	$1.42

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	190,300	$21.56	267,400	$21.69
Granted	—	—	—	—
Exercised	(27,000)	$18.12	(77,100)	$22.02
Outstanding at September 30,	163,300	$22.13	190,300	$21.56
Exercisable at September 30,	128,500	$23.15	128,500	$23.15

The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at September 30, 2012 and 2011:

	2012	2011
Aggregate intrinsic value (in millions)	$0.1	$0.1
Weighted-average remaining contractual life of outstanding options	3.4 years	5.3 years
Range of exercise prices	$18.36 to $23.81	$18.12 to $23.81
Total unrecognized compensation expense (in millions) related to non-vested options and related dividend equivalents granted under the plan	Less than $0.1	Less than $0.1
Recognition period	0.3 years	0.3 to 1.3 years

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

No shares of time-vested restricted stock were granted in 2012 as a result of the limitation on incentive compensation in place in 2011. A summary of time vested restricted stock activity under the plan for 2011 and 2012 is presented in the table below:

	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Average Fair		Average Fair
	Number of shares	Market Value	Number of shares	Market Value
Outstanding at January 1,	3,433	$21.84	—	$—
Granted	—	—	10,200	$21.84
Vested	—	—	794	$19.32
Distributed	(133)	$20.13	(661)	$21.02
Forfeited	—	—	(6,106)	$—
Vested but not distributed	—	—	133	$20.13

Outstanding at end of period	3,300	$20.35	3,433	$21.84

All time-vested restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The cost of the awards is generally recognized over the requisite (explicit) service period.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2012, there were 195,873 shares available for issuance in this plan.

	2012	2011
Subscriptions outstanding at September 30	71,438	72,182
Maximum subscription price(1)	$17.95	$17.27
Shares of stock issued	65,919	69,229
Stock issuance price	$17.27	$16.06

(1)         Stock will be issued on the closing date of the purchase period, which runs from June 1, 2012 to May 31, 2013.

Assumptions for valuation of these shares are shown in the table below.

	2012	2011

Weighted average fair value of grants at September 30	$3.19	$3.17
Risk-free interest rate	0.17%	0.18%
Expected dividend yield	5.00%	2.60%
Expected volatility	24.00%	22.00%
Expected life in months	12	12
Grant Date	6/1/12	6/1/11

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands) for all periods presented ended September 30:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2012	2011	2012	2011	2012	2011
Electric transmission and distribution expense	$4,392	$4,101	$12,764	$11,341	$16,784	$14,918
Natural gas transmission and distribution expense	554	652	1,870	1,793	2,463	2,399
Power operation expense (other than fuel)	4,277	4,316	11,676	9,463	15,490	11,984
Customer accounts and assistance expense	2,621	2,614	7,639	7,545	10,304	10,353
Employee pension expense (1)	2,562	2,504	7,637	6,323	10,118	8,116
Employee healthcare expense (1)	2,442	1,999	7,004	5,336	9,108	7,082
General office supplies and expense	2,530	2,382	7,805	7,517	10,445	10,942
Administrative and general expense	3,675	3,537	11,466	10,240	15,521	13,504
Allowance for uncollectible accounts	968	1,169	2,313	2,494	3,245	3,511
Miscellaneous expense	17	25	56	48	94	86
Total	$24,038	$23,299	$70,230	$62,100	$93,572	$82,895

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

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended September 30, 2012
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$152,730	$4,999	$1,621	$(148)	$159,202
Depreciation and amortization	13,757	895	456	—	15,108
Federal and state income taxes	15,564	(232)	145	—	15,477
Operating income	34,517	532	233	—	35,282
Interest income	261	88	2	(86)	265
Interest expense	9,328	975	—	(86)	10,217
Income from AFUDC (debt and equity)	532	3	—	—	535
Net income	25,705	(399)	236	—	25,542

Capital Expenditures	$39,794	$783	$715		$41,292

	For the quarter ended September 30, 2011
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$157,619	$5,052	$1,761	$(148)	$164,284
Depreciation and amortization	13,418	873	466	—	14,757
Federal and state income taxes	15,703	(257)	206	—	15,652
Operating income	35,359	517	574	—	36,450
Interest income	30	75	—	(76)	29
Interest expense	10,047	979	2	(76)	10,952
Income from AFUDC (debt and equity)	158	1	—	—	159
Net income	25,276	(427)	335	—	25,184

Capital Expenditures	$20,800	$1,841	$1,452		$24,093

	For the nine months ended September 30, 2012
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$396,546	$26,486	$5,389	$(444)	$427,977
Depreciation and amortization	41,086	2,675	1,350	—	45,111
Federal and state income taxes	27,497	226	713	—	28,436
Operating income	72,594	3,120	1,140	—	76,854
Interest income	549	255	3	(239)	568
Interest expense	28,530	2,928	—	(239)	31,219
Income from AFUDC (debt and equity)	800	5	—	—	805
Net income	44,569	326	1,159	—	46,054

Capital Expenditures	$103,361	$2,352	$2,253		$107,966

	For the nine months ended September 30, 2011
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$406,308	$33,344	$4,897	$(444)	$444,105
Depreciation and amortization	45,027	2,617	1,334	—	48,978
Federal and state income taxes	26,676	1,111	689	—	28,476
Operating income	71,430	4,639	1,362	—	77,431
Interest income	68	204	—	(204)	68
Interest expense	27,865	2,933	6	(204)	30,600
Income from AFUDC (debt and equity)	308	2	—	—	310
Net income	43,369	1,792	1,120	—	46,281

Capital Expenditures	$70,685	$2,875	$2,900		$76,460

	For the twelve months ended September 30, 2012
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$514,515	$39,571	$7,249	$(592)	$560,743
Depreciation and amortization	54,295	3,552	1,822	—	59,669
Federal and state income taxes	32,464	791	1,003	—	34,258
Operating income	89,754	4,995	1,608	—	96,357
Interest income	1,035	310	4	(294)	1,055
Interest expense	38,525	3,906	2	(294)	42,139
Income from AFUDC (debt and equity)	1,000	7	—	—	1,007
Net income	51,870	1,244	1,631	—	54,745

Capital Expenditures	$126,176	$3,599	$2,909		$132,684

	For the twelve months ended September 30, 2011
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$523,177	$47,750	$6,584	$(592)	$576,919
Depreciation and amortization	60,983	3,465	1,792	—	66,240
Federal and state income taxes	29,959	1,751	960	—	32,670
Operating income	87,258	6,631	1,807	—	95,696
Interest income	97	269	—	(273)	93
Interest expense	36,564	3,915	11	(273)	40,217
Income from AFUDC (debt and equity)	366	8	—	—	374
Net Income	50,340	2,840	1,560	—	54,740

Capital Expenditures	$96,532	$6,480	$3,342		$106,354

	As of September 30, 2012
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,980,356	$145,650	$27,837	$(87,288)	$2,066,555

(1) Includes goodwill of $39,492.

	As of December 31, 2011
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$1,931,320	$145,897	$26,038	$(81,420)	$2,021,835

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011
Consolidated provision for income taxes	$15.5	$15.7	$28.4	$28.5	$34.3	$32.7
Consolidated effective federal and state income tax rates	37.7%	38.3%	38.2%	38.1%	38.5%	37.4%

Amortization of certain cost of removal tax benefits began in March 2010 due to a rate order issued for our 2009 Missouri rate case. This amortization increased the effective tax rates and is the primary cause of the increase noted in the twelve month comparative periods. When we filed our recent Missouri rate case, the amortization temporarily ceased until further treatment is decided. The three month period effective tax rate decreased primarily due to this amortization ceasing.

We do not have any unrecognized tax benefits as of September 30, 2012. We did not recognize any significant interest or penalties during 2011 and 2010. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

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

During the twelve months ended September 30, 2012, our gross operating revenues were derived as follows:

Electric segment sales*	91.7%
Gas segment sales	7.1
Other segment sales	1.2

*Sales from our electric segment include 0.3% from the sale of water.

Earnings

During the third quarter of 2012, basic and diluted earnings per weighted average share of common stock were $0.60 as compared to $0.60 in the third quarter of 2011. For the nine months ended September 30, 2012, basic and diluted earnings per weighted average share of common stock were $1.09 as compared to $1.11 for the nine months ended September 30, 2011. For the twelve months ended September 30, 2012, basic and diluted earnings per weighted average share of common stock were $1.30 as compared to $1.31 for the twelve months ended September 30, 2011.

Increased electric gross margins (defined as electric revenues less fuel and purchased power costs) positively impacted net income for the three month, nine month and twelve month ended September 30, 2012 periods as compared to the same periods in 2011. A change in our unbilled revenue estimate positively impacted revenues and margin in all three periods. Unbilled revenue represents an estimate of electricity provided to customers that has not been billed at the end of the period.  Assumptions such as electrical load requirements, customer billing rates, and line loss factors are used in the estimation process and are evaluated periodically. Changes to certain assumptions during the evaluation process led to the change in the estimate. Improved customer counts also increased revenues and margin for the three month and nine month periods. Decreased depreciation positively impacted net income for the nine months ended and twelve months ended periods. Other operating and maintenance expenses increased during the three periods presented, negatively impacting net income

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, nine months and twelve months ended September 30, 2011 and September 30, 2012, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

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

This reconciliation may not be comparable to other companies or more useful than the GAAP presentation included in the statement of income. We also note that this presentation does not purport to be an alternative to earnings per share determined in accordance with GAAP as a measure of operating performance or any other measure of financial performance presented in accordance with GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended September 30.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
Earnings Per Share — 2011	$0.60	$1.11	$1.31

Revenues
Electric segment	$(0.07)	$(0.15)	$(0.13)
Gas segment	0.00	(0.10)	(0.12)
Other segment	0.00	0.01	0.01
Total Revenue	(0.07)	(0.24)	(0.24)
Electric fuel and purchased power	0.09	0.25	0.29
Cost of natural gas sold and transported	0.00	0.06	0.08
Margin	0.02	0.07	0.13

Operating — electric segment	(0.01)	(0.12)	(0.16)
Operating —gas segment	0.00	0.00	0.00
Operating —other segment	0.00	(0.01)	(0.01)
Maintenance and repairs	(0.02)	(0.02)	(0.03)
Depreciation and amortization	(0.01)	0.06	0.10
Other taxes	0.00	0.00	(0.01)
Interest charges	0.01	0.01	(0.03)
AFUDC	0.00	(0.01)	0.01
Change in effective income tax rates	0.01	0.00	(0.02)
Other income and deductions	0.01	0.01	0.02
Dilutive effect of additional shares issued	(0.01)	(0.01)	(0.01)
Earnings Per Share — 2012	$0.60	$1.09	$1.30

Recent Activities

Financings

On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due 2033 and $120.0 million of 4.32% First Mortgage Bonds due 2043. The delayed settlement is anticipated to occur on or about May 30, 2013, subject to customary closing conditions. We expect to use the proceeds from the sale of the bonds to redeem all $98 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013 with the remaining proceeds to be used for general corporate purposes. The bonds will be issued under the EDE Mortgage.

On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012. To replace this financing, on April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38 million occurred on April 2, 2012 and the second settlement of $50 million occurred on June 1, 2012. All bonds of this new series will mature on April 2, 2027.

Compliance Plan

Our environmental Compliance Plan, discussed in Note 7, continues on schedule. Construction is proceeding on the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. Initial construction costs through September 30, 2012 were $24.2 million for 2012 and $25.4 million for the project to date, excluding AFUDC. This project is expected to be completed in early 2015 at a cost ranging from $112 million to $130 million, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, an 18 megawatt steam turbine that is currently used for peaking purposes.

In September 2012, as part of the Compliance Plan, we completed the transition of our Riverton Units 7 and 8 from operation on coal to full operation on natural gas. These units, along with

Riverton Unit 9, will be retired upon conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit, with scheduled completion in 2016.

Regulatory Matters

On July 6, 2012, we filed a rate increase with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in base rate revenues of approximately $30.7 million, or 7.56%.

On May 21, 2012, we filed a rate increase request with the MPSC for an annual increase in revenues for our Missouri water customers in the amount of approximately $516,400, or 29.6%. On October 18, 2012, we, the MPSC staff and the Office of the Public Counsel filed a unanimous agreement with the MPSC for an increase of $450,000. The MPSC issued an order approving the agreement on October 31, 2012, with rates effective November 23, 2012.

On May 18, 2012, we filed with the Federal Energy Regulatory Commission (FERC) proposed revisions to our Open Access Transmission Tariff to implement a cost-based transmission formula rate to be effective August 1, 2012. On July 31, 2012, the FERC suspended the rate for five months and set the filing for hearing and settlement procedures.

For additional information on all these cases, see “Rate Matters” below.

Tornado Recovery and Activity

Joplin, Missouri continues to recover from the May 22, 2011 tornado. The city of Joplin recently approved an $800 million Master Development Plan, which includes 1,400 new homes in the tornado impacted area. All our transmission lines and structures damaged in the storm have been repaired and the distribution system has been rebuilt to all customers able to receive power. We continue to extend services to customers as they rebuild. Our substation destroyed in the tornado has been rebuilt and is again providing service to our customers. We anticipate insurance proceeds will cover most of the cost of the substation rebuild. As of September 30, 2012, our system-wide customer count was down by approximately 1,200 as compared to the customer count levels prior to the May 2011 tornado. Storm restoration costs were approximately $26.5 million as of September 30, 2012. The majority of these costs have been capitalized. We expect the loss of electric load and corresponding revenues to abate as customers rebuild. As we continue to add customers back to our system, our customer growth expectations range from approximately 0.9% to 1.2% annually over the next several years.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2012, compared to the same periods ended September 30, 2011.

The following table represents our results of operations by operating segment for the applicable periods ended September 30 (in millions):

	Quarter Ended		Nine Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011

Electric	$25.7	$25.3	$44.6	$43.4	$51.9	$50.3
Gas	(0.4)	(0.4)	0.3	1.8	1.2	2.8
Other	0.2	0.3	1.2	1.1	1.6	1.6
Net income	$25.5	$25.2	$46.1	$46.3	$54.7	$54.7

Electric Segment

Gross Margin

As shown in the table below, electric segment gross margin increased approximately $1.4 million during the third quarter of 2012 as compared to the third quarter of 2011. Improved customer counts and a change in our unbilled revenue estimate more than offset the negative effect of less favorable weather.

The electric gross margin increased approximately $7.2 million for the nine months ended September 30, 2012 and approximately $10.9 million for the twelve months ended September 30, 2012 as compared to the respective periods in 2011. The change in our unbilled revenue estimate positively impacted revenues and margins while decreased demand, resulting from mild winter weather in the first quarter of 2012 and less favorable weather in the third quarter of 2012 as compared to the same period last year, negatively impacted revenues and margins.

The table below represents our electric gross margins for the applicable periods ended September 30 (dollars in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011

Electric segment revenues	$152.7	$157.6	$396.5	$406.3	$514.5	$523.2
Fuel and purchased power	48.0	54.3	138.8	155.8	183.3	202.8
Electric segment gross margins	$104.7	$103.3	$257.7	$250.5	$331.2	$320.4
Margin as % of total electric segment revenues	68.5%	65.5%	65.0%	61.7%	64.4%	61.2%

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

Sales and Revenues

Electric operating revenues comprised approximately 95.6% of our total operating revenues during the third quarter of 2012.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales and operating revenues by major customer class for on-system sales and for off-system sales for the applicable periods ended September 30, were as follows:

	kWh Sales (in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2012	2011	Change(1)	2012	2011	Change(1)	2012	2011	Change(1)
Residential	573.3	578.8	(0.9)%	1,438.9	1,569.6	(8.3)%	1,852.0	2,008.1	(7.8)%
Commercial	447.3	442.7	1.0	1,184.5	1,202.9	(1.5)	1,558.0	1,594.9	(2.3)
Industrial	274.2	277.7	(1.3)	785.5	777.4	1.0	1,030.8	1,021.7	0.9
Wholesale on-system	98.6	105.5	(6.6)	272.1	281.8	(3.5)	355.1	364.4	(2.6)
Other(2)	33.6	34.3	(2.0)	93.9	98.3	(4.5)	124.3	127.6	(2.7)
Total on-system sales	1,427.0	1,439.0	(0.8)	3,774.9	3,930.0	(3.9)	4,920.2	5,116.7	(3.8)
Off-system	217.6	132.9	63.8	525.8	585.9	(10.3)	679.9	830.0	(18.1)
Total KWh Sales	1,644.6	1,571.9	4.6	4,300.7	4,515.9	(4.8)	5,600.1	5,946.7	(5.8)

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2) Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers decreased slightly (0.8%) during the quarter ended September 30, 2012, mainly due to milder weather as compared to the third quarter of 2011. Total cooling degree days (the cumulative number of degrees that the daily average temperature for each day during that period was above 65° F) for the third quarter of 2012 were 7.5% less than the same period last year, but 17.1% more than the 30-year average. KWh sales for our residential customers decreased slightly during the third quarter of 2012 as compared to the third quarter of 2011. This was primarily due to the milder weather in July and August of 2012 as compared to 2011. Commercial kWh sales increased 1.0% during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to the rebuilding of businesses destroyed in the May 2011 tornado. Industrial sales decreased 1.3%.

KWh sales for our on-system customers decreased 3.9% during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to decreased demand resulting from milder weather in the first and third quarters of 2012. The decrease in residential kWh sales was also attributable to the loss of residences in the May 2011 tornado and the decrease in commercial kWh sales was mainly due to the loss of businesses in the May 2011 tornado. Industrial sales increased 1.0% during the nine months ended September 30, 2012 as compared to the same period last year.

KWh sales for our on-system customers decreased 3.8% during the twelve months ended September 30, 2012, as compared to the same period in 2011, mainly due to decreased demand as unseasonably hot weather experienced during the summer months of 2011 was more than offset by the effects of milder weather in the third quarter of 2012 and record mild winter weather during the first quarter heating season of 2012 and the fourth quarter of 2011. Residential and commercial kWh sales decreased primarily due to these weather impacts and the loss of residences and businesses in the May 2011 tornado. Industrial sales increased 0.9% during the twelve months ended September 30, 2012 as compared to the same period last year.

The amounts and percentage changes from the prior periods in electric segment operating revenues by major customer class for on-system and off-system sales for the applicable periods ended September 30, were as follows:

	Electric Segment Operating Revenues ($ in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2012	2011	Change(1)	2012	2011	Change(1)	2012	2011	Change(1)
Residential	$66.9	$68.8	(2.7)%	$168.4	$174.4	(3.4)%	$215.8	$221.4	(2.6)%
Commercial	46.5	47.3	(1.8)	122.3	119.6	2.2	160.0	156.2	2.5
Industrial	22.6	24.0	(5.8)	61.5	60.5	1.5	79.9	77.9	2.5
Wholesale on-system	5.7	6.2	(7.6)	14.3	14.9	(4.1)	18.5	18.7	(1.2)
Other(2)	3.8	3.9	(2.8)	10.7	10.6	1.4	14.0	13.6	3.2
Total on-system revenues	$145.5	$150.2	(3.1)	$377.2	$380.0	(0.8)	$488.2	$487.8	0.1
Off-system	4.8	4.7	0.6	11.6	18.7	(38.0)	16.2	25.3	(36.1)
Total revenues from kWh sales	150.3	154.9	(3.0)	388.8	398.7	(2.5)	504.4	513.1	(1.7)
Miscellaneous revenues(3)	1.9	2.2	(11.4)	6.4	6.3	3.1	8.3	8.3	1.2
Total electric operating revenues	$152.2	$157.1	(3.1)	$395.2	$405.0	(2.4)	$512.7	$521.4	(1.7)
Water revenues	0.5	0.5	2.1	1.3	1.3	0.5	1.8	1.8	(0.3)
Total electric segment operating revenues	$152.7	$157.6	(3.1)	$396.5	$406.3	(2.4)	$514.5	$523.2	(1.7)

(1) Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2) Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3) Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

Revenues for our on-system customers decreased $4.7 million during the third quarter of 2012 as compared to the third quarter of 2011. The impact of weather and other related factors decreased revenues an estimated $7.8 million. Lower fuel costs recovered from customers this quarter decreased revenues an estimated $3.6 million. Improved customer counts increased revenues an estimated $3.7 million. Additionally, a change in our estimate of unbilled revenues contributed $3.0 million to revenues this quarter.

Revenues for our on-system customers decreased $2.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. Weather and other related factors decreased revenues an estimated $22.5 million during the nine months ended September 30, 2012, due to the reasons previously discussed. Rate changes, primarily the June 2011 Missouri rate increase, the March 2011 Oklahoma rate increase, the January 2012 Kansas rate increase and the April 2011 Arkansas rate increase, contributed an estimated $14.2 million to revenues. Improved customer counts increased revenues an estimated $2.4 million. Additionally, the previously mentioned change in our estimate of unbilled revenues contributed $3.0 million to revenues this period.

Revenues for our on-system customers increased $0.4 million for the twelve months ended September 30, 2012 as compared to the same period in 2011. Rate changes, primarily the June 2011 Missouri rate increase, the March 2011 Oklahoma rate increase, the January 2012 Kansas rate increase and the April 2011 Arkansas rate increase, contributed an estimated $20.3 million to revenues. Additionally, the previously mentioned change in our estimate of unbilled revenues contributed $3.0 million to revenues this period. Weather and other related factors decreased revenues an estimated $22.8 million due to the reasons previously discussed. Decreased customer counts, resulting from the May 2011 tornado, reduced revenues an estimated $0.1 million.

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

Operating Revenue Deductions — Fuel and Purchased Power

The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for the applicable periods ended September 30, 2012 and 2011. As shown below, fuel and purchased power costs decreased in all periods mainly due to lower gas and purchased power costs and the Southwest Power Administration (SWPA) amortization, as well as lower volumes during the nine months ended and twelve months ended periods.

	Three Months		Nine Months		Twelve Months
	Ended		Ended		Ended
(in millions)	2012	2011	2012	2011	2012	2011
Actual fuel and purchased power expenditures	$51.3	$59.9	$131.9	$155.9	$172.5	$198.3
Missouri fuel adjustment recovery (1)	(2.2)	1.1	4.8	6.0	6.1	7.6
Missouri fuel adjustment deferral(2)	(0.3)	(5.6)	4.7	(5.0)	6.9	(2.2)
Kansas and Oklahoma regulatory adjustments(2)	0.4	(0.7)	1.2	(0.8)	1.4	(0.6)
SWPA amortization(3)	(0.8)	(0.7)	(2.1)	(0.8)	(2.8)	(0.8)
Unrealized (gain)/loss on derivatives	(0.4)	0.3	(1.7)	0.5	(0.8)	0.5
Total fuel and purchased power expense per income statement	$48.0	$54.3	$138.8	$155.8	$183.3	$202.8

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

(3) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Operating Revenue Deductions — Other Than Fuel and Purchased Power

The table below shows regulated operating expense changes for the applicable periods ended September 30, 2012 as compared to the same periods in 2011.

	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2012 vs. 2011	2012 vs. 2011	2012 vs. 2011
Employee pension expense	$0.1	$1.3	$2.0
Steam power other operating expense(1)	—	1.8	3.0
Transmission expense	0.3	1.2	1.6
Distribution expense	(0.1)	0.2	0.3
Employee health care expense	0.4	1.7	2.0
Customer accounts expense	(0.2)	(0.3)	(0.7)
Banking fees	(0.2)	(0.4)	—
Regulatory commission expense	—	0.1	0.7
Property insurance	0.1	0.4	0.5
Injuries and damages expense	(0.1)	(0.8)	(1.0)
General labor costs	—	0.2	(0.6)
Other power supply expense	(0.1)	0.2	0.2
Professional services(2)	0.4	2.0	1.9
Other miscellaneous accounts (netted)	0.3	0.3	0.8
TOTAL	$0.9	$7.9	$10.7

(1)          Reflects recognition of costs of new plant after deferral ended June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

(2)          Reflects the transfer of $0.8 million from Professional Services in July 2011 to regulatory and capital assets.

The table below shows maintenance and repairs expense changes during the third quarter of 2012, the nine months ended September 30, 2012 and the twelve months ended September 30, 2012 as compared to the same periods in 2011.

	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2012 vs. 2011	2012 vs. 2011	2012 vs. 2011
Distribution and transmission maintenance costs	$(0.5)	$(0.6)	$(0.7)
Iatan deferred maintenance expense	(0.2)	(0.4)	(0.7)
Maintenance and repairs expense at the Asbury plant(1)	1.3	1.4	2.0
Maintenance and repairs expense to the SLCC(2)	0.5	1.1	1.9
Maintenance and repairs expense at the Iatan plant	0.3	(0.3)	(0.1)
Maintenance and repairs expense at the Plum Point plant	(0.2)	(0.1)	(0.1)
Maintenance and repairs expense at the Riverton plant	0.0	0.4	0.0
Other miscellaneous accounts (netted)	(0.1)	(0.2)	(0.3)
TOTAL	$1.1	$1.3	$2.0

(1) Mainly due to timing differences of scheduled maintenance outages.

(2) Mainly due to turbine maintenance in 2012 and a transformer failure in December 2011.

Depreciation and amortization expense increased approximately $0.3 million (2.5%) during the quarter due to increased plant in service.

Depreciation and amortization expense decreased approximately $3.9 million (8.8%) during the nine months ended September 30, 2012 and approximately $6.7 million (11.0%) during the twelve months ended September 30, 2012. This reflects a decrease in regulatory amortization expense of $6.6 million for the nine month ended period and $10.2 million for the twelve month ended period due to the termination of construction accounting as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case, offset by increased plant in service.

Other taxes increased approximately $0.1 million, $0.4 million and $0.6 million during the quarter, nine month and twelve month periods ended September 30, 2012, respectively, due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following tables detail our natural gas sales and revenues for the periods ended September 30:

	Total Gas Delivered to Customers
	Three Months Ended		%	Nine Months Ended		%	Twelve Months Ended		%
(bcf sales)	2012	2011	change	2012	2011	change	2012	2011	change
Residential	0.10	0.10	2.7%	1.22	1.79	(31.8)%	1.99	2.65	(24.7)%
Commercial	0.11	0.11	(5.5)	0.69	0.91	(24.6)	1.04	1.29	(19.4)
Industrial	0.00	0.01	(43.2)	0.04	0.07	(46.2)	0.07	0.11	(37.2)
Other(1)	0.00	0.00	(14.9)	0.01	0.03	(38.2)	0.03	0.04	(29.4)
Total retail sales	0.21	0.22	(3.2)	1.96	2.80	(29.9)	3.13	4.09	(23.4)
Transportation sales	0.90	0.86	3.9	3.04	3.42	(11.1)	4.15	4.70	(11.8)
Total gas operating sales	1.11	1.08	2.4	5.00	6.22	(19.6)	7.28	8.79	(17.2)

(1)          Other includes other public authorities and interdepartmental usage.

Gas retail sales decreased 3.2% during the third quarter of 2012 as compared to 2011. Residential sales increased 2.7% reflecting customer growth during the period. Commercial sales decreased 5.5% during the period. Industrial sales decreased reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012

Gas retail sales decreased 29.9% during the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to mild winter weather during the first six months of 2012. Residential and commercial sales decreased during the nine month period reflecting the mild winter weather. Industrial sales decreased reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012.

Gas retail sales decreased 23.4% during the twelve months ended September 30, 2012 as compared to the same period in 2011 reflecting the mild weather in the first and second quarters of 2012 and the fourth quarter of 2011. Industrial sales decreased reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012.

	Operating Revenues and Cost of Gas Sold
	Three Months Ended			Nine Months Ended			Twelve Months Ended
($ in millions)	2012	2011	% change	2012	2011	% change	2012	2011	% change
Residential	$2.8	$2.8	0.1%	$16.1	$20.6	(21.9)%	$24.5	$29.8	(17.9)%
Commercial	1.4	1.4	(3.9)	7.3	9.0	(20.0)	10.7	12.8	(16.4)
Industrial	0.0	0.1	(7.3)	0.3	0.5	(34.4)	0.5	0.7	(28.4)
Other(1)	0.0	0.0	(4.7)	0.2	0.3	(30.7)	0.3	0.4	(24.4)
Total retail revenues	$4.2	$4.3	(1.4)	$23.9	$30.4	(21.6)	$36.0	$43.7	(17.7)
Other revenues	0.1	0.1	(20.9)	0.3	0.4	(13.8)	0.4	0.5	(17.0)
Transportation revenues	0.7	0.6	4.7	2.3	2.6	(9.0)	3.2	3.6	(10.6)
Total gas operating revenues	$5.0	$5.0	(1.1)	$26.5	$33.4	(20.6)	$39.6	$47.8	(17.1)
Cost of gas sold	1.3	1.2	2.1	11.6	16.0	(27.4)	18.4	23.7	(22.3)
Gas operating revenues over cost of gas in rates	$3.7	$3.8	(2.1)	$14.9	$17.4	(14.3)	$21.2	$24.1	(12.0)

(1) Other includes other public authorities and interdepartmental usage.

During the third quarter of 2012, gas segment revenues were relatively unchanged compared to the third quarter of 2011. Our Purchase Gas Adjustment (PGA) revenue during the third quarter of 2012 (which represents the cost of gas recovered from our customers) was slightly more than in the third quarter of 2011. Our margin (defined as gas operating revenues less cost of gas in rates) for the third quarter of 2012 was slightly less than the third quarter of 2011.

During the nine months ended September 30, 2012, gas segment revenues decreased approximately $6.9 million as compared to the same period in 2011 mainly due to decreased sales resulting from mild winter weather during the first six months of 2012. Our PGA revenue was approximately $11.6 million as compared to $16.0 million during the nine months ended September 30, 2011, a decrease of approximately $4.4 million. Our margin for the nine months ended September 30, 2012 decreased $2.5 million as compared to the same period in 2011.

During the twelve months ended September 30, 2012, gas segment revenues decreased approximately $8.2 million as compared to the same period in 2011, mainly due to decreased sales resulting from mild weather during 2012. PGA revenue was approximately $18.4 million as compared to $23.7 million during the twelve months ended September 30, 2011, a decrease of approximately $5.3 million. Our margin for the twelve months ended September 30, 2012 decreased $2.9 million as compared to the same period in 2011.

Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of September 30, 2012, we had unrecovered purchased gas costs of $0.2 million recorded as a current regulatory asset and $2.0 million recorded as a non-current regulatory asset.

Operating Revenue Deductions

Quarter. Total other operating expenses were $1.9 million during the third quarter of 2012 as compared to $2.1 million in the third quarter of 2011, primarily due to a $0.1 million increase in transmission operation expense. Our gas segment had a net loss of $0.4 million for the third quarter of 2012 as compared to a net loss of $0.4 million for the third quarter of 2011. These losses are not unexpected due to the seasonality of the gas segment whose heating season runs from November to March of each year.

Nine Months Ended. Total other operating expenses were $6.4 million for the nine months ended September 30, 2012 as compared to $6.2 million for the nine months ended September 30, 2011. This increase was mainly due to a $0.1 million increase in transmission operation expense and a $0.1 million increase in customer accounts expense (mainly uncollectible accounts). Our gas segment had net income of $0.3 million for the nine months ended September 30, 2012 as compared to $1.8 million for the nine months ended September 30, 2011.

Twelve Months Ended. Total other operating expenses were virtually the same during the twelve months ended September 30, 2012 as compared to the twelve months ended September 30, 2011. Our gas segment had net income of $1.2 million for the twelve months ended September 30, 2012 as compared to $2.8 million for the twelve months ended September 30, 2011.

Consolidated Company

Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2012	2011	2012	2011	2012	2011
Consolidated provision for income taxes	$15.5	$15.7	$28.4	$28.5	$34.3	$32.7
Consolidated effective federal and state income tax rates	37.7%	38.3%	38.2%	38.1%	38.5%	37.4%

See Note 12 for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended September 30. AFUDC increased during all periods presented in 2012 reflecting the environmental retrofit project at our Asbury plant.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
($ in millions)	2012	2011	2012	2011	2012	2011
Allowance for equity funds used during construction	$0.3	$0.1	$0.4	$0.1	$0.5	$0.2
Allowance for borrowed funds used during construction	0.2	0.1	0.4	0.2	0.5	0.2
Total AFUDC	$0.5	$0.2	$0.8	$0.3	$1.0	$0.4

Total interest charges on long-term and short-term debt for the periods ended September 30, 2012 are shown below. The changes in long-term debt interest for all periods reflect the financing discussed in Note 6 — Financing and under Liquidity and Capital Resources - Financing Activities below. The changes in short-term debt interest primarily reflect higher levels of borrowing due to the delayed second settlement of the 3.58% First Mortgage Bonds due 2027 previously discussed.

	Interest Charges ($ in millions)
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2012	2011	Change	2012	2011	Change	2012	2011	Change
Long-term debt interest	$9.9	$10.7	(6.6)%	$30.2	$31.9	(5.3)%	$40.9	$42.6	(3.9)%
Short-term debt interest	0.0	0.0	(29.3)	0.2	0.1	>100.0	0.2	0.1	99.6
Iatan 1 and 2 carrying charges*	—	—	(10.5)	0.1	(2.1)	>100.0	0.1	(3.4)	>100.0
Other interest	0.3	0.3	(8.5)	0.7	0.7	(1.6)	0.9	0.9	(1.2)
Total interest charges	$10.2	$11.0	(6.7)	$31.2	$30.6	2.0	$42.1	$40.2	4.8

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

On July 6, 2012, we filed a rate increase with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in base rate revenues of approximately $30.7 million, or 7.56%, and the continuation of the fuel adjustment clause. After factoring in the fuel adjustment clause revenue of $8.6 million paid by customers during the rate case test year, the impact of the requested annual increase in base rates is approximately $22.1 million, or 5.3%. This request was primarily designed to recover operation and maintenance expenses and capital costs associated with the May 22, 2011 tornado, Southwest Power Pool transmission charges allocated to us, operating systems replacement costs for new software systems, vegetation management costs and new depreciation rates. We are also requesting recovery of a regulatory asset related to the tax benefits of cost of removal. We asked the MPSC to implement the $6.2 million portion of the case related to the May 2011 tornado recovery costs and the post-May 2011 cost of service through interim rates. On July 23, 2012, the MPSC suspended the interim rate tariffs and scheduled an evidentiary hearing on September 10, 2012. On October 31, 2012, we received an order rejecting our interim tariffs. A traditional hearing on the entire request will be held in March 2013. We would expect new rates as result of this case by June of 2013.

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

On May 21, 2012, we filed a rate increase request with the MPSC for an annual increase in revenues for our Missouri water customers in the amount of approximately $516,400, or 29.6%. On October 18, 2012, we, the MPSC staff and the Office of the Public Counsel filed a unanimous agreement with the MPSC for an increase of $450,000. The MPSC issued an order approving the agreement on October 31, 2012, with rates effective November 23, 2012.

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

Day Ahead Market:  The SPP RTO will implement a Day-Ahead Market, with unit commitment and co-optimized ancillary services market, in March 2014. As part of the Day-Ahead Market, the SPP RTO will create, prior to implementation of such market, a single NERC approved balancing authority to take over balancing authority responsibilities for its members, including Empire, which is expected to provide operational and economic benefits for our customers. The Day-Ahead Market will replace the existing EIS market described above. On October 18, 2012, the FERC conditionally approved the SPP’s day-ahead, real-time energy and operating reserve and transmission congestion rights markets. The SPP and its stakeholders, including Empire, will be working on addressing the FERC’s conditions and continue to move forward with implementation plans. Upon commencement of the regional market, the SPP will act as the reliability coordinator, balancing authority, transmission service provider, planning coordinator, reserve sharing group administrator, interchange authority and market operator for Empire and other SPP members.

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

Other FERC Activity

On July 21, 2011, the FERC issued Order No. 1000 (Transmission Planning and Cost Allocation by Transmission Owning and Operating Public Utilities). Order 1000 requires all public utility transmission providers to (among other things) facilitate non-incumbent transmission developer participation in regional transmission planning by removing from FERC-approved tariffs and agreements any language creating a federal Right of First Refusal (ROFR) for an incumbent transmission provider to construct transmission facilities selected in a regional transmission plan for cost allocation. On May 17, 2012, the FERC issued Order No. 1000-A setting forth additional clarifications and guidelines for Order 1000 compliance. On October 18, 2012, the FERC issued Order 1000-B, reaffirming its Order 1000 and 1000-A requirements and clarifications. As an incumbent transmission owning member of the SPP RTO, this could directly affect our rights to build transmission facilities within our service territory. A second key element of Order 1000 and Order 1000-A directed transmission providers to develop policy and procedures for interregional transmission coordination and interregional cost allocation. Since we are on the southeastern seam of the SPP, this policy will most likely have a direct impact on our customers, primarily through a potential reduction to our production costs as a result of greater access to lower cost power from within the SPP, and across this seam and the possible reduction because of the cost sharing for new transmission projects. SPP stakeholder processes have commenced to determine the policy and tariff provisions for the compliance filings and we will continue to participate in the SPP processes to understand the impact of Orders 1000, 1000-A and 1000-B on our ability to construct new facilities within our service territory as well as their influence on promoting construction of transmission projects on or near our borders with our neighbors. Compliance filings by the SPP to address the ROFR requirements are due November 12, 2012 and April 13, 2013 for interregional planning and cost allocation. The SPP intends to file for a 30-day compliance filing extension to May 13, 2013 to allow more time for policy, tariff modifications and joint operating agreement finalizations related to interregional transmission coordination and interregional cost allocation with seams neighbors to accommodate the SPP’s normal cycle of board of directors and stakeholder meetings in 2013.

On April 23, 2012, we intervened in the SPP’s Petition for Review (Case No. 12-1158) of FERC’s Orders on Declaratory Order and Rehearing (Docket No. EL11-34-000) on the interpretation of the SPP/MISO Joint Operating Agreement at the United States Court of Appeals for the District of Columbia.  We are in agreement with SPP and other SPP members that FERC was incorrect in its determination that MISO’s interpretation of the Joint Operating Agreement appropriately enables MISO and Entergy to utilize ours and other SPP members transmission systems to integrate Entergy into the MISO RTO without compensation or consideration of the negative impacts to us and the other SPP members. On June 25, 2012, the SPP intevenors made a joint filing at the DC court to file in the future a joint brief related to the case.  It is in our best interests that the review of the Joint Operating Agreement between SPP and MISO be remanded back to FERC to reevaluate its Orders.   Based on the current terms and conditions of MISO membership, Entergy’s participation in MISO will not be beneficial to our customers as it will increase transmission delivery costs for Plum Point as well as utilize our transmission system without compensation.  On October 2, 2012, the SPP filed their initial briefs at the DC court and we were included in the joint intervener’s filing of briefs on October 17, 2012.

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

Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide only a portion of the funds required for the remainder of 2012 for our budgeted capital expenditures (as discussed in “Capital Requirements and Investing Activities” below) and we will use short-term debt for the remainder of the funds needed. We believe the amounts available to us under our credit facilities and the issuance of debt and equity securities together with this cash provided by operating activities will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs, impacts of the May 2011 tornado and other factors. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities for the nine months ended September 30:

Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2012	2011	Change
Cash provided by/(used in):
Operating activities	$136.1	$106.7	$29.4
Investing activities	(101.4)	(72.3)	(29.1)
Financing activities	(36.9)	(42.7)	5.8
Net change in cash and cash equivalents	$(2.2)	$(8.3)	$6.1

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

Nine Months Ended September 30, 2012 Compared to 2011.  During the nine months ended September 30, 2012, our net cash flows provided from operating activities increased $29.4 million or 27.5% from 2011. This change resulted from the following:

•                  Changes in net income - $(0.2) million.

•                  Changes in depreciation and amortization, mostly reflecting lower regulatory amortization offset by increased plant in service and other amortizations - $(6.9) million

•                  Reduced pension contributions net of expense accruals — $22.6 million.

•                  Return of cash from energy trading margin accounts - $3.1 million.

•                  Lower deferrals of income tax due to reduced tax depreciation benefits - $(8.6) million.

•                  Changes in accounts receivable and accrued unbilled revenues - $(4.2) million.

•                  .Changes in fuel and other inventory since the winter heating season - $12.6 million.

•                  Changes in fuel adjustment deferrals and regulatory trackers and amortizations reflected in prepaid or other current assets - $14.6 million.

•                  Changes in accounts payable partially offset by lower accrued taxes - $(5.8) million.

•                  Changes in accruals related to interest, taxes and customer deposits - $3.2 million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $29.1 million during the nine months ended September 30, 2012, as compared to the same period in 2011.

Our capital expenditures incurred totaled approximately $108.0 million during the nine months ended September 30, 2012, compared to $76.5 million for the nine months ended September 30, 2011. The increase was primarily the result of an increase in electric plant additions and replacements, mainly due to the environmental retrofit in progress at our Asbury plant.

A breakdown of the capital expenditures for the nine months ended September 30, 2012 and 2011 is as follows:

Capital Expenditures

(in millions)	2012	2011
Distribution and transmission system additions	$43.9	$33.0
New Generation — Iatan 2	1.0	3.8
Storms	4.6	15.1
Additions and replacements — electric plant	35.1	8.9
Gas segment additions and replacements	2.1	2.7
Transportation	2.9	2.8
Other (including retirements and salvage -net) (1)	16.0	7.2
Subtotal	105.6	73.5
Non-regulated capital expenditures (primarily fiber optics)	2.4	3.0
Subtotal capital expenditures incurred (2)	108.0	76.5
Adjusted for capital expenditures payable (3)	(6.6)	(6.7)
Total cash outlay	$101.4	$69.8

(1) Other includes equity AFUDC of $(0.4) million and $(0.2) million for 2012 and 2011, respectively.

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

Approximately 100% of our cash requirements for capital expenditures during the nine months ended September 30, 2012 were satisfied internally from operations (funds provided by operating activities less dividends paid).

We estimate that our capital expenditures (excluding AFUDC) for the remainder of 2012 will be approximately $30.4 million and for 2013 through 2017 will be as follows:

	2013	2014	2015	2016	2017
Estimated Capital Expenditures	$163.4	$165.5	$178.1	$107.0	$108.2

As noted in the Purchased Power section of Note 7, it is not currently our intention to exercise the Plum Point option and, as such, no expenditures are included for such purpose in the 2015 projection.

We estimate that internally generated funds will provide 47% of the funds required for the remainder of our budgeted 2012 capital expenditures. We intend to utilize a combination of short-term debt, the proceeds of sales of long-term debt and/or common stock (including common stock sold under our Employee Stock Purchase Plan, our Dividend Reinvestment and Stock Purchase Plan, and our 401(k) Plan and ESOP) to finance additional amounts, if needed beyond those provided by operating activities for such capital expenditures. We will continue to utilize short-term debt as needed to support normal operations or other temporary requirements. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows used in financing activities decreased $5.8 million during the first nine months of 2012 as compared to the same period in 2011, primarily due to the lower dividend payments and changes to short term debt levels.

On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due 2033 and $120.0 million of 4.32% First Mortgage Bonds due 2043. The delayed settlement is anticipated to occur on or about May 30, 2013, subject to customary closing conditions. We expect to use the proceeds from the sale of the bonds to redeem all $98 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013 with the remaining proceeds to be used for general corporate purposes. The bonds will be issued under the EDE Mortgage.

As of June 30, 2012, we reclassified $98 million of long-term debt to a current liability, given that the debt is due on June 15, 2013 as noted above. We intend to refinance this debt prior to the maturity date as noted above.

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

We have a $400 million shelf registration statement with the SEC, effective February 7, 2011, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250 million of such securities in the form of first mortgage bonds, of which $12 million would remain available after giving effect to the $150.0 million of new first mortgage bonds to be issued on or about May 30, 2013. We plan to use proceeds from offerings made pursuant to this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs during the three-year effective period.

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

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2012, we are in compliance with these ratios. Our total indebtedness is 49.2% of our total capitalization as of September 30, 2012 and our EBITDA is 4.82 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2012. However, $2.0 million was used to back up our outstanding commercial paper.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2012 would permit us to issue approximately $559.8 million of new first mortgage bonds based on this test with an assumed interest rate of 6.0%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At September 30, 2012, we had retired bonds and net property additions which would enable the issuance of at least $757.3 million principal amount of bonds if the annual interest requirements are met. As of September 30, 2012, we are in compliance with all restrictive covenants of the EDE Mortgage.

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of September 30, 2012, this test would allow us to issue approximately $12.0 million principal amount of new first mortgage bonds.

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

CONTRACTUAL OBLIGATIONS

Material changes to our contractual obligations at September 30, 2012, compared to December 31, 2011, consist of the following. On April 2, 2012, we agreed to issue up to $88 million principal amount of 3.58% First Mortgage Bonds, of which $38 million were issued on such date and are due on April 2, 2027. A second settlement of $50 million occurred on June 1, 2012. The proceeds from the first settlement and funds from our line of credit were used to redeem all $74.8 million of our First Mortgage Bonds due 2024, and $13.2 million of our First Mortgage Bonds, Pollution Control Series which were due 2013. See “Financing Activities” above for details. In addition, open purchase orders increased $88.5 million, primarily due to the environmental retrofit at Asbury. As noted in our liquidity discussion, these expenditures will be financed through a combination of funds from operations, short-term debt, or debt or equity securities.

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

Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). As of September 30, 2012, our retained earnings balance was $48.1 million, compared to $25.0 million as of September 30, 2011 and a retained earnings balance of $33.7 million as of December 31, 2011, after paying out $31.7 million in dividends during the first nine months of 2012. On October 25, 2012, the Board of Directors declared a quarterly dividend of $0.25 per share on common stock payable on December 15, 2012 to holders of record as of December 1, 2012.

Our diluted earnings per share were $1.09 for the nine months ended September 30, 2012 and were $1.31 and $1.17 for the years ended December 31, 2011 and 2010, respectively. Dividends paid per share were $0.75 for the nine months ended September 30, 2012, $0.64 for the year ended December 31, 2011 and $1.28 for the year ended December 31, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2012.

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

We satisfied 65.0% of our 2011 generation fuel supply need through coal. Approximately 94% of our 2011 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2014. These contracts satisfy approximately 100% of our anticipated fuel requirements for 2012, 88% for 2013, and 44% for our 2014 requirements for our Asbury coal plants. These fuel requirements reflect our current budget projections for coal and include the transition of Riverton Units 7 and 8 from coal to natural gas as outlined in our environmental Compliance Plan discussed in Note 7. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of September 30, 2012, 58%, or 0.6 million Dths, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2012 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at September 30, 2012, our natural gas cost would increase by approximately $1.3 million based on our September 30, 2012, total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of September 30, 2012, we have 1.4 million Dths in storage on the three pipelines that serve our customers. This represents 71% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of September 30, 2012 (in thousands). However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	360,000	392,429	1,419,727	65%
Second	Up to 50%	100,000	—	—	2%
Third	Up to 20%	—	—	—	—%
Total		460,000	392,429	1,419,727

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at September 30, 2012 and December 31, 2011. There were no margin deposit liabilities at these dates.

(in millions)	September 30, 2012	December 31, 2011
Margin deposit assets	$4.1	$5.8

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a small group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at September 30, 2012, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$7.5
Net unrealized mark-to-market losses for financial natural gas contracts	5.9
Net credit exposure	$13.4

The $5.9 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $5.9 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since they are below the $5 million or $10 million, as applicable, mark-to-market collateral thresholds in our agreements and do not have any collateral posted with any counterparty as we are below the $5 million mark-to-market collateral threshold in our agreements. As noted above, as of September 30, 2012, we have $4.1 million on deposit for NYMEX contract exposure to Empire, of which $3.0 million represents our collateral requirement. In addition, if NYMEX gas prices decreased 25% from their September 30, 2012, levels, we would be required to post an additional $3.5 million in collateral. If these prices increased 25%, our collateral requirement would decrease $2.1 million. Our other counterparties would not be required to post collateral with Empire.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Empire is in the process of implementing an ERP system which became operational October 1, 2012. We are making appropriate changes to internal controls and procedures as the implementation progresses, as is expected with a major system implementation. Any changes in our internal control over financial reporting that occur in the fourth quarter of 2012 as a result of this implementation that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting will be disclosed in Part II, Item 9A Controls and Procedures of our Annual Report on Form 10-K for the year ending December 31, 2012.

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

Item 5.  Other Information.

For the twelve months ended September 30, 2012, our ratio of earnings to fixed charges was 2.85x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)           Exhibits.

(4)(a) Bond Purchase Agreement, dated as of October 30, 2012, by and among the Company and the Purchasers named therein. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 30, 2012 and filed November 2, 2012, File No. 001-03368).

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, nine and twelve month periods ended September 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

November 8, 2012