Form 10-K
period 2012-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 2013-02-22
CIK 32689

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting common stock held by nonaffiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2012, was approximately $892,694,285.

         As of February 1, 2013, 42,535,367 shares of common stock were outstanding.

         The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

The Company's proxy statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its Annual Meeting of Stockholders to be held on April 25, 2013	Part of Item 10 of Part III All of Item 11 of Part III Part of Item 12 of Part III All of Item 13 of Part III All of Item 14 of Part III

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

  •
  the results of prudency and similar reviews by regulators of costs we incur, including capital expenditures, fuel and purchased power costs and Southwest Power Pool (SPP) regional transmission organization (RTO) expansion costs, including any regulatory disallowances that could result from prudency reviews;

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

  •
  our exposure to the credit risk of our hedging counterparties;

  •
  changes in accounting requirements (including the potential consequences of being required to report in accordance with IFRS rather than U. S. GAAP);

  •
  unauthorized physical or virtual access to our facilities and systems and acts of terrorism, including, but not limited to, cyber-terrorism;

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

        Our gross operating revenues in 2012 were derived as follows:

Electric segment sales*	91.7%
Gas segment sales	7.1
Other segment sales	1.2

*
Sales from our electric segment include 0.3% from the sale of water.

        The territory served by our electric operations embraces an area of about 10,000 square miles, located principally in southwestern Missouri, and also includes smaller areas in southeastern Kansas, northeastern Oklahoma and northwestern Arkansas. The principal economic activities of these areas include light industry, agriculture and tourism. As of December 31, 2012, our electric operations served approximately 167,900 customers.

        Our retail electric revenues for 2012 by jurisdiction were derived as follows:

Missouri	89.3%
Kansas	5.1
Arkansas	2.7
Oklahoma	2.9

        We supply electric service at retail to 119 incorporated communities as of December 31, 2012, and to various unincorporated areas and at wholesale to four municipally owned distribution systems. The largest urban area we serve is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 160,000. We operate under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 52% of our electric operating revenues in 2012 were derived from incorporated communities with franchises having at least ten years remaining and approximately 18% were derived from incorporated communities in which our franchises have remaining terms of ten years or less. Although our franchises contain no renewal provisions, in recent years we have obtained renewals of all of our expiring electric franchises prior to the expiration dates.

        Our three largest classes of on-system customers are residential, commercial and industrial, which provided 42.2%, 31.2%, and 15.5%, respectively, of our electric operating revenues in 2012.

        Our largest single on-system wholesale customer is the city of Monett, Missouri, which in 2012 accounted for approximately 2.8% of electric revenues. No single retail customer accounted for more than 1.7% of electric revenues in 2012.

        Our gas operations serve customers in northwest, north central and west central Missouri. As of December 31, 2012, our gas operations served approximately 44,000 customers. We provide natural gas distribution to 48 communities and 330 transportation customers as of December 31, 2012. The largest urban area we serve is the city of Sedalia with a population of over 20,000. We operate under franchises having original terms of twenty years in virtually all of the incorporated communities. Twenty of the franchises have 10 years or more remaining on their term. Although our franchises contain no renewal provisions, since our acquisition we have obtained renewals of all our expiring gas franchises prior to the expiration dates.

        Our gas operating revenues in 2012 were derived as follows:

Residential	62.1%
Commercial	27.1
Industrial	1.2
Miscellaneous	9.6

        No single retail customer accounted for more than 1% of gas revenues in 2012.

        Our other segment consists of our fiber optics business. As of December 31, 2012, we have 106 fiber customers.

Electric Generating Facilities and Capacity

        At December 31, 2012, our generating plants consisted of:

Plant	Capacity (megawatts)(1)		Primary Fuel
Asbury	203		Coal
Riverton — Coal	0	(2)	Coal
Riverton — Natural Gas	279	(2)	Natural Gas
Iatan (12% ownership)	190	(3)	Coal
Plum Point Energy Station (7.52% ownership)	50	(3)	Coal
State Line Combined Cycle (60% ownership)	297	(3)	Natural Gas
Empire Energy Center	262		Natural Gas
State Line Unit No. 1	94		Natural Gas
Ozark Beach	16		Hydro

TOTAL	1,391

(1)
Based on summer rating conditions as utilized by Southwest Power Pool.

(2)
In September 2012, Riverton Units 7 and 8 transitioned from operation on coal to full operation on natural gas.

(3)
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

        We currently supplement our on-system generating capacity with purchases of capacity and energy from other sources in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council rules. The SPP requires its members to maintain a minimum 12% capacity margin. Our long-term contract with Westar Energy for the purchase of 162 megawatts of capacity and energy ended May 31, 2010. In order to replace this capacity and energy, we entered into contracts for energy and capacity from two new plants that became operational in 2010, Plum Point Energy Station and the Iatan 2 generating facility, each of which is described below.

        The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas which entered commercial operation on September 1, 2010. We own, through an undivided interest, 50 megawatts of the unit's capacity. We also have a long-term (30 year) agreement for the purchase of capacity from Plum Point. We began receiving purchased power under this agreement on September 1, 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. At this time it is not our intention to exercise this option. Rather, we intend to continue to meet our demand and capacity requirements with the continuation of this long-term purchased power agreement. We will, however, continue to analyze this option during our 2013 Integrated Resource Plan (IRP) process, which we expect to file with the Missouri Public Service Commission (MPSC) in mid-2013.

        We also own an undivided ownership interest in the coal-fired Iatan 2 generating facility operated by Kansas City Power & Light Company (KCP&L) and located at the site of the existing 85-megawatt Iatan Generating Station (Iatan 1) near Weston, Missouri. We own 12%, or approximately 105 megawatts, of the 850-megawatt unit, which entered commercial operation on December 31, 2010.

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

Year	Purchased Power Commitment(1)	Anticipated Owned Capacity	Total Megawatts
2013	65	1391	1456
2014	65	1391	1456
2015	65	1377	1442	(2)
2016	65	1383	1448	(3)
2017	65	1383	1448

(1)
Includes 7 megawatts for the Elk River Windfarm, LLC and 8 megawatts for the Cloud County Windfarm, LLC.

(2)
Reflects the planned retirement of Asbury Unit 2.

(3)
Reflects the planned retirement of Riverton Units 7, 8 and 9 and conversion of Riverton Unit 12 to a combined cycle.

        The maximum hourly demand on our system reached a record high of 1,199 megawatts on January 8, 2010. Our previous winter peak of 1,100 megawatts was established on December 22, 2008. Our maximum hourly summer demand of 1,198 megawatts was set on August 2, 2011. Our previous summer record peak of 1,173 megawatts was established on August 15, 2007.

Gas Facilities

        At December 31, 2012, our principal gas utility properties consisted of approximately 87 miles of transmission mains and approximately 1,148 miles of distribution mains.

        The following table sets forth the three pipelines that serve our gas customers:

Service Area	Name of Pipeline
South	Southern Star Central Gas Pipeline
North	Panhandle Eastern Pipe Line Company
Northwest	ANR Pipeline Company

        Our all-time peak of 73,280 mcfs was established on January 7, 2010, replacing the previous record of 70,820 mcfs which was set on January 4, 2010.

Construction Program

        Total property additions (including construction work in progress but excluding AFUDC) for the three years ended December 31, 2012, amounted to $343.6 million and retirements during the same period amounted to $36.8 million. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more information.

        Our total capital expenditures, excluding AFUDC and expenditures to retire assets, were $142.6 million in 2012 and for the next three years are estimated for planning purposes to be as follows:

	Estimated Capital Expenditures (amounts in millions)
	2013	2014	2015	Total
New electric generating facilities:
Riverton Unit 12 combined cycle conversion	$15.1	$40.4	$65.3	$120.8
Additions to existing electric generating facilities:
Asbury	11.1	16.7	8.1	35.9
Environmental upgrades — Asbury	55.8	24.8	12.1	92.7
Other	10.7	4.9	9.4	25.0
Electric transmission facilities	12.1	26.7	36.3	75.1
Electric distribution system additions	42.9	38.3	36.3	117.5
General and other additions	10.1	7.9	4.8	22.8
Gas system additions	4.1	4.1	4.1	12.3
Non-regulated additions	1.5	1.7	1.7	4.9

TOTAL	$163.4	$165.5	$178.1	$507.0

        Our estimated total capital expenditures (excluding AFUDC) for 2016 and 2017 are $107.0 million and $108.2 million, respectively. Construction expenditures for additions to our transmission and distribution systems, the conversion of Riverton Unit 12 to a combined cycle unit and environmental upgrades at Asbury constitute the majority of the projected capital expenditures for the three-year period listed above.

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

Fuel and Natural Gas Supply

Electric Segment

        Our total system output for 2012 and 2011, based on kilowatt-hours generated, was as follows:

	2012	2011
Steam generation units — coal	48.0%	45.0%
Steam generation units — natural gas	0.2	2.3
Combustion turbine generation units — natural gas	24.9	23.9
Hydro generation	1.0	0.8
Purchased power — windfarms	15.0	13.4
Purchased power — other	10.9	14.6

        Below are the total fuel requirements for our generating units in 2012 (based on kilowatt-hours generated):

Coal	65.6%
Natural gas	34.3
Fuel oil	0.1

        The amount and percentage of electricity generated by natural gas increased in 2012 as compared to 2011 while the amount of energy we purchased decreased, primarily reflecting that it was more economical to produce gas-fired generation than to purchase power during this period.

        During 2012, we utilized our remaining coal inventory at our Riverton Plant, completing our transition of Units 7 and 8 to natural gas. This was done as part of our environmental Compliance Plan, discussed in Note 11 of "Notes to Consolidated Financial Statements" under Item 8. Riverton Unit 12, a Siemens V84.3A2 gas combustion turbine installed in 2007, and three other smaller units are also fueled by natural gas. Natural gas is now the primary fuel at our Riverton Plant.

        Our Asbury Plant is fueled primarily by coal with oil being used as start-up fuel. In 2012, Asbury burned a coal blend consisting of approximately 92.7% Western coal (Powder River Basin) and 7.3% blend coal on a tonnage basis. Our average coal inventory target at Asbury is approximately 60 days. As of December 31, 2012, we had sufficient coal on hand to supply full load requirements at Asbury for 102-107 days, as compared to 47-94 days as of December 31, 2011, depending on the actual blend ratio. The inventory increased during 2012 as coal destined for Riverton was diverted to Asbury to facilitate the conversion of Riverton Units 7 and 8 to natural gas.

        The following table sets forth the percentage of our anticipated coal requirements we have secured through a combination of contracts and binding proposals for the following years:

Year	Percentage secured
2013	100%
2014	58%
2015	26%

        All of the Western coal used at our Asbury plant is shipped by rail, a distance of approximately 800 miles. We entered into an amended coal transportation contract on August 7, 2012, with the Burlington Northern and Santa Fe Railway Company (BNSF) and the Kansas City Southern Railway Company due to the reduction of coal usage resulting from Riverton's conversion to natural gas. The amendment reduces the annual minimum tons for the years 2013 through 2016 and extends the contract through 2019. We currently lease one aluminum unit train full time to deliver Western coal to the Asbury Plant.

        Unit 1 and Unit 2 at the Iatan Plant are coal-fired generating units which are jointly-owned by KCP&L, a subsidiary of Great Plains Energy, Inc., Missouri Joint Municipal Electric Utility Commission, Kansas Electric Power Cooperative (KEPCO) and us, with our share of ownership being 12% in each plant. KCP&L is the operator of these plants and is responsible for arranging their fuel supply. KCP&L has secured contracts for low sulfur Western coal in quantities sufficient to meet 100% of Iatan's requirements for 2013 and approximately 75% for 2014 and 20% for 2015. The coal is transported by rail under a contract with BNSF Railway, which expires on December 31, 2013. KCP&L and KCP&L Greater Missouri Operations are currently in negotiations with the railroads for transportation services beyond 2013.

        The Plum Point Energy Station is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. The plant began commercial operation on September 1, 2010. We own, through an undivided interest, 50 megawatts of the plant's capacity. North America Energy Services is the operator of this plant. Plum Point Services Company, LLC (PPSC), the project management company acting on behalf of the joint owners, is responsible for arranging its fuel supply. PPSC has secured contracts for low sulfur Western coal in quantities sufficient to meet approximately 86% of Plum Point's requirements for 2013, 86% for 2014, 86% for 2015 and 94% for 2016. We have a 15-year lease agreement, expiring in 2024, for 54 railcars for our ownership share of Plum Point. In December 2010, we entered into another 15-year lease agreement for an additional 54 railcars associated with our Plum Point purchased power agreement.

        Our Energy Center and State Line combustion turbine facilities (not including the State Line Combined Cycle (SLCC) Unit, which is fueled 100% by natural gas) are fueled primarily by natural gas with oil also available for use primarily as backup. Based on kilowatt hours generated during 2012, Energy Center generation was 99.0% natural gas with the remainder being fuel oil, and 100% of the State Line Unit 1 generation came from natural gas. As of December 31, 2012, oil inventories were sufficient for approximately 2 days of full load operation on Units No. 1, 2, 3 and 4 at the Energy Center and 5 days of full load operation for State Line Unit No. 1. As typical oil usage is minimal, these inventories are sufficient for our current requirements. Additional oil will be purchased as needed.

        We have firm transportation agreements with Southern Star Central Pipeline, Inc. with current expiration dates of June 24, 2017, for the transportation of natural gas to the SLCC. This date is adjusted for periods of contract suspension by us during outages of the SLCC. This transportation agreement can also supply natural gas to State Line Unit No.1, the Energy Center or the Riverton Plant, as elected by us on a secondary basis. We also have a precedent agreement with Southern Star, which provides additional transportation capability until 2022. This contract provides firm transport to the sites listed above that previously were only served on a secondary basis. We expect that these transportation agreements will serve nearly all of our natural gas transportation needs for our generating plants over the next several years. Any remaining gas transportation requirements, although small, will be met by utilizing capacity release on other holder contracts, interruptible transport, or delivered to the plants by others.

        The majority of our physical natural gas supply requirements will be met by short-term forward contracts and spot market purchases. Forward natural gas commodity prices and volumes are hedged several years into the future in accordance with our Risk Management Policy in an attempt to lessen the volatility in our fuel expenditures and gain predictability. In addition, we have an agreement with Southern Star to purchase one million Dths of firm gas storage service capacity for a period of five years, expiring in 2016. The reservation charge for this storage capacity is approximately $1.1 million annually. This storage capacity enables us to better manage our natural gas commodity and transportation needs for our electric segment.

        The following table sets forth a comparison of the costs, including transportation and other miscellaneous costs, per million Btu of various types of fuels used in our electric facilities:

Fuel Type / Facility	2012	2011	2010
Coal — Iatan	$1.760	$1.603	$1.193
Coal — Asbury	2.395	2.315	1.877
Coal — Riverton	2.541	2.314	1.833
Coal — Plum Point	1.804	1.858	1.799
Natural Gas	4.493	5.475	6.061
Oil	20.291	21.304	15.443

Weighted average cost of fuel burned per kilowatt-hour generated	2.6742	2.9558	2.9936

Gas Segment

        We have 10,000 MMBtus per day of firm transportation from Cheyenne Plains Pipeline Company. This can provide us with up to 75% of our natural gas purchases from the Rocky Mountain gas area. Cheyenne Plains interconnects with all of the interstate pipelines listed below that feed our market area.

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

        The following table sets forth the current costs, including storage, transportation and other miscellaneous costs, per mcf of gas used in our gas operations:

Service Area	Name of Pipeline	2012	2011	2010
South	Southern Star Central Gas Pipeline	$6.4329	$6.1619	$6.7068
North	Panhandle Eastern Pipe Line Company	6.8990	6.1449	6.1151
Northwest	ANR Pipeline Company	5.0898	5.4230	5.3216
	Weighted average cost per mcf	$6.3305	$6.0542	$6.3745

Employees

        At December 31, 2012, we had 756 full-time employees, including 51 employees of EDG. 331 of the EDE employees are members of Local 1474 of The International Brotherhood of Electrical Workers (IBEW). On October 17, 2011, the Local 1474 IBEW voted to ratify a new two-year agreement which will extend through October 31, 2013. At December 31, 2012, 34 EDG employees were members of Local 1464 of the IBEW. In June 2009, Local 1464 of the IBEW ratified a four-year agreement with EDG, which expires on June 1, 2013. Negotiations toward new contracts will occur during 2013 in advance of contract expiration with both Local 1474 and Local 1464.

ELECTRIC OPERATING STATISTICS(1)

	2012		2011		2010		2009		2008
Electric Operating Revenues (000's):
Residential	$214,526		$221,687		$204,900		$180,404		$179,293
Commercial	158,837		157,435		146,310		135,800		132,888
Industrial	78,786		78,925		69,684		65,983		67,353
Public authorities(2)	13,755		13,653		12,099		11,411		10,876
Wholesale on-system	18,555		19,140		19,254		18,199		19,229
Miscellaneous(3)	8,520		8,194		7,573		6,814		6,976
Interdepartmental	197		201		199		178		154

Total system	493,176		499,235		460,019		418,789		416,769
Wholesale off-system	15,687		23,271		22,891		14,344		29,697

Total electric operating revenues(4)	508,863		522,506		482,910		433,133		446,466

Electricity generated and purchased (000's of kWh):
Steam	2,865,037		2,805,744		2,650,042		2,259,304		2,228,716
Hydro	57,719		48,898		88,104		76,733		32,601
Combustion turbine	1,486,643		1,484,472		1,566,074		926,934		1,480,729

Total generated	4,409,399		4,339,114		4,304,220		3,262,971		3,742,046
Purchased	1,545,327		1,870,901		2,085,550		2,516,702		2,440,246

Total generated and purchased	5,954,726		6,210,015		6,389,770		5,779,673		6,182,292
Interchange (net)	(87)		(1,298)		(1,716)		(568)		(436)

Total system output	5,954,639		6,208,717		6,388,054		5,779,105		6,181,856
Transmission by others losses(5)	(17,300)		(16,597)		(5,688)		—		—

Total system input	5,937,339		6,192,120		6,382,366		5,779,105		6,181,856

Maximum hourly system demand (Kw)	1,142,000		1,198,000		1,199,000		1,085,000		1,152,000
Owned capacity (end of period) (Kw)	1,391,000		1,392,000		1,409,000		1,257,000		1,255,000
Annual load factor (%)	52.17		51.95		53.17		55.38		54.29

Electric sales (000's of kWh):
Residential	1,850,813		1,982,704		2,060,368		1,866,473		1,952,869
Commercial	1,558,297		1,576,342		1,644,917		1,579,832		1,622,048
Industrial	1,028,416		1,022,765		1,007,033		992,165		1,073,250
Public authorities(2)	122,369		126,724		124,554		121,816		122,375
Wholesale on-system	353,075		364,866		355,807		332,061		344,525

Total system	4,912,970		5,073,401		5,192,679		4,892,347		5,115,067
Wholesale off-system	704,028		740,009		798,084		515,899		688,203

Total Electric Sales	5,616,998		5,813,410		5,990,763		5,408,246		5,803,270

Company use (000's of kWh)(6)	9,066		9,371		9,598		9,088		9,209
kWh losses (000's of kWh)(7)	311,275		369,339		382,005		361,771		369,377

Total System Input	5,937,339		6,192,120		6,382,366		5,779,105		6,181,856

Customers (average number):
Residential	140,602		139,641		141,693		141,206		140,791
Commercial	24,036		24,155		24,505		24,412		24,532
Industrial	353		357		358		355		361
Public authorities(2)	2,124		2,021		2,003		1,995		1,935
Wholesale on-system	4		4		4		4		4

Total System	167,119		166,178		168,563		167,972		167,623
Wholesale off-system	22		25		22		19		22

Total	167,141		166,203		168,585		167,991		167,645

Average annual sales per residential customer (kWh)	13,163		14,199		14,541		13,218		13,871
Average annual revenue per residential customer	$1,526		$1,588		$1,446		$1,278		$1,273
Average residential revenue per kWh	11.59	¢	11.18	¢	9.94	¢	9.67	¢	9.18	¢
Average commercial revenue per kWh	10.19	¢	9.99	¢	8.89	¢	8.60	¢	8.19	¢
Average industrial revenue per kWh	7.66	¢	7.72	¢	6.92	¢	6.65	¢	6.28	¢

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

(7)
Includes the effect of our unbilled revenue adjustment.

 GAS OPERATING STATISTICS(1)

	2012	2011	2010	2009	2008
Gas Operating Revenues (000's):
Residential	$24,744	$28,999	$32,245	$36,176	$39,639
Commercial	10,797	12,506	13,336	15,552	17,416
Industrial	464	682	812	2,066	5,069
Public authorities	247	324	342	365	416

Total retail sales revenues	36,252	42,511	46,735	54,159	62,540
Miscellaneous(2)	400	464	436	221	231
Transportation revenues	3,197	3,455	3,714	2,934	2,667

Total Gas Operating Revenues	39,849	46,430	50,885	57,314	65,438

Maximum Daily Flow (mcf)	58,281	67,789	73,280	70,046	66,005

Gas delivered to customers (000's of mcf sales)(3)
Residential	2,012	2,560	2,675	2,687	2,949
Commercial	1,050	1,268	1,265	1,278	1,397
Industrial	58	102	108	218	553
Public authorities	23	33	33	30	35

Total retail sales	3,143	3,963	4,081	4,213	4,934
Transportation sales	4,249	4,528	4,829	4,330	4,059

Total gas operating and transportation sales	7,392	8,491	8,910	8,543	8,993

Company use(3)	2	4	4	3	4
Transportation sales (cash outs)	—	—	—	—	—
Mcf losses	27	(47)	70	36	140

Total system sales	7,421	8,448	8,984	8,582	9,137

Customers (average number):
Residential	37,897	38,051	38,277	38,621	39,159
Commercial	4,921	4,951	4,968	5,038	5,119
Industrial	23	26	26	25	26
Public authorities	138	136	137	131	127

Total retail customers	42,979	43,164	43,408	43,815	44,431
Transportation customers	326	311	313	296	272

Total gas customers	43,305	43,475	43,721	44,111	44,703

(1)
See Item 6, "Selected Financial Data" for additional financial information regarding Empire.

(2)
Primarily includes miscellaneous service revenue and late fees.

(3)
Includes mcf used by Company and Interdepartmental mcf.

 Executive Officers and Other Officers of Empire

        The names of our officers, their ages and years of service with Empire as of December 31, 2012, positions held during the past five years and effective dates of such positions are presented below. All of our officers have been employed by Empire for at least the last five years.

Name	Age at 12/31/12	Positions With the Company	With the Company Since	Officer Since
Bradley P. Beecher	47	President and Chief Executive Officer (2011). Executive Vice President (2011), Executive Vice President and Chief Operating Officer — Electric (2010), Vice President and Chief Operating Officer — Electric (2006)	2001	2001
Laurie A. Delano	57	Vice President — Finance and Chief Financial Officer, (2011), Controller, Assistant Secretary and Assistant Treasurer and Principal Accounting Officer (2005)	2002	2005
Ronald F. Gatz	62	Vice President and Chief Operating Officer — Gas (2006)	2001	2001
Blake Mertens	35	Vice President — Energy Supply (2011), General Manager — Energy Supply (2010), Director of Strategic Projects, Safety and Environmental Services (2010), Associate Director of Strategic Projects (2009), Manager of Strategic Projects (2006)	2001	2011
Michael E. Palmer	56	Vice President — Transmission Policy and Corporate Services (2011), Vice President — Commercial Operations (2001)	1986	2001
Martin O. Penning	57	Vice President — Commercial Operations, (2011), Director of Commercial Operations (2006)	1980	2011
Kelly S. Walters	47	Vice President and Chief Operating Officer — Electric (2011), Vice President — Regulatory and Services (2006)	2001	2006
Janet S. Watson	60	Secretary — Treasurer (1995)	1994	1995
Robert W. Sager	38	Controller, Assistant Secretary and Assistant Treasurer and Principal Accounting Officer (2011), Director of Financial Services (2006)	2006	2011

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

        During 2012, approximately 91.6% of our electric operating revenues was received from retail customers. Sales subject to FERC jurisdiction represented approximately 7.6% of our electric operating revenues during 2012 with the remaining 0.8% being from miscellaneous sources. The percentage of retail regulated revenues derived from each state follows:

Missouri	89.3%
Kansas	5.1
Oklahoma	2.9
Arkansas	2.7

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

        Purchased Gas Adjustment (PGA).    The PGA clause allows EDG to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage costs, including costs associated with our use of natural gas financial instruments to hedge the purchase price of natural gas and related carrying costs. This PGA clause allows us to make rate changes periodically (up to four times) throughout the year in response to weather conditions and supply demands, rather than in one possibly extreme change per year.

Environmental Matters

        See Note 11 of "Notes to Consolidated Financial Statements" under Item 8 for information regarding environmental matters.

Conditions Respecting Financing

        Our EDE Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the EDE Mortgage), and our Restated Articles of Incorporation (Restated Articles), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the year ended December 31, 2012, would permit us to issue approximately $609.2 million of new first mortgage bonds based on this test at an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 2012, we had retired bonds and net property additions which would enable the issuance of at least $776.7 million principal amount of bonds if the annual interest requirements are met. As of December 31, 2012, we are in compliance with all restrictive covenants of the EDE Mortgage.

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

        The EDG Indenture of Mortgage and Deed of Trust, dated as of June 1, 2006, as amended and supplemented (the EDG Mortgage) contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of December 31, 2012, this test would allow us to issue approximately $12.8 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

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

        The primary drivers of our electric operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth and usage and (4) general economic conditions. Of the factors driving revenues, weather has the greatest short-term effect on the demand for electricity for our regulated business. Mild weather reduces demand and, as a result, our electric operating revenues. In addition, changes in customer demand due to downturns in the economy or energy efficiency could reduce our revenues.

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

        We depend upon regular deliveries of coal as fuel for our Asbury, Iatan and Plum Point plants. Substantially all of this coal comes from mines in the Powder River Basin of Wyoming and is delivered to the plants by train. Production problems in these mines, railroad transportation or congestion problems, or unavailability of trains could affect delivery cycle times required to maintain plant inventory levels, causing us to implement coal conservation and supply replacement measures to retain adequate reserve inventories at our facilities. These measures could include some or all of the following: reducing the output of our coal plants, increasing the utilization of our gas-fired generation facilities, purchasing power from other suppliers, adding additional leased trains to our supply system and purchasing locally mined coal which can be delivered without using the railroads. Such measures could result in increased fuel and purchased power expenditures.

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

        We are also subject to prudency and similar reviews by regulators of costs we incur, including capital expenditures, fuel and purchased power costs and other operating costs;

        We are unable to predict the impact on our operating results from the regulatory activities of any of these agencies, including any regulatory disallowances that could result from prudency reviews. Despite our requests, these regulatory commissions have sole discretion to leave rates unchanged, grant increases or order decreases in the base rates we charge our utility customers. They have similar authority with respect to our recovery of increases in our fuel and purchased power costs. If our costs increase and we are unable to recover increased costs through base rates or fuel adjustment clauses, or if we are unable to fully recover our investments in new facilities, our results of operations could be materially adversely affected. Changes in regulations or the imposition of additional regulations could also have a material adverse effect on our results of operations.

 Operations risks may adversely affect our business and financial results.

        The operation of our electric generation, and electric and gas transmission and distribution systems involves many risks, including breakdown or failure of expensive and sophisticated equipment, processes and personnel performance; workplace and public safety; operating limitations that may be imposed by workforce issues, equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; unauthorized physical access to our facilities; and catastrophic events such as fires, explosions, severe weather, acts of terrorism or other similar occurrences. In addition, our power generation and delivery systems, information technology systems and network infrastructure may be vulnerable to internal or external cyber attack, unauthorized physical or virtual access, computer viruses or other attempts to harm our systems or misuse our confidential information.

        We have implemented training and preventive maintenance programs and have security systems and related protective infrastructure in place, but there is no assurance that these programs will prevent or minimize future breakdowns, outages or failures of our generation facilities or related business processes. In those cases, we would need to either produce replacement power from our other facilities or purchase power from other suppliers at potentially volatile and higher cost in order to meet our sales obligations, or implement emergency back-up business system processing procedures.

        The SPP RTO is mandated by the FERC to ensure a reliable power supply, an adequate transmission infrastructure and competitive wholesale electricity prices. The SPP RTO functions as reliability coordination, tariff administration and regional scheduler for its member utilities, including us. Essentially, the SPP RTO independently operates our transmission system as it interfaces and coordinates with the regional power grid. SPP RTO activities directly impact our control of owned generating assets and the development and cost of transmission infrastructure projects within the SPP RTO region. Information concerning recent and pending SPP RTO and other FERC activities can be found under Note 3 of "Notes to Consolidated Financial Statements" under Item 8.

        These and other operating events and conditions may reduce our revenues, increase costs, or both, and may materially affect our results of operations, financial position and cash flows.

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

        We are subject to extensive federal, state and local regulation with regard to air and other environmental matters. Failure to comply with these laws and regulations could have a material adverse effect on our results of operations and financial position. In addition, new environmental laws and regulations, and new interpretations of existing environmental laws and regulations, have been adopted and may in the future be adopted which may substantially increase our future environmental expenditures for both new facilities and our existing facilities. Compliance with current and potential future air emission standards (such as those limiting emission levels of sulfur dioxide (SO2), emissions of mercury, other hazardous pollutants (HAPS), nitrogen oxide (NOx), and carbon dioxide (CO2)) has required, and may in the future require, significant environmental expenditures. Although we have historically recovered such costs through our rates, there can be no assurance that we will recover all, or any part of, such increased costs in future rate cases. The incurrence of additional material environmental costs which are not recovered in our rates may result in a material adverse effect on our business, financial condition and results of operations.

The cost and schedule of construction projects may materially change.

        Our capital expenditure budget for the next three years is estimated to be $507.0 million. This includes expenditures for environmental upgrades to our existing facilities and additions to our transmission and distribution systems. There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability, productivity or increased cost of qualified craft labor, start-up activities may take longer than planned, the scope and timing of projects may change, and other events beyond our control may occur that may materially affect the schedule, budget, cost and performance of projects. To the extent the completion of projects is delayed, we expect that the timing of receipt of increases in base rates reflecting our investment in such projects will be correspondingly delayed. Costs associated with these projects will also be subject to prudency review by regulators as part of future rate case filings and all costs may not be allowed recovery.

 Financial market disruptions may increase financing costs, limit access to the credit markets or cause reductions in investment values in our pension plan assets.

        We estimate our capital expenditures to be $163.4 million in 2013. Although we believe it is unlikely we will have difficulty accessing the markets for the capital needed to complete these projects (if such a need arises), financing costs could fluctuate. Our pension plan and Other Postretirement Benefits (OPEB) costs increased, resulting in an $8.2 million increase in our 2011 net pension and OPEB liability. During 2012, our net pension and OPEB liability increased $15.9 million. We expect to fund approximately $20.1 million in 2013 for pension and OPEB liabilities. Future market changes could result in increased pension and OPEB liabilities and funding obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Electric Segment Facilities

        At December 31, 2012, we owned generating facilities with an aggregate generating capacity of 1,391 megawatts.

        Our principal electric baseload generating plant is the Asbury Plant with 203 megawatts of generating capacity. The plant, located near Asbury, Missouri, is a coal-fired generating station with two steam turbine generating units. The plant presently accounts for approximately 14% of our owned generating capacity and in 2012 accounted for approximately 26.5% of the energy generated by us. Routine plant maintenance, during which the entire plant is taken out of service, is scheduled annually, normally for approximately three to four weeks in the spring. Approximately every fifth year, the maintenance outage is scheduled to be extended to approximately six weeks to permit inspection of the Unit No. 1 turbine. The next such outage is scheduled to take place in the fall of 2014. When the Asbury Plant is out of service, we typically experience increased purchased power and fuel expenditures associated with replacement energy, which is now likely to be recovered through our fuel adjustment clauses. The Unit No. 2 turbine is inspected approximately every 35,000 hours of operations and was last inspected in 2001. As of December 31, 2012, Unit No. 2 has operated approximately 3,393 hours since its last turbine inspection in 2001. As part of our environmental Compliance Plan, discussed in Note 11 of "Notes to Consolidated Financial Statements" under Item 8, we have begun the installation of a scrubber, fabric filter and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed by early 2015 and will require the retirement of Asbury Unit 2.

        Our generating plant located at Riverton, Kansas, has four gas-fired combustion turbine units (Units 9, 10, 11 and 12) and two gas-fired steam generating units (Units 7 and 8) with an aggregate generating capacity of 279 megawatts. In September 2012, Units 7 and 8 were transitioned from operation on coal to full operation on natural gas. Unit 12 began commercial operation on April 10, 2007 and is scheduled to be converted from a simple cycle combustion turbine to a combined cycle unit, with scheduled completion in 2016.

        We own a 12% undivided interest in the coal-fired Unit No. 1 and Unit No. 2 at the Iatan Generating Station located near Weston, Missouri, 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. Unit No. 2 entered commercial operation on December 31, 2010. We are entitled to 12% of the units' available capacity, currently 85 megawatts for Unit No. 1 and 105 megawatts for Unit No. 2, and are obligated to pay for that percentage of the operating costs of the units. KCP&L operates the units for the joint owners.

        We own a 7.52% undivided interest in the coal-fired Plum Point Energy Station located near Osceola, Arkansas. We are entitled to 50 megawatts, or 7.52% of the unit's available capacity. The Plum Point Energy Station entered commercial operation on September 1, 2010.

        Our State Line Power Plant, which is located west of Joplin, Missouri, consists of Unit No. 1, a combustion turbine unit with generating capacity of 94 megawatts and a Combined Cycle Unit with generating capacity of 495 megawatts of which we are entitled to 60%, or 297 megawatts. The Combined Cycle Unit consists of the combination of two combustion turbines, two heat recovery steam generators, a steam turbine and auxiliary equipment. The Combined Cycle Unit is jointly owned with Westar Generating Inc., a subsidiary of Westar Energy, Inc., which owns the remaining 40% of the unit. Westar reimburses us for a percentage of the operating costs per our joint ownership agreement. We are the operator of the Combined Cycle Unit. All units at our State Line Power Plant burn natural gas as a primary fuel with Unit No. 1 having the additional capability of burning oil.

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

        At December 31, 2012, our transmission system consisted of approximately 22 miles of 345 kV lines, 441 miles of 161 kV lines, 745 miles of 69 kV lines and 81 miles of 34.5 kV lines. Our distribution system consisted of approximately 6,862 miles of line at December 31, 2012 as compared to 6,842 miles of line at December 31, 2011.

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

        We also own and operate water pumping facilities and distribution systems consisting of a total of approximately 89 miles of water mains in three communities in Missouri.

Gas Segment Facilities

        At December 31, 2012, our principal gas utility properties consisted of approximately 87 miles of transmission mains and approximately 1,148 miles of distribution mains.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is listed on the New York Stock Exchange (ticker symbol: EDE). On February 1, 2013, there were 4,548 record holders and 29,051 individual participants in security position listings. The following table presents the high and low sales prices (and quarter end closing sales prices) for our common stock as reported by the New York Stock Exchange for composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter during 2012 and 2011.

	High	Low	Close	Dividends Paid Per Share
2012 Quarter Ended:
March 31	$21.34	$19.55	$20.35	$0.25
June 30	21.24	19.51	21.10	0.25
September 30	21.94	21.02	21.55	0.25
December 31	22.04	19.59	20.38	0.25
2011 Quarter Ended:
March 31	$22.40	$20.70	$21.79	$0.32
June 30	23.26	18.01	19.26	0.32
September 30	21.12	18.10	19.38	0.00
December 31	21.40	18.41	21.09	0.00

        Holders of our common stock are entitled to dividends, if, as, and when declared by the Board of Directors, out of funds legally available therefore subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings, which is essentially our accumulated net income less dividend payouts. In response to the expected loss of revenues resulting from the May 22, 2011 tornado, our level of retained earnings and other relevant factors, our Board of Directors suspended our quarterly dividend for the third and fourth quarters of 2011. On February 2, 2012, the Board of Directors re-established the dividend and declared a quarterly dividend of $0.25 per share on common stock payable on March 15, 2012 to holders of record as of March 1, 2012. As of December 31, 2012, our retained earnings balance was $47.1 million, compared to $33.7 million at December 31, 2011. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation — Dividends" for information on limitations on our ability to pay dividends on our common stock.

        During 2012, no purchases of our common stock were made by or on behalf of us.

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

        The following graph and table indicates the value at the end of the specified years of a $100 investment made on December 31, 2007, in our common stock and similar investments made in the securities of the companies in the Standard & Poor's 500 Composite Index (S&P 500 Index) and the Standard & Poor's Electric Utilities Index (S&P Electric Utility). The graph and table assume that dividends were reinvested when received.

Total Return Performance

Total Return Analysis	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
The Empire District Electric Company	$100.00	$82.37	$94.70	$119.87	$117.55	$119.27
S&P Electric Utilities Index	$100.00	$74.16	$76.66	$79.30	$95.92	$95.39
S&P 500 Index	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59

ITEM 6.    SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	2012	2011	2010	2009	2008
Operating revenues	$557,097	$576,870	$541,276	$497,168	$518,163
Operating income	$96,221	$96,934	$80,495	$74,495	$71,012
Total allowance for funds used during construction	$1,928	$512	$10,174	$14,133	$12,518
Income from continuing operations	$55,681	$54,971	$47,396	$41,296	$39,722
Net income	$55,681	$54,971	$47,396	$41,296	$39,722

Weighted average number of common shares outstanding — basic	42,257	41,852	40,545	34,924	33,821
Weighted average number of common shares outstanding — diluted	42,284	41,887	40,580	34,956	33,860
Earnings from continuing operations per weighted average share of common stock — basic and diluted	$1.32	$1.31	$1.17	$1.18	$1.17
Total earnings per weighted average share of common stock — basic and diluted	$1.32	$1.31	$1.17	$1.18	$1.17
Cash dividends per share	$1.00	$0.64	$1.28	$1.28	$1.28

Common dividends paid as a percentage of net income	75.9%	48.6%	109.7%	108.5%	109.0%
Allowance for funds used during construction as a percentage of net income	3.5%	0.9%	21.5%	34.2%	31.5%

Book value per common share (actual) outstanding at end of year	$16.90	$16.53	$15.82	$15.75	$15.56

Capitalization:
Common equity	$717,798	$693,989	$657,624	$600,150	$528,872
Long-term debt	$691,626	$692,259	$693,072	$640,156	$611,567
Ratio of earnings to fixed charges	2.89X	2.87X	2.63X	2.15X	2.19x
Total assets	$2,126,369	$2,021,835	$1,921,311	$1,839,846	$1,713,846
Plant in service at original cost	$2,284,022	$2,176,650	$2,108,115	$1,718,584	$1,586,152
Capital expenditures (including AFUDC)	$146,287	$101,177	$108,157	$148,804	$206,405

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Electric Segment

        As a traditional, vertically integrated regulated utility, the primary drivers of our electric operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth and usage and (4) general economic conditions. The utility commissions in the states in which we operate, as well as the Federal Energy Regulatory Commission (FERC), set the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily fuel and purchased power) and/or rate relief. We assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary. The effects of timing of rate relief are discussed in detail in Note 3 of "Notes to the Consolidated Financial Statements" under Item 8. Of the factors driving revenues, weather has the greatest short-term effect on the demand for electricity for our regulated business. Very hot summers and very cold winters increase electric demand, while mild weather reduces demand. Residential and commercial sales are impacted more by weather than industrial sales, which are mostly affected by business needs for electricity and by general economic conditions.

        Customer growth, which is the growth in the number of customers, contributes to the demand for electricity. Our annual customer growth is calculated by comparing the number of customers at the end of a year to the number of customers at the end of the prior year. Due to the devastating EF-5 tornado that hit the Joplin, Missouri area on May 22, 2011, damaging or destroying thousands of homes and businesses (discussed below), our system-wide customer count was down by approximately 400 customers as of December 31, 2012 as compared to the customer count levels prior to the May 2011 tornado. We expect an average annual customer growth range of approximately 0.7% to 1.2% over the next several years. We expect the corresponding weather normalized sales growth to be approximately 1.5% in the near term as the Joplin area rebuilding activity continues. We then expect sales growth to flatten to a range of 0.4% to 0.9% over the next several years. We define electric sales growth to be growth in kWh sales period over period excluding the impact of weather. The primary drivers of electric sales growth are customer growth, customer usage and general economic conditions.

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

Gas Segment

        The primary drivers of our gas operating revenues in any period are: (1) rates we can charge our customers, (2) weather, (3) customer growth and usage, (4) the cost of natural gas and interstate pipeline transportation charges and (5) general economic conditions. The MPSC sets the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily commodity natural gas) and/or rate relief. We assess the need for rate relief and file for such relief when necessary. A Purchased Gas Adjustment (PGA) clause is included in our gas rates, which allows us to recover our actual cost of natural gas from customers through rate changes, which are made periodically (up to four times) throughout the year in response to weather conditions, natural gas costs and supply demands. Weather affects the demand for natural gas. Very cold winters increase demand for gas, while mild weather reduces demand. Due to the seasonal nature of the gas business, revenues and earnings are typically concentrated in the November through March period, which generally corresponds with the heating season. Customer growth, which is the growth in the number of customers, contributes to the demand for gas. Our annual customer growth is calculated by comparing the number of customers at the end of a year to the number of customers at the end of the prior year. Our gas segment customer contraction for the year ended December 31, 2012 was 0.2%, which we believe was due to depressed economic conditions. We expect gas customer growth to be flat during the next several years. We define gas sales growth to be growth in mcf sales excluding the impact of weather. The primary drivers of gas sales growth are customer growth and general economic conditions.

        The primary driver of our gas operating expense in any period is the price of natural gas. However, because gas purchase costs for our gas utility operations are normally recovered from our customers, any change in gas prices does not have a corresponding impact on income unless such costs are deemed imprudent or cause customers to reduce usage.

Earnings

        For the year ended December 31, 2012, basic and diluted earnings per weighted average share of common stock were $1.32 on $55.7 million of net income compared to $1.31 on $54.9 million of net income for the year ended December 31, 2011. Increased electric gross margins (defined as electric revenues less fuel and purchased power costs) positively impacted net income for the twelve months ended December 31, 2012 as compared to the same period in 2011, reflecting a decrease in revenues of approximately $13.6 million and a decrease in electric fuel and purchased power expenses of approximately $21.4 million compared to 2011. Decreased depreciation, reflecting a decrease in regulatory amortization expense due to the termination of construction accounting as of June 15, 2011 also positively impacted net income for the twelve months ended December 31, 2012. Other operating and maintenance expenses increased during 2012, negatively impacting net income.

        The table below sets forth a reconciliation of basic and diluted earnings per share between 2011 and 2012, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

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

Earnings Per Share — 2011	$1.31
Revenues
Electric segment	$(0.20)
Gas segment	(0.10)
Other segment	0.01

Total Revenue	(0.29)
Electric fuel and purchased power	0.31
Cost of natural gas sold and transported	0.06

Margin	0.08
Operating — electric segment	(0.13)
Operating — gas segment	0.00
Operating — other segment	(0.01)
Maintenance and repairs	0.01
Depreciation and amortization	0.05
Other taxes	(0.01)
Interest charges	0.00
AFUDC	0.02
Change in effective income tax rates	0.01
Dilutive effect of additional shares issued	(0.01)
Other income and deductions	0.00

Earnings Per Share — 2012	$1.32

Fourth Quarter Results

        Earnings for the fourth quarter of 2012 were $9.6 million, or $0.23 per share, as compared to $8.7 million, or $0.21 per share, in the fourth quarter of 2011. Electric segment gross margins grew slightly during the quarter ending December 31, 2012 compared to the 2011 quarter, reflecting decreased revenues of approximately $3.9 million and a decrease in fuel and purchased power costs of approximately $4.4 million. The impact of milder weather experienced during the fourth quarter of 2012 was offset by improving electric customer counts. Depreciation and amortization expense increased approximately $0.8 million and other regulated operating expenses increased $0.8 million in the fourth quarter of 2012, primarily related to increased employee health care expense. These increases were offset by a $1.8 million decrease in maintenance and repairs expense.

2012 Activities

Financings

        During the year we took advantage of lower interest rates.

        On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due 2033 and $120.0 million of 4.32% First Mortgage Bonds due 2043. The delayed settlement is anticipated to occur on or about May 30, 2013, subject to customary closing conditions. We expect to use the proceeds from the sale of the bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013 with the remaining proceeds to be used for general corporate purposes. The bonds will be issued under the EDE Mortgage.

        On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013 and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012. To replace this financing, on April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88.0 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38.0 million occurred on April 2, 2012 and the second settlement of $50.0 million occurred on June 1, 2012. All bonds of this new series will mature on April 2, 2027.

        For additional information, see Note 7 of "Notes to Consolidated Financial Statements" under Item 8.

Compliance Plan

        Our environmental Compliance Plan, discussed in Note 11 of "Notes to Consolidated Financial Statements" under Item 8, continues on schedule. Construction is proceeding on the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. Initial construction costs through December 31, 2012 were $29.0 million for 2012 and $30.3 million for the project to date, excluding AFUDC. This project is expected to be completed in early 2015 at a cost ranging from $112.0 million to $130.0 million, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, an 18 megawatt steam turbine that is currently used for peaking purposes.

        In September 2012, as part of the Compliance Plan, we completed the transition of our Riverton Units 7 and 8 from operation on coal to full operation on natural gas. These units, along with Riverton Unit 9, will be retired upon conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit, with scheduled completion in 2016.

Regulatory Matters

        On July 6, 2012, we filed a rate increase with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in base rate revenues of approximately $30.7 million, or 7.56%. On February 15, 2013, the MPSC issued an order to delay the procedural schedule, indicating we reached an agreement in principle with the parties to our case. The order also indicated a joint stipulation is anticipated to be filed with the MPSC as early as February 22, 2013, and is still subject to final approval by the MPSC. Details of the stipulation are confidential until it is filed with the MPSC. We do not anticipate the outcome to have a materially negative impact on our financial statements.

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

        For additional information on all these cases, see Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for information regarding regulatory matters.

Tornado Recovery and Activity

        As of December 31, 2012, our system-wide customer count was down by approximately 400 as compared to the customer count levels prior to the May 2011 tornado. Joplin, Missouri continues to recover from the May 2011 tornado. During 2012, the city of Joplin approved an $800 million Master Development Plan, which includes several municipal and commercial projects, as well as 1,400 new homes in and around the area impacted by the May 2011 EF-5 tornado. These projects are expected to be funded through grants, tax credits, tax revenue (including such revenues from a city-approved Tax Increment Financing district encompassing over 3,000 acres within the city), and other private lending. Projects are expected to be completed by 2019. All our transmission lines and structures damaged in the storm have been repaired and the distribution system has been rebuilt to all customers able to receive power. We continue to extend services to customers as they rebuild. Our substation destroyed in the tornado has been rebuilt and is again providing service to our customers. We anticipate insurance proceeds of approximately $6.5 million will cover most of the cost of the substation rebuild. Total storm restoration costs were approximately $27.3 million as of December 31, 2012. The majority of these costs have been capitalized. We expect the loss of electric load and corresponding revenues to abate as customers rebuild.

RESULTS OF OPERATIONS

        The following discussion analyzes significant changes in the results of operations for the years 2012, 2011 and 2010.

        The following table represents our results of operations by operating segment for the applicable years ended December 31 (in millions):

	2012	2011	2010
Electric	$52.6	$50.6	$43.2
Gas	1.3	2.7	2.6
Other	1.8	1.6	1.6

Net income	$55.7	$54.9	$47.4

Electric Segment

Overview

        Our electric segment income for 2012 was $52.6 million as compared to $50.6 million for 2011.

        Electric operating revenues comprised approximately 91.3% of our total operating revenues during 2012. Electric operating revenues for 2012, 2011, and 2010 were comprised of the following:

	2012	2011	2010
Residential	42.2%	42.4%	42.4%
Commercial	31.2	30.1	30.3
Industrial	15.5	15.1	14.4
Wholesale on-system	3.6	3.7	4.0
Wholesale off-system	3.1	4.5	4.7
Miscellaneous sources*	2.7	2.6	2.6
Other electric revenues	1.7	1.6	1.6

*
Primarily other public authorities

Gross Margin

        As shown in the table below, electric segment gross margin, defined as electric revenues less fuel and purchased power costs, increased approximately $7.8 million during 2012 as compared to 2011, reflecting a decrease in revenues of approximately $13.6 million and a decrease in electric fuel and purchased power expenses of approximately $21.4 million compared to 2011. Decreased sales demand, resulting from mild winter weather in the first quarter of 2012 and less favorable weather in the third quarter of 2012 as compared to the same period last year, negatively impacted revenues and margins. This negative impact was partially offset by a full year of electric customer rate increases for our Missouri customers and improving electric customer counts as customers continued to return to the system following the May 2011 tornado. A change in our unbilled revenue estimate in the third quarter of 2012 also positively impacted gross margin. Decreases in non-volume fuel expenses also increased margin by approximately $4.3 million over last year.

        The electric gross margin increased approximately $38.6 million during 2011 as compared to 2010 mainly due to the September 2010 Missouri rate increase, the July 2010 Kansas rate increase, the September 2010 and March 2011 Oklahoma rate increases and the April 2011 Arkansas rate increase.

        The table below represents our electric gross margins for the years ended December 31 (in millions).

	2012	2011	2010
Electric segment revenues	$510.7	$524.3	$484.7
Fuel and purchased power	178.9	200.3	199.3

Electric segment gross margins	$331.8	$324.0	$285.4

Margin as % of total electric segment revenues	65.0%	61.8%	58.9%

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

Sales and Revenues

        The amounts and percentage changes from the prior periods in kilowatt-hour ("kWh") sales by major customer class for on-system and off-system sales were as follows:

	kWh Sales (in millions)
Customer Class	2012	2011	% Change(1)	2011	2010	% Change(1)
Residential	1,850.8	1,982.7	(6.7)%	1,982.7	2,060.4	(3.8)%
Commercial	1,558.3	1,576.3	(1.1)	1,576.3	1,644.9	(4.2)
Industrial	1,028.4	1,022.8	0.6	1,022.8	1,007.0	1.6
Wholesale on-system	353.1	364.9	(3.2)	364.9	355.8	2.5
Other(2)	124.2	128.7	(3.5)	128.7	126.5	1.8

Total on-system sales	4,914.8	5,075.4	(3.2)	5,075.4	5,194.6	(2.3)
Off-system	704.0	740.0	(4.9)	740.0	798.1	(7.3)

Total KWh Sales	5,618.8	5,815.4	(3.4)	5,815.4	5,992.7	(3.0)

(1)
Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2)
Other kWh sales include street lighting, other public authorities and interdepartmental usage.

        KWh sales for our on-system customers decreased approximately 3.2% during 2012 as compared to 2011 primarily due to decreased demand due to milder temperatures in 2012 as compared to 2011 and a trend toward more efficient utilization of electric power by our customers. Residential and commercial kWh sales decreased primarily due to these weather impacts and efficient utilization of electric power. Industrial sales increased slightly during 2012 as compared to 2011. On-system wholesale kWh sales decreased during 2012 as compared to 2011 reflecting the milder weather in 2012. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for 2012 were 2.8% less than 2011 although they were 29.3% more than the 30-year average, mainly due to unseasonably hot weather in June and July of 2012. Total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) for 2012 were 20.3% less than 2011 and 20.6% less than the 30-year average.

        KWh sales for our on-system customers decreased approximately 2.3% during 2011 as compared to 2010 primarily due to the loss of customers due to damaged or destroyed structures resulting from the May 22, 2011 tornado, although some of the effect was offset by temporary housing units. Residential and commercial kWh sales decreased in 2011 primarily due to the loss of residences and businesses in the May 22, 2011 tornado. Industrial kWh sales increased 1.6% in 2011 as compared to 2010 when there was a slowdown created by economic uncertainty. On-system wholesale kWh sales increased during 2011 as compared to 2010 reflecting the warmer weather in the third quarter of 2011.

        The amounts and percentage changes from the prior period's electric segment operating revenues by major customer class for on-system and off-system sales were as follows:

	Electric Segment Operating Revenues ($ in millions)
Customer Class	2012	2011	% Change(1)	2011	2010	% Change(1)
Residential	$214.5	$221.7	(3.2)%	$221.7	$204.9	8.2%
Commercial	158.8	157.4	0.9	157.4	146.3	7.6
Industrial	78.8	78.9	(0.2)	78.9	69.7	13.3
Wholesale on-system	18.6	19.1	(3.1)	19.1	19.2	(0.6)
Other(2)	14.0	13.9	0.7	13.9	12.3	12.7

Total on-system revenues	484.7	491.0	(1.3)	491.0	452.4	8.5
Off-system	15.7	23.3	(32.6)	23.3	22.9	1.7

Total revenues from KWh sales	500.4	514.3	(2.7)	514.3	475.3	8.2
Miscellaneous revenues(3)	8.5	8.2	4.0	8.2	7.6	8.2

Total electric operating revenues	$508.9	$522.5	(2.6)	$522.5	$482.9	8.2
Water revenues	1.8	1.8	1.2	1.8	1.8	(1.9)

Total Electric Segment Operating Revenues	$510.7	$524.3	(2.6)	$524.3	$484.7	8.2

(1)
Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2)
Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3)
Miscellaneous revenues include transmission service revenues, late payment fees, renewable energy credit sales, rent, etc.

        Revenues for our on-system customers decreased approximately $6.4 million (1.3%) during 2012 as compared to 2011. Weather and other related factors decreased revenues an estimated $25.6 million in 2012 as compared to 2011, primarily due to mild weather in the first quarter of 2012 and less favorable weather in the third quarter of 2012 as compared to the same period last year. Rate changes, primarily the June 2011 Missouri rate increase, the March 2011 Oklahoma rate increase, the January 2012 Kansas rate increase and the April 2011 Arkansas rate increase, contributed an estimated $12.0 million to revenues. Improved customer counts increased revenues an estimated $4.2 million. Additionally, a change in our estimate of unbilled revenues during the third quarter of 2012 contributed $3.0 million to revenues.

        Residential revenues decreased during 2012 due to the milder weather and efficient utilization of electric power. Commercial revenues increased primarily due to the Missouri, Kansas, Oklahoma and Arkansas rate increases. Industrial revenues decreased slightly.

        Revenues for our on-system customers increased approximately $38.6 million (8.5%) during 2011 as compared to 2010. Rate changes, primarily the September 2010 Missouri rate increase, the July 2010 Kansas rate increase, the September 2010 and March 2011 Oklahoma rate increases and the April 2011 Arkansas rate increase, contributed an estimated $49.2 million to revenues. We estimate the impact of the tornado, after adjusting for weather, was an approximate 2% reduction in kilowatt hour sales for 2011. This reduction is reflected in a $7.7 million reduction in revenues, which includes customer growth in the first quarter of 2011, offset by negative sales growth (contraction) for the second, third and fourth quarters of 2011, resulting from the loss of customers due to the loss of residences and businesses. Weather and other related factors decreased revenues an estimated $2.9 million in 2011 as compared to 2010, primarily due to mild weather in the first and fourth quarters of 2011.

        Residential, commercial and industrial revenues increased during 2011 primarily due to the rate increases discussed above. On-system wholesale kWh revenues decreased 0.6% primarily due to the portion of FERC revenues that were subject to refund while we were waiting on approval of the Settlement Agreement and Offer of Settlement filed with the FERC on May 24, 2011. We refunded approximately $1.3 million of these revenues, including interest, in November 2011 as a result of this settlement.

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

        Off-system sales and revenues decreased during 2012 as compared to 2011 primarily due to the milder weather in 2012 as compared to 2011, as well as lower gas and purchased power prices.

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

Operating Revenue Deductions — Fuel and Purchased Power

        The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for 2012, 2011 and 2010. As shown below, fuel and purchased power costs decreased in 2012 as compared to 2011 mainly due to lower volumes, the Southwest Power Administration (SWPA) amortization and changes in derivative expenses not recovered in fuel adjustments. During 2011, total fuel and purchased power expenses increased approximately $1.0 million (0.5%) as compared to 2010.

(in millions)	2012	2011	2010
Actual fuel and purchased power expenditures	$173.6	$196.5	$200.0
Missouri fuel adjustment recovery(1)	3.4	7.3	3.1
Missouri fuel adjustment deferral(2)	5.3	(2.7)	(4.5)
Kansas and Oklahoma regulatory adjustments(2)	1.0	(0.6)	(0.1)
SWPA amortization(3)	(2.8)	(1.5)	—
Unrealized (gain)/loss on derivatives	(1.6)	1.3	0.8

Total fuel and purchased power expense per income statement	$178.9	$200.3	$199.3

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

(3)
Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Operating Revenue Deductions — Other Than Fuel and Purchased Power

        The table below shows regulated operating expense changes during 2012 as compared to 2011 and during 2011 as compared to 2010.

(in millions)	2012 vs. 2011	2011 vs. 2010
Employee pension expense	$1.4	$3.1
Steam power other operating expense(1)	2.0	1.7
Transmission and distribution expense	1.7	2.4
Regulatory commission expense	(0.5)	0.7
Employee health care expense	2.4	0.5
Injuries and damages expense	(0.7)	0.5
Property insurance	0.6	0.3
Other power supply expense	0.1	0.2
Uncollectible accounts	(0.4)	0.2
General labor expense	0.4	(1.6)
Professional services(2)	2.1	(1.2)
Banking fees	(0.6)	—
Other miscellaneous accounts (netted)	0.3	0.6

TOTAL	$8.8	$7.4

(1)
Reflects recognition of expenses of new plants (Iatan and Plum Point) after deferral ended June 15, 2011, the effective date of rates for our 2010 Missouri rate case.

(2)
$0.9 million reflects the transfer of expenses from Professional Services in July 2011 to regulatory and capital assets per our 2010 Missouri rate case.

        The table below shows maintenance and repairs expense changes during 2012 as compared to 2011 and during 2011 as compared to 2010.

(in millions)	2012 vs. 2011	2011 vs. 2010
Distribution maintenance expense	$(1.1)	$2.0
Transmission maintenance expense	(0.3)	(0.1)
Maintenance and repairs expense at the Asbury plant	0.9	(0.1)
Maintenance and repairs expense to SLCC(1)	0.6	1.8
Maintenance and repairs expense at the Iatan plant(2)	(0.8)	1.5
Maintenance and repairs expense at the Plum Point plant	(0.1)	0.7
Maintenance and repairs expense at the Riverton plant — coal units	(0.1)	(1.2)
Maintenance and repairs expense at the Riverton plant — gas units	0.5	(0.3)
Iatan deferred maintenance expense	(0.1)	(0.3)
Other miscellaneous accounts (netted)	(0.1)	0.3

TOTAL	$(0.6)	$4.3

(1)
2011 vs. 2010 change mainly due to a transformer failure in December 2011.

(2)
2012 vs. 2011 change mainly due to an outage in 2011.

        Depreciation and amortization expense decreased approximately $2.9 million (5.0%) during 2012 as compared to 2011. This reflects a decrease in regulatory amortization expense of $6.6 million during 2012 due to the termination of construction accounting as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case, offset by increased plant in service.

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

        Other taxes increased approximately $0.9 million in 2012 and $3.0 million in 2011 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

        The following table details our natural gas sales for the years ended December 31:

	Total Gas Delivered to Customers
(bcf sales)	2012	2011	% Change	2011	2010	% Change
Residential	2.01	2.56	(21.4)%	2.56	2.68	(4.3)%
Commercial	1.05	1.27	(17.2)	1.27	1.26	0.3
Industrial(1)	0.06	0.10	(42.9)	0.10	0.11	(5.9)
Other(2)	0.02	0.03	(29.5)	0.03	0.03	(0.9)

Total retail sales	3.14	3.96	(20.7)	3.96	4.08	(2.9)
Transportation sales(1)	4.25	4.53	(6.2)	4.53	4.83	(6.2)

Total gas operating sales	7.39	8.49	(13.0)	8.49	8.91	(4.7)

(1)
2012 percentage change reflects the transfer of customers from industrial sales to transportation during the first quarter of 2012. 2011 percentage change reflects three industrial customers switching to transportation during 2011.

(2)
Other includes other public authorities and interdepartmental usage.

        Gas retail sales decreased 20.7% during 2012 as compared to 2011 reflecting mild weather in 2012 and customer contraction of 0.2%. We expect gas customer growth to be flat during the next several years. Heating degree days were 22.9% lower in 2012 than 2011 and 23.2% lower than the 30-year average. Residential and commercial sales decreased during 2012 due to the mild weather and customer contraction. Industrial sales decreased 42.9% during 2012 reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012.

        Gas retail sales decreased 2.9% during 2011 as compared to 2010 reflecting both customer contraction of 0.9% and customers switching from sales service retail to transportation. Commercial sales increased slightly during 2011. Industrial sales decreased 5.9% during 2011 due to customer contraction and the transfer of the customers between classes mentioned above.

        The following table details our natural gas revenues for the years ended December 31:

	Operating Revenues and Cost of Gas Sold
($ in millions)	2012	2011	% Change	2011	2010	% Change
Residential	$24.7	$29.0	(14.7)%	$29.0	$32.3	(10.1)%
Commercial	10.8	12.5	(13.7)	12.5	13.3	(6.2)
Industrial(1)	0.5	0.7	(31.9)	0.7	0.8	(16.0)
Other(2)	0.3	0.3	(23.9)	0.3	0.4	(5.5)

Total retail revenues	$36.3	$42.5	(14.7)	$42.5	$46.8	(9.0)
Other revenues	0.3	0.4	(13.4)	0.4	0.4	7.3
Transportation revenues(1)	3.2	3.5	(7.5)	3.5	3.7	(7.0)

Total gas operating revenues	$39.8	$46.4	(14.2)	$46.4	$50.9	(8.8)
Cost of gas sold	18.6	22.8	(18.1)	22.8	26.6	(14.5)

Gas operating revenues over cost of gas in rates	$21.2	$23.6	(10.4)	$23.6	$24.3	(2.5)

(1)
2012 percentage change reflects the transfer of customers from industrial sales to transportation during the first quarter of 2012. 2011 percentage change reflects three industrial customers switching to transportation during 2011.

(2)
Other includes other public authorities and interdepartmental usage.

        During 2012, gas segment revenues were approximately $39.8 million as compared to $46.4 million in 2011, a decrease of 14.2%, mainly due to decreased sales resulting from mild weather during 2012. PGA revenue (which represents the cost of gas recovered from our customers) was approximately $18.6 million as compared to $22.8 million in 2011, a decrease of approximately $4.1 million (18.1%), representing a decrease in the cost of gas. Our margin (defined as gas operating revenues less cost of gas in rates) was $2.4 million less in 2012 as compared to 2011.

        During 2011, gas segment revenues were approximately $46.4 million as compared to $50.9 million in 2010, a decrease of 8.8%. This decrease was largely driven by a decrease in the PGA that went into effect November 2, 2010. During 2011, our PGA revenue was approximately $22.8 million as compared to $26.6 million in 2010, a decrease of approximately $3.8 million (14.5%), representing a decrease in the cost of gas. Our margin was $0.7 million less in 2011 as compared to 2010.

        Our PGA clause allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of December 31, 2012, we had unrecovered purchased gas costs of $1.7 million recorded as a current regulatory asset and $0.2 million recorded as a non-current regulatory liability as compared to unrecovered purchased gas costs of $0.2 million recorded as a current regulatory asset and $1.3 million recorded as a non-current regulatory asset as of December 31, 2011

Operating Revenue Deductions

        Total other operating expenses were $8.4 million during 2012 as compared to $8.3 million in 2011, primarily due to a $0.1 million increase in transmission operation expense.

        Depreciation and amortization expense increased approximately $0.1 million (3.0%) during 2012.

        Our gas segment had net income of $1.3 million in 2012 as compared to $2.7 million in 2011.

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

Consolidated Company

Income Taxes

        The following table shows our consolidated provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable years ended December 31:

	2012	2011	2010
Consolidated provision for income taxes	$34.2	$34.3	$30.5
Consolidated effective federal and state income tax rates	38.0%	38.4%	39.2%

        The effective tax rate for 2010 is higher than 2012 and 2011 primarily due to an adjustment made in 2010 as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010. This legislation included a provision that removed the non-taxable status, for income tax purposes, of Medicare D subsidies received. Although the elimination of this tax benefit did not take effect until 2013, this change required us to recognize the full accounting impact in our financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, we recorded a one-time non-cash charge of approximately $2.1 million to income taxes to reflect the impact of this change, which increased our effective tax rate in 2010.

        As part of an agreement reached in our 2009 Missouri electric rate case, effective September 10, 2010, we agreed to commence an eighteen year amortization of a regulatory asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981-2008 and totaled approximately $11.1 million. We recorded the regulatory asset expecting to recover these benefits from customers in future periods. Based on the agreement, we estimated the portion of the amortization period from which we would not receive rate recovery for this item and wrote off approximately $1.2 million in the first quarter of 2010. Amortization resumed during 2011 and the remaining balance as of December 31, 2012 was approximately $9.6 million.

        See Note 9 of "Notes to Consolidated Financial Statements" under Item 8 for information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

        The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended December 31. AFUDC increased in 2012 as compared to 2011 reflecting the environmental retrofit project at our Asbury plant. AFUDC decreased in 2011 as compared to 2010 reflecting the completion of Iatan 2 and the Plum Point Energy Station in 2010. See Note 1 of "Notes to Consolidated Financial Statements" under Item 8.

($ in millions)	2012	2011	2010
Allowance for equity funds used during construction	$1.1	$0.3	$4.5
Allowance for borrowed funds used during construction	0.8	0.2	5.7

Total AFUDC	$1.9	$0.5	$10.2

        Total interest charges on long-term and short-term debt for 2012, 2011 and 2010 are shown below. The change in long-term debt interest for 2012 compared to 2011 reflects the redemption on April 1, 2012 of all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024 and the redemption of all $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013. These bonds were replaced by a private placement of $88.0 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38.0 million occurred on April 2, 2012 and the second settlement of $50.0 million occurred on June 1, 2012.

        The change in long-term debt interest for 2011 as compared to 2010 reflects the redemption of $48.3 million aggregate principal amount of our Senior Notes, 7.05% Series due 2022, which were redeemed on August 27, 2010, and replaced by $50.0 million principal amount 5.20% first mortgage bonds issued August 25, 2010. The changes also reflect the redemption of 6.5% first mortgage bonds on April 1, 2010 and the redemption of our 8.5% trust preferred securities on June 28, 2010, which were replaced by 4.65% first mortgage bonds issued May 28, 2010. The decreases in short-term debt interest for all periods presented primarily reflect lower levels of borrowing.

	Interest Charges ($ in millions)
	2012	2011	Change	2011	2010	Change
Long-term debt interest	$40.2	$42.6	(5.6)%	$42.6	$41.9	1.5%
Short-term debt interest	0.2	0.1	>100.0	0.1	0.6	(86.3)
Trust preferred securities interest	—	—		—	2.1	(100.0)
Iatan 1 and 2 carrying charges*	0.1	(2.1)	>100.0	(2.1)	(3.2)	31.8
Other interest	1.0	0.9	2.5	0.9	0.9	19.6

Total interest charges	$41.5	$41.5	(0.1)	$41.5	$42.3	(2.0)

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

        The following table sets forth information regarding electric and water rate increases since January 1, 2010:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri — Water	May 21, 2012	$450,000	25.5%	November 23, 2012
Missouri — Electric	September 28, 2010	$18,700,000	4.70%	June 15, 2011
Missouri — Electric	October 29, 2009	$46,800,000	13.40%	September 10, 2010
Kansas — Electric	June 17, 2011	$1,250,000	5.20%	January 1, 2012
Kansas — Electric	November 4, 2009	$2,800,000	12.40%	July 1, 2010
Oklahoma — Electric	June 30, 2011	$240,000	1.66%	January 4, 2012
Oklahoma — Electric	January 28, 2011	$1,063,100	9.32%	March 1, 2011
Oklahoma — Electric	March 25, 2010	$1,456,979	15.70%	September 1, 2010
Arkansas — Electric	August 19, 2010	$2,104,321	19.00%	April 13, 2011
Missouri — Gas	June 5, 2009	$2,600,000	4.37%	April 1, 2010

        See Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for additional information regarding rate matters.

COMPETITION AND MARKETS

Electric Segment

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

        Day Ahead Market:    The SPP RTO will implement a Day-Ahead Market, or Integrated Marketplace, with unit commitment and co-optimized ancillary services market, in March 2014. As part of the Integrated Marketplace, the SPP RTO will create, prior to implementation of such market, a single NERC approved balancing authority to take over balancing authority responsibilities for its members, including Empire, which is expected to provide operational and economic benefits for our customers. The Integrated Marketplace would replace the existing EIS market described above.

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

        Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide approximately 70% of the funds required in 2013 for our budgeted capital expenditures (as discussed in "Capital Requirements and Investing Activities" below). We believe the amounts available to us under our credit facilities and the issuance of debt and equity securities, together with the cash provided by operating activities, will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

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

Summary of Cash Flows

	Fiscal Year
(in millions)	2012	2011	2010
Cash provided by/(used in):
Operating activities	$159.1	$134.6	$135.9
Investing activities	(136.9)	(105.1)	(111.0)
Financing activities	(24.2)	(34.6)	(20.0)

Net change in cash and cash equivalents	$(2.0)	$(5.1)	$4.9

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

        2012 compared to 2011.    In 2012, our net cash flows provided from operating activities was $159.1 million, an increase of $24.5 million or 18.2% from 2011. This increase was primarily a result of:

  •
  Changes in net income — $0.7 million.

  •
  Reduced pension contributions net of expense accruals — $22.1 million.

  •
  Changes in fuel and other inventory — $17.1 million.

  •
  Changes in fuel adjustment deferrals and regulatory trackers and amortizations reflected in prepaid or other current assets — $13.9 million.

  •
  Return of cash from energy trading margin accounts — $3.0 million.

  •
  Changes in accruals related to interest, taxes and customer deposits — $1.9 million.

  •
  Changes in depreciation and amortization, mostly reflecting lower regulatory amortization offset by increased plant in service and other amortizations — $(8.6) million.

  •
  Lower deferrals of income tax due to reduced tax depreciation benefits — $(13.2) million.

  •
  Changes in accounts receivable and accrued unbilled revenues — $(11.0) million.

  •
  Changes in accounts payable partially offset by lower accrued taxes — $(1.0) million.

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

Capital Requirements and Investing Activities

        Our net cash flows used in investing activities increased $31.8 million from 2011 to 2012. The increase was primarily the result of an increase in electric plant additions and replacements, mainly due to the environmental retrofit in progress at our Asbury plant.

        Our net cash flows used in investing activities decreased $5.9 million from 2010 to 2011. The decrease was primarily the result of a decrease in new generation construction in 2011.

        Our capital expenditures totaled approximately $146.3 million, $101.1 million, and $108.2 million in 2012, 2011 and 2010, respectively.

        A breakdown of these capital expenditures for 2012, 2011 and 2010 is as follows:

	Capital Expenditures
(in millions)	2012	2011	2010
Distribution and transmission system additions	$63.3	$46.5	$38.8
Additions and replacements — electric plant	46.7	13.4	7.2
New generation — Iatan 2 and Plum Point Energy Station	0.8	4.5	49.6
Storms	5.0	15.9	0.1
Transportation	3.7	3.9	1.3
Gas segment additions and replacements	3.3	3.9	5.0
Other (including retirements and salvage — net)(1)	20.7	9.2	3.4

Subtotal	$143.5	$97.3	$105.4
Non-regulated capital expenditures (primarily fiber optics)	2.8	3.8	2.8

Subtotal capital expenditures incurred(2)	$146.3	$101.1	$108.2

Adjusted for capital expenditures payable(3)	(9.3)	1.4	3.8

Insurance proceeds receivable	—	—	(0.1)

Capital lease, primarily Plum Point unit train	—	—	(2.7)

Total cash outlay	$137.0	$102.5	$109.2

(1)
Other includes equity AFUDC of $(1.1) million, $(0.3) million and $(4.5) million for 2012, 2011 and 2010, respectively.

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

        Approximately 85%, 100% and 75% of our cash requirements for capital expenditures for 2012, 2011 and 2010, respectively, were satisfied internally from operations (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

        Our estimated capital expenditures (excluding AFUDC) for 2013, 2014 and 2015 are detailed below. See Item 1, "Business — Construction Program." We anticipate that we will spend the following amounts over the next three years for the following projects:

Project	2013	2014	2015	Total
Asbury environmental upgrades	$55.8	$24.8	$12.1	$92.7
Riverton Unit 12 combined cycle conversion	15.1	40.4	65.3	120.8
Electric distribution system additions	42.9	38.3	36.3	117.5
Electric transmission facilities	12.1	26.7	36.3	75.1
Other	37.5	35.3	28.1	100.9

Total	$163.4	$165.5	$178.1	$507.0

        Our estimated total capital expenditures (excluding AFUDC) for 2016 and 2017 are $107.0 million and $108.2 million, respectively.

        We estimate that internally generated funds will provide approximately 70% of the funds required in 2013 for our budgeted capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. If additional financing is needed, we intend to utilize a combination of debt and equity securities. The estimates herein may be changed because of changes we make in our construction program, unforeseen construction costs, our ability to obtain financing, regulation and for other reasons. See further discussion under "Financing Activities" below.

Financing Activities

2012 compared to 2011.

        Our net cash flows used in financing activities was $24.2 million in 2012, a decrease of $10.4 million as compared to 2011, primarily due to the following:

  •
  Cash used to pay dividends was $42.3 million, an increase in use of cash of $(15.5) million.

  •
  We borrowed $12.0 million in short-term debt in 2012 as compared to repaying $12.0 million in 2011, which provided $24.0 million of cash when comparing 2012 to 2011.

  •
  Proceeds from the issuance of common stock, primarily from the dividend reinvestment plan, increased $2.2 million.

  •
  We refinanced $88.0 million of bonds in 2012 which had almost no impact on cash flow.

2011 compared to 2010.

        Our net cash flows used in financing activities was $34.6 million in 2011, an increase of $14.6 million as compared to 2010, primarily due to the following:

  •
  A reduction in paid dividends provided $25.3 million of additional cash.

  •
  We repaid $12.0 million in short-term debt in 2012 as compared to repaying $26.5 million in 2011. These activities provided $14.5 million of cash in 2011 compared to 2010.

  •
  Proceeds from the issuance of common stock decreased $(54.4) million as 2010 included proceeds from an equity distribution program.

  •
  We refinanced approximately $150.0 million of bonds and trust preferred securities in total in 2010 which had almost no impact on cash flow.

        On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due 2033 and $120.0 million of 4.32% First Mortgage Bonds due 2043. The delayed settlement is anticipated to occur on or about May 30, 2013, subject to customary closing conditions. We expect to use the proceeds from the sale of the bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013 with the remaining proceeds to be used for general corporate purposes. The bonds will be issued under the EDE Mortgage.

Shelf Registration.

        We have a $400.0 million shelf registration statement with the SEC, effective February 7, 2011, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250.0 million of such securities in the form of first mortgage bonds, of which $12.0 million would remain available after giving effect to the $150.0 million of new first mortgage bonds to be issued on or about May 30, 2013. We plan to use proceeds from offerings made pursuant to this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs during the three-year effective period.

Credit Agreements.

        On January 17, 2012, we entered into the Third Amended and Restated Unsecured Credit Agreement which amended and restated our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010. See Note 7 of "Notes to Consolidated Financial Statements" under Item 8 for additional information regarding this amendment and our unsecured line of credit.

EDE Mortgage Indenture.

        The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the year ended December 31, 2012 would permit us to issue approximately $609.2 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 2012, we had retired bonds and net property additions which would enable the issuance of at least $776.7 million principal amount of bonds if the annual interest requirements are met. As of December 31, 2012, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture.

        The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of December 31, 2012, this test would allow us to issue approximately $12.8 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

        Corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody's	Standard & Poor's
Corporate Credit Rating	n/r*	Baa2	BBB-
EDE First Mortgage Bonds	BBB+	A3	BBB+
Senior Notes	BBB	Baa2	BBB-
Commercial Paper	F3	P-2	A-3
Outlook	Stable	Stable	Stable

*
Not rated.

        On May 27, 2011 Standard & Poor's revised our rating outlook to stable from positive after the May 2011 tornado. On March 23, 2012, Standard & Poor's reaffirmed our ratings. On May 26, 2011 after the May 2011 tornado, and again on April 25, 2012, Moody's reaffirmed all of our ratings. On March 24, 2011,

Fitch revised our commercial paper rating from F2 to F3 and reaffirmed our other ratings. The rating action was not based on a specific action or event on our part, but reflected their traditional linkage of long-term and short-term Issuer Default Ratings. On May 29, 2012, Fitch reaffirmed our ratings.

        A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

        Set forth below is information summarizing our contractual obligations as of December 31, 2012. Other pension and postretirement benefit plans are funded on an ongoing basis to match their corresponding costs, per regulatory requirements and have been estimated for 2013 – 2017 as noted below.

	Payments Due By Period (in millions)
Contractual Obligations(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (w/o discount)	$688.4	$98.4	$—	$25.0	$565.0
Interest on long-term debt	532.1	34.9	65.7	63.8	367.7
Short-term debt	24.0	24.0	—	—	—
Capital lease obligations	6.9	0.6	1.1	1.1	4.1
Operating lease obligations(2)	4.8	0.8	1.5	1.4	1.1
Electric purchase obligations(3)	508.8	55.3	72.8	59.9	320.8
Gas purchase obligations(4)	36.3	9.4	13.1	9.7	4.1
Open purchase orders	161.8	45.2	33.3	83.3	—
Postretirement benefit obligation funding	20.8	4.9	8.8	7.1	—
Pension benefit funding	63.2	15.6	26.4	21.2	—
Other long-term liabilities(5)	3.3	0.1	0.3	0.3	2.6

TOTAL CONTRACTUAL OBLIGATIONS	$2,050.4	$289.2	$223.0	$272.8	$1,265.4

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

(3)
Includes a water usage contract for our SLCC facility, fuel and purchased power contracts and associated transportation costs, as well as purchased power for 2013 through 2039 for Plum Point.

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

        In response to the expected loss of revenues resulting from the May 22, 2011 tornado, our level of retained earnings and other relevant factors, our Board of Directors suspended our quarterly dividend for the third and fourth quarters of 2011. On February 2, 2012, the Board of Directors re-established the dividend and declared a quarterly dividend of $0.25 per share on common stock payable on March 15, 2012 to holders of record as of March 1, 2012. Dividends were paid during all four quarters of 2012. As of December 31, 2012, our retained earnings balance was $47.1 million (compared to $33.7 million at December 31, 2011) after paying out $42.3 million in dividends during 2012.

        The following table shows our diluted earnings per share and dividends paid per share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Diluted earnings per share	$1.32	$1.31	$1.17
Dividends paid per share	$1.00	$0.64	$1.28

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

        As of December 31, 2012, we have recorded $250.3 million in regulatory assets and $137.4 million as regulatory liabilities. See Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for detailed information regarding our regulatory assets and liabilities.

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

        The MPSC authorized a fuel adjustment clause for our Missouri customers effective September 1, 2008. A base cost is established in rates. The MPSC established a base cost for the recovery of fuel and purchased power expenses used to supply energy. The fuel adjustment clause permits the distribution to customers of 95% of the changes in fuel and purchased power costs prudently incurred above or below the base cost. Off-system sales margins are also part of the recovery of fuel and purchased power costs. As a result, nearly all of the off-system sales margin flows back to the customer.

        Unbilled Revenue.    At the end of each period we estimate, based on expected usage, the amount of revenue to record for energy and natural gas that has been provided to customers but not billed. Risks and uncertainties affecting the application of this accounting policy include: projecting customer energy usage, estimating the impact of weather and other factors that affect usage (such as line losses) for the unbilled period and estimating loss of energy during transmission and delivery. Assumptions such as electrical load requirements, customer billing rates, and line loss factors are used in the estimation process and are evaluated periodically. Changes to certain assumptions during the evaluation process can lead to a change in the estimate.

        Contingent Liabilities.    We are a party to various claims and legal proceedings arising in the ordinary course of our business, which are primarily related to workers' compensation and public liability. We regularly assess our insurance deductibles, analyze litigation information with our attorneys and evaluate our loss experience. Based on our evaluation as of the end of 2012, we believe that we have accrued liabilities in accordance with ASC accounting guidance sufficient to meet potential liabilities that could result from these claims. This liability at December 31, 2012 and 2011 was $4.2 million and $4.5 million, respectively.

        Risks and uncertainties affecting these assumptions include: changes in estimates on potential outcomes of litigation and potential litigation yet unidentified in which we might be named as a defendant.

        Goodwill.    As of December 31, 2012, the consolidated balance sheet included $39.5 million of goodwill. All of this goodwill was derived from our gas acquisition and recorded in our gas segment, which is also the reporting unit for goodwill testing purposes. Accounting guidance requires us to test goodwill for impairment on an annual basis or whenever events or circumstances indicate possible impairment. Absent an indication of fair value from a potential buyer or a similar specific transaction, a combination of the market and income approaches is used to estimate the fair value of goodwill.

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

        We also utilize a valuation technique under the income approach which estimates the discounted future cash flows of operations. Our procedures include developing a baseline test and performing sensitivity analysis to calculate a reasonable valuation range. The sensitivities are derived from altering those assumptions which are subjective in nature and inherent to a discounted cash flows calculation. Other qualitative factors and comparisons to industry peers are also used to further support the assumptions and ultimately the overall evaluation. A key qualitative assumption considered in our evaluation is the impact of regulation, including rate regulation and cost recovery for the gas reporting unit. Some of the key quantitative assumptions included in our tests involve: regulatory rate design and results; the discount rate; the growth rate; capital spending rates and terminal value calculations. If negative changes occurred to one or more key assumptions, an impairment charge could result. With the exception of the capital spending rate, the key assumptions noted are significantly determined by market factors and significant changes in market factors that impact the gas reporting unit would likely be mitigated by our current and future regulatory rate design to some extent. Other risks and uncertainties affecting these assumptions include: management's identification of impairment indicators, changes in business, industry, laws, technology and economic conditions. Actual results for the gas reporting unit indicate a slight decline in gas customer growth and demand, but this was anticipated in our assumptions for purposes of the discounted cash flow calculation. Our forecasts anticipate flat customer growth over the next several years.

        We weight the results of the two approaches discussed above in order to estimate the fair value of the gas reporting unit. Our annual test performed as of October 1, 2012 indicated the estimated fair market value of the gas reporting unit to be $5.0 million to $8.0 million higher than its carrying value at that time. While we believe the assumptions utilized in our analysis were reasonable, adverse developments in future periods could negatively impact goodwill impairment considerations, which could adversely impact earnings. Specifically, the quantitative assumptions noted previously, such as an increase to the discount rate or decline in the terminal value calculation could lead to an impairment charge in the future.

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

        We satisfied 65.6% of our 2012 generation fuel supply need through coal. This includes the remaining coal used at Riverton as part of its transition to natural gas. Approximately 96% of our 2012 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2015. These contracts satisfy approximately 100% of our anticipated fuel requirements for 2013, 58% for 2014 and 26% for 2015 for our Asbury coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

        We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of December 31, 2012, 58%, or 5.7 million Dths's, of our anticipated volume of natural gas usage for our electric operations for 2013 is hedged. See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 for further information.

        Based on our expected natural gas purchases for our electric operations for 2013, if average natural gas prices should increase 10% more in 2013 than the price at December 31, 2012, our natural gas expenditures would increase by approximately $1.2 million based on our December 31, 2012 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

        We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of December 31, 2012, we have 1.3 million Dths in storage on the three pipelines that serve our customers. This represents 65% of our storage capacity. We have an additional 0.4 million Dths hedged through financial derivatives and physical contracts.

        The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of December 31, 2012 (in thousands). However, due to purchased natural gas cost recovery mechanisms for our retail customers, fluctuations in the cost of natural gas have little effect on income.

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	170,000	206,429	1,308,874	80%
Second	Up to 50%	160,000	—	—	2%
Third	Up to 20%	—	—	—

        Credit Risk.    In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at December 31, 2012 and December 31, 2011. There were no margin deposit liabilities at these dates.

(in millions)	2012	2011
Margin deposit assets	$4.2	$5.8

        Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at December 31, 2012, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$6.9
Net unrealized mark-to-market losses for financial natural gas contracts	7.0

Net credit exposure	$13.9

        The $7.0 million net unrealized mark-to-market loss for financial natural gas contracts is comprised entirely of $7.0 million of exposure to counterparties of Empire for unrealized losses. We are holding no collateral from any counterparty since we are below the $10 million mark-to-market collateral threshold in our agreements. As noted above, as of December 31, 2012, we have $4.2 million on deposit for NYMEX contract exposure to Empire, of which $3.9 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their December 31, 2012 levels, our collateral requirement would increase $7.2 million. If these prices increased 25%, our collateral requirement would decrease $2.7 million. Our other counterparties would not be required to post collateral with Empire.

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

        If market interest rates average 1% more in 2013 than in 2012, our interest expense would increase, and income before taxes would decrease by less than $0.6 million. This amount has been determined by considering the impact of the hypothetical interest rates on our highest month-end commercial paper balance for 2012. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of the Empire District Electric Company:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of The Empire District Electric Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2013

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	($-000's)
Assets
Plant and property, at original cost:
Electric and water	$2,176,188	$2,074,748
Natural gas	69,851	66,918
Other	37,983	34,984
Construction work in progress	56,347	24,141

	2,340,369	2,200,791
Accumulated depreciation and amortization	682,737	637,139

	1,657,632	1,563,652

Current assets:
Cash and cash equivalents	3,375	5,408
Restricted cash	4,357	4,357
Accounts receivable — trade, net of allowance of $1,388 and $1,138, respectively	38,874	42,296
Accrued unbilled revenues	23,254	20,326
Accounts receivable — other	13,277	16,269
Fuel, materials and supplies	61,870	62,239
Prepaid expenses and other	21,806	14,629
Unrealized gain in fair value of derivative contracts	96	—
Regulatory assets	6,377	11,839

	173,286	177,363

Noncurrent assets and deferred charges:
Regulatory assets	243,958	227,807
Goodwill	39,492	39,492
Unamortized debt issuance costs	7,606	9,331
Unrealized gain in fair value of derivative contracts	191	2
Other	4,204	4,188

	295,451	280,820

Total assets	$2,126,369	$2,021,835

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2012	2011
	($-000's)
Capitalization and liabilities
Common stock, $1 par value, 100,000,000 shares authorized, 42,484,363 and 41,977,725 shares issued and outstanding, respectively	$42,484	$41,978
Capital in excess of par value	628,199	618,304
Retained earnings	47,115	33,707

Total common stockholders' equity	717,798	693,989

Long-term debt (net of current portion)
Obligations under capital lease	4,441	4,739
First mortgage bonds and secured debt	487,541	487,948
Unsecured debt	199,644	199,572

Total long-term debt	691,626	692,259

Total long-term debt and common stockholders' equity	1,409,424	1,386,248

Current liabilities:
Accounts payable and accrued liabilities	66,559	59,307
Current maturities of long-term debt	714	933
Short-term debt	24,000	12,000
Regulatory liabilities	3,089	3,150
Customer deposits	12,001	11,428
Interest accrued	5,902	5,958
Unrealized loss in fair value of derivative contracts	3,403	4,769
Taxes accrued	2,992	2,634

	118,660	100,179

Commitments and contingencies (Note 11)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	134,269	125,290
Deferred income taxes	301,967	263,933
Unamortized investment tax credits	18,897	19,226
Pension and other postretirement benefit obligations	120,808	103,371
Unrealized loss in fair value of derivative contracts	3,819	5,081
Other	18,525	18,507

	598,285	535,408

Total capitalization and liabilities	$2,126,369	$2,021,835

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(000's, except per share amounts)
Operating revenues:
Electric	$510,653	$524,275	$484,715
Gas	39,849	46,430	50,885
Other	6,595	6,165	5,676

	557,097	576,870	541,276

Operating revenue deductions:
Fuel and purchased power	178,896	200,256	199,299
Cost of natural gas sold and transported	18,633	22,760	26,614
Regulated operating expenses	94,371	85,442	79,292
Other operating expenses	2,730	2,098	1,950
Maintenance and repairs	40,444	41,041	36,771
Loss on plant disallowance	—	150	—
Depreciation and amortization	60,447	63,537	58,656
Provision for income taxes	34,096	34,071	30,470
Other taxes	31,259	30,581	27,729

	460,876	479,936	460,781

Operating income	96,221	96,934	80,495
Other income and (deductions):
Allowance for equity funds used during construction	1,147	294	4,538
Interest income	972	555	176
Provision for other income taxes	(63)	(227)	(63)
Other — non-operating expense, net	(1,910)	(1,283)	(1,039)

	146	(661)	3,612

Interest charges:
Long-term debt	40,192	42,581	41,959
Trust preferred securities	—	—	2,090
Short-term debt	187	86	631
Allowance for borrowed funds used during construction	(781)	(218)	(5,636)
Other	1,088	(1,147)	(2,333)

	40,686	41,302	36,711

Net income	$55,681	$54,971	$47,396

Weighted average number of common shares outstanding — basic	42,257	41,852	40,545

Weighted average number of common shares outstanding — diluted	42,284	41,887	40,580

Total earnings per weighted average share of common stock — basic and diluted	$1.32	$1.31	$1.17

Dividends declared per share of common stock	$1.00	$0.64	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	($-000's)
Net income	$55,681	$54,971	$47,396

Reclassification adjustments for loss included in net income or reclassified to regulatory asset or liability	—	—	5,814
Net change in fair market value of open derivative contracts for period	—	—	(6,362)
Income taxes	—	—	209

Comprehensive income	$55,681	$54,971	$47,057

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

	Common Stock	Capital in excess of Par	Retained earnings	Accumulated comprehensive income/(loss)	Total
	($-000's)
Balance at December 31, 2009	38,112	551,631	10,068	339	600,150
Net income			47,396		47,396
Stock/stock units issued through:
Public offering	2,871	48,325			51,196
Stock purchase and reinvestment plans	594	10,623			11,217
Dividends declared			(51,996)		(51,996)
Reclassification adjustment for losses included in net income				5,814	5,814
Change in fair value of open derivative contracts for period				(6,362)	(6,362)
Income taxes				209	209

Balance at December 31, 2010	41,577	610,579	5,468	—	657,624
Net income			54,971		54,971
Stock/stock units issued through:
Public offering
Stock purchase and reinvestment plans	401	7,725			8,126
Dividends declared			(26,732)		(26,732)

Balance at December 31, 2011	41,978	618,304	33,707	—	693,989
Net income			55,681		55,681
Stock/stock units issued through:
Public offering
Stock purchase and reinvestment plans	506	9,895			10,401
Dividends declared			(42,273)		(42,273)

Balance at December 31, 2012	$42,484	$628,199	$47,115	$—	$717,798

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	($-000's)
Operating activities:
Net income	$55,681	$54,971	$47,396
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	71,160	79,751	71,076
Pension and other postretirement benefit costs, net of contributions	1,689	(20,379)	(3,683)
Deferred income taxes and unamortized investment tax credit, net	31,899	45,051	26,880
Allowance for equity funds used during construction	(1,147)	(294)	(4,538)
Stock compensation expense	2,285	2,147	3,478
Non-cash loss on derivatives	4,174	1,187	1,853
Other	(16)	381	—
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(688)	10,342	(11,211)
Fuel, materials and supplies	369	(16,682)	(1,585)
Prepaid expenses, other current assets and deferred charges	(9,238)	(23,163)	(19,606)
Accounts payable and accrued liabilities	(1,297)	(318)	(6,179)
Interest, taxes accrued and customer deposits	875	(980)	1,522
Other liabilities and other deferred credits	3,360	3,172	3,954
SWPA minimum flows payment	—	—	26,564
Accumulated provision — rate refunds	—	(578)	—

Net cash provided by operating activities	159,106	134,608	135,921

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2012	2011	2010
	($-000's)
Investing activities:
Capital expenditures — regulated	$(134,272)	$(99,162)	$(106,388)
Capital expenditures and other investments — non-regulated	(2,670)	(3,375)	(2,817)
Restricted cash	(1)	(2,586)	(1,771)

Total net cash used in investing activities	(136,943)	(105,123)	(110,976)

Financing activities:
Proceeds from first mortgage bonds, net	88,000	—	149,635
Long-term debt issuance costs	(1,074)	—	(1,758)
Proceeds from issuance of common stock, net of issuance costs	8,114	5,884	60,239
Repayment of first mortgage bonds	(88,029)	—	(50,000)
Redemption of trust preferred securities	—	—	(50,000)
Redemption of senior notes	—	—	(48,304)
Net short-term borrowings (repayments)	12,000	(12,000)	(26,500)
Dividends	(42,273)	(26,732)	(51,996)
Other	(934)	(1,754)	(1,356)

Net cash used in financing activities	(24,196)	(34,602)	(20,040)

Net increase (decrease) in cash and cash equivalents	(2,033)	(5,117)	4,905
Cash and cash equivalents, beginning of year	5,408	10,525	5,620

Cash and cash equivalents, end of year	3,375	$5,408	$10,525

	2012	2011	2010
Supplemental cash flow information:
Interest paid	$38,802	$41,088	$43,044
Income taxes (refunded) paid, net of refund	(592)	(14,300)	11,264
Supplementary non-cash investing activities:
Change in accrued additions to property, plant and equipment not reported above	$9,345	$(1,387)	$(3,846)
Capital lease obligations for purchase of new equipment	—	29	2,696

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

General

        We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary engaged in the distribution of natural gas in Missouri. Our other segment consists of our fiber optics business. See Note 12. Our gross operating revenues in 2012 were derived as follows:

Electric segment sales*	91.7%
Gas segment sales	7.1%
Other segment sales	1.2%

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

        Our electric operations serve approximately 167,900 customers as of December 31, 2012, and the 2012 electric operating revenues were derived as follows:

Customer	% of revenue
Residential	42.2%
Commercial	31.2
Industrial	15.5
Wholesale on-system	3.6
Wholesale off-system	3.1
Miscellaneous sources, primarily public authorities	2.7
Other electric revenues	1.7

        Our retail electric revenues for 2012 by jurisdiction were as follows:

Jurisdiction	% of revenue
Missouri	89.3%
Kansas	5.1
Arkansas	2.7
Oklahoma	2.9

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our gas operations serve approximately 44,000 customers as of December 31, 2012, and the 2012 gas operating revenues were derived as follows:

Customer	% of revenue
Residential	62.1%
Commercial	27.1
Industrial	1.2
Other	9.6

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

Revenue Recognition

        For our utility operations, we use cycle billing and accrue estimated, but unbilled, revenue for services provided between the last bill date and the period end date. Unbilled revenues represent the estimate of receivables for energy and natural gas services delivered, but not yet billed to customers. The accuracy of our unbilled revenue estimate is affected by factors including fluctuations in energy demands, weather, line losses and changes in the composition of customer classes. During 2012, the Company recorded an increase in electric unbilled revenues as a result of certain changes to the assumptions used in determining estimated unbilled revenues.

Municipal Franchise Taxes

        Municipal franchise taxes are collected for and remitted to their respective entities and are included in operating revenues and other taxes in the Consolidated Statements of Income. Municipal franchise taxes of $10.4 million, $11.0 million and $10.6 million were recorded for each of the years ended December 31, 2012, 2011 and 2010, respectively.

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

Property, Plant & Equipment

        The costs of additions to utility property and replacements for retired property units are capitalized. Costs include labor, material, an allocation of general and administrative costs, and an allowance for funds used during construction (AFUDC). The original cost of units retired or disposed of and the costs of removal are charged to accumulated depreciation, unless the removed property constitutes an operating unit or system. In this case a gain or loss is recognized upon the disposal of the asset. Maintenance expenditures and the removal of minor property items are charged to income as incurred. A liability is created for any additions to electric or gas utility property that are paid for by advances from developers. For a period of five years the Company refunds, to the developer, a pro rata amount of the original cost of the extension for each new customer added to the extension. Nonrefundable payments at the end of the five year period are applied as a reduction to the cost of the plant in service. The liability as of December 31, 2012 and 2011 was $5.2 million and $6.6 million, respectively.

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

        In accordance with our previous rate orders, we recorded approximately $6.6 million, and $7.5 million of regulatory amortization during 2011, and 2010, respectively. This amortization included in our rates was granted in the Experimental Regulatory Plan approved by the MPSC on August 2, 2005 and terminated on June 15, 2011, as a result of our 2010 Missouri rate case. It provided additional cash flow to enhance the financial support for our generation expansion plan and was related to our investment in Iatan 2 as well as our Riverton V84.3A2 combustion turbine (Riverton Unit 12) and environmental improvement and upgrades at Asbury and Iatan 1. This amortization was included in depreciation and amortization expense and in accumulated depreciation and amortization on the consolidated balance sheet.

        As of December 31, 2012 and 2011, we had recorded accrued cost of removal of $77.3 million and $68.6 million, respectively, for our electric operating segment. This represents an estimated cost of dismantling and removing plant from service upon retirement, accrued as part of our depreciation rates. We accrue cost of removal in depreciation rates for mass property (including transmission, distribution and general plant assets). These accruals are not considered an asset retirement obligation under the guidance provided on asset retirement obligations within the ASC. We reclassify the accrued cost of dismantling and removing plant from service upon retirement from accumulated depreciation to a regulatory liability. We have a similar cost of removal regulatory liability for our gas operating segment. This amount at December 31, 2012 and 2011 was $6.1 million and $5.0 million, respectively. These amounts are net of our actual cost of removal expenditures.

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

        We have identified asset retirement obligations associated with the future removal of certain river water intake structures and equipment at the Iatan Power Plant, in which we have a 12% ownership. We also have a solid waste land fill at the Plum Point Energy Station, and asset retirement obligations associated with the removal of asbestos located at the Riverton and Asbury Plants, and a liability for future containment of an ash landfill at the Riverton Power Plant. As a result of the fuel use transition from coal to natural gas at the Riverton Power Plant, the initial planning for the closure of the Riverton ash landfill is underway (Note 11).

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        All of our recorded asset retirement obligations have been estimated as of the expected retirement date, or settlement date, and have been discounted using a credit adjusted risk-free rate ranging from 4.5% to 5.52% depending on the settlement date. Revisions to these liabilities could occur due to changes in the cost estimates, anticipated timing of settlement or federal or state regulatory requirements. During the year, the liabilities for both the ash landfill at the Riverton Power Plant, and PCB contaminants were reevaluated. Changes in the cost estimates and timing resulted in cash flow revisions for these liabilities.

        The balances at the end of 2011 and 2012 are shown below.

(000's)	Liability Balance 12/31/11	Liabilities Recognized	Liabilities Settled	Accretion	Cash Flow Revisions	Liability Balance at 12/31/12
Asset Retirement Obligation	$3,944	$—	$—	$252	$515	$4,711

(000's)	Liability Balance 12/31/10	Liabilities Recognized	Liabilities Settled	Accretion	Cash Flow Revisions	Liability Balance at 12/31/11
Asset Retirement Obligation	$3,757	$—	$—	$187	$—	$3,944

        Upon adoption of the standards on the retirement of long lived assets and conditional asset retirement obligations, we recorded a liability and regulatory asset because we expect to recover these costs of removal in electric and gas rates either through depreciation accruals or direct expenses. We also defer the liability accretion and depreciation expense as a regulatory asset. At December 31, 2012 and 2011, our regulatory assets relating to asset retirement obligations totaled $4.4 million and $3.6 million, respectively.

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

        In accordance with the methodology prescribed by the FERC, we utilized aggregate rates (on a before-tax basis) of 5.6% for 2012, 5.2% for 2011 and 7.5% for 2010, compounded semiannually, in determining AFUDC for all of our projects except Iatan 2. The specific Iatan 2 AFUDC rate was a result of our Experimental Regulatory Plan approved by the MPSC on August 2, 2005, and it terminated on June 15, 2011. In this agreement, we were allowed to receive the regulatory amortization discussed above, in rates prior to the completion of Iatan 2. As a result, the equity portion of our AFUDC rate for the Iatan 2 project was reduced by 2.5 percentage points (See Note 3 for additional discussion of our regulatory plan).

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Impairments (excluding goodwill)

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that certain assets may be impaired, analysis is performed based on undiscounted forecasted cash flows to assess the recoverability of the assets and, if necessary, the fair value is determined to measure the impairment amount. None of our assets were impaired as of December 31, 2012 and 2011.

Goodwill

        As of December 31, 2012, the consolidated balance sheet included $39.5 million of goodwill. All of this goodwill was derived from our gas acquisition and recorded in our gas segment, which is also the reporting unit for goodwill testing purposes. Accounting guidance requires us to test goodwill for impairment on an annual basis or whenever events or circumstances indicate possible impairment. Absent an indication of fair value from a potential buyer or a similar specific transaction, a combination of the market and income approaches is used to estimate the fair value of goodwill.

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

        We also utilize a valuation technique under the income approach which estimates the discounted future cash flows of operations. Our procedures include developing a baseline test and performing sensitivity analysis to calculate a reasonable valuation range. The sensitivities are derived from altering those assumptions which are subjective in nature and inherent to a discounted cash flows calculation. Other qualitative factors and comparisons to industry peers are also used to further support the assumptions and ultimately the overall evaluation. A key qualitative assumption considered in our evaluation is the impact of regulation, including rate regulation and cost recovery for the gas reporting unit. Some of the key quantitative assumptions included in our tests involve: regulatory rate design and results; the discount rate; the growth rate; capital spending rates and terminal value calculations. If negative changes occurred to one or more key assumptions, an impairment charge could result. With the exception of the capital spending rate, the key assumptions noted are significantly determined by market factors and significant changes in market factors that impact the gas reporting unit would likely be mitigated by our current and future regulatory rate design to some extent. Other risks and uncertainties affecting these assumptions include: management's identification of impairment indicators, changes in business, industry, laws, technology and economic conditions. Actual results for the gas reporting unit indicate a slight decline in gas customer growth and demand, but this was anticipated in our assumptions for purposes of the discounted cash flow calculation. Our forecasts anticipate flat customer growth over the next several years.

        We weight the results of the two approaches discussed above in order to estimate the fair value of the gas reporting unit. Our annual test performed as of October 2012 indicated the estimated fair market value of the gas reporting unit to be $5.0-$8.0 million higher than its carrying value at that time. While we believe the assumptions utilized in our analysis were reasonable, adverse developments in future periods could negatively impact goodwill impairment considerations, which could adversely impact earnings. Specifically, the quantitative assumptions noted previously, such as an increase to the discount rate or decline in the terminal value calculation could lead to an impairment charge in the future.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fuel and Purchased Power

Electric Segment

        Fuel and purchased power costs are recorded at the time the fuel is used, or the power purchased. This amount is adjusted to reflect regulatory treatment for our Missouri and Kansas fuel adjustment mechanisms discussed below.

        In our Missouri jurisdiction, the MPSC established a base cost for the recovery of fuel and purchased power expenses used to supply energy for our fuel adjustment clause (FAC). The FAC permits the distribution to customers of 95% of the changes in fuel and purchased power costs prudently incurred above or below the base cost. Off-system sales margins are also part of the recovery of fuel and purchased power costs. As a result, nearly the entire off-system sales margin flows back to the customer. Rates related to the fuel adjustment clause are modified twice a year subject to the review and approval by the MPSC. In accordance with the ASC guidance for regulated operations, 95% of the difference between the actual costs of fuel and purchased power and the base cost of fuel and purchased power recovered from our customers is recorded as an adjustment to fuel and purchased power expense with a corresponding regulatory asset or regulatory liability. If the actual fuel and purchased power costs are higher or lower than the base fuel and purchased power costs billed to customers, 95% of these amounts will be recovered or refunded to our customers when the fuel adjustment clause is modified.

        In our Kansas jurisdiction, the costs of fuel are recovered from customers through a fuel adjustment clause, based upon estimated fuel costs and purchased power. The adjustments are subject to audit and final determination by regulators. The difference between the costs of fuel used and the cost of fuel recovered from our Kansas customers is recorded as a regulatory asset or a regulatory liability if the actual costs are higher or lower than the costs billed to customers, in accordance with the ASC guidance for regulated operations. Similar fuel recovery mechanisms are in place for our Oklahoma, Arkansas and FERC jurisdictions.

        At December 31, 2012, our Missouri, Kansas and Oklahoma fuel and purchased power costs were over-recovered by $4.0 million, which is reflected as a regulatory liability.

        We receive the renewable attributes associated with the power purchased through our purchased power agreements with Elk River Windfarm LLC and Cloud County Windfarm, LLC. These renewable attributes are converted into renewable energy credits, which are considered inventory, and recorded at zero cost (See Note 11). Revenue from the sale of renewable energy credits reduces fuel and purchased power expense.

        We have a Stipulation and Agreement with the MPSC granting us authority to manage our SO2 allowance inventory in accordance with our SO2 Allowance Management Policy (SAMP). The SAMP allows us to exchange banked allowances for future vintage allowances and/or monetary value and, in extreme market conditions, to sell SO2 allowances outright for monetary value. We have not yet exchanged or sold any allowances. We classify our allowances as inventory and they are recorded at cost, with allocated allowances being recorded at zero cost. The allowances are removed from inventory on a FIFO basis, and used allowances are considered to be a part of fuel expense (See Note 11).

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Postretirement Benefits (OPEB)

        We have regulatory treatment for our OPEB costs similar to the treatment described above for pension costs. This includes the use of a market-related value of assets, the amortization of unrecognized gains or losses into actuarial expense over ten years and the recognition of regulatory assets and liabilities as described above.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

"actuarially equivalent" to the prescription drug benefits provided under Medicare and have been certified as such.

        Additional guidance in the ASC on employers' accounting for defined benefit pension and other postretirement plans requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Pension and other postretirement employee benefits tracking mechanisms are utilized to allow for future rate recovery of these obligations. We record these as regulatory assets on the balance sheet rather than as reductions of equity through comprehensive income (See Note 8).

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

Other Noncurrent Liabilities

        Other noncurrent liabilities are comprised of accruals and other accounting estimates not sufficiently large enough to merit individual disclosure. At December 31, 2012, the balance of other noncurrent liabilities is primarily comprised of accruals for self-insurance, customer advances for construction and asset retirement obligations.

Cash & Cash Equivalents

        Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. It also includes checks and electronic funds transfers that have been issued but have not cleared the bank, which are also reflected in current accrued liabilities and were $19.7 million and $16.6 million at December 31, 2012 and 2011, respectively.

Restricted Cash

        As part of our Plum Point ownership agreement, we are required to have funds available in an escrow account which guarantees payment of certain operating and construction costs. The cash is held at a financial institution and restricted as to withdrawal or use. The restrictions on these funds related to construction costs, which were approximately $2.5 million at December 31, 2012 and 2011, respectively,

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were released by all parties in January 2013. The amounts restricted for operating costs, which were $1.8 million at December 31, 2012 and 2011, may increase or decrease based on an annual review.

Fuel, Materials and Supplies

        Fuel, materials and supplies consist primarily of coal, natural gas in storage and materials and supplies, which are reported at average cost. These balances are as follows (in thousands):

	2012	2011
Electric fuel inventory	$27,954	$27,431
Natural gas inventory	4,776	6,346
Materials and supplies	29,140	28,462

TOTAL	$61,870	$62,239

Income Taxes

        Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates (See Note 9).

        Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the properties to which they relate. The longest remaining amortization period for investment tax credits is approximately 51 years.

Accounting for Uncertainty in Income Taxes

        In 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the ASC guidance on accounting for income taxes. We file consolidated income tax returns in the U.S. federal and state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. At December 31, 2012 and 2011, our balance sheet did not include any unrecognized tax benefits. We do not expect any material changes to unrecognized tax benefits within the next twelve months. We recognize interest accrued and penalties related to unrecognized tax benefits in other expenses.

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

	2012	2011	2010
Weighted Average Number Of Shares
Basic	42,256,641	41,851,759	40,544,802
Dilutive Securities:
Performance-based restricted stock awards	14,500	18,222	14,991
Dividend equivalents	6,329	9,585	12,558
Employee stock purchase plan	1,996	3,815	7,170
Stock options	3,160	3,240	—
Time-based restricted stock awards	1,820	807	—

Total dilutive securities	27,805	35,669	34,719

Diluted weighted average number of shares	42,284,446	41,887,428	40,579,521

Antidilutive Shares	128,500	128,500	74,800

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Property, Plant and Equipment

        Our total property, plant and equipment are summarized below (in thousands).

	December 31,
	2012	2011
Electric plant
Production	$1,034,114	$1,023,154
Transmission	251,769	232,390
Distribution	766,026	719,731
General(1)	111,963	87,933

Electric plant	2,163,872	2,063,208
Less accumulated depreciation and amortization(2)	651,627	610,084

Electric plant net of depreciation and amortization	1,512,245	1,453,124
Construction work in progress	55,957	23,494

Net electric plant	1,568,202	1,476,618
Gas plant	69,851	66,918
Less accumulated depreciation and amortization	12,940	10,851

Gas plant net of accumulated depreciation	56,911	56,067
Construction work in progress	184	79

Net gas plant	57,095	56,146
Water plant	12,316	11,540
Less accumulated depreciation and amortization	4,440	4,158

Water plant net of depreciation and amortization	7,876	7,382
Construction work in progress	1	126

Net water plant	7,877	7,508
Other
Fiber	37,983	34,984
Less accumulated depreciation and amortization	13,730	12,046

Non-regulated net of depreciation and amortization	24,253	22,938
Construction work in progress	205	442

Net non-regulated property	24,458	23,380

TOTAL NET PLANT AND PROPERTY	$1,657,632	$1,563,652

(1)
Includes intangible property of $36.4 and $22.1 million as of December 31, 2012 and 2011, respectively, primarily related to capitalized software and investments in facility upgrades owned by other utilities. Accumulated amortization related to this property in 2012 and 2011 was $10.7 and $9.9 million respectively.

(2)
Includes regulatory amortization of $37.3 million as of December 31, 2012 and 2011, resulting from our regulatory plan (See Note 3 for additional discussion of our regulatory plan).

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below summarizes the total provision for depreciation and the depreciation rates for continuing operations, both capitalized and expensed, for the years ended December 31 (in thousands):

	2012	2011	2010
Provision for depreciation
Regulated — Electric and Water	$57,467	$54,628	$49,254
Regulated — Gas	3,602	3,485	3,046
Non-Regulated	1,538	1,807	1,641

TOTAL	62,607	59,920	53,941
Amortization(1)	1,041	7,445	8,347

TOTAL	$63,648	$67,365	$62,288

(1)
Includes $6.6 million, and $7.5 million of regulatory amortization for 2011 and 2010, respectively. This was granted by the MPSC effective January 1, 2007 and updated August 23, 2008, and September 10, 2010. This regulatory amortization terminated as of June 15, 2011 as a result or our 2010 Missouri rate case.

	2012	2011	2010
Annual depreciation rates
Electric and water	2.8%	2.7%	2.8%
Gas	5.4%	5.5%	5.1%
Non-Regulated	4.2%	5.4%	5.3%
TOTAL COMPANY	2.9%	2.9%	2.9%

        The table below sets forth the average depreciation rate for each class of assets for each period presented:

	2012	2011	2010
Annual Weighted Average Depreciation Rate
Electric fixed assets:
Production plant	2.0%	2.1%	2.0%
Transmission plant	2.4%	2.3%	2.4%
Distribution plant	3.6%	3.6%	3.6%
General plant	5.9%	6.1%	6.2%
Water	2.7%	2.7%	2.7%
Gas	5.4%	5.5%	5.1%
Non-regulated	4.2%	5.4%	5.3%

3.     Regulatory Matters

Regulatory Assets and Liabilities and Other Deferred Credits

Tornado

        The Missouri Public Service Commission (MPSC) approved a joint settlement agreement allowing us to defer actual incremental operating and maintenance expenses associated with the repair, restoration and rebuilding activities resulting from the tornado which hit our service territory on May 22, 2011. In addition, depreciation related to the capital expenditures will be deferred and a carrying charge will be

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued. These amounts, which were approximately $3.3 million as of December 31, 2012, have been recorded as a regulatory asset.

Construction Accounting

        Construction accounting, as approved by the MPSC in our 2005 regulatory plan, permitted the deferral of charges for depreciation, operations and maintenance and carrying costs related to the operation of Iatan 1 and Iatan 2 until they were ultimately included in our rates. Construction accounting was also applied to Plum Point construction costs incurred subsequent to February 28, 2010. All of these deferrals began at the plants' respective in-service dates, and ended when recovery began in rates. All of these deferrals are being amortized over the life of the plants beginning on June 15, 2011, the effective date of rates for our 2010 Missouri rate case. As of December 31, 2012 these deferrals totaled $16.1 million and were recorded as regulatory assets. The regulatory plan also required us to continue to defer the fuel and purchased power expense impacts of Iatan 2, which were approximately $8.2 million as of December 31, 2012 and are recorded in Current and Non-Current Regulatory Liabilities.

        As part of a stipulated agreement in our 2009 Kansas rate case, approved by the KCC on June 25, 2010, we also defered depreciation and operating and maintenance expense on both Plum Point and Iatan 2 from their respective in-service dates until the effective date for rates from the next Kansas case, which was January 1, 2012. These deferrals will be recovered over a 4 year period.

Changes

        There were no changes to regulatory assets and liabilities, with regards to their rate base inclusion or amortizable lives, from December 31, 2011 to December 31, 2012. Changes to regulatory assets and liabilities regarding their rate base inclusion or amortizable lives from December 31, 2010 to December 31, 2011 are as follows: As a result of our 2010 Missouri rate case, a tracking mechanism has been created to flow the 2010 SWPA payment, net of associated taxes, back to our customers (see Note 9). The Missouri, Kansas and Oklahoma jurisdictional portions of the payment will be amortized over ten years and reflected as a reduction to fuel expense, while the Arkansas jurisdictional portion of the 2010 SWPA payment will be amortized on a straight-line basis over a 50 year period. A tracking mechanism was also created by Missouri related to the Plum Point, Iatan 2 and Iatan Common plant operating expenses. The Missouri tracker is to exclude consumables and SO2 allowances which are recovered through the fuel adjustment clause. A regulatory asset or liability will be recorded for the difference between the Missouri jurisdictional portion of actual expenses and the annual recovery allowance with a corresponding charge or credit to regulated operating expense.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the components of our regulatory assets and regulatory liabilities on our consolidated balance sheet (in thousands).

	December 31,
	2012	2011
Regulatory Assets:
Under recovered purchased gas costs — gas segment — current	$1,689	$211
Under recovered electric fuel and purchased power costs — current	1,196	7,513
Other	3,492	4,115

Regulatory assets, current(1)	6,377	11,839

Pension and other postretirement benefits(2)	136,480	121,058
Income taxes	48,759	49,631
Deferred construction accounting costs(3)	16,277	16,717
Unamortized loss on reacquired debt	11,078	10,138
Unsettled derivative losses — electric segment	6,557	7,839
System reliability — vegetation management	8,340	5,908
Storm costs(4)	4,223	4,990
Asset retirement obligation	4,430	3,571
Customer programs	3,916	2,968
Unamortized loss on interest rate derivative	989	1,147
Other	584	1,338
Under recovered purchased gas costs — gas segment	—	1,281
Deferred operating and maintenance expense	2,011	990
Under recovered electric fuel and purchased power costs	314	231

Regulatory assets, long-term	243,958	227,807

TOTAL REGULATORY ASSETS	$250,335	$239,646

Regulatory Liabilities
SWPA payment for Ozark Beach lost generation	$2,774	$2,833
Other	315	317

Regulatory liabilities, current(1)	3,089	3,150

Costs of removal	83,368	73,562
SWPA payment for Ozark Beach lost generation	19,467	22,242
Income taxes	11,972	12,337
Deferred construction accounting costs — fuel	8,011	8,156
Unamortized gain on interest rate derivative	3,371	3,541
Pension and other postretirement benefits(5)	2,007	2,939
Over recovered electric fuel and purchased power costs	5,826	2,513
Other	247	—

Regulatory liabilities, long-term	134,269	125,290

TOTAL REGULATORY LIABILITIES	$137,358	$128,440

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

(3)	Balances as of December 31, 2012	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
	Iatan 1	$2,678	1,339	1,622	$5,639
	Iatan 2	$3,821	4,155	2,685	$10,661
	Plum Point	$64	195	158	$417

	Total				$16,717

	Balances as of December 31, 2011	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
	Iatan 1	$2,728	1,363	1,652	$5,743
	Iatan 2	$3,891	4,271	2,728	$10,890
	Plum Point	$65	239	158	$462

	Total				$17,095

(4)
Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado.

(5)
Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension and other postretirement benefit costs. Since January 1, 2012, regulatory liabilities and corresponding expenses have been reduced by approximately $0.9 million as a result of ratemaking treatment.

        Unamortized losses on debt and losses on interest rate derivatives are not included in rate base, but are included in our capital structure for rate base purposes. The remainder of our regulatory assets are not included in rate base, generally because they are not cash items or they are earning carrying costs. However, as of December 31, 2012, the costs of all of our regulatory assets are currently being recovered except for approximately $130.3 million of pension and other postretirement costs primarily related to the unfunded liabilities for future pension and OPEB costs. The amount and timing of recovery of this item will be based on the changing funded status of the pension and OPEB plans in future periods.

        The regulatory income tax assets and liabilities are generally amortized over the average depreciable life of the related assets. The loss on reacquired debt and the loss and gain on interest rate derivatives are amortized over the life of the related new debt issue, which currently ranges from 1 to 28 years. The unrecovered fuel costs are generally recovered within a year following their recognition. Severe storm costs and the Asbury five-year maintenance costs are recovered over five years. Pension and other postretirement benefit tracking mechanisms are recovered over a five year period. The cost of removal regulatory liability is amortized as removal costs are incurred.

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

        The following table sets forth information regarding electric and water rate increases since January 1, 2010:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri — Water	May 21, 2012	$450,000	25.5%	November 23, 2012
Missouri — Electric	September 28, 2010	$18,700,000	4.70%	June 15, 2011
Missouri — Electric	October 29, 2009	$46,800,000	13.40%	September 10, 2010
Kansas — Electric	June 17, 2011	$1,250,000	5.20%	January 1, 2012
Kansas — Electric	November 4, 2009	$2,800,000	12.40%	July 1, 2010
Oklahoma — Electric	June 30, 2011	$240,722	1.66%	January 4, 2012
Oklahoma — Electric	January 28, 2011	$1,063,100	9.32%	March 1, 2011
Oklahoma — Electric	March 25, 2010	$1,456,979	15.70%	September 1, 2010
Arkansas — Electric	August 19, 2010	$2,104,321	19.00%	April 13, 2011
Missouri — Gas	June 5, 2009	$2,600,000	4.37%	April 1, 2010

Electric Segment

Missouri

2012 Rate Case

        On July 6, 2012, we filed a rate increase with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in base rate revenues of approximately $30.7 million, or 7.56%, and the continuation of the fuel adjustment clause. After factoring in the fuel adjustment clause revenue of $8.6 million paid by customers during the rate case test year, the impact of the requested annual increase in base rates is approximately $22.1 million, or 5.3%. This request was primarily designed to recover operation and maintenance expenses and capital costs associated with the May 22, 2011 tornado, Southwest Power Pool transmission charges allocated to us, operating systems replacement costs for new software systems, vegetation management costs and new depreciation rates. We are also requesting recovery of a regulatory asset related to the tax benefits of cost of removal, which was approximately $9.6 million at December 31, 2012. We asked the MPSC to implement the $6.2 million portion of the case related to the May 2011 tornado recovery costs and the post-May 2011 cost of service through interim rates. On July 23, 2012, the MPSC suspended the interim rate tariffs and scheduled an evidentiary hearing on September 10, 2012. On October 31, 2012, we received an order rejecting our request for interim tariffs. On February 15, 2013, the MPSC issued an order to delay the procedural schedule, indicating we reached an agreement in principle with the parties to our case. The

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

order also indicated a joint stipulation is anticipated to be filed with the MPSC as early as February 22, 2013, and is still subject to final approval by the MPSC. Details of the stipulation are confidential until it is filed with the MPSC. We do not anticipate the outcome to have a materially negative impact on our financial statements.

        The construction costs for our Plum Point Energy Station and Iatan 1 and 2 generating facilities, currently being recovered in rates, are subject to prudency reviews by our regulators. The prudency of these construction costs, as well as other matters previously deferred by the MPSC to future proceedings, were not addressed in our 2010 Missouri rate case, but could be addressed in our current rate proceeding.

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

2010 Rate Case

        On September 28, 2010, we filed a rate increase request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $36.5 million, or 9.2% to recover the Iatan 2 costs and other cost of service items not included in our 2009 Missouri rate case, effective September 10, 2010. A settlement agreement among the parties to the case was reached and filed with the MPSC on May 27, 2011 reflecting an overall annual increase in rates of $18.7 million, or approximately 4.7% effective on June 15, 2011. Due to rate design changes, this rate increase, however, primarily impacts our winter season rates which generally run from October through May. Also as part of the settlement, regulatory amortization expense of $14.5 million annually and construction accounting terminated as of June 15, 2011. The MPSC approved the settlement agreement on June 1, 2011 and the new rates were effective on June 15, 2011. The approved settlement included authorization of a tracker mechanism for the SWPA payment associated with the capacity restrictions to be implemented for our Ozark Beach hydro facility. We agreed to flow the SWPA payment, net of tax, back to our customers over a ten year period using a tracker mechanism resulting in an annual decrease to expenses of approximately $1.4 million. The settlement agreement also allowed for a tracker mechanism related to Plum Point, Iatan 2 and Iatan common plant operating expenses. We will record a regulatory asset or liability for the difference between actual expenses (excluding fuel and fuel related expenses) and the amount of expense included in base rates.

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

        A stipulated agreement was filed on May 12, 2010, calling for an annual increase of $46.8 million, provided the Plum Point Generating Station met its in-service criteria by August 15, 2010. If the in-service criteria were not met by such date, a base rate increase of $33.1 million was stipulated. The Plum Point Generating Station completed its in-service criteria testing on August 12, 2010, with an in-service date of

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

August 13, 2010, thus new rates, providing for the full increase of $46.8 million, were effective September 10, 2010. The $46.8 million authorized increase in annual revenues includes $36.8 million in base rate revenue and $10.0 million in regulatory amortization. The regulatory amortization, which is treated as additional book depreciation for rate-making purposes and is reflected in the financial statements, was granted to provide additional cash flow through rates. This regulatory amortization is related to our investments in facilities and environmental upgrades completed during the 2005-2010 construction cycle. As agreed in our regulatory plan, we used construction accounting for our Iatan 2 project. As noted above, regulatory amortization expense of $14.5 million annually and construction accounting terminated as of June 15, 2011 as a result of our 2010 rate case (See Note 3 and Note 11). We also agreed to commence an eighteen year amortization of a deferred asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981 to 2008 and totaled approximately $11.1 million. We had previously recorded a regulatory asset expecting to recover these benefits from customers in future periods. We estimated the portion of the amortization period where rate recovery would no longer be probable for this item and wrote off approximately $1.2 million in the first quarter of 2010. Amortization of the remaining regulatory tax asset began during the third quarter of 2011 (See Note 9).

Tornado Recovery

        On June 6, 2011, we filed an Accounting Authority Order with the MPSC requesting authorization to defer expenses associated with the tornado and to allow for recovery of the loss of the fixed cost component included in our rates resulting from the lost sales. On June 23, 2011, Praxair, Inc. and Explorer Pipeline Company filed as intervenors with the MPSC, who granted their request on July 6, 2011. On November 15, 2011, following extensive negotiations, the parties filed a joint settlement agreement with the MPSC allowing us to defer actual incremental operating and maintenance expenses associated with the repair, restoration and rebuilding activities resulting from the tornado. In addition, depreciation related to the capital expenditures will be deferred and a carrying charge will be accrued. In the event that an electric rate request is filed in Missouri by June 1, 2013, a ten-year amortization of the deferral will begin. The settlement does not include deferral of the fixed cost component associated with the reduction in customers served by us as a result of the tornado. On November 30, 2011, the MPSC issued an order approving the settlement agreement, effective December 7, 2011. Approximately $3.3 million has been deferred under this agreement.

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

Oklahoma

        On March 25, 2010, we requested a capital cost recovery rider (CCRR) at the OCC. The rider was designed to recover the carrying costs on our capital investment for generation, transmission and distribution assets that have been added to the system since our last Oklahoma general rate case (May 2003), as well as investments made on an ongoing basis. As requested, the operation of the CCRR would have increased our operating revenue by approximately $3 million, or approximately 33%, in Oklahoma in a series of three steps to be followed with a general rate case in 2011. On August 30, 2010, we were granted a two-phase Capital Reliability Rider (CRR) by the OCC. The first phase of the rider was put into place for Oklahoma customers for usage on and after September 1, 2010, and resulted in an overall annual base revenue increase of approximately $1.5 million, or 15.7%. In total, the CRR revenue was specifically limited by the OCC to an overall annual revenue increase of $2.6 million, or 27.67% increase. On January 28, 2011 we requested the approval by the OCC of the phase 2 rates of the CRR. We requested an additional $1.1 million, which brought the total annual revenue under the OCC to approximately $2.5 million. On June 30, 2011, we filed a request with the OCC for an annual increase in base rates for our Oklahoma electric customers in the amount of $0.6 million, or 4.1% over the base rate and CRR revenues that were currently in effect. A stipulation and agreement, reached by all parties participating in the case, was filed on November 16, 2011. This agreement, which was approved by the OCC on January 4, 2012, made rates previously collected under the CRR permanent, and will result in a net overall increase of total annual revenues of $0.2 million, or approximately 1.66%. The agreement also removes fuel and purchase power costs from base rates. Fuel and purchase power costs will be listed as a separate line item, identified as the Fuel Adjustment Charge, on customer bills.

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

FERC

        On May 18, 2012, we filed with the Federal Energy Regulatory Commission (FERC) proposed revisions to our Open Access Transmission Tariff to implement an annual cost-based transmission formula rate to be effective August 1, 2012. The state of Missouri, the Kansas Corporation Commission, Kansas Electric Power Cooperative Inc. and, as a group, the cities of Monett, Mount Vernon, Lockwood and Chetopa filed motions to intervene and requested the FERC suspend the effective date of the filing for a maximum of five months and set the filing for hearing and settlement procedures. On July 31, 2012, the FERC suspended the rate for five months and set the filing for hearing and settlement procedures. These rates became effective, subject to refund, on January 1, 2013.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On March 12, 2010, we filed new annual GFR tariffs with the FERC which we propose to be utilized for our wholesale customers. On May 28, 2010, the FERC issued an order that conditionally approved our GFR filing subject to refund effective June 1, 2010. On September 15, 2010, the parties agreed to a settlement in principle and on May 24, 2011, we, the Missouri Public Utility Alliance and the cities of Monett, Mt. Vernon and Lockwood, Missouri filed a Settlement Agreement and Offer of Settlement with the FERC. We refunded approximately $1.3 million, including interest, in November 2011 as a result of this settlement. A GFR update will be completed annually for rates effective June 1.

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

COMPETITION AND MARKETS

Electric Segment

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

        Day Ahead Market:    On April 28, 2009, the SPP Regional State Committee (SPP RSC), whose members include state commissioners from our four state commissions, and the SPP Board of Directors (SPP BOD) endorsed a cost benefit report that recommended the SPP RTO move forward with the development of a day-ahead market with unit commitment and co-optimized ancillary services market (Day-Ahead Market or Integrated Marketplace). Implementation of the SPP's Integrated Marketplace is scheduled for March 2014, which will replace the existing EIS market described above. As part of the Integrated Marketplace, the SPP RTO will create, prior to implementation of such market; a single NERC approved balancing authority to take over balancing authority responsibilities for its members, including Empire, which is expected to provide operational and economic benefits for our customers. Our implementation preparedness, as well as SPP and its other members, of the Integrated Marketplace is well underway, including the finalization of FERC's Integrated Marketplace compliance requirements for SPP's Open Access Transmission Tariff (OATT). On December 10, 2012, the Arkansas Public Service Commission approved our continued participation in the SPP RTO, which included full participation in the SPP Integrated Market Place. In early 2012, we filed before the Missouri Public Service Commission for our continued participation in the SPP RTO. We expect the case to be scheduled and concluded in mid to late 2013.

        SPP Regional Transmission Development:    On October 27, 2009, the SPP BOD endorsed a new transmission cost allocation method to replace the existing FERC accepted cost allocation method for new transmission facilities needed to continue to reliably and economically serve SPP customers, including ours, well into the future. On April 19, 2010, SPP filed revisions to its open access transmission pro forma tariff (OATT) to adopt a new highway/byway cost allocation methodology which require SPP BOD

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approved transmission projects of 300 kV or larger to be funded by the region at 100%, transmission projects between 100 kV and 300 kV to receive 33% regional funding with individual constructing zones to pay 67% of those projects built within the zone. For projects under 100kV, the constructing zones would pay 100% of the cost. On May 17, 2010, we filed a joint protest at the FERC with other SPP members based on our disagreement with the SPP on the allocation percentages and various other issues. On June 17, 2010, the FERC unconditionally approved the new highway/byway cost allocation method. We and other members of the SPP filed a Request for Rehearing on July 19, 2010. On October 20, 2011, the FERC issued its Order on Rehearing denying our request to review various aspects of its June 17, 2010 order. In mid December 2011, we, along with the other SPP member joint protestors, filed a Petition for Review and Motion for Stay of Procedures with the U. S. Court of Appeals for the Eight Circuit. We are concerned with the SPP's authority, pursuant to the FERC order, to allocate to us the costs of transmission projects from which we would receive either no benefits or benefits that are not roughly commensurate with the allocated costs. We requested a stay of procedures in order to allow the SPP to complete its efforts to adopt a method satisfactory to us for analyzing the reasonableness of the highway/byway cost allocation approach and an effective remediation process for imbalanced cost allocation. On December 16, 2011, the Eighth Circuit U.S. Court of Appeals granted our petition and stay request. On April 4, 2012, we and the other petitioners filed a status report and motion for voluntary dismissal of the petition. Our decision to dismiss the petition was warranted based on the January 2012 approvals of the SPP Board of Directors (BOD) and Regional State Committee for SPP to implement the review process in 2013. SPP's regional cost allocation review and imbalance analysis is underway with initial results to be presented in mid 2013. On April 5, 2012, the Eighth Circuit granted our motion to dismiss and, on April 10, 2012, amended their judgment of the granting of dismissal to clarify that such dismissal would not preclude us from raising similar concerns of any future FERC order. To date, the SPP's BOD has approved $2.8 billion in highway/byway transmission projects to be constructed by 2022 with an additional $745 million to be approved during the first quarter of 2013. As these projects are constructed, we will be allocated a share of the costs of the projects pursuant to the FERC accepted highway/byway regional cost allocation method. We expect that these operating costs will be material, but that they will be recoverable in future rates.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On July 21, 2011, the FERC issued Order No. 1000 (Transmission Planning and Cost Allocation by Transmission Owning and Operating Public Utilities). Order 1000 requires all public utility transmission providers to (among other things) facilitate non-incumbent transmission developer participation in regional transmission planning by removing from FERC-approved tariffs and agreements any language creating a federal ROFR for an incumbent transmission provider to construct transmission facilities selected in a regional transmission plan for cost allocation. On May 17, 2012, the FERC issued Order No. 1000-A setting forth additional clarifications and guidelines for Order 1000 compliance. On October 18, 2012, the FERC issued Order 1000-B, reaffirming its Order 1000 and 1000-A requirements and clarifications. As an incumbent transmission owning member of the SPP RTO, this could directly affect our rights to build transmission facilities within our service territory. A second key element of Order 1000 and Order 1000-A directed transmission providers to develop policy and procedures for interregional transmission coordination and interregional cost allocation. Since we are on the southeastern seam of the SPP, this policy will most likely have a direct impact on our customers, primarily through a potential reduction to our production costs as a result of greater access to lower cost power from within the SPP, and across this seam and the possible reduction because of the cost sharing for new transmission projects. SPP stakeholder processes have commenced to determine the policy and tariff provisions for the compliance filings and we will continue to participate in the SPP processes to understand the impact of Orders 1000, 1000-A and 1000-B on our ability to construct new facilities within our service territory as well as their influence on promoting construction of transmission projects on or near our borders with our neighbors. A compliance filing by the SPP to address the ROFR requirements was made in November 2012. The compliance filing for the interregional planning and cost allocation requirements of Order 1000 is expected to occur in May 2013. We and the other SPP members will be working on SPP OATT modifications and providing input to SPP related to joint operating agreement modifications needed for Order 1000 compliance.

        As a transmission owning member of the SPP RTO, Order 1000 could directly affect our rights to build transmission facilities within our service territory. The second key element of Order 1000 related to policy and procedures for interregional transmission coordination and interregional cost allocation is also significant to us and will most likely have a direct impact to our customers since we are on the southeastern seam of the SPP. Such impacts could be primarily through potential reductions to our production costs as a result of greater access to lower cost power from within the SPP, and across the seams, and the beneficial cost sharing for new interregional type transmission projects. We will continue to participate in the SPP stakeholder processes to understand the impact of Order 1000 on our ability to construct new facilities within our service territory as well as its influence on promoting construction of transmission projects on/near our borders with our neighbors.

        On April 23, 2012, we intervened in the SPP's Petition for Review (Case No. 12-1158) of FERC's Orders on Declaratory Order and Rehearing (Docket No. EL11-34-000) on the interpretation of the SPP/MISO Joint Operating Agreement at the United States Court of Appeals for the District of Columbia. We are in agreement with SPP and other SPP members that FERC was incorrect in its determination that MISO's interpretation of the Joint Operating Agreement appropriately enables MISO and Entergy to utilize ours and other SPP members transmission systems to integrate Entergy into the MISO RTO without compensation or consideration of the negative impacts to us and the other SPP members. On June 25, 2012, the SPP interveners made a joint intervention filing at the DC court and a joint brief in October 2012 and reply brief on January 14, 2013. It is in our best interests that the review of the Joint Operating Agreement between SPP and MISO be remanded back to FERC to reevaluate its Orders. Based on the current terms and conditions of MISO membership, Entergy's participation in MISO will not be beneficial to our customers as it will increase transmission delivery costs for our Plum Point power station as well as utilize our transmission system without compensation. In late 2012, ITC Holdings and

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Entergy announced the sale of transmission assets to ITC and formation of new ITC transmission only companies. Subsequently, ITC, Entergy, and MISO made multiple filings at the FERC for the transfer of ownership of Entergy's transmission facilities as well as full integration into the MISO RTO. We and several other SPP members jointly filed in protest of the filings on January 11, 2013, based on Entergy and MISO's planned utilization of our and the other SPP members' system without mitigation or resolution of the current and expected harm of MISO's interpretation/use of the joint operating agreement to implement the integration. We expect the FERC process to resolve the issues to occur in 2013 as Entergy's planned integration is scheduled for late 2013.

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

Other — Rate Matters

        In accordance with ASC guidance on regulated operations, we currently have deferred approximately $1.8 million of expense related to rate cases under other non-current assets and deferred charges. These amounts will be amortized over varying periods based upon the completion of the specific cases. Based on past history, we expect all these expenses to be recovered in rates.

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

        We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable years ended December 31 (in thousands):

	2012	2011	2010
Compensation expense	$1,863	$1,765	$3,193
Tax benefit recognized	649	614	1,160

Stock Incentive Plans

        Our 2006 Stock Incentive Plan (the 2006 Incentive Plan) was adopted by shareholders at the annual meeting on April 28, 2005 and provides for grants of up to 650,000 shares of common stock through January 2016. The 2006 Stock Incentive Plan permits grants of stock options and restricted stock to qualified employees and permits Directors and, if approved by the Compensation Committee of the Board of Directors, qualified employees to receive common stock in lieu of cash. Certain executive officers and

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other senior managers applied to receive annual incentive awards related to 2010, 2011 and 2012 performance in the form of Empire common stock rather than cash. These requests were granted by the Compensation Committee of the Board of Directors under the terms of our 2006 Stock Incentive Plan. The terms and conditions of any option or stock grant are determined by the Board of Directors Compensation Committee, within the provisions of these Stock Incentive Plans.

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

        No shares of time-vested restricted stock were granted in 2012 as a result of the limitation on incentive compensation in place in 2011. A summary of time vested restricted stock activity under the plan for 2011 and 2012 is presented in the table below:

	December 31, 2012		December 31, 2011
	Number of shares	Weighted Average Fair Market Value	Number of shares	Weighted Average Fair Market Value
Outstanding at January 1,	3,433	$21.84	—	$—
Granted	—	—	10,200	$21.84
Vested	—	—	794	$19.32
Distributed	(133)	$20.13	(661)	$21.02
Forfeited	—	—	(6,106)	$—
Vested but not distributed	—	—	133	$20.13
Outstanding at December 31,	3,300	$20.358	3,433	$21.84

        All time-vested restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The cost of the awards is generally recognized over the requisite (explicit) service period.

Performance-Based Restricted Stock Awards

        Performance-based restricted stock awards are granted to qualified individuals consisting of the right to receive a number of shares of common stock at the end of the restricted period assuming performance criteria are met. The performance measure for the award is the total return to our shareholders over a three-year period compared with an investor-owned utility peer group. The threshold level of performance under the 2010, 2011 and 2012 grants was set at the 20th percentile level of the peer group, target at the 50th percentile level, and the maximum at the 80th percentile level. Shares would be earned at the end of the three-year performance period as follows: 100% of the target number of shares if the target level of performance is reached, 50% if the threshold is reached, and 200% if the percentile ranking is at or above the maximum, with the number of shares interpolated between these levels. However, no shares would be

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payable if the threshold level is not reached. As noted previously, all performance-based restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The fair value of the outstanding restricted stock awards was estimated as of December 31, 2012, 2011 and 2010 using a Monte Carlo option valuation model. The assumptions used in the model for each grant year are noted in the following table:

	Fair Value of Grants Outstanding at December 31,
	2012	2011	2010
Risk-free interest rate	0.16% to 0.25%	0.12% to 0.23%	0.30% to 0.62%
Expected volatility of Empire stock	20.6%	23.8%	26.9%
Expected volatility of peer group stock	12.4% to 29.2%	15.7% to 57.4%	21.7% to 82.7%
Expected dividend yield on Empire stock	4.9%	4.7%	6.5%
Expected forfeiture rates	3%	3%	3%
Plan cycle	3 years	3 years	3 years
Fair value percentage	18.0% to 96.0%	51.0% to 75.0%	138.0% to 193.7%
Weighted average fair value per share	$10.94	$13.67	$37.17

        Non-vested restricted stock awards (based on target number) as of December 31, 2012, 2011 and 2010 and changes during the year ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	37,400	$19.28	47,500	$19.86	52,200	$21.57
Granted	10,000	$20.97	10,900	$21.84	13,000	$18.36
Awarded	(7,823)	$18.12	(39,621)	$21.92	(15,104)	$23.81
Awarded in excess of target	—	$—	18,621	$21.92
Not awarded	(5,677)	$18.12	—	$—	(2,596)	$—

Nonvested at December 31,	33,900	$20.25	37,400	$19.28	47,500	$19.86

        At December 31, 2012 and 2011, unrecognized compensation expense related to estimated outstanding awards was $0.1 million and $0.1 million, respectively.

Stock Options

        Beginning in 2011, we began issuing time-vested restricted stock in lieu of stock options and dividend equivalents. Stock options were issued with an exercise price equal to the fair market value of the shares on the date of grant, become exercisable after three years and expire ten years after the date granted. Participants' options that are not vested become forfeited when participants leave Empire except for terminations of employment under certain specified circumstances. Dividend equivalent awards were also issued to the recipients of the stock options under which dividend equivalents will be accumulated for the three-year period until the option becomes exercisable. Dividend equivalents cease to be accumulated on the date that a participant leaves Empire, and the accumulated dividend equivalents are forfeited when a participant leaves the Company, except for terminations of employment under certain specified circumstances. There were no stock options or dividend equivalents granted in 2012 or 2011. The fair value per dividend equivalent grant for 2010 and outstanding at December 31, 2012, was $2.92.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        As noted previously, all outstanding stock option awards are classified as liability instruments, which must be revalued each period until settled. Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of December 31, 2012, 2011 and 2010, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at December 31,
	2012	2011	2010
Risk-free interest rate	0.11% to 0.44%	0.12% to 0.72%	0.45% to 2.34%
Dividend yield	4.9%	4.7%	6.5%
Expected volatility	24.0%	25.0%	23.0%
Expected life in months	78	78	78
Market value	$20.38	$21.09	$22.20
Weighted average fair value per option	$1.34	$2.08	$2.02

        A summary of option activity under the plan during the years ended December 31, 2012, 2011 and 2010 is presented below:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	190,300	$21.56	267,400	$21.69	232,600	$22.19
Granted	0	$—	0	$—	34,800	$18.36
Exercised	27,000	$18.12	77,100	$22.02	—	$—

Outstanding at December 31,	163,300	$22.13	190,300	$21.56	267,400	$21.69

Exercisable, end of year	128,500	$23.15	128,500	$23.15	149,200	$23.04

        The intrinsic value of the unexercised options is the difference between the Company's closing stock price on the last day of the period and the exercise price multiplied by the number of in-the-money options, had all option holders exercised their options on the last day of the period. The intrinsic value is

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Aggregate intrinsic value (in millions)	$0.1	$0.2	$0.3
Weighted-average remaining contractual life of outstanding options	3.2 years	5.1 years	6.6 years
Range of exercise prices	$18.36 to $23.81	$18.12 to $23.81	$18.12 to $23.81
Total unrecognized compensation expense (in millions) related to non-vested options and related dividend equivalents granted under the plan	Less than $0.1	$0.1	$0.2
Recognition period	1 month	1 year	1 – 3 years

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of December 31, 2012, there were 195,873 shares available for issuance in this plan.

	2012		2011	2010
Subscriptions outstanding at December 31,	70,850		70,756	71,326
Maximum subscription price	$17.95	(1)	$17.27	$16.06
Shares of stock issued	65,919		69,229	66,723
Stock issuance price	$17.27		$16.06	$14.62

(1)
Stock will be issued on the closing date of the purchase period, which runs from June 1, 2012 to May 31, 2013.

        Assumptions for valuation of these shares are shown in the table below.

	2012	2011	2010
Weighted average fair value of grants	$3.19	$3.17	$2.28
Risk-free interest rate	0.17%	0.18%	0.35%
Dividend yield	5.00%	2.60%	7.20%
Expected volatility(1)	24.00%	22.00%	17.00%
Expected life in months	12	12	12
Grant date	6/1/12	6/1/11	6/1/10

(1)
One-year historic volatility

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

	2012	2011
Shares accrued to directors' accounts	143,058	133,956
Shares available for issuance	258,960	280,282

        Units accrued for service and dividends as well as units redeemed for common stock at December 31 are shown in the table below:

	2012	2011	2010
Units accrued for service and dividends	30,426	25,287	33,364
Units redeemed for common stock	21,324	31,243	6,347

401(k) Plan and ESOP

        Our Employee 401(k) Plan and ESOP (the 401(k) Plan) allows participating employees to defer up to 25% of their annual compensation up to an Internal Revenue Service specified limit. We match 50% of each employee's deferrals by contributing shares of our common stock, with such matching contributions not to exceed 3% of the employee's eligible compensation. We record the compensation expense at the time the quarterly matching contributions are made to the plan. At December 31, 2012 and 2011, there were 320,576 and 36,038 shares available to be issued, respectively.

	2012	2011	2010
Shares contributed	65,502	68,523	64,830

Dividends

        Holders of our common stock are entitled to dividends if, as, and when declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price. In response to the expected loss of revenues resulting from the May 22, 2011 tornado, our level of retained earnings and other relevant

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

factors, our Board of Directors suspended our quarterly dividend for the third and fourth quarters of 2011. On February 2, 2012, the Board of Directors re-established the dividend at $0.25 per share and declared dividends payable on March 15, 2012, June 15, 2012, September 17, 2012 and December 17, 2012. As of December 31, 2012, our retained earnings balance was $47.1 million (compared to $33.7 million at December 31, 2011) after paying out $42.3 million in dividends during 2012.

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

5.     Preferred and Preference Stock

        We have 2.5 million shares of preference stock authorized, including 0.5 million shares of Series A Participating Preference Stock, none of which have been issued. We have 5 million shares of $10.00 par value cumulative preferred stock authorized. There was no preferred stock issued and outstanding at December 31, 2012 or 2011.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Long-Term Debt

        At December 31, 2012 and 2011, the balance of long-term debt outstanding was as follows (in thousands):

	2012	2011
First mortgage bonds (EDE):
7.20% Series due 2016	$25,000	$25,000
5.3% Pollution Control Series due 2013	—	8,000
5.2% Pollution Control Series due 2013	—	5,200
5.875% Series due 2037(1)	80,000	80,000
6.375% Series due 2018(1)	90,000	90,000
4.65% Series due 2020(1)	100,000	100,000
5.20% Series due 2040(1)	50,000	50,000
7.0% Series due 2024	—	74,829
3.58% Series due 2027(1)	88,000	—
First mortgage bonds (EDG):
6.82% Series due 2036(1)	55,000	55,000

	488,000	488,029
Senior Notes, 4.50% Series due 2013(1)	98,000	98,000
Senior Notes, 6.70% Series due 2033(1)	62,000	62,000
Senior Notes, 5.80% Series due 2035(1)	40,000	40,000
Other	5,155	6,087
Less unamortized net discount	(815)	(924)

	692,340	693,192
Less current obligations of long-term debt	(415)	(641)
Less current obligations under capital lease	(299)	(292)

TOTAL LONG-TERM DEBT	$691,626	$692,259

(1)
We may redeem some or all of the notes at any time at 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest to the redemption date.

Debt Financing Activities

2012

        On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due 2033 and $120.0 million of 4.32% First Mortgage Bonds due 2043. The delayed settlement is anticipated to occur on or about May 30, 2013, subject to customary closing conditions. We expect to use the proceeds from the sale of the bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013 with the remaining proceeds to be used for general corporate purposes. The bonds have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The bonds will be issued under the EDE Mortgage.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2010

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

Shelf Registration

        We have a $400.0 million shelf registration statement with the SEC, effective February 7, 2011, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250.0 million of such securities in the form of first mortgage bonds, of which $12.0 million would remain available after giving effect to the $150.0 million of new first mortgage bonds to be issued on or about May 30, 2013. We plan to use proceeds from offerings made pursuant to this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs during the three-year effective period.

EDE Mortgage Indenture

        The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the year ended December 31, 2012 would permit us to issue approximately $609.2 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 2012, we had retired bonds and net property additions which would enable the issuance of at least $776.7 million principal amount of bonds if the annual interest requirements are met. As of December 31, 2012, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

        The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of December 31, 2012, this test would allow us to issue approximately $12.8 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

	Payments Due By Period
Long-Term Debt Payout Schedule (Excluding Unamortized Discount (in thousands)	Total	Regulated Entity Debt Obligations	Capital Lease Obligations
2013	$98,714	$98,415	$299
2014	274	—	274
2015	292	—	292
2016	25,307	25,000	307
2017	325	—	325
Thereafter	568,242	565,000	3,242

Total long-term debt obligations	693,154	$688,415	$4,739

Less current obligations and unamortized discount	1,528

TOTAL LONG-TERM DEBT	$691,626

7.     Short-Term Borrowings

        At December 31, 2012, total short-term borrowings consisted of $24.0 million in commercial paper and no borrowings from our line of credit. During 2012 and 2011 our short-term borrowings outstanding averaged (in millions)

	2012	2011
Average borrowings outstanding	$17.8	$8.8
Highest month end balance	$55.7	$18.5

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The weighted average interest rates and the weighted average interest rate of borrowings outstanding at December 31, 2012 and 2011 were:.

	2012	2011
Weighted average interest rate	1.05%	0.98%
Weighted average interest rate of borrowings outstanding	0.91%	0.85%

        On January 17, 2012, we entered into the Third Amended and Restated Unsecured Credit Agreement which amended and restated our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010. This agreement extended the termination date of the revolving credit facility from January 26, 2013 to January 17, 2017. The agreement also removes the letter of credit facility and includes a swingline loan facility with a $15 million swingline loan sublimit. The aggregate amount of the revolving credit commitments remains $150 million, inclusive of the $15 million swingline loan sublimit. In addition, the pricing and fees under the facility were amended. Interest on borrowings under the facility accrues at a rate equal to, at our option, (i) the highest of (A) the bank's prime commercial rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, plus a margin or (ii) one month, two month or three month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility is 1.25%. A facility fee is payable quarterly on the full amount of the commitments under the facility based on our current credit ratings (the fee is currently 0.25%). In addition, upon entering into the amended and restated facility, we paid an upfront fee to the revolving credit banks of $262,500 in the aggregate. There were no other material changes to the terms of the facility.

        The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of December 31, 2012, we are in compliance with these ratios. Our total indebtedness is 49.9% of our total capitalization as of December 31, 2012 and our EBITDA is 4.9 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at December 31, 2012. However, $24.0 million was used to back up our outstanding commercial paper.

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

        Annually we evaluate the discount rate, retirement age, compensation rate increases, expected return on plan assets and healthcare cost trend rate assumptions related to pension benefit and post-retirement medical plan. We utilize an interest rate yield curve to determine an appropriate discount rate. The yield curve is constructed based on the yields on over 500 high-quality, non-callable corporate bonds with maturities between zero and thirty years. A theoretical spot rate curve constructed from this yield curve is

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

then used to discount the annual benefit cash flows of the Empire pension plan and develop a single point discount rate matching the plan's payout structure. In evaluating these assumptions, many factors are considered, including, current market conditions, asset allocations, changes in demographics and the views of leading financial advisors and economists. In evaluating the expected retirement age assumption, we consider the retirement ages of past employees eligible for pension and medical benefits together with expectations of future retirement ages. It is reasonably possible that changes in these assumptions will occur in the near term and, due to the uncertainties inherent in setting assumptions, the effect of such changes could be material to the Company's consolidated financial statements. A roll forward technique is used to value the year ending pension obligations. The roll forward technique values the year-end obligation by rolling forward the beginning-of-year obligation using the demographic assumptions shown below. The economic assumptions are updated as of the end of the year. All of the benefit plans have been measured as of December 31, 2012, consistent with previous years. See Note 1.

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

        Our net pension liability increased $13.7 million and $7.6 million in 2012 and 2011, respectively. This increase was recorded as an increase in regulatory assets as we believe it is probable of recovery through customer rates based on rate orders received in our jurisdictions. Our contribution is estimated to be approximately $15.9 million for 2013. We expect future pension funding commitments to continue at least at the level of our accrued cost, as required by our regulator. The actual minimum funding requirements will be determined based on the results of the actuarial valuations and, in the case of 2014, the performance of our pension assets during 2013.

        Expected benefit payments are as follows (in millions):

Year	Payments from Trust	Payments from Company Funds
2013	$10.1	$0.3
2014	10.8	0.3
2015	11.5	0.3
2016	12.1	0.3
2017	12.6	0.3
2018 – 2022	71.2	1.6

Other Postretirement Benefits (OPEB)

        We provide certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors through trusts we have established. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our net liability increased $2.2 million and $0.6 million in 2012 and 2011, respectively. The increase was recorded as an increase in regulatory assets as we believe it is probable of recovery through customer rates based on rate orders received in our jurisdictions. Our funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $4.2 million in 2013.

        Estimated benefit payments are as follows (in millions):

Year	Payments from Trust	Expected Federal Subsidy	Payments from Company Funds
2013	$2.5	$0.3	$0.1
2014	2.8	0.3	0.2
2015	3.1	0.4	0.2
2016	3.4	0.4	0.2
2017	3.8	0.5	0.2
2018 – 2022	22.7	3.1	0.9

        The following tables set forth the Company's benefit plans' projected benefit obligations, the fair value of the plans' assets and the funded status (in thousands).

Reconciliation of Projected Benefit Obligations:

	Pension		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Benefit obligation at beginning of year	$215,088	$186,840	$4,863	$2,895	$83,226	$80,938
Service cost	6,261	5,596	51	93	2,401	2,266
Interest cost	10,258	10,405	263	183	4,037	4,383
Net actuarial (gain)/loss	25,882	20,869	1,511	1,883	6,955	(2,136)
Plan participant's contribution	—	—	—	—	910	863
Benefits and expenses paid	(9,485)	(8,622)	(323)	(191)	(3,156)	(3,261)
Federal subsidy	—	—	—	—	365	173

Benefit obligation at end of year	$248,004	$215,088	$6,365	$4,863	$94,738	$83,226

Reconciliation of Fair Value of Plan Assets:

	Pension		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$140,975	$120,353	$—	$—	$58,384	$56,730
Actual return on plan assets — gain/(loss)	17,562	(625)	—	—	7,148	279
Employer contribution	11,123	29,869	—	—	3,970	3,544
Benefits paid	(9,485)	(8,622)	—	—	(3,045)	(3,160)
Plan participant's contribution	—	—	—	—	864	826
Federal subsidy	—	—	—	—	346	165

Fair value of plan assets at end of year	$160,175	$140,975	$—	$—	$67,667	$58,384

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Funded Status:

	Pension		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Fair value of plan assets	$160,175	$140,975	$—	$—	$67,667	$58,384
Projected benefit obligations	(248,004)	(215,088)	(6,365)	(4,863)	(94,738)	(83,226)

Funded status	$(87,829)	$(74,113)	$(6,365)	$(4,863)	$(27,071)	$(24,842)

        The employee pension plan accumulated benefit obligation at December 31, 2012 and 2011 is presented in the following table (in thousands):

	Pension Benefits		SERP
	2012	2011	2012	2011
Accumulated benefit obligation	$219,659	$191,295	$6,014	$4,670

        Amounts recognized in the balance sheet consist of (in thousands):

	Pension		SERP		OPEB
	2012	2011	2012	2011	2012	2011
Accounts Payable and Accrued Liabilities	$—	$—	$313	$311	$144	$136
Pension and other postretirement benefit obligation	$87,829	$74,113	$6,052	$4,552	$26,927	$24,706

        Net periodic benefit pension cost for 2012, 2011 and 2010, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset (see Note 3), is comprised of the following components (in thousands):

Net Periodic Pension Benefit Cost:

	Pension			OPEB
	2012	2011	2010	2012	2011	2010
Service cost	$6,261	$5,596	$4,887	$2,401	$2,266	$2,138
Interest cost	10,258	10,405	10,115	4,037	4,383	4,329
Expected return on plan assets	(12,309)	(11,139)	(9,847)	(4,135)	(4,157)	(3,844)
Amortization of prior service cost(1)	531	532	531	(1,011)	(1,011)	(1,011)
Amortization of actuarial loss(1)	7,935	5,494	3,996	1,661	1,762	1,499

Net periodic benefit cost	$12,676	$10,888	$9,682	$2,953	$3,243	$3,111

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Pension Benefit Cost:

	SERP
	2012	2011	2010
Service cost	$51	$93	$70
Interest cost	263	183	153
Expected return on plan assets	—	—	—
Amortization of prior service cost(1)	(8)	(8)	(8)
Amortization of actuarial loss(1)	389	171	96

Net periodic benefit cost	$695	$439	$311

(1)
Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

        The tables below present the activity in the regulatory asset accounts for the year (in thousands).

		Amount Recognized
Regulatory Assets	Beginning Balance 12/31/11	Current Year Actuarial Loss	Amortization of Actuarial Loss	Amortization of Prior Service (Cost)/Credit	Ending Balance 12/31/12
Pension	$93,656	20,628	(7,935)	(531)	$105,818
SERP	$3,012	1,512	(389)	8	$4,143
OPEB	$17,020	3,941	(1,661)	1,011	$20,311

        The following table presents the amount of net actuarial gains / losses, transition obligations / assets and prior period service costs in regulatory assets not yet recognized as a component of net periodic benefit cost. It also shows the amounts expected to be recognized in the subsequent year. The following table presents those items for the employee pension plan and other benefits plan at December 31, 2012, and the subsequent twelve-month period (in thousands):

	Pension Benefits		SERP		OPEB
	2012	Subsequent Period	2012	Subsequent Period	2012	Subsequent Period
Net actuarial loss	$103,838	$10,361	$4,174	$416	$24,917	$2,598
Prior service cost (benefit)	1,980	531	(31)	(8)	(4,606)	(1,011)

Total	$105,818	$10,892	$4,143	$408	$20,311	$1,587

        The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits		OPEB
	2012	2011	2012	2011
Discount rate	4.00%	4.70%	4.11%	4.90%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average assumptions used to determine the net benefit cost (income) as of January 1:

	Pension Benefits			OPEB
	2012	2011	2010	2012	2011	2010
Discount rate	4.70%	5.50%	6.00%	4.90%	5.50%	6.00%
Expected return on plan assets	7.90%	8.00%	8.00%	6.65%	7.00%	7.00%
Rate of compensation increase	3.50%	4.50%	4.50%	3.50%	4.50%	4.50%

        The expected long-term rate of return assumption was based on historical return and adjusted to estimate the potential range of returns for the current asset allocation.

        The assumed 2012 cost trend rate used to measure the expected cost of healthcare benefits and benefit obligation is 7.5%. Each trend rate decreases 0.50% through 2019 to an ultimate rate of 5.0% in 2019 and subsequent years.

        The healthcare cost trend rate affects projected benefit obligations. A 1% change in assumed healthcare cost growth rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,285	$(1,001)
Effect on post-retirement benefit obligation	$14,789	$(11,882)

Fair value measurements of plan assets

        See Note 15 for a discussion of fair value measurements. The Company believes that it is appropriate for the pension fund to assume a moderate degree of investment risk with diversification of fund assets among different classes (or types) of investments, as appropriate, as a means of reducing risk. Although the pension fund can and will tolerate some variability in market value and rates of return in order to achieve a greater long-term rate of return, primary emphasis is placed on preserving the pension fund's principal. Full discretion is delegated to the investment managers to carry out investment policy within stated guidelines. The guidelines and performance of the managers are monitored by the Company's Investment Committee. The following is a description of the valuation methodologies used for assets measured at fair value using significant other observable, or significant unobservable inputs.

          Short-term investments:    Valued at cost, which approximates fair value.

          Common/Collective trusts:     Valued at the fair value estimated by Wells Fargo Bank, N.A. based on audited financials of the trusts.

          U.S. corporate and foreign issue debt:     Valued at quoted market prices when available in an active market. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

          Equity long/short hedge funds:     Valued at the net asset value reported in the annual audited financial statements and updated monthly based on changes in the value of the underlying funds reported by the fund manager.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following fair value hierarchy table presents information about the pension fund assets measured at fair value as of December 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Short term investments	$—	$2,398	$—	$2,398	1.5%
Equity securities
U.S. equity	63,655	—	—	63,655	39.7%
International equity	22,074	—	—	22,074	13.8%
Fixed income
Common collective trust	—	26,110	—	26,110	16.3%
U.S. corporate debt	—	15,518	—	15,518	9.7%
U.S. government debt	1,535	—	—	1,535	1.0%
Other types of investments
Equity long/short hedge funds	—	—	28,885	28,885	18.0%

	$87,264	$44,026	$28,885	$160,175	100.0%

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Short term investments	$—	$1,787	$—	$1,787	1.2%
Equity securities
U.S. equity	57,228	—	—	57,228	40.6%
International equity	19,151	—	—	19,151	13.6%
Fixed income
Common collective trust	—	22,904	—	22,904	16.3%
U.S. corporate debt	—	11,692	—	11,692	8.3%
U.S. government debt	794	—	—	794	0.6%
Other types of investments
Equity long/short hedge funds	—	—	27,419	27,419	19.4%

	$77,173	$36,383	$27,419	$140,975	100.0%

 Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — December 31,

	2012	2011
	Equity long/short hedge funds	Equity long/short hedge funds
Beginning Balance, January 1,	$27,419	$22,338
Actual return on plan assets:
Relating to assets still held at the reporting date	1,466	(669)
Relating to assets sold during the period	—	—
Purchases	—	5,750
Sales	—	—
Settlements	—	—
Transfers into and (out of) Level 3	—	—

Ending Balance, December 31,	$28,885	$27,419

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

OPEB

        The Company's primary investment goals for the component of the OPEB fund used to pay current benefits are liquidity and safety. The primary investment goals for the component of the OPEB fund used to accumulate funds to provide for payment of benefits after the retirement of plan participants are preservation of the fund with a reasonable rate of return. The target allocations for plan assets are 0% – 10% cash and cash equivalents, 40% – 60% fixed income securities and 40% – 60% in equity. The

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following fair value hierarchy table presents information about the OPEB fund assets measured at fair value as of December 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Cash and cash equivalents	$895	$—	$—	$895	1.3%
Fixed income
U.S. government debt	729	—	—	729	1.1%
U.S. corporate debt	—	19,437	—	19,437	28.7%
Foreign debt	—	2,250	—	2,250	3.3%
Mutual funds — fixed income	3,914	—	—	3,914	5.8%
Equity securities
U.S. equity	20,795	—	—	20,795	30.7%
International equity	1,548	—	—	1,548	2.3%
Mutual funds — equity	17,818	—	—	17,818	26.3%

	$45,699	$21,687	$—	67,836

Accrued interest & dividends				281	0.5%

				$67,667	100%

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Cash and cash equivalents	$1,536	$—	$—	$1,536	2.6%
Fixed income
U.S. government debt	1,839	—	—	1,839	3.1%
U.S. corporate debt	—	17,232	—	17,232	29.5%
Foreign debt	—	1,460	—	1,460	2.5%
Mutual funds — fixed income	2,107	—	—	2,107	3.6%
Equity securities
U.S. equity	21,080	—	—	21,080	36.1%
International equity	1,784	—	—	1,784	3.1%
Mutual funds — equity	11,075	—	—	11,075	19.0%

	$39,421	$18,692	—	58,113

Accrued interest & dividends				271	0.5%

				$58,384	100%

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Permissible Investments

        Listed below are the investment vehicles specifically permitted:

Permissible Investments

Equity		Fixed Income
•	Common Stocks	•	Cash-Equivalent Securities with a maturity
•	Preferred Stocks		of one-year or less
		•	Bonds
		•	Money Market Funds / Bank STIF Funds
		•	Certificates of Deposit in institutions with FDIC protection
		•	Corporate Bonds (minimum quality rating of A)

        The above assets can be held in commingled (mutual) funds as well as privately managed separate accounts.

        Listed below are those investments prohibited by the Investment Committee:

Prohibited Investments

•	Privately Placed Securities	•	Margin Transactions
•	Commodities Futures	•	Short Sales
•	Securities of Empire District	•	Index Options
•	Derivatives	•	Real Estate and Real Property
•	Instrumentalities in violation of the Prohibited Transactions Standards of ERISA	•	Restricted Stock

9.     Income Taxes

        Income tax expense components for the years ended December 31 are as follows (in thousands):

	2012	2011	2010
Current income taxes:
Federal	$1,552	$(8,604)	$7,713
State	708	(2,120)	1,057

TOTAL	2,260	(10,724)	8,770
Deferred income taxes:
Federal	28,210	39,096	17,942
State	4,018	6,297	4,349

TOTAL	32,228	45,393	22,291
Investment tax credit amortization	(329)	(371)	(528)

TOTAL INCOME TAX EXPENSE	$34,159	$34,298	$30,533

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Taxes

        Deferred tax assets and liabilities are reflected on our consolidated balance sheet as follows (in thousands):

	December 31,
Deferred Income Taxes	2012	2011
Current deferred tax assets, net(1)	$13,000	$6,688

Non-current deferred tax liabilities, net	301,967	263,933

NET DEFERRED TAX LIABILITIES	$288,967	$257,245

(1)
Current deferred tax assets are included in prepaid expenses and other on the face of the balance sheet.

        Temporary differences related to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
Temporary Differences	2012	2011
Deferred tax assets:
Net operating loss	$13,000	$6,688
Disallowed plant costs	1,010	1,097
Gains on hedging transactions	1,389	1,454
Plant related basis differences	21,571	21,044
Regulated liabilities related to income taxes	13,871	13,318
Carry forward of income tax credit	3,722	16,304
Pensions and other post-retirement benefits	693	—
Deferred fuel costs	785	—
Other	1,477	891

Total deferred tax assets	$57,518	$60,796

Deferred tax liabilities:
Depreciation, amortization and other plant related differences	$279,604	$253,743
Regulated assets related to income	39,553	40,555
Loss on reacquired debt	4,489	4,288
Pensions and other post-retirement benefits	—	673
Amortization of intangibles	7,009	5,929
Deferred fuel costs	—	2,662
Other	15,830	10,191

Total deferred tax liabilities	346,485	318,041

NET DEFERRED TAX LIABILITIES	$288,967	$257,245

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Income Tax Rates

        The difference between income taxes and amounts calculated by applying the federal legal rate to income tax expense for continuing operations were as follows:

Effective Income Tax Rates	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit)	3.1	3.1	3.1
Investment tax credit amortization	(0.4)	(0.4)	(0.7)
Effect of ratemaking on property related differences	(0.2)	0.2	(0.8)
Effect of Medicare part D changes	—	—	2.7
Other	0.5	0.5	(0.1)

EFFECTIVE INCOME TAX RATE	38.0%	38.4%	39.2%

Unrecognized Tax Benefits	2012	2011	2010
Unrecognized tax benefits — January 1,	$—	$359,000	$906,000
The gross amounts of increases in unrecognized tax benefits taken during prior periods	—	—	—
The gross amounts of decreases in unrecognized tax benefits taken during the period relating to positions accepted by taxing authorities	—	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	(359,000)	(547,000)

UNRECOGNIZED TAX BENEFITS — December 31,	$—	$—	$359,000

        We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of December 31, 2010 was $359,000. With the running of the statute of limitations on these unrecognized tax benefits on September 15, 2011, there are no unrecognized tax benefits at December 31, 2012 and 2011.

        As of December 31, 2012, we have federal and state income tax net operating loss (NOL) carryforwards totaling $27.2 million, which expire in 2031.

        We received $17.7 million, of investment tax credits based on our investment in Iatan 2. We utilized less than $0.2 million of these credits when preparing our 2010 tax return as utilization of the credits was limited by alternative minimum tax rules. We expect to utilize approximately $1.8 million of these credits on our 2012 tax return. We expect to use the remaining credits over the 2013 and 2014 tax years. The tax credit will have no significant income statement impact as the credits will flow to our customers as we amortize the tax credits over the life of the plant.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As part of an agreement reached in our 2009 Missouri electric rate case, effective September 10, 2010, we also agreed to commence an eighteen year amortization of a regulatory asset related to the tax benefits of cost of removal. These tax benefits were flowed through to customers from 1981 – 2008 and totaled approximately $11.1 million. We recorded the regulatory asset expecting to recover these benefits from customers in future periods. Based on the agreement, we estimated the portion of the amortization period from which we would not receive rate recovery for this item and wrote off approximately $1.2 million in the first quarter of 2010. Amortization resumed during 2011 and the remaining balance as of December 31, 2012 was approximately $9.6 million.

        The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. The Act restored several expired business tax provisions, including bonus depreciation for 2013. We expect the extension of bonus depreciation will reduce our tax payments slightly during 2013 and 2014 as the Company will utilize investment tax credits noted above at a slower rate.

10.   Commonly Owned Facilities

        We own a 12% undivided interest in the coal-fired Units No. 1 and No. 2 at the Iatan Generating Station located near Weston, Missouri, 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. At December 31, 2012 and 2011, our property, plant and equipment accounts included the amounts in the following chart (in millions):

Iatan	2012	2011
Cost of ownership in plant in service	$364.1	$362.6
Accumulated Depreciation	$83.2	$39.6
Expenditures(1)	$30.0	$31.3

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

        We and Westar Generating, Inc, ("WGI"), a subsidiary of Westar Energy, Inc., share joint ownership of a nominal 500-megawatt combined cycle unit at the State Line Power Plant (the "State Line Combined Cycle Unit"). We are responsible for the operation and maintenance of the State Line Combined Cycle Unit, and are entitled to 60% of the available capacity and are responsible for approximately 60% of its costs. At December 31, 2012 and 2011, our property, plant and equipment accounts include the amounts in the following chart (in millions):

State Line Combined Cycle Unit	2012	2011
Cost of ownership in plant in service	$164.4	$162.1
Accumulated Depreciation	$36.7	$32.1
Expenditures(1)	$42.7	$57.0

(1)
Operating, maintenance, and fuel expenditures excluding depreciation expense.

        We own a 7.52% undivided interest in the coal-fired Plum Point Energy Station located near Osceola, Arkansas. We are entitled to 7.52% of the station's capacity, and are obligated to pay for that percentage

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the station's operating costs. At December 31, 2012 and 2011, our property, plant and equipment accounts included the amounts in the following chart (in millions):

Plum Point Energy Station	2012	2011
Cost of ownership in plant in service	$108.0	$110.1
Accumulated Depreciation	$4.9	$2.7
Expenditures(1)	$7.8	$8.5

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

        A lawsuit was filed in Jasper County Circuit Court (the Court) against us by three of our residential customers, purporting to act on behalf of all Empire customers. These customers were seeking a refund of certain amounts paid for service provided by Empire between January 1, 2007, and December 13, 2007. At all times, we charged the three plaintiffs, and all of our customers, the rates approved by and on file with the MPSC from our 2006 rate case. While the precise circumstances of Empire's 2006 rate case and the approval of Empire's tariffs have not previously been addressed by Missouri's appellate courts, we believe that case law supports the position that the MPSC may not re-determine rates already established and paid without depriving the utility, or a consumer if the rates were originally too low, of its property without due process.

        We filed a motion asking the Court to dismiss the case on the basis that the plaintiffs had not stated a valid claim. A hearing on our motion was held April 18, 2012. The Court granted Empire's motion to dismiss, and a judgment was issued by the Court on June 29, 2012, dismissing the case. The plaintiffs filed a Notice of Appeal on July 30, 2012. The Missouri Court of Appeals for the Southern District dismissed the case for failure to properly perfect the appeal. The plaintiffs moved to set aside the dismissal, and the Court of Appeals restored the case to its active docket. The case is now being briefed by the parties.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Coal, Natural Gas and Transportation Contracts

(in millions)	Firm physical gas and transportation contracts	Coal and coal transportation contracts
January 1, 2013 through December 31, 2014	$29.4	$23.6
January 1, 2015 through December 31, 2016	$29.9	$32.1
January 1, 2017 through December 31, 2018	$22.2	$22.7
January 1, 2019 and beyond	$8.3	$22.7

        In addition to the above, we have an agreement with Southern Star Central Pipeline, Inc. to purchase one million Dths of firm gas storage service capacity for our electric business for a period of five years, expiring in April 2016. The reservation charge for this storage capacity is approximately $1.1 million annually.

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

        The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas which entered commercial operation on September 1, 2010. We own, through an undivided interest, 50 megawatts of the unit's capacity. We also have a long-term (30 year) agreement for the purchase of capacity from Plum Point. We began receiving purchased power under this agreement on September 1, 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. At this time it is not our intention to exercise this option. Rather, we intend to continue to meet our demand and capacity requirements with the continuation of this long-term purchased power agreement. We will, however, continue to analyze this option during our 2013 IRP process. Commitments under this agreement are approximately $306.7 million through August 31, 2039, the end date of the agreement.

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

New Construction

        On January 16, 2012, we signed a contract with a third party vendor to complete environmental retrofits at our Asbury plant. The retrofits will include the installation of a pulse-jet fabric filter (baghouse), circulating dry scrubber and powder activated carbon injection system. This equipment will enable us to comply with the recently finalized Mercury and Air Toxics Standard (MATS). See "Environmental Matters" below for more information and for project costs.

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

        The gross amount of assets recorded under capital leases total $5.5 million at December 31, 2012.

        Our lease obligations over the next five years are as follows (in thousands):

Capital Leases	Capital Leases	Operating Leases
2013	$595	$788
2014	553	732
2015	553	726
2016	549	721
2017	546	682
Thereafter	4,100	1,131

Total minimum payments	6,896	$4,780
Less amount representing interest	2,157

Present value of net minimum lease payments	$4,739

        Expenses incurred related to operating leases were $0.9 million, $1.0 million and $0.8 million for 2012, 2011, and 2010, respectively, excluding payments for wind generated purchased power agreements. The accumulated amount of amortization for our capital leases was $1.0 million and $1.0 million at December 31, 2012 and 2011, respectively.

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

Compliance Plan

        In order to comply with forthcoming environmental regulations, Empire is taking actions to implement its compliance plan and strategy (Compliance Plan). While the Cross State Air Pollution Rule (CSAPR) that was set to take effect on January 1, 2012 was stayed in late December 2011 then vacated in August 2012 by the District of Columbia Circuit Court of Appeals, the Mercury Air Toxics Standard (MATS) was signed by the Environmental Protection Agency (EPA) Administrator on December 16, 2011 and became effective on April 16, 2012. MATS requires compliance by April 2015 (with flexibility for extensions for reliability reasons). Our Compliance Plan largely follows the preferred plan presented in our most recent Integrated Resource Plan. As described above under New Construction, we have begun the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112.0 million to $130.0 million, excluding AFUDC. Initial construction costs through December 31, 2012 were $29.0 million for 2012 and $30.3 million for the project to date, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, an 18 megawatt steam turbine that is currently used for peaking purposes.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Title IV Acid Rain Program:

        Under the Title IV Acid Rain Program, each existing affected unit has been allocated a specific number of emission allowances by the U.S. Environmental Protection Agency (EPA). Each allowance entitles the holder to emit one ton of SO2. Covered utilities, such as Empire, must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. Allowances in excess of the annual emissions are banked for future use. In 2012 and 2011, our SO2 emissions exceeded the annual allocations. This deficit was covered by our banked allowances. We estimate our Title IV Acid Rain Program SO2 allowance bank plus annual allocations will be more than our projected emissions through 2016. Long-term compliance with this program will be met by the Compliance Plan detailed above along with possible procurement of additional SO2 allowances. We expect the cost of compliance to be fully recoverable in our rates.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Mercury Air Toxics Standard (MATS):

        The MATS standard was fully implemented and effective as of April 16, 2012, thus requiring compliance by April 16, 2015 (with flexibility for extensions for reliability reasons). The MATS regulation does not include allowance mechanisms. Rather, it establishes alternative standards for certain pollutants, including SO2 (as a surrogate for hydrogen chloride (HCI)), which must be met to show compliance with hazardous air pollutant limits (see additional discussion in the MATS section below).

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        On September 2, 2011, President Obama ordered the EPA to withdraw proposed air quality standards lowering the 2008 ozone standard pending the CAA 2013 scheduled reconsideration of the ozone NAAQS (the normal 5 year reconsideration period). States will move forward with area designations based on the 2008 75 ppb standard using 2008 – 2010 quality assured monitoring data. Our service territory will be designated as attainment, meaning it will be in compliance with the standard. In the interim, the 1997 ozone NAAQS will remain in effect.

PM NAAQS:

        Particulate matter (PM) is the term for particles found in the air which comes from a variety of sources. On June 14, 2012 the US EPA proposed the following actions: 1) to strengthen the annual PM 2.5 (particle size (microns)) NAAQS, also known as fine particulate matter and 2) set a separate 24-hour PM 2.5 standard to improve visibility primarily in urban areas. On December 14, 2012 the EPA revised only the primary annual standard to 12 ug/m3 and states are required to meet the primary standard in 2020.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        On September 22, 2009, the EPA issued the final Mandatory Reporting of Greenhouse Gases Rule under the CAA which requires power generating and certain other facilities that equal or exceed an emission threshold of 25,000 metric tons of CO2e to report GHGs to the EPA annually commencing in September 2011. EDE and EDG's GHG emissions for 2010 and 2011 have been reported as required to the EPA.

        On December 7, 2009, responding to a 2007 U.S. Supreme Court decision that determined that GHGs constitute "air pollutants" under the CAA, the EPA issued its final finding that GHGs threaten both the public health and the public welfare. This "endangerment" finding did not itself trigger any EPA regulations, but was a necessary predicate for the EPA to proceed with regulations to control GHGs. Since that time, a series of rules including the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule) have been issued by the EPA and several parties have filed petitions with the EPA and lawsuits have been filed challenging these rules. On June 26, 2012, the D.C. Circuit Court issued its opinion in the principal litigation of the EPA GHG rules (Endangerment, the Tailoring Rule, GHG emission standards for light-duty vehicles, and the EPA's rule on reconsideration of the PSD Interpretive Memorandum). The three-judge panel upheld the EPA's interpretation of the Clean Air Act provisions as unambiguously correct. This opinion solidifies the EPA's position that the CAA requires PSD and Title V permits for major emitters of greenhouse gases, such as Empire. Our ongoing projects are currently being evaluated for the projected increase or decrease of CO2e emissions as required by the Tailoring Rule.

        As the result of an agreement to settle litigation pending in the U.S. Court of Appeals, on March 27, 2012, the EPA proposed a Carbon Pollution Standard for new power plants. This action is designed to limit the amount of carbon emitted by electric utility generating units. The New Source Performance Standard would require all new power plants to meet a CO2 emissions limit of 1,000 pounds per megawatt hour. This is equal to a coal-fired power plant capturing 50% or more of its emissions. The rule does offer some flexibility but would still require an average of 1,000 pounds per megawatt hour over a 30-year period. It is expected that most new natural gas-fired combined cycles will meet the new standard. The proposed rule would apply only to new fossil-fuel-fired electric utility generating units. The proposal would not apply to

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

existing units including modifications such as changes needed to meet other air pollution standards such as is currently being undertaken by the Asbury facility. Comments for the proposed regulation are currently under consideration by the EPA, and Empire will determine the impact on the Riverton Unit 12 conversion after the final rule is released. Final standards are expected in early 2013. At this time, the regulation does not propose a standard of performance for modifications, and we do not expect the Riverton 12 combined cycle permitting to be affected. Proposed EPA NSPS regulations (through state guidelines) for existing plants are expected in late 2013.

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

        In 2007 the United States Court of Appeals for the Second Circuit remanded key sections of these CWA regulations to the EPA. As a result, the EPA suspended the regulations and revised and signed a pre-publication proposed regulation on March 28, 2011. The EPA has secured an additional year to finalize the standards for cooling water intake structures under a modified settlement agreement. The EPA is obligated to finalize the rule by July 27, 2013. We will not know the full impact of these rules until they are finalized. If adopted in their present form, we expect regulations of Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) to have a limited impact at Riverton. The retirement of units 7 and 8 are scheduled in 2016. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Our new Iatan Unit 2 and Plum Point Unit 1 are covered by the proposed regulation but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally impacted by the final rule.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Surface Impoundments

        We own and maintain coal ash impoundments located at our Riverton and Asbury Power Plants. Additionally, we own a 12% interest in a coal ash impoundment at the Iatan Generating Station and a 7.52% interest in a coal ash impoundment at Plum Point. The EPA has announced its intention to revise its wastewater effluent limitation guidelines under the CWA for coal-fired power plants. The final rule is expected to be published in 2013. Once the new guidelines are issued, the EPA and states would incorporate the new standards into wastewater discharge permits, including permits for coal ash impoundments. We do not have sufficient information at this time to estimate additional costs that might result from any new standards. All of the coal ash impoundments are compliant with existing state and federal regulations.

        On June 21, 2010, the EPA proposed a new regulation pursuant to the Federal Resource Conservation and Recovery Act (RCRA) governing the management and storage of Coal Combustion Residuals (CCR). In the proposal, the EPA presents two options: (1) regulation of CCR under RCRA subtitle C as a hazardous waste and (2) regulation of CCR under RCRA subtitle D as a non-hazardous waste. The public comment period closed in November 2010. It is anticipated that the final regulation will be published in 2014. We expect compliance with either option as proposed to result in the need to construct a new landfill and the conversion of existing ash handling from a wet to a dry system(s) at a potential cost of up to $15 million at our Asbury and Riverton Power Plants. This preliminary estimate will likely change based on the final CCR rule and its requirements. We expect resulting costs to be recoverable in our rates.

        On September 23, 2010 and on November 4, 2010 EPA consultants conducted on-site inspections of our Riverton and Asbury coal ash impoundments, respectively. The consultants performed a visual inspection of the impoundments to assess the structural integrity of the berms surrounding the impoundments, requested documentation related to construction of the impoundments, and reviewed recently completed engineering evaluations of the impoundments and their structural integrity. In response to the inspection comments, the recommended geotechnical studies have been completed and new flow monitoring devices and settlement monuments at both coal ash impoundments have been installed. Final geotechnical engineer report documents for both site impoundments have been received. As a result of the transition from coal to natural gas, initial planning for the closure of the Riverton impoundment is in progress in coordination with the KDHE Bureau of Waste Management. We expect to close it this year. The final design for additional recommendations that will improve safety for slope stability at the Asbury impoundment is under review. The site assessment project has complied with all corrective measures and recommendations made by the EPA in the initial site assessment reports.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Renewable energy standard compliance rules were published by the MPSC on July 7, 2010. Missouri investor-owned utilities and others initiated litigation to challenge these rules. On June 30, 2011, a Cole County Circuit Court judge ruled that portions of the MPSC rules were unlawful and unreasonable, in conflict with Missouri statute and in violation of the Missouri Constitution. Subsequent to that decision, a portion of the appeal was dropped and the entire order was stayed. On December 27, 2011 the judge issued another order identical to the one that was stayed except that the rulings with regard to the constitutionality issue had been omitted. The MPSC appealed this decision and in November of 2012 the court dismissed lawsuits brought against the RES and affirmed the MPSC rules that were finalized in July 2010. Kansas established a renewable portfolio standard (RPS), effective November 19, 2010. It requires 10% of our Kansas retail customer peak capacity requirements to be sourced from renewables in 2012, increasing to 15% by 2016, and 20% by 2020. In addition, there are several proposals currently before the U.S. Congress to adopt a nationwide RPS.

        We have been selling the majority of our RECs and plan to continue to sell all or a portion of them moving forward. As a result of these REC sales, we cannot claim the underlying energy is renewable. Once a REC has been claimed or retired, it cannot be used for any other purpose. At the end of 2012, sufficient RECs, including hydro, were retired to comply with the Missouri and Kansas requirements through the end of November 2012. Additional RECs were retired in January of 2013 to complete the process for 2012. In the future, we will continue to retain a sufficient amount of RECs to meet any current or future requirements.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the year ended December 31,
	2012
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Revenues	$510,653	$39,849	$7,187	$(592)	$557,097
Depreciation and amortization	55,312	3,598	1,537	—	60,447
Federal and state income taxes	32,266	789	1,104	—	34,159
Operating income	89,445	5,005	1,771	—	96,221
Interest income	946	323	7	(304)	972
Interest expense	37,866	3,905	—	(304)	41,467
Income from AFUDC (debt and equity)	1,918	10	—	—	1,928
Income from continuing operations	$52,631	$1,256	$1,794	$—	$55,681
Capital Expenditures	$140,117	$3,571	$2,599	$—	$146,287

	2011
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Revenues	$524,276	$46,430	$6,756	$(592)	$576,870
Depreciation and amortization	58,236	3,494	1,807	—	63,537
Federal and state income taxes	31,643	1,676	979	—	34,298
Operating income	88,590	6,514	1,830	—	96,934
Interest income	554	259	—	(258)	555
Interest expense	37,860	3,910	8	(258)	41,520
Income from AFUDC (debt and equity)	509	3	—	—	512
Income from continuing operations	$50,670	$2,709	$1,592	$—	$54,971
Capital Expenditures	$93,499	$4,122	$3,556	$—	$101,177

	2010
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Revenues	$484,715	$50,885	$6,268	$(592)	$541,276
Depreciation and amortization	53,983	3,032	1,641	—	58,656
Federal and state income taxes	27,925	1,620	988	—	30,533
Operating income	72,528	6,327	1,640	—	80,495
Interest income	198	403	—	(425)	176
Interest expense	38,798	3,941	33	(425)	42,347
Income from AFUDC (debt and equity)	10,155	19	—	—	10,174
Income from continuing operations	$43,187	$2,602	$1,607	$—	$47,396
Capital Expenditures	$100,146	$5,242	$2,769	$—	$108,157

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information:
Total assets	$2,034,399	$148,814	$28,871	$(85,715)	$2,126,369

	December 31, 2011
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information:
Total assets	$1,931,320	$145,897	$26,038	$(81,420)	$2,021,835

(1)
Includes goodwill of $39,492 at December 31, 2012 and 2011.

13.   Selected Quarterly Information (Unaudited)

        The following is a summary of quarterly results for 2012 and 2011 (dollars in thousands except per share amounts):

	Quarters
Quarterly Results for 2012	First	Second	Third	Fourth
Operating revenues	$137,144	$131,632	$159,202	$129,119
Operating income	$20,810	$20,762	$35,282	$19,367
Net Income	$9,804	$10,708	$25,542	$9,627
Basic Earning Per Share	$0.23	$0.25	$0.60	$0.23
Diluted Earnings Per Share	$0.23	$0.25	$0.60	$0.23

	Quarters
Quarterly Results for 2011	First	Second	Third	Fourth
Operating revenues	$150,728	$129,093	$164,284	$132,765
Operating income	$21,848	$19,134	$36,450	$19,502
Net Income	$11,922	$9,175	$25,184	$8,690
Basic Earning Per Share	$0.29	$0.22	$0.60	$0.21
Diluted Earnings Per Share	$0.29	$0.22	$0.60	$0.21

        The sum of the quarterly earnings per share of common stock may not equal the earnings per share of common stock as computed on an annual basis due to rounding.

        Earnings for the fourth quarter of 2012 were $9.6 million, or $0.23 per share, as compared to $8.7 million, or $0.21 per share, in the fourth quarter 2011.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        As of December 31, 2012 and 2011, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments held as of December 31, (in thousands):

ASSET DERIVATIVES

			2011
		2012
Non-designated hedging instruments due to regulatory accounting			Fair Value
	Balance Sheet Classification	Fair Value
Natural gas contracts, gas segment	Current assets	$3	$—
	Non-current assets and deferred charges — Other	17	2
Natural gas contracts, electric segment	Current assets	93	—
	Non-current assets and deferred charges — Other	174

Total derivatives assets		$287	$2

LIABILITY DERIVATIVES

Non-designated as hedging instruments due to regulatory accounting		2012	2011
	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$104	$967
	Non-current liabilities and deferred credits	—	86
Natural gas contracts, electric segment	Current liabilities	3,299	3,802
	Non-current liabilities and deferred credits	3,819	4,995

Total derivatives liabilities		$7,222	$9,850

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Electric

        At December 31, 2012, approximately $3.3 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

        There were no "mark-to-market" pre-tax gains/(losses) from ineffective portions of our hedging activities for the electric segment for the years ended December 31, 2012 and 2011, respectively.

        The following tables set forth "mark-to-market" pre-tax gains/ (losses) from non-designated derivative instruments for the electric segment for each of the years ended December 31, (in thousands):

Non-Designated Hedging Instruments — Due to Regulatory Accounting Electric Segment

		Amount of Loss Recognized on Balance Sheet
	Balance Sheet Classification of Loss on Derivative	2012	2011
Commodity contracts — electric segment	Regulatory assets	$(2,448)	$(6,965)

Total — Electric Segment		$(2,448)	$(6,965)

Non-Designated Hedging Instruments — Due to Regulatory Accounting Electric Segment

		Amount of Loss Recognized in Income on Derivative
	Statement of Operations Classification of Loss on Derivative	2012	2011
Commodity contracts	Fuel and purchased power expense	$(3,985)	$(2,231)

Total — Electric Segment		$(3,985)	$(2,231)

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

        At December 31, 2012, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for 2013 and the next four years are hedged at the following average prices per Dekatherm (Dth):

Year	% Hedged	Dth Hedged Physical	Dth Hedged Financial	Average Price
2013	58%	2,020,000	3,660,000	$5.15
2014	39%	460,000	3,540,000	$4.74
2015	20%	—	1,910,000	$4.93
2016	10%	—	1,000,000	$4.41
2017	0%	—	—	—

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

Gas

        We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of December 31, 2012 we had 1.3 million Dths in storage on the three pipelines that serve our customers. This represents 65% of our storage capacity.

        The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the ACA year at September 1 and illustrates our hedged position as of December 31, 2012 (Dth in thousands).

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	170,000	206,429	1,308,874	80%
Second	Up to 50%	160,000	—	—	2%
Third	Up to 20%	—	—	—	—

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

        The following table sets forth "mark-to-market" pre-tax gains / (losses) from derivatives not designated as hedging instruments for the gas segment for the years ended December 31, (in thousands):

Non-Designated Hedging Instruments Due to Regulatory Accounting — Gas Segment

		Amount of Loss Recognized on Balance Sheet
	Balance Sheet Classification of Loss on Derivative	2012	2011
Commodity contracts	Regulatory assets	$(461)	$(1,916)

Total — Gas Segment		$(461)	$(1,916)

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Features

        Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on December 31, 2012 is $2.8 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2012, we would have been required to post $2.8 million of collateral with one of our counterparties. On December 31, 2012, we had no collateral posted with this counterparty.

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

        The following fair value hierarchy table presents information about our commodity contracts measured at fair value using the market value approach on a recurring basis as of December 31, 2012:

Fair Value Measurements at Reporting Date Using

($ in 000's) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Derivative assets	$287	$287	—	—
Derivative liabilities	$(7,222)	$(7,222)	—	—
December 31, 2011
Derivative assets	$2	$2	—	—
Derivative liabilities	$(9,850)	$(9,850)	—	—

*
The only recurring measurements are derivative related and assets and liabilities are netted together in the table above.

THE EMPIRE DISTRICT ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our cash and cash equivalents approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. The carrying amount of our short-term debt, which is composed of Empire issued commercial paper or revolving credit borrowings, also approximates fair value because of their short-term nature. These instruments are classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The carrying amount of our total long-term debt exclusive of capital leases at December 31, 2012 and 2011, was $688 million and $688 million, compared to a fair market value of approximately $747 million and $752 million, respectively. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of December 31, 2012 or that will be realizable in the future.

16.   Regulated Operating Expense

        The following table sets forth the major components comprising "regulated operating expenses" under "Operating Revenue Deductions" on our consolidated statements of income for the years ended (in thousands):

	December 31,
	2012	2011	2010
Power operation expense (other than fuel)	$15,637	$13,277	$11,356
Electric transmission and distribution expense	17,083	15,361	12,996
Natural gas transmission and distribution expense	2,443	2,385	2,194
Customer accounts & assistance expense	10,211	10,210	11,618
Employee pension expense(1)	10,180	8,805	5,899
Employee healthcare plan(1)	9,825	7,439	6,930
General office supplies and expense	10,776	10,158	11,584
Administrative and general expense	15,091	14,295	12,896
Bad debt expense	3,038	3,425	3,651
Miscellaneous expense	87	87	168

TOTAL	$94,371	$85,442	$79,292

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Audit of Internal Control Over Financial Reporting

        The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes resulting from a new Enterprise Resource Planning ("ERP") system which replaced certain legacy computer systems. This system became operational October 1, 2012 and materially affected our internal control over financial reporting. In response, we made appropriate changes to internal controls and procedures as expected with a major system implementation. None of the changes resulting from the implementation impair or significantly alter the effectiveness of our internal control over financial reporting. There were no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect such controls.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2013, which is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2013, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Except as set forth below, information required by this item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2013, which is incorporated herein by reference.

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

        The following table summarizes information about our equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights.	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	475,308	$20.87	1,021,739
Equity compensation plans not approved by security holders	—	—	—

TOTAL	475,308	$20.87	1,021,739

(1)
The weighted average exercise price of $20.87 relates to 39,100 and 4,200 options granted to executive officers in 2005 and 2004, respectively, under the 1996 Stock Incentive Plan, 34,800, 5,400, 64,200 and 15,600 options granted to executive officers in 2010, 2008, 2007 and 2006, respectively, under the 2006 Stock Incentive Plan and 70,850 subscriptions outstanding for our ESPP. The two stock incentive plans had a weighted average exercise price of $22.13 and the ESPP had an exercise price of $17.95. There is no exercise price for 67,800 performance-based stock awards and 3,300 time-vested restricted stock awards awarded under the 2006 Stock Incentive Plans or for 143,058 units awarded under the Stock Unit Plan for Directors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2013 which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 25, 2013 which is incorporated herein by reference.

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

(g)	Thirty-First Supplemental Indenture dated as of March 26, 2007 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 26, 2007 and filed March 28, 2007, File No. 1-3368).
(h)
Thirty-Second Supplemental Indenture dated as of March 11, 2008 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 11, 2008 and filed March 12, 2008, File No. 1-3368).
(i)
Thirty-Third Supplemental Indenture dated as of May 16, 2008 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated May 16, 2008 and filed May 16, 2008, File No. 1-3368).
(j)
Thirty-Fifth Supplemental Indenture, dated as of May 28, 2010, to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated May 28, 2010 and filed May 28, 2010, File No. 1-3368).
(k)
Thirty-Sixth Supplemental Indenture, dated as of August 25, 2010, to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 25, 2010 and filed August 26, 2010, File No. 1-3368).
(l)
Thirty-Seventh Supplemental Indenture, dated as of June 9, 2011, to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 9, 2011 and filed June 10, 2011, File No. 1-3368).
(m)
Thirty-Eighth Supplemental Indenture, dated as of April 2, 2012, to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated April 2, 2012 and filed April 2, 2012, File No. 1-3368).
(n)
Bond Purchase Agreement, dated as of October 30, 2012, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 30, 2012 and filed November 2, 2012, File No. 1-3368).
(o)
Bond Purchase Agreement, dated as of April 2, 2012, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated April 2, 2012 and filed April 2, 2012, File No. 1-3368).
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
(j)	Retirement Plan for Directors as amended August 1, 1998 (Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-3368).†
(k)	Stock Unit Plan for Directors of The Empire District Electric Company (Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-3368).†
(l)	First Amendment to Stock Unit Plan for Directors. (Incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-3368).†
(m)	Summary of Annual Incentive Plan. (Incorporated by reference to Exhibit 10(l) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-3368).†

(n)	Form of Notice of Award of Dividend Equivalents. (Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3368)†
(o)	Form of Notice of Award of Non-Qualified Stock Options. (Incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3368).†
(p)	Form of Notice of Award of Performance-Based Restricted Stock. (Incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3368).†
(q)	Form of Notice of Award of Time-Based Restricted Stock. (Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-3368).
(r)	Summary of Compensation of Non-Employee Directors.*†
(s)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 and filed February 10, 2009, File No. 1-3368).†
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
(101)
The following financial information from The Empire District Electric Company's Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on February 22, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows for 2012, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

†
This exhibit is a compensatory plan or arrangement as contemplated by Item 15(a)(3) of Form 10-K.

*
Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" by the Company for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed incorporated by reference into, or part of a registration statement, prospectus or other document filed under the Securities Act of 1933, as amended or the Exchange Act except as shall be expressly set forth by specific reference in such filings.

~
This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

SCHEDULE II

Valuation and Qualifying Accounts
Years ended December 31, 2012, 2011 and 2010:

		Additions			Deductions From Reserve
			Charged to Other Accounts
	Balance At Beginning Of Period	Charged To Income	Description	Amount	Description	Amount	Balance At Close of Period
Year ended December 31, 2012:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$1,137,644	$3,052,397	Recovery of amounts previously written off	$1,956,549	Accounts written off	$4,758,917	$1,387,673
Year ended December 31, 2011:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$865,236	$3,737,630	Recovery of amounts previously written off	$1,847,527	Accounts written off	$5,312,749	$1,137,644
Year ended December 31, 2010:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$1,086,853	$3,607,066	Recovery of amounts previously written off	$833,113	Accounts written off	$4,661,796	$865,236

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EMPIRE DISTRICT ELECTRIC COMPANY
Date: February 22, 2013	By	/s/ BRADLEY P. BEECHER Bradley P. Beecher, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ BRADLEY P. BEECHER Bradley P. Beecher, President, Chief Executive Officer, Director (Principal Executive Officer)	Date: February 22, 2013
/s/ LAURIE A. DELANO Laurie A. Delano, Vice President-Finance (Principal Financial Officer)
/s/ ROBERT W. SAGER Robert W. Sager, Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)
D. RANDY LANEY* D. Randy Laney, Director
KENNETH R. ALLEN* Kenneth R. Allen, Director
PAUL R. PORTNEY* Paul R. Portney, Director
WILLIAM L. GIPSON* William L. Gipson, Director
ROSS C. HARTLEY* Ross C. Hartley, Director
HERBERT J. SCHMIDT* Herbert J. Schmidt, Director
THOMAS OHLMACHER* Thomas Ohlmacher, Director
B. THOMAS MUELLER* B. Thomas Mueller, Director
C. JAMES SULLIVAN* C. James Sullivan, Director
BONNIE C. LIND* Bonnie C. Lind, Director
/s/ LAURIE A. DELANO *By (Laurie A. Delano, as attorney in fact for each of the persons indicated)