Form 10-Q
period 2013-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2013-08-07
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of July 30, 2013, 42,854,223 shares of common stock were outstanding.

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

•                  competition and markets, including the SPP Energy Imbalance Services Market and SPP Day-Ahead Market and the impact of energy efficiency and alternative energy sources;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2013	2012
	(000’s except per share amounts)
Operating revenues:
Electric	$127,026	$124,091
Gas	7,777	5,804
Other	1,843	1,737
	136,646	131,632
Operating revenue deductions:
Fuel and purchased power	42,013	45,528
Cost of natural gas sold and transported	3,113	1,769
Regulated operating expenses	26,647	22,844
Other operating expenses	872	771
Maintenance and repairs	9,933	10,797
Depreciation and amortization	17,635	15,068
Provision for income taxes	7,042	6,673
Other taxes	8,281	7,420
	115,536	110,870

Operating income	21,110	20,762
Other income and (deductions):
Allowance for equity funds used during construction	867	53
Interest income	10	123
Provision for other income taxes	(7)	(87)
Other - non-operating expense, net	(290)	(202)
	580	(113)
Interest charges:
Long-term debt	10,190	9,637
Short-term debt	12	129
Allowance for borrowed funds used during construction	(472)	(118)
Other	302	293
	10,032	9,941

Net income	$11,658	$10,708

Weighted average number of common shares outstanding - basic	42,707	42,197

Weighted average number of common shares outstanding - diluted	42,727	42,220

Total earnings per weighted average share of common stock — basic and diluted	$0.27	$0.25

Dividends declared per share of common stock	$0.25	$0.25

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	(000’s except per share amounts)
Operating revenues:
Electric	$255,788	$243,817
Gas	28,270	21,487
Other	3,728	3,472
	287,786	268,776
Operating revenue deductions:
Fuel and purchased power	87,316	90,757
Cost of natural gas sold and transported	15,038	10,350
Regulated operating expenses	53,784	46,192
Other operating expenses	1,665	1,369
Maintenance and repairs	19,090	19,920
Loss on plant disallowance	2,409	—
Depreciation and amortization	33,736	30,003
Provision for income taxes	14,496	12,757
Other taxes	17,284	15,855
	244,818	227,203

Operating income	42,968	41,573
Other income and (deductions):
Allowance for equity funds used during construction	1,393	103
Interest income	517	302
Provision for other income taxes	(35)	(202)
Other - non-operating expense, net	(579)	(429)
	1,296	(226)
Interest charges:
Long-term debt	20,141	20,292
Short-term debt	59	159
Allowance for borrowed funds used during construction	(777)	(167)
Other	554	551
	19,977	20,835

Net income	$24,287	$20,512

Weighted average number of common shares outstanding - basic	42,636	42,122

Weighted average number of common shares outstanding — diluted	42,652	42,143

Total earnings per weighted average share of common stock — basic and diluted	$0.57	$0.49

Dividends declared per share of common stock	$0.50	$0.50

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	June 30,
	2013	2012
	(000’s except per share amounts)
Operating revenues:
Electric	$522,624	$519,403
Gas	46,632	39,625
Other	6,851	6,797
	576,107	565,825
Operating revenue deductions:
Fuel and purchased power	175,456	189,568
Cost of natural gas sold and transported	23,321	18,359
Regulated operating expenses	101,963	92,834
Other operating expenses	3,026	2,493
Maintenance and repairs	39,613	41,180
Loss on plant disallowance	2,409	—
Depreciation and amortization	64,180	59,318
Provision for income taxes	35,835	33,971
Other taxes	32,689	30,577
	478,492	468,300

Operating income	97,615	97,525
Other income and (deductions):
Allowance for equity funds used during construction	2,437	326
Interest income	1,187	819
Benefit/(provision) for other income taxes	105	(462)
Other - non-operating expense, net	(2,060)	(1,252)
	1,669	(569)
Interest charges:
Long-term debt	40,042	41,599
Short-term debt	87	199
Allowance for borrowed funds used during construction	(1,392)	(304)
Other	1,091	1,075
	39,828	42,569

Net income	$59,456	$54,387

Weighted average number of common shares outstanding — basic	42,512	42,042
Weighted average number of common shares outstanding — diluted	42,526	42,061

Total earnings per weighted average share of common stock — basic and diluted	$1.40	$1.29
Dividends declared per share of common stock	$1.00	$0.50

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,194,959	$2,176,188
Natural gas	71,234	69,851
Other	38,748	37,983
Construction work in progress	99,755	56,347
	2,404,696	2,340,369
Accumulated depreciation and amortization	704,536	682,737
	1,700,160	1,657,632

Current assets:
Cash and cash equivalents	10,850	3,375
Restricted cash	1,773	4,357
Accounts receivable — trade, net of allowance $1,889 and $945, respectively	46,035	38,874
Accrued unbilled revenues	20,968	23,254
Accounts receivable — other	19,652	13,277
Fuel, materials and supplies	51,564	61,870
Prepaid expenses and other	21,872	21,806
Unrealized gain in fair value of derivative contracts	53	96
Regulatory assets	6,478	6,377
	179,245	173,286

Noncurrent assets and deferred charges:
Regulatory assets	234,496	243,958
Goodwill	39,492	39,492
Unamortized debt issuance costs	9,019	7,606
Unrealized gain in fair value of derivative contracts	127	191
Other	6,098	4,204
	289,232	295,451
Total Assets	$2,168,637	$2,126,369

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2013	December 31, 2012
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 42,830,673 and 42,484,363 shares issued and outstanding, respectively	$42,831	$42,484
Capital in excess of par value	634,457	628,199
Retained earnings	50,070	47,115
Total common stockholders’ equity	727,358	717,798

Long-term debt (net of current portion):
Obligations under capital lease	4,306	4,441
First mortgage bonds and secured debt	637,559	487,541
Unsecured debt	101,676	199,644
Total long-term debt	743,541	691,626
Total long-term debt and common stockholders’ equity	1,470,899	1,409,424

Current liabilities:
Accounts payable and accrued liabilities	46,371	66,559
Current maturities of long-term debt	418	714
Short-term debt	—	24,000
Regulatory liabilities	5,003	5,470
Customer deposits	12,276	12,001
Interest accrued	6,748	5,902
Other current liabilities	1,369	—
Unrealized loss in fair value of derivative contracts	2,612	3,403
Taxes accrued	11,703	2,992
	86,500	121,041

Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	133,895	131,888
Deferred income taxes	312,871	301,967
Unamortized investment tax credits	18,629	18,897
Pension and other postretirement benefit obligations	122,604	120,808
Unrealized loss in fair value of derivative contracts	4,362	3,819
Other	18,877	18,525
	611,238	595,904
Total Capitalization and Liabilities	$2,168,637	$2,126,369

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	($-000’s)
Operating activities:
Net income	$24,287	$20,512
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	35,268	40,561
Pension and other postretirement benefit costs, net of contributions	7,174	1,187
Deferred income taxes and unamortized investment tax credit, net	12,096	13,496
Allowance for equity funds used during construction	(1,393)	(103)
Stock compensation expense	1,900	1,404
Loss on plant disallowance	2,409	—
Regulatory reversal of gain on sale of assets	1,236	—
Non-cash (gain)/loss on derivatives	(67)	4
Other	—	(16)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(7,140)	(2,062)
Fuel, materials and supplies	8,138	2,424
Prepaid expenses, other current assets and deferred charges	542	(2,602)
Accounts payable and accrued liabilities	(20,639)	(16,084)
Interest, taxes accrued and customer deposits	9,832	8,587
Other liabilities and other deferred credits	(2,638)	4,344

Net cash provided by operating activities	71,005	71,652

Investing activities:
Capital expenditures — regulated	(74,834)	(60,760)
Capital expenditures and other investments — non-regulated	(934)	(1,504)
Decrease in restricted cash	2,585	—

Net cash used in investing activities	(73,183)	(62,264)

Financing activities:
Proceeds from first mortgage bonds, net	150,000	88,000
Long-term debt issuance costs	(1,744)	(974)
Redemption of senior notes	(98,000)	—
Proceeds from issuance of common stock net of issuance costs	5,161	4,666
Repayment of first mortgage bonds	—	(88,029)
Net short-term borrowings/(repayments)	(24,000)	5,850
Dividends	(21,332)	(21,077)
Other	(432)	(458)

Net cash provided by/(used in) financing activities	9,653	(12,022)

Net increase/(decrease) in cash and cash equivalents	7,475	(2,634)

Cash and cash equivalents at beginning of period	3,375	5,408

Cash and cash equivalents at end of period	$10,850	$2,774

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

Note 2 - Recently Issued and Proposed Accounting Standards

Balance Sheet Offsetting:  The FASB amended the guidance governing the offsetting, or netting, of assets and liabilities on the balance sheet.  Under the revised guidance, an entity is required to disclose both the gross and net information about instruments and transactions that are eligible for offset on the balance sheet, as well as instruments or transactions subject to a master netting agreement.  This standard was effective for annual periods beginning after January 1, 2013. We implemented this standard in the first quarter of 2013 and it did not have a material impact on our results of operations, financial position or liquidity.

Note 3— Regulatory Matters

On February 27, 2013, the MPSC approved a joint settlement agreement for our 2012 Missouri rate case. The agreement provided for an annual increase in base revenues for our Missouri electric customers in the amount of approximately $27.5 million, effective April 1, 2013, and the continuation of the current fuel adjustment mechanism. The agreement also included an increase in depreciation rates, recovery of deferred tornado costs over the next ten years and the continuation of tracking mechanisms for expenses related to employee pension, retiree health care, vegetation management, and Iatan 2, Iatan Common and Plum Point operating and maintenance costs. In addition, the agreement included a write-off of approximately $3.6 million, consisting of a $2.4 million disallowance for the prudency of certain construction expenditures for Iatan 2 and a $1.2 million regulatory reversal of a prior period gain on sale of our Asbury unit train, which is included in regulated operating expenses. We also agreed not to implement a Missouri general rate increase prior to October 1, 2014.

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	June 30, 2013	December 31, 2012
Regulatory Assets:
Current:
Under recovered fuel costs(1)	$401	$2,885
Current portion of long-term regulatory assets(1)	6,077	3,492
Regulatory assets, current(1)	6,478	6,377
Long-term:
Pension and other postretirement benefits(2)	130,626	136,480
Income taxes	47,816	48,759
Deferred construction accounting costs(3)	16,496	16,717
Unamortized loss on reacquired debt	11,415	12,142
Unsettled derivative losses — electric segment	6,372	6,557
System reliability — vegetation management	8,235	9,002
Storm costs(4)	5,257	4,828
Asset retirement obligation	4,554	4,430
Customer programs	4,702	4,356
Unamortized loss on interest rate derivative	1,013	1,147
Other	980	669
Deferred operating and maintenance expense	2,288	2,049
Under recovered fuel costs	819	314
Current portion of long-term regulatory assets	(6,077)	(3,492)
Regulatory assets, long-term	234,496	243,958
Total Regulatory Assets	$240,974	$250,335

	June 30, 2013	December 31, 2012
Regulatory Liabilities:
Current:
Over recovered fuel costs	$1,652	$2,381
Current portion of long-term regulatory liabilities(1)	3,351	3,089
Regulatory liabilities, current(1)	5,003	5,470
Long-term:
Costs of removal	90,278	83,368
SWPA payment for Ozark Beach lost generation	20,834	22,242
Income taxes	11,863	11,972
Deferred construction accounting costs — fuel	8,083	8,156
Unamortized gain on interest rate derivative	3,456	3,541
Pension and other postretirement benefits(5)	1,323	2,007
Over recovered fuel costs	1,409	3,691
Current portion of long-term regulatory liabilities(1)	(3,351)	(3,089)
Regulatory liabilities, long-term	133,895	131,888
Total Regulatory Liabilities	$138,898	$137,358

(1)  Reflects over and under recovered costs of the current portion of regulatory assets or liabilities detailed in the long term sections below expected to be returned or recovered, as applicable, within the next 12 months in rates.

(2)  Includes the effect of costs incurred that are more or less than those allowed in rates for Missouri (EDE and EDG) and Kansas (EDE) portion of pension and other postretirement benefit costs. Since January 1, 2013, regulatory assets have been reduced, and corresponding expenses have increased, as a result of ratemaking treatment.

(3)	Balances as of June 30, 2013	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
	Iatan 1	$2,637	$1,319	$1,598	$5,554
	Iatan 2	3,788	4,097	2,663	10,548
	Plum Point	64	173	157	394
	Total				$16,496

Balances as of December 31, 2012	Deferred Carrying Charges	Deferred O&M	Depreciation	Total
Iatan 1	$2,678	$1,339	$1,622	$5,639
Iatan 2	3,821	4,155	2,685	10,661
Plum Point	64	195	158	417
Total				$16,717

(4)  Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado.

(5)  Includes the effect of costs incurred that are more or less than those allowed in rates for the Missouri (EDE and EDG) and Kansas (EDE) portion of pension and other postretirement benefit costs. Since January 1, 2013, regulatory liabilities and corresponding expenses have been reduced as a result of ratemaking treatment.

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

As of June 30, 2013 and December 31, 2012, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

ASSET DERIVATIVES		June 30,	December 31,
Non-designated hedging		2013	2012
instruments due to regulatory accounting	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$17	$3
	Non-current assets and deferred charges — Other	—	17

Natural gas contracts, electric segment	Current assets	36	93
	Non-current assets and deferred charges	127	174
Total derivatives assets		$180	$287

LIABILITY DERIVATIVES
Non-designated as hedging instruments due		June 30,	December 31,
to regulatory accounting		2013	2012
Natural gas contracts, gas segment	Current liabilities	$10	$104
	Non-current liabilities and deferred credits	—	—

Natural gas contracts, electric segment	Current liabilities	2,602	3,299
	Non-current liabilities and deferred credits	4,362	3,819
Total derivatives liabilities		$6,974	$7,222

Electric

At June 30, 2013, approximately $2.6 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended June 30, (in thousands):

Non-Designated Hedging Instruments - Due to Regulatory Accounting Electric Segment	Balance Sheet Classification of Gain / (Loss) on Derivatives
		Amount of Gain / (Loss) Recognized on Balance Sheet
		Three Months Ended		Six Months Ended		Twelve Months Ended
		2013	2012	2013	2012	2013	2012
Commodity contracts	Regulatory (assets)/liabilities	$(2,852)	$474	$(432)	$(1,828)	$(1,052)	$(8,057)

Total Electric Segment		$(2,852)	$474	$(432)	$(1,828)	$(1,052)	$(8,057)

Non-Designated Hedging Instruments - Due to Regulatory Accounting Electric Segment	Statement of Income Classification of Gain / (Loss) on Derivatives
		Amount of Gain / (Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended		Twelve Months Ended
		2013	2012	2013	2012	2013	2012
Commodity contracts	Fuel and purchased power expense	$(407)	$83	$(521)	$59	$(4,565)	$(1,781)

Total Electric Segment		$(407)	$83	$(521)	$59	$(4,565)	$(1,781)

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

As of June 30, 2013, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2013 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

Dth Hedged

Year	% Hedged	Physical	Financial	Average Price
Remainder 2013	64%	1,090,000	2,690,000	$5.024
2014	39%	460,000	3,540,000	$4.741
2015	31%	—	3,010,000	$4.708
2016	21%	—	2,100,000	$4.415
2017	10%	—	1,050,000	$4.430

We utilize the following procurement guidelines for our electric segment, allowing the flexibility to hedge up to 100% of the current year’s and 80% of any future year’s expected requirements while being cognizant of volume risk. The 80% guideline is an annual target and volumes up to 100% can be hedged in any given month. For years beyond year four, additional factors of long term uncertainty (including with respect to required volumes and counterparty credit) are also considered. These guidelines do not reflect any changes that might occur as a result of the implementation of the SPP Day-Ahead Market in 2014.

Year	Minimum % Hedged
Current	Up to 100%
First	60%
Second	40%
Third	20%
Fourth	10%

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of June 30, 2013, we had 0.8 million Dths in storage on the three pipelines that serve our customers. This represents 38% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of June 30, 2013 (in thousands).

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	220,000	239,635	757,824	38%
Second	Up to 50%	—	—	—	—
Third	Up to 20%	—	—	—	—

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

Non-Designated Hedging Instruments Due to Regulatory Accounting - Gas Segment	Balance Sheet Classification of Gain / (Loss) on Derivative
		Amount of Gain/(Loss) Recognized on Balance Sheet
		Three Months Ended		Six Months Ended		Twelve Months Ended
		2013	2012	2013	2012	2013	2012
Commodity contracts	Regulatory (assets)/liabilities	$(71)	$164	$(18)	$(491)	$12	$(2,136)

Total - Gas Segment		$(71)	$164	$(18)	$(491)	$12	$(2,136)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on June 30, 2013 is $2.1 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2013, we would have been required to post $2.1 million of collateral with one of our counterparties. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at June 30, 2013 and December 31, 2012. There were no margin deposit liabilities at these dates.

(in millions)	June 30, 2013	December 31, 2012
Margin deposit assets	$5.0	$4.2

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. Accounting Standards Codification (ASC) guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended June 30, 2013 and December 31, 2012, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2013
Derivative assets	$180	$180
Derivative liabilities	$(6,974)	$(6,974)	$—	$—

	December 31, 2012
Derivative assets	$287	$287	$—	$—
Derivative liabilities	$(7,222)	$(7,222)	$—	$—

Our cash and cash equivalents approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. The carrying amount of our short-term debt, which is composed of Empire issued commercial paper or revolving credit borrowings, also approximates fair value because of their short-term nature. These instruments are classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The carrying amount of our total long-term debt exclusive of capital leases at June 30, 2013, was $739.4 million as compared to $687.6 at December 31, 2012. The fair market value at June 30, 2013 was approximately $725.0 million as compared to $747.2 at December 31, 2012. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of June 30, 2013 or that will be realizable in the future.

Note 6— Financing

On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due May 30, 2033 and $120.0 million of 4.32% First Mortgage Bonds due May 30, 2043. The delayed settlement of both series of bonds occurred on May 30, 2013. Interest is payable semi-annually on the bonds on each May 30 and November 30, commencing November 30, 2013. The bonds may be redeemed at our option, at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. The bonds have not been registered under the Securities Act of 1933, as amended. The bonds were issued under the EDE Mortgage. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage.

We used a portion of the proceeds from the sale of these bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013. The remaining proceeds will be used for general corporate purposes.

We have an unsecured revolving credit facility of $150 million in place through January 17, 2017. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2013, we are in compliance with these ratios. Our total indebtedness is 50.6% of our total capitalization as of June 30, 2013 and our EBITDA is 5.0 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement and no outstanding commercial paper at June 30, 2013.

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

We filed a motion asking the Court to dismiss the case on the basis that the plaintiffs had not stated a valid claim. A hearing on our motion was held April 18, 2012. The Court granted Empire’s motion to dismiss, and a judgment was issued by the Court on June 29, 2012, dismissing the case. The plaintiffs filed a Notice of Appeal on July 30, 2012. The Missouri Court of Appeals for the Southern District dismissed the case for failure to properly perfect the appeal. The plaintiffs moved to set aside the dismissal, and the Court of Appeals restored the case to its active docket. On June 18, 2013, the Court of Appeals affirmed the dismissal with prejudice by the Jasper County Circuit Court based on our argument that a court could not re-determine what rate Empire should have charged other than the rate on file. The plaintiffs filed a motion with the Court of Appeals seeking reconsideration of the decision or transfer to the Missouri Supreme Court. The Court of Appeals denied the motion. On July 24, 2013, the plaintiffs filed a notice with the Court of Appeals stating that the plaintiffs intend to file an Application to Transfer with the Missouri Supreme Court.

Coal, Natural Gas and Transportation Contracts

The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of June 30, 2013 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts

July 1, 2013 through December 31, 2013	$18.7	$10.4
January 1, 2014 through December 31, 2015	30.5	32.3
January 1, 2016 through December 31, 2017	22.2	22.8
January 1, 2018 and beyond	8.3	22.8

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

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of June 30, 2013, are detailed in the table above.

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other entities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term (30 year) agreement for the purchase of capacity from Plum Point. We began receiving purchased power under this agreement on September 1, 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the MPSC on July 1, 2013. While it is not currently our intention to exercise this option in 2015, we will continue to evaluate this purchase option through the exercise date as well as explore other options with the purchase power agreement holder, Plum Point Energy Associates (PPEA), related to the timing of this option. Commitments under this agreement are approximately $301.9 million through August 31, 2039, the end date of the agreement.

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

New Construction

On July 9, 2013, we signed a contract with a third party vendor to complete engineering, procurement, and construction activities at our Riverton plant to convert Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion will include the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. The Air Emission Source Construction Permit necessary for this project was issued by Kansas Department of Health and Environment on July 11, 2013. See “Environmental Matters” below for additional information about this project and associated compliance measures.

On January 16, 2012, we signed a contract with a third party vendor to complete environmental retrofits at our Asbury plant. The retrofits include the installation of a pulse-jet fabric filter (baghouse), circulating dry scrubber and powder activated carbon injection system. This equipment will enable us to comply with the Mercury and Air Toxics Standard (MATS). See “Environmental Matters” below for more information and for project costs.

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

Electric Segment

Air

The Federal Clean Air Act (CAA) and comparable state laws regulate air emissions from stationary sources such as electric power plants through permitting and/or emission control and related requirements. These requirements include maximum emission limits on our facilities for sulfur dioxide (SO2), particulate matter, nitrogen oxides (NOx) and mercury. In the future they are also likely to include limits on other hazardous pollutants (HAPs) and greenhouse gases (GHG) such as carbon dioxide (CO2) and methane.

Permits

Under the CAA we have obtained, and renewed as necessary, site operating permits, which are valid for five years, for each of our plants. As stated above, on July 11, 2013, we received the Air Emission Source Construction Permit necessary to begin construction on the Riverton 12 Combined Cycle Conversion project.

Compliance Plan

In order to comply with forthcoming environmental regulations, Empire is taking actions to implement its compliance plan and strategy (Compliance Plan).  While the Cross State Air Pollution Rule (CSAPR — formerly the Clean Air Transport Rule, or CATR) that was set to take effect on January 1, 2012 was stayed in late December 2011 then vacated in August 2012 by the District of Columbia Circuit Court of Appeals, the Mercury Air Toxics Standard (MATS) was signed by the Environmental Protection Agency (EPA) Administrator on December 16, 2011 and became effective on April 16, 2012. MATS requires compliance by April 2015 (with flexibility for extensions for reliability reasons). Our Compliance Plan largely follows the preferred plan presented in our 2010 Integrated Resource Plan (IRP) and is further supported by our recent IRP filing. As described above under New Construction, we have begun the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112.0 million to $130.0 million, excluding AFUDC. Construction costs through June 30, 2013 were $28.6 million for 2013 and $58.9 million for the project to date, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, a steam turbine currently rated at 14 megawatts that is used for peaking purposes.

In September 2012, we completed the transition of our Riverton Units 7 and 8 from operation on coal to operating completely on natural gas. Riverton Units 7 and 8, along with Riverton Unit 9, a small combustion turbine that requires steam from Unit 7 or 8 for start-up, will be retired upon the conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit. This conversion is currently scheduled to be completed in 2016 at a cost estimated to range from $165 million to $175 million, excluding AFUDC. This is approximately $35 million higher than the amount included in our five-year capital expenditure plan disclosed in our 2012 10-K. Construction costs, consisting of pre-engineering and site preparation activities thus far, through June 30, 2013 were $1.1 million for 2013 and $1.9 million for the project to date, excluding AFUDC. An update to the

Company’s overall capital expenditure estimates for 2014-2018 will be provided as part of our September 30, 2013 10-Q filing.

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

On October 5, 2012, the Department of Justice, on behalf of the EPA, requested that the Court of Appeals grant a request for a re-hearing of CSAPR. On January 24, 2013, the request was denied by the Court of Appeals and on March 29, 2013, the EPA petitioned the United States Supreme Court (the Supreme Court) to review the D.C. Circuit Court’s decision. On June 24, 2013 the Supreme Court agreed to review the D.C. Circuit court’s decision which is anticipated to occur in June 2014.  In the meantime, both the Title IV Acid Rain Program and CAIR will remain in effect.

The Mercury Air Toxics Standards (MATS), discussed further below, was signed on December 16, 2011, and will affect SO2 emission rates at our facilities. In addition, the compliance date for the revised SO2 National Ambient Air Quality Standards (NAAQS) is August of 2017; this will also affect SO2 emissions at our facilities. The SO2 NAAQS is discussed in more detail below.

Title IV Acid Rain Program:

Under the Title IV Acid Rain Program, each existing affected unit has been allocated a specific number of emission allowances by the U.S. Environmental Protection Agency (EPA).  Each allowance entitles the holder to emit one ton of SO2. Covered utilities, such as Empire, must have emission allowances equal to the number of tons of SO2 emitted during a given year by each of their affected units. Allowances in excess of the annual emissions are banked for future use. In 2012, our SO2 emissions exceeded the annual allocations. This deficit was covered by our banked allowances. We estimate our Title IV Acid Rain Program SO2 allowance bank plus annual allocations will be more than our projected emissions through 2017. Long-term compliance with this program will be met by the Compliance Plan detailed above along with possible procurement of additional SO2 allowances. We expect the cost of compliance to be fully recoverable in our rates.

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

SO2 allowance allocations under the Title IV Acid Rain Program are used for compliance in the CAIR SO2 Program. Beginning in 2010, SO2 allowances were utilized at a 2:1 ratio for our Missouri units. As a result, based on current SO2 allowance usage projections, we expected to have sufficient allowances to take us through 2017.

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

CSAPR- formerly the Clean Air Transport Rule:

On July 6, 2010, the EPA published a proposed CAIR replacement rule entitled the Clean Air Transport Rule (CATR). As proposed and supplemented, the CATR included Missouri and Kansas under both the annual and ozone season for NOx as well as the SO2 program while Arkansas remained in the ozone season NOx program only. The final CATR was released on July 7, 2011 under the name of the CSAPR, and was set to become effective January 1, 2012. However, as mentioned above, the District of Columbia Circuit Court of Appeals vacated CSAPR on August 21, 2012, and the EPA has subsequently petitioned the Supreme Court to review the D.C. Circuit Court’s decision. On June 24, 2013 the Supreme Court agreed to review the D.C. Circuit court’s decision during its next term, which begins in October 2013. The CAIR will be in effect until a valid replacement is developed by the EPA.

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

SO2 National Ambient Air Quality Standard (NAAQS):

In June 2010, the EPA finalized a new 1-hour SO2 NAAQS which, for areas with no ambient SO2 monitor, originally required modeling to determine attainment and non-attainment areas within each state. In April 2012, the EPA announced that it is reconsidering this approach. The modeling of emission sources was to have been completed by June 2013 with compliance with the SO2 NAAQS required by August 2017. Because the EPA is reconsidering the compliance determination approach for areas without ambient SO2 monitors, the compliance time-frame may be pushed back. Draft guidance for 1-hour SO2 NAAQS has been published by the EPA to assist states as they prepare their SIP submissions. The EPA is also planning a rulemaking to address some of the 1-hour SO2 NAAQS implementation program elements. It is likely that coal-fired generating units will need scrubbers to be capable of meeting the new 1-hour SO2 NAAQS. In addition, units will be required to include SO2 emissions limits in their Title V permits or execute consent decrees to assure attainment and future compliance.

NOx Emissions

The CAA regulates the amount of NOx an affected unit can emit. As currently operated, each of our affected units is in compliance with the applicable NOx limits. Currently, revised NOx emissions are limited by the CAIR as a result of the vacated CSPAR rule and by ozone NAAQS rules (discussed below) which were established in 1997 and in 2008.

CAIR:

The CAIR required covered states to develop SIPs to comply with specific annual NOx state-wide allowance allocation budgets. Based on existing SIPs, we had excess NOx allowances during

2012 which were banked for future use and will be sufficient for compliance at least through the end of 2017. The CAIR NOx program also was to have been replaced by the CSAPR program January 1, 2012 but because the Court vacated CSAPR, CAIR will remain in effect until the EPA develops a valid replacement.

CSAPR:

As published, the CSAPR would have required a 54% reduction in NOx from 2005 levels by 2014. The NOx annual and ozone season allowances that were allocated and banked under CAIR could not be used for compliance under CSAPR. New allowances would have been issued under CSAPR. However, as discussed above, CSPAR was vacated by the District of Columbia Circuit Court of Appeals on August 21, 2012 and the EPA subsequently petitioned the Supreme Court to review the D.C. Circuit Court’s decision. As previously mentioned, the Supreme Court agreed to review the case.

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

The EPA issued Information Collection Requests (ICR) for determining the National Emission Standards for Hazardous Air Pollutants (NESHAP), including mercury, for coal and oil-fired electric steam generating units on December 24, 2009. The ICRs included our Iatan, Asbury and Riverton plants. All responses to the ICRs were submitted as required. The EPA ICRs were intended for use in developing regulations under Section 112(r) of the CAA maximum achievable emission standards for the control of the emission of hazardous air pollutants (HAPs), including mercury. The EPA proposed the national mercury and air toxics standards (MATS) in March 2011, which became effective April 16, 2012. MATS establishes numerical emission limits to reduce emissions of heavy metals, including mercury (Hg), arsenic, chromium, and nickel, and acid gases, including HCl and hydrogen fluoride (HF). For all existing and new coal-fired electric utility steam generating units (EGUs), the proposed standard will be phased in over three years, and allows states the ability to give facilities a fourth year to comply. On March 28, 2013, the EPA finalized updates to certain emission limits for new power plants under the MATS. The new standards affect only new coal and oil-fired power plants that will be built in the future. The update does not change the final emission limits or other requirements for existing power plants.

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

As the result of an agreement to settle litigation pending in the U.S. Court of Appeals, on March 27, 2012, the EPA proposed a Carbon Pollution Standard for new power plants. This action is designed to limit the amount of carbon emitted by electric utility generating units. The New Source Performance Standard would require all new power plants to meet a CO2 emissions limit of 1,000 pounds per megawatt hour. This is equal to a coal-fired power plant capturing 50% or more of its emissions. The rule does offer some flexibility but would still require an average of 1,000 pounds per megawatt hour over a 30-year period. It is expected that most new natural gas-fired combined cycle units will meet the new standard. The proposed rule would apply only to new fossil-fuel-fired electric utility generating units. The proposal would not apply to existing units including modifications such as those required to meet other air pollution standards which are currently being undertaken at our Asbury facility.

In a June 25, 2013 memorandum to the EPA Administrator, President Obama directed the EPA to issue new proposed Carbon Pollution Standards for Future Power Plants by September 20, 2013 in light of the more than 2 million comments received on its initial proposed regulation. We will determine the impact, if any, on the Riverton Unit 12 conversion after the proposed rule is released. At this time, we do not expect the Riverton 12 combined cycle permit to be affected. Further, President Obama’s memorandum to the EPA Administrator requested the EPA issue proposed carbon pollution standards, regulations, or guidelines for modified, reconstructed, and existing power plants by no later than June 1, 2014;  issue final standards, regulations, or guidelines, for modified, reconstructed, and existing power plants by no later than June 1, 2015; and include in the guidelines addressing existing power plants a requirement that states submit to the EPA implementation plans by no later than June 30, 2016.

In addition, a variety of proposals have been and are likely to continue to be considered by Congress to reduce GHGs. Proposals are also being considered in the House and Senate that would delay, limit or eliminate the EPA’s authority to regulate GHGs. At this time, it is not possible to predict what legislation, if any, will ultimately emerge from Congress regarding control of GHGs.

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

In 2007 the United States Court of Appeals for the Second Circuit remanded key sections of these CWA regulations to the EPA. As a result, the EPA suspended the regulations and revised and signed a pre-publication proposed regulation on March 28, 2011. The EPA has secured an additional year to finalize the standards for cooling water intake structures under a modified settlement agreement. Following a recent court approved delay, the EPA is now obligated to finalize the rule by November 4, 2013. We will not know the full impact of these rules until they are finalized. If adopted in their present form, we expect regulations of Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) to have a limited impact at Riverton. The retirement of units 7 and 8 is scheduled in 2016. A new intake structure design and cooling tower will be constructed as part of the Unit 12 conversion at Riverton. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Our new Iatan Unit 2 and Plum Point Unit 1 are covered by the proposed regulation but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally impacted by the final rule.

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

On September 23, 2010 and on November 4, 2010 EPA consultants conducted on-site inspections of our Riverton and Asbury coal ash impoundments, respectively. The consultants performed a visual inspection of the impoundments to assess the structural integrity of the berms surrounding the impoundments, requested documentation related to construction of the impoundments, and reviewed recently completed engineering evaluations of the impoundments and their structural integrity. In response to the inspection comments, the recommended geotechnical studies have been completed and new flow monitoring devices and settlement monuments at both coal ash impoundments have been installed. As a result of the transition from coal to natural gas, initial planning for the closure of the Riverton impoundment is in progress in coordination with the KDHE Bureau of Waste Management. We expect to close it in 2014. The final design for additional recommendations that will improve safety for slope stability at the Asbury impoundment is under review. We have received preliminary approval by the MDNR for the site permitting of a new utility waste landfill adjacent to the Asbury plant. Additionally, the work plan for the detailed site investigation (DSI) to include geologic and hydrologic investigations has been approved by the MDNR Division of Geology and Land Survey. Construction of the new landfill is expected in 2016.

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

We have been selling the majority of our RECs and plan to continue to sell all or a portion of them in the future. As a result of these REC sales, we cannot claim the underlying energy is renewable. Once a REC has been claimed or retired, it cannot be used for any other purpose. At the end of 2012, sufficient RECs, including hydro, were retired to comply with the Missouri and Kansas requirements through the end of November 2012. Additional RECs were retired in January of 2013 to complete the process for 2012. In the future, we will continue to retain a sufficient amount of RECs to meet any current or future requirements.

Gas Segment

The acquisition of Missouri Gas in June 2006 involved the property transfer of two former manufactured gas plant (FMGP) sites owned by predecessors. Site #1 in Chillicothe, Missouri is listed in the MDNR Registry of Confirmed Abandoned or Uncontrolled Hazardous Waste Disposal Sites in Missouri. No remediation of this site is expected to be required in the near term.  We have received a letter stating no further action is required from the MDNR with respect to Site #2 in Marshall, Missouri. We have incurred $0.2 million in remediation costs and estimate further remediation costs at these two FMGP sites to be minimal.

Note 8 — Retirement Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended June 30,
	Pension Benefits		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$1,859	$1,628	$52	$7	$715	$565
Interest cost	2,523	2,551	94	56	922	1,032
Expected return on plan assets	(3,089)	(3,076)	—	—	(1,077)	(1,041)
Amortization of prior service cost (1)	133	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	2,632	1,950	180	76	481	468
Net periodic benefit cost	$4,058	$3,186	$324	$137	$788	$771

	Six months ended June 30,
	Pension Benefits		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$3,727	$3,256	$67	$15	$1,470	$1,129
Interest cost	5,031	5,102	157	111	1,913	2,065
Expected return on plan assets	(6,214)	(6,151)	—	—	(2,176)	(2,083)
Amortization of prior service cost (1)	266	266	(4)	(4)	(505)	(505)
Amortization of net actuarial loss (1)	5,223	3,899	284	153	1,131	935
Net periodic benefit cost	$8,033	$6,372	$504	$275	$1,833	$1,541

	Twelve months ended June 30,
	Pension Benefits		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$6,732	$6,054	$104	$62	$2,742	$2,262
Interest cost	10,187	10,305	308	203	3,885	4,257
Expected return on plan assets	(12,372)	(11,721)	—	—	(4,229)	(4,161)
Amortization of prior service cost (1)	531	532	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	9,259	6,647	520	238	1,858	1,816
Net periodic benefit cost	$14,337	$11,817	$924	$495	$3,245	$3,163

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

In accordance with our regulatory agreements, our pension funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We made pension contributions of approximately $16.2 million in July 2013, which are expected to satisfy our funding requirements for the year. The actual minimum funding requirements will be determined based on the results of the actuarial valuations. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits.

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

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Compensation Expense	$420	$376	$1,711	$1,198	$2,376	$2,004
Tax Benefit Recognized	146	128	622	427	844	702

Activity for our various stock plans for the six months ended June 30, 2013 is summarized below:

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

	Fair Value of Grants Outstanding at June 30,
	2013	2012
Risk-free interest rate	0.10% to 0.50%	0.17% to 0.35%
Expected volatility of Empire stock	20.4%	20.9%
Expected volatility of peer group stock	17.6% to 17.9%	12.7% to 44.2%
Expected dividend yield on Empire stock	4.5%	4.7%
Expected forfeiture rates	3%	3%
Plan cycle	3 years	3 years
Fair value percentage	8.0% to 104.0%	34.0% to 101.0%
Weighted average fair value per share	$17.84	$12.64

Non-vested performance-based restricted stock awards (based on target number) as of June 30, 2013 and 2012 and changes during the six months ended June 30, 2013 and 2012 were as follows:

	2013		2012
	Number	Weighted Average	Number	Weighted Average
	of shares	Grant Date Price	of shares	Grant Date Price
Outstanding at January 1,	33,900	$20.25	37,400	$19.28
Granted	26,300	$21.36	10,000	$20.97
Awarded	(4,460)	$18.36	(7,823)	$18.12
Not Awarded	(8,540)	$18.36	(5,677)	$18.12

Nonvested at June 30,	47,200	$21.39	33,900	$20.25

At June 30, 2013, there was $0.6 million of total unrecognized compensation cost related to estimated outstanding awards. This cost will be recognized over the outstanding years remaining in the vesting period.

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

The fair value measurements for each grant year are noted in the following table:

Fair Value of Grants Outstanding at June 30
	2013	2012
Total unrecognized compensation cost (in millions)	$ 0.2	less than $0.1
Recognition period	0.4 years to 2.6 years	1.6 years
Fair value	$ 19.55	$ 18.38

No shares of time-vested restricted stock were granted in 2012 as a result of the limitation on incentive compensation in place in 2011. A summary of time vested restricted stock activity under the plan for 2012 and 2013 is presented in the table below:

	June 30, 2013		June 30, 2012
		Weighted		Weighted
		Average Fair		Average Fair
	Number of shares	Market Value	Number of shares	Market Value
Outstanding at January 1,	3,300	$20.38	3,433	$21.84
Granted	21,600	21.36	—	—
Vested	—	—	—	—
Distributed	—	—	(133)	$20.13
Forfeited	—	—	—	—
Vested but not distributed	—	—	—	—

Outstanding at end of period	24,900	$22.31	3,300	$20.35

All time-vested restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The cost of the awards is generally recognized over the requisite (explicit) service period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of June 30, 2013 and 2012, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at June 30,
	2013	2012
Risk-free interest rate	0.09% to 0.43%	0.20% to 0.54%
Expected dividend yield	4.50%	4.70%
Expected volatility	24.0%	25.0%
Expected life in months	78	78
Market value	$ 22.31	$ 21.10
Weighted average fair value per option	$ 1.55	$ 1.80

A summary of option activity under the plan during the quarters ended June 30, 2013 and June 30, 2012 is presented below:

		2013		2012
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	163,300	$22.13	190,300	$21.56
Granted	—	—	—	—
Exercised	40,200	$21.66	27,000	$18.12
Outstanding at June 30,	123,100	$23.19	163,300	$22.13
Exercisable at June 30,	123,100	$23.19	128,500	$23.15

The intrinsic value of the unexercised options is the difference between Empire’s closing stock price on the last day of the quarter and the exercise price multiplied by the number of in the money options had all option holders exercised their option on the last day of the quarter. The intrinsic value is zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at June 30, 2013 and 2012:

	2013	2012
Aggregate intrinsic value (in millions)	Less than $0.1	$0.1
Weighted-average remaining contractual life of outstanding options	2.6 years	3.7 years
Range of exercise prices	$21.79 to $23.81	$18.36 to $23.81
Total unrecognized compensation expense (in millions) related to non-vested options and related dividend equivalents granted under the plan	0.0	less than $0.1
Recognition period		0.6 years

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of June 30, 2013, there were 127,774 shares available for issuance in this plan.

	2013	2012
Subscriptions outstanding at June 30	62,793	72,899
Maximum subscription price(1)	$19.58	$17.95
Shares of stock issued	68,099	65,919
Stock issuance price	$17.95	$17.27

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2013 to May 31, 2014.

Assumptions for valuation of these shares are shown in the table below.

	2013	2012
Weighted average fair value of grants at June 30	$2.78	$3.19
Risk-free interest rate	0.14%	0.17%
Expected dividend yield	4.60%	5.00%
Expected volatility	14.00%	24.00%
Expected life in months	12	12
Grant Date	6/1/13	6/1/12

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands) for all periods presented ended June 30:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended	Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Electric transmission and distribution expense	$5,950	$4,264	$10,979	$8,372	$19,690	$16,493
Natural gas transmission and distribution expense	577	664	1,122	1,316	2,250	2,561
Power operation expense (other than fuel)	4,515	3,604	8,307	7,399	16,545	15,529
Customer accounts and assistance expense	2,619	2,584	5,198	5,018	10,391	10,297
Employee pension expense (1)	2,757	2,539	5,399	5,074	10,505	10,060
Employee healthcare plan (1)	2,408	2,324	5,195	4,562	10,458	8,664
General office supplies and expense	3,163	2,523	6,592	5,275	12,093	10,298
Administrative and general expense	3,603	3,573	7,918	7,792	15,217	15,384
Allowance for uncollectible accounts	1,044	753	1,790	1,345	3,483	3,446
Regulatory reversal of gain on sale of assets	—	—	1,236	—	1,236	—
Miscellaneous expense	11	16	48	39	95	102
Total	$26,647	$22,844	$53,784	$46,192	$101,963	$92,834

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

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended June 30, 2013
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$127,026	$7,777	$1,991	$(148)	$136,646
Depreciation and amortization	16,205	927	503	—	17,635
Federal and state income taxes	6,948	(129)	230	—	7,049
Operating income	19,994	744	372	—	21,110
Interest income	3	34	2	(29)	10
Interest expense	9,557	976	—	(29)	10,504
Income from AFUDC (debt and equity)	1,331	8	—	—	1,339
Net income	11,498	(214)	374	—	11,658

Capital Expenditures	$36,535	$1,463	$502		$38,500

	For the quarter ended June 30, 2012
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$124,091	$5,804	$1,885	$(148)	$131,632
Depreciation and amortization	13,759	861	448	—	15,068
Federal and state income taxes	6,745	(238)	253	—	6,760
Operating income	19,834	534	394	—	20,762
Interest income	118	95	1	(91)	123
Interest expense	9,174	976	—	(91)	10,059
Income from AFUDC (debt and equity)	170	1	—	—	171
Net income	10,691	(394)	411	—	10,708

Capital Expenditures	$33,745	$844	$594		$35,183

	For the six months ended June 30, 2013
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$255,788	$28,270	$4,024	$(296)	$287,786
Depreciation and amortization	30,887	1,851	998	—	33,736
Federal and state income taxes	12,943	1,076	512	—	14,531
Operating income	38,509	3,639	820	—	42,968
Interest income	497	105	7	(92)	517
Interest expense	18,893	1,953	—	(92)	20,754
Income from AFUDC (debt and equity)	2,161	9	—	—	2,170
Net income	21,721	1,735	831	—	24,287

Capital Expenditures	$73,070	$2,196	$942		$76,208

	For the six months ended June 30, 2012
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$243,817	$21,487	$3,768	$(296)	$268,776
Depreciation and amortization	27,329	1,780	894	—	30,003
Federal and state income taxes	11,932	459	568	—	12,959
Operating income	38,078	2,588	907	—	41,573
Interest income	288	166	1	(153)	302
Interest expense	19,202	1,953	—	(153)	21,002
Income from AFUDC (debt and equity)	268	2	—	—	270
Net income	18,864	725	923	—	20,512

Capital Expenditures	$66,863	$1,569	$1,538		$69,970

	For the twelve months ended June 30, 2013
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$522,624	$46,632	$7,443	$(592)	$576,107
Depreciation and amortization	58,869	3,669	1,642	—	64,180
Federal and state income taxes	33,277	1,406	1,047	—	35,730
Operating income	89,876	6,055	1,684	—	97,615
Interest income	1,155	262	13	(243)	1,187
Interest expense	37,558	3,905	—	(243)	41,220
Income from AFUDC (debt and equity)	3,811	18	—	—	3,829
Net income	55,487	2,267	1,702	—	59,456

Capital Expenditures	$149,619	$4,198	$2,003		$155,820

	For the twelve months ended June 30, 2012
($-000’s)	Electric	Gas	Other	Eliminations	Total

Statement of Income Information
Revenues	$519,403	$39,625	$7,389	$(592)	$565,825
Depreciation and amortization	53,956	3,530	1,832	—	59,318
Federal and state income taxes	32,602	766	1,065	—	34,433
Operating income	90,596	4,980	1,949	—	97,525
Interest income	805	296	1	(283)	819
Interest expense	39,243	3,909	4	(283)	42,873
Income from AFUDC (debt and equity)	626	4	—	—	630
Net Income	51,441	1,215	1,731	—	54,387

Capital Expenditures	$110,478	$4,657	$3,646		$118,781

	As of June 30, 2013
($-000’s)	Electric	Gas(1)	Other	Elimination	Total
Balance Sheet Information
Total assets	$2,082,513	$150,733	$29,494	$(94,103)	$2,168,637

(1) Includes goodwill of $39,492.

	As of December 31, 2012
($-000’s)	Electric	Gas(1)	Other	Elimination	Total
Balance Sheet Information
Total assets	$2,034,399	$148,814	$28,871	$(85,715)	$2,126,369

(1) Includes goodwill of $39,492.

Note 12– Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended June 30,:

	Three Months Ended		Six-Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Consolidated provision for income taxes	$7.0	$6.8	$14.5	$13.0	$35.7	$34.4
Consolidated effective federal and state income tax rates	37.7%	38.7%	37.4%	38.7%	37.5%	38.8%

The effective income tax rate for the three, six and twelve month periods ended June 30, 2013 is lower than comparable periods in 2012 primarily due to higher equity AFUDC income in 2013 compared with 2012.

We do not have any unrecognized tax benefits as of June 30, 2013. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE) is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas, including the sale of wholesale energy to four towns in Missouri and Kansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary which provides natural gas distribution to customers in 48 communities in northwest, north central and west central Missouri. Our other segment consists of our fiber optics business.

During the twelve months ended June 30, 2013, our gross operating revenues were derived as follows:

Electric segment sales*	90.7%
Gas segment sales	8.1
Other segment sales	1.2

*Sales from our electric segment include 0.3% from the sale of water.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended June 30 (in dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Basic and diluted earnings per weighted average share of common stock	$0.27	$0.25	$0.57	$0.49	$1.40	$1.29

Increased electric and gas gross margins positively impacted net income for all three periods presented as of June 30, 2013. We define electric gross margins as electric revenues less fuel and purchased power costs. We define gas gross margins as gas operating revenues less cost of gas in rates.

Increased electric customer rates resulting from our recently settled Missouri rate case (see “Recent Activities - Regulatory Matters” below) drove increases in revenue and electric gross margin during the quarter ended June 30, 2013. Average customer counts increased quarter over quarter, but were tempered slightly by an increase in seasonal disconnect activity compared to the 2012 quarter.

The increases in revenue and electric gross margin were partially offset by weather that was slightly more temperate than normal. June 2013 was considerably cooler than the very hot June 2012, resulting in a delay in the transition from heating to cooling season. Increases in regulated operating expense and depreciation and amortization expense also negatively impacted quarter over quarter results.

Increased revenues, due to the April 1, 2013 Missouri rate increase, and weather were positive drivers for the six months ended June 30, 2013. The first quarter of 2013 was considerably colder than the first quarter of 2012, when the warmest temperatures on record were recorded. Decreased maintenance and repairs expense and increased AFUDC also positively impacted net income for the six months ended June 30, 2013

Negative drivers for the six months ended June 30, 2013 as compared to the same period last year included increased regulated operating expense, increased depreciation and amortization expense and the regulatory write off of approximately $3.6 million (see “Recent Activities - Regulatory Matters” below).

Revenue and electric gross margin during the twelve months ended June 30, 2013 were positively impacted by the increased Missouri customer electric rates discussed above, improving customer counts and a change in our unbilled revenue estimate in the third quarter of 2012. A return to more normal summer and winter weather during the 2013 period negatively impacted gross margin compared to the 2012 period.

Increased regulated operating expense, increased depreciation and amortization expense and the previously mentioned regulatory write off also negatively impacted year over year results.

Factors impacting gross margin and net income for the quarter, six months and twelve months ended June 30, 2013, are presented on a segment basis under “Results of Operations” below.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, six months and twelve months ended June 30, 2012 and June 30, 2013, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

We believe this presentation is useful to investors because the statement of income does not readily show the EPS impact of the various components. This could limit the readers’ understanding of the reasons for the EPS change from the previous year’s EPS. This information is useful to management, and we believe this information is useful to investors, to better understand the reasons for the fluctuation in EPS between the prior and current years on a per share basis.

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

	Three Months Ended	Six Months Ended	Twelve Months Ended
Earnings Per Share — 2012	$0.25	$0.49	$1.29

Revenues
Electric segment	$0.04	$0.17	$0.04
Gas segment	0.03	0.10	0.10
Other segment	0.00	0.00	0.00
Total Revenue	0.07	0.27	0.14
Electric fuel and purchased power	0.05	0.05	0.21
Cost of natural gas sold and transported	(0.02)	(0.07)	(0.07)
Margin	0.10	0.25	0.28

Operating — electric segment	(0.06)	(0.11)	(0.14)
Operating —gas segment	0.00	0.00	0.01
Operating —other segment	0.00	0.00	(0.01)
Maintenance and repairs	0.01	0.01	0.02
Depreciation and amortization	(0.04)	(0.05)	(0.07)
Loss on plant disallowance	0.00	(0.03)	(0.03)
Other taxes	(0.01)	(0.02)	(0.03)
Interest charges	(0.01)	0.00	0.02
AFUDC	0.02	0.03	0.05
Change in effective income tax rates	0.01	0.01	0.03
Dilutive effect of additional shares issued	0.00	(0.01)	(0.02)
Earnings Per Share — 2013	$0.27	$0.57	$1.40

Recent Activities

Regulatory Matters

On February 22, 2013, we filed a Nonunanimous Stipulation and Agreement (Agreement) with the Missouri Public Service Commission (MPSC) which issued an order approving the Agreement on February 27, 2013, effective March 6, 2013. The Agreement provided for an annual increase in base revenues for our Missouri electric customers in the amount of approximately $27.5 million, effective April 1, 2013, and the continuation of the current fuel adjustment mechanism. The Agreement also included an increase in depreciation rates, recovery of deferred tornado costs over the next ten years and the continuation of tracking mechanisms for expenses related to employee pension, retiree health care, vegetation management, and Iatan 2, Iatan Common and Plum Point operating and maintenance costs. In addition, the Agreement included a write-off of approximately $3.6 million, consisting of a $2.4 million disallowance for the prudency of certain construction expenditures for Iatan 2 and a $1.2 million regulatory reversal of a prior period gain on sale of our Asbury unit train, which is included in regulated operating expenses. We also agreed not to implement a Missouri general rate increase prior to October 1, 2014. As initially filed on July 6, 2012, we had requested an annual increase in base rates for our Missouri electric customers in the amount of $30.7 million, or 7.56%, the continuation of the fuel adjustment clause, new depreciation rates and the recovery of various expenses.

On May 18, 2012, we filed a request with the Federal Energy Regulatory Commission (FERC) to implement a cost-based transmission formula rate (TFR) to be effective August 1, 2012. On July 31, 2012, the FERC suspended the TFR for five months and set the filing for hearing and settlement procedures. On June 13, 2013, we, the Kansas Corporation Commission and the cities of Monett, Mt. Vernon and Lockwood, Missouri and Chetopa, Kansas, filed a unanimous Settlement Agreement (Agreement) with the FERC. The Agreement includes a TFR that establishes an ROE of 10.0%. The Agreement calls for the TFR to be updated annually with the new updated TFR rates effective on July 1 of each year. FERC action on the Agreement is pending.

For additional information, see “Rate Matters” below.

Integrated Resource Plan

We filed our Integrated Resource Plan (IRP) with the MPSC on July 1, 2013. The IRP analysis of future loads and resources is normally conducted once every three years. Our IRP supports our Compliance Plan discussed in Note 7 of “Notes to Consolidated Financial Statements (Unaudited)”.

Financings

As described in Note 6, on October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due May 30, 2033 and $120.0 million of 4.32% First Mortgage Bonds due May 30, 2043. The delayed settlement of both series of bonds occurred on May 30, 2013. Interest is payable semi-annually on the bonds on each May 30 and November 30, commencing November 30, 2013.

A portion of the proceeds from the above sale of bonds was used to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013.  The remaining proceeds will be used for general corporate purposes.

Union Contract

In May 2013, Local 1464 of the International Brotherhood of Electrical Workers (IBEW) ratified a four-year agreement with EDG, effective June 1, 2013. At December 31, 2012, 34 EDG employees were members of Local 1464 of the IBEW.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three month, six month and twelve month periods ended June 30, 2013, compared to the same periods ended June 30, 2012.

The following table represents our results of operations by operating segment for the applicable periods ended June 30 (in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012

Electric	$11.5	$10.7	$21.7	$18.9	$55.5	$51.5
Gas	(0.2)	(0.4)	1.8	0.7	2.3	1.2
Other	0.4	0.4	0.8	0.9	1.7	1.7
Net income	$11.7	$10.7	$24.3	$20.5	$59.5	$54.4

Electric Segment

Gross Margin

As shown in the table below, electric segment gross margin increased approximately $6.4 million during the second quarter of 2013 as compared to the second quarter of 2012, mainly due to increased revenues as a result of the Missouri rate increase that became effective April 1, 2013.

The electric gross margin increased approximately $15.5 million for the six months ended June 30, 2013 as compared to the same period in 2012, mainly due to increased demand resulting from favorable weather in the first quarter of 2013 and increased revenues due to the Missouri rate increase.

These factors likewise impacted the twelve months ended June 30, 2013 period. Electric gross margin increased approximately $17.4 million as compared to the same period in 2012. A change in our unbilled revenue estimate in the third quarter of 2012 and improved customer counts also favorably impacted the twelve month period over period results.

The table below represents our electric gross margins for the applicable periods ended June 30 (dollars in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012

Electric segment revenues	$127.0	$124.1	$255.8	$243.8	$522.6	$519.4
Fuel and purchased power	42.0	45.5	87.3	90.8	175.4	189.6
Electric segment gross margins	$85.0	$78.6	$168.5	$153.0	$347.2	$329.8
Margin as % of total electric segment revenues	66.9%	63.3%	65.9%	62.8%	66.4%	63.5%

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

Sales and Revenues

Electric operating revenues comprised approximately 93.0% of our total operating revenues during the second quarter of 2013.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales by major customer class for on-system sales and off-system sales for the applicable periods ended June 30, were as follows:

	kWh Sales
	(in millions)
	Second	Second		6 Months	6 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2013	2012	Change(1)	2013	2012	Change(1)	2013	2012	Change(1)
Residential	387.3	389.1	(0.5)%	958.3	865.6	10.7%	1,943.5	1,857.5	4.6%
Commercial	377.0	399.5	(5.6)	736.7	737.3	(0.1)	1,557.7	1,553.4	0.3
Industrial	264.4	269.6	(1.9)	505.0	511.3	(1.2)	1,022.1	1,034.4	(1.2)
Wholesale on-system	83.9	89.0	(5.8)	168.4	173.5	(3.0)	348.0	362.0	(3.9)
Other(2)	31.5	29.1	8.5	64.5	60.3	7.0	128.4	125.0	2.8
Total on-system sales	1,144.1	1,176.3	(2.7)	2,432.9	2,348.0	3.6	4,999.7	4,932.3	1.4
Off-system	183.0	171.4	6.8	335.3	308.1	8.8	731.2	595.1	22.9
Total KWh Sales	1,327.1	1,347.7	(1.5)	2,768.2	2,656.1	4.2	5,730.9	5,527.4	3.7

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2) Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers decreased 2.7% during the quarter ended June 30, 2013, as compared to the same period in 2012, mainly due to slightly more temperate than normal temperatures during the second quarter of 2013. Total cooling degree days (the cumulative number of degrees that the daily average temperature for each day during that period was above 65° F) for the second quarter of 2013 were 27.7% less than the same period last year and 9.9% more than the 30-year average. Although the second quarter weather is usually measured in total cooling degree days, the slightly more temperate than normal temperatures in the second quarter of 2013 led to total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) outnumbering the cooling degree days, and correspondingly, a delay in the transition from heating to cooling season. Total heating degree days for the second quarter of 2013 were 110.7% more than the same period last year and 22.0% more than the 30-year average. KWh sales for our residential and commercial customers decreased during the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the slightly more temperate than normal temperatures and the corresponding delay in the transition from heating to cooling season.  The weather related decrease in residential sales was offset by an increase in the average residential customer count.

KWh sales for our on-system customers increased 3.6% during the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to increased demand resulting from colder weather in the first quarter of 2013 as compared to the first quarter of 2012.

KWh sales for our on-system customers increased 1.4% during the twelve months ended June 30, 2013, as compared to the same period in 2012, mainly due to improved customer counts. Residential and commercial kWh sales increased primarily due to the improved customer count.

Industrial sales decreased 1.9%, 1.2% and 1.2% during the quarter, six month and twelve month periods ended June 30, 2013, respectively, due to reductions by several large industrial customers.

We are not modifying our near and longer-term growth estimates disclosed in our 2012 10-K, although, on a weather-normalized basis, kWh sales were relatively flat in the first six months of 2013.

The amounts and percentage changes from the prior periods in electric segment operating revenues by major customer class for on-system and off-system sales for the applicable periods ended June 30, were as follows:

Electric Segment Operating Revenues

	($ in millions)
	3 Months	3 Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2013	2012	Change(1)	2013	2012	Change(1)	2013	2012	Change(1)
Residential	$47.9	$47.3	1.4%	$109.2	$101.5	7.6%	$222.2	$217.7	2.1%
Commercial	41.0	41.4	(0.9)	75.8	75.8	0.0	158.8	160.9	(1.3)
Industrial	21.1	20.8	1.5	38.2	38.8	(1.5)	78.2	81.2	(3.8)
Wholesale on-system	4.9	4.7	4.1	9.6	8.6	11.5	19.6	19.0	2.9
Other(2)	3.7	3.4	9.0	7.3	6.9	5.6	14.3	14.1	1.6
Total on-system revenues	$118.6	$117.6	0.9	$240.1	$231.6	3.7	$493.1	$492.9	0.1
Off-system	4.3	3.6	19.0	8.0	6.8	16.7	16.8	16.1	4.3
Total revenues from kWh sales	122.9	121.2	1.5	248.1	238.4	4.0	509.9	509.0	0.2
Miscellaneous revenues(3)	3.6	2.5	43.1	6.7	4.6	48.2	10.7	8.6	24.0
Total electric operating revenues	$126.5	$123.7	2.3	$254.8	$243.0	4.9	$520.6	$517.6	0.6
Water revenues	0.5	0.4	18.1	1.0	0.8	21.3	2.0	1.8	11.6
Total electric segment operating revenues	$127.0	$124.1	2.4	$255.8	$243.8	4.9	$522.6	$519.4	0.6

(1) Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2) Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3) Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

Revenues for our on-system customers increased $1.1 million during the second quarter of 2013 as compared to the second quarter of 2012. Rate changes from the April 2013 Missouri rate increase, increased revenues an estimated $7.8 million. Improved customer counts increased revenues an estimated $1.1 million. These revenue increases were partially offset by a $3.2 million decrease in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the second quarter of 2013 compared to the prior year quarter. The impact of weather and other related factors decreased revenues an estimated $4.6 million. The cumulative effect of these revenue changes had a favorable impact on gross margin quarter over quarter.

Revenues for our on-system customers increased $8.5 million for the six months ended June 30, 2013 as compared to the same period in 2012. Rate changes from the April 2013 Missouri rate increase, contributed an estimated $8.8 million to revenues. Weather and other related factors increased revenues an estimated $5.0 million during the six months ended June 30, 2013. Improved customer counts increased revenues an estimated $2.5 million. These revenue increases were partially offset by a $7.8 million decrease in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the six months ended June 30, 2013 compared to the same period in 2012. The cumulative effect of the revenue changes mentioned above had a favorable impact on gross margin for the six months ended 2013 period.

Revenues for our on-system customers increased $0.2 million for the twelve months ended June 30, 2013 as compared to the same period in 2012. Rate changes, primarily the April 2013

Missouri rate increase and the January 2012 Kansas rate increase, contributed an estimated $8.2 million to revenues. Improved customer counts increased revenues an estimated $7.4 million. Additionally, a change in our unbilled revenue estimate in the third quarter of 2012 added $3.4 million to revenues. These revenue increases were offset by a $13.7 million decrease in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the twelve months ended June 30, 2013 compared to the same period in 2012. Weather and other related factors decreased revenues an estimated $5.1 million. The cumulative year over year revenue changes mentioned above impacted gross margin positively.

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

Miscellaneous Revenues

Our miscellaneous revenues increased approximately $1.1 million, $2.1 million and $2.1 million during the quarter, six month and twelve month periods ended June 30, 2013, respectively, primarily due to increased transmission revenues. These miscellaneous revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions — Fuel and Purchased Power

The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for the applicable periods ended June 30, 2013 and 2012.

	Three Months		Six Months		Twelve Months
	Ended		Ended		Ended
(in millions)	2013	2012	2013	2012	2013	2012
Actual fuel and purchased power expenditures	$43.7	$39.9	$91.5	$80.6	$184.5	$181.1
Missouri fuel adjustment recovery (1)	(0.4)	2.7	(0.9)	7.0	(4.4)	9.3
Missouri fuel adjustment deferral(2)	(0.7)	3.2	(1.9)	5.0	(1.6)	1.7
Kansas and Oklahoma regulatory adjustments(2)	(0.1)	0.5	—	0.8	0.1	0.4
SWPA amortization(3)	(0.7)	(0.7)	(1.4)	(1.3)	(2.9)	(2.7)
Unrealized (gain)/loss on derivatives	0.2	(0.1)	—	(1.3)	(0.3)	(0.2)
Total fuel and purchased power expense per income statement	$42.0	$45.5	$87.3	$90.8	$175.4	$189.6

(1)A positive amount indicates costs recovered from customers from under recovery in prior deferral periods. A negative amount indicates costs refunded to customers from over recovery in prior deferral periods.

(2)A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

(3) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Operating Revenue Deductions — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended June 30, 2013 as compared to the same periods in 2012.

	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2013 vs. 2012	2013 vs. 2012	2013 vs. 2012
Employee pension expense	$0.2	$0.3	$0.5
Steam power other operating expense	0.8	0.7	0.8
Transmission expense	1.5	2.5	3.2
Distribution expense	0.2	0.1	0.0
Regulatory reversal of gain on prior period sale of assets	0.0	1.2	1.2
Employee health care expense	0.1	0.6	1.7
Customer accounts expense(1)	0.3	0.4	0.0
Banking fees	(0.1)	(0.5)	(0.9)
Regulatory commission expense	0.0	0.1	(0.5)
Property insurance	0.1	0.3	0.6
Injuries and damages expense	0.1	0.5	0.4
General labor costs	0.4	1.1	1.4
Professional services	(0.1)	(0.3)	0.3
General office expense	0.2	0.2	0.7
Other miscellaneous accounts (netted)	0.2	0.5	0.1
TOTAL	$3.9	$7.7	$9.5

(1)         Primarily uncollectible accounts.

The table below shows maintenance and repairs expense increases/(decreases) for the applicable periods ended June 30, 2013 as compared to the same periods in 2012.

	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2013 vs. 2012	2013 vs. 2012	2013 vs. 2012
Distribution and transmission maintenance costs	$0.5	$(0.6)	$(1.9)
Maintenance and repairs expense at the Asbury plant	(0.7)	(0.1)	0.7
Maintenance and repairs expense at the SLCC	(1.2)	(0.5)	(0.5)
Maintenance and repairs expense at the Iatan plant, Energy Center, Plum Point plant and Riverton plant	0.4	0.2	0.0
Other miscellaneous accounts (netted)	0.0	0.1	0.1
TOTAL	$(1.0)	$(0.9)	$(1.6)

Depreciation and amortization expense increased approximately $2.4 million (17.8%), $3.6 million (13.0%) and $4.9 million (9.1%) during the quarter, six month and twelve month periods ended June 30, 2013, respectively, primarily due to increased depreciation rates resulting from our recent Missouri electric rate case settlement and increased plant in service.

Other taxes increased approximately $0.6 million, $1.0 million and $1.7 million during the quarter, six month and twelve month periods ended June 30, 2013, respectively, due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended June 30:

Total Gas Delivered to Customers

	Three Months Ended			Six months ended			Twelve months ended
(bcf sales)	2013	2012	% change	2013	2012	% change	2013	2012	% change
Residential	0.33	0.15	117.5%	1.67	1.12	49.6%	2.56	1.99	28.8%
Commercial	0.18	0.14	34.2	0.79	0.58	35.2	1.26	1.05	19.6
Industrial(1)	0.01	0.01	39.7	0.05	0.04	29.8	0.07	0.07	(2.8)
Other(2)	0.01	0.00	390.5	0.02	0.01	58.3	0.03	0.03	31.8
Total retail sales	0.53	0.30	77.7	2.53	1.75	44.5	3.92	3.14	25.1
Transportation sales(1)	0.98	0.92	6.1	2.39	2.14	11.5	4.50	4.11	9.3
Total gas operating sales	1.51	1.22	23.7	4.92	3.89	26.3	8.42	7.25	16.1

(1)  The twelve month ended percentage change reflects the transfer of customers from industrial sales to transportation during the first quarter of 2012.

(2) Other includes other public authorities and interdepartmental usage.

Gas retail sales increased 77.7% during the second quarter of 2013 as compared to the second quarter of 2012 primarily due to cooler than normal temperatures during the second quarter of 2013. Heating degree days were 150.6% more in the second quarter of 2013 as compared to the second quarter of 2012 and 43.4% more than the 30-year average.

Gas retail sales increased 44.5% during the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to colder weather during the first and second quarters of 2013 as compared to the same periods in 2012.

Gas retail sales increased 25.1% during the twelve months ended June 30, 2013 as compared to the same period in 2012 reflecting the colder weather during the first and second quarters of 2013 as compared to the same periods in 2012. Industrial sales decreased slightly, reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012.

The following table details our natural gas revenues for the periods ended June 30:

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Six months ended			Twelve months ended
($ in millions)	2013	2012	% change	2013	2012	% change	2013	2012	% change
Residential	$4.8	$3.3	46.9%	$18.1	$13.3	35.6%	$29.5	$24.5	20.5%
Commercial	2.1	1.6	26.8	7.7	5.9	31.1	12.6	10.7	17.4
Industrial(1)	0.0	0.1	(40.4)	0.3	0.3	5.3	0.5	0.5	(7.4)
Other(2)	0.0	0.0	136.4	0.2	0.2	48.0	0.3	0.3	26.9
Total retail revenues	$6.9	$5.0	39.4	$26.3	$19.7	33.9	$42.9	$36.0	19.2
Other revenues	0.2	0.1	24.8	0.2	0.2	4.7	0.4	0.4	(6.2)
Transportation revenues(1)	0.7	0.7	(2.9)	1.7	1.6	6.9	3.3	3.2	3.7
Total gas operating revenues	$7.8	$5.8	34.0	$28.2	$21.5	31.6	$46.6	$39.6	17.7
Cost of gas sold	3.1	1.8	76.0	15.0	10.4	45.3	23.3	18.3	27.0
Gas operating revenues over cost of gas in rates (margin)	$4.7	$4.0	15.6	$13.2	$11.1	18.8	$23.3	$21.3	9.6

(1)  The twelve month ended percentage change reflects the transfer of customers from industrial sales to transportation during the first quarter of 2012.

(2) Other includes other public authorities and interdepartmental usage.

During the second quarter of 2013, gas segment revenues increased approximately $2.0 million, mainly due to increased sales resulting from the cooler than normal weather previously discussed. Our gas gross margin (defined as gas operating revenues less cost of gas in rates) for the second quarter of 2013 increased $0.7 million as compared to the second quarter of 2012 due to the weather impact.

During the six and twelve month periods ended June 30, 2013, gas segment revenues increased approximately $6.7 million and $7.0 million, respectively, as compared to the corresponding periods ended June 30, 2012 mainly due to increased sales resulting from colder weather during the first and second quarters of 2013 as compared to the same period in 2012. Our gas gross margin for the six and twelve months ended June 30, 2013 increased $2.1 million and $2.0 million, respectively, as compared to the corresponding 2012 periods.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of June 30, 2013, we had unrecovered purchased gas costs of $0.4 million recorded as a current regulatory asset and over recovered purchased gas costs $0.7 million recorded as a non-current regulatory liability.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended June 30, 2013 as compared to the same periods in 2012.

	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2013 vs. 2012	2013 vs. 2012	2013 vs. 2012
Transmission operation expense	$(0.1)	$(0.2)	$(0.3)
Customer assistance expense	0.0	0.0	(0.1)
TOTAL	$(0.1)	$(0.2)	$(0.4)

Our gas segment had a $0.2 million net loss for the second quarter of 2013 as compared to a $0.4 million net loss for the second quarter of 2012.

Our gas segment had net income of $1.8 million for the six months ended June 30, 2013 and $2.3 million for the twelve months ended June 30, 2013, as compared to $0.7 million and $1.2 million, respectively, for the comparable periods ended June 30, 2012.

Consolidated Company

Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Consolidated provision for income taxes	$7.0	$6.8	$14.5	$13.0	$35.7	$34.4

Consolidated effective federal and state income tax rates	37.7%	38.7%	37.4%	38.7%	37.5%	38.8%

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

	Three Months Ended		Six Months Ended		Twelve Months Ended
($ in millions)	2013	2012	2013	2012	2013	2012
Allowance for equity funds used during construction	$0.8	$0.1	$1.4	$0.1	$2.4	$0.3
Allowance for borrowed funds used during construction	0.5	0.1	0.8	0.2	1.4	0.3
Total AFUDC	$1.3	$0.2	$2.2	$0.3	$3.8	$0.6

Total interest charges on long-term and short-term debt for the periods ended June 30, are shown below. The changes in long-term debt interest for all periods reflect the financing discussed in Note 6 of “Notes to Consolidated Financial Statements (Unaudited)” and under “Liquidity and Capital Resources - Financing Activities” below. The change in the twelve months ended interest charges also reflects the redemption on April 1, 2012 of all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024, the redemption of all $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013. These bonds were replaced by a private placement of $88.0 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38.0 million occurred on April 2, 2012 and the second settlement of $50.0 million occurred on June 1, 2012. The changes in short-term debt interest primarily reflect lower levels of borrowing during the three months ended and six months ended periods and higher levels of borrowing during the twelve months ended period.

	Interest Charges
	(in millions)
	Second	Second		6 Months	6 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2013	2012	Change*	2013	2012	Change*	2013	2012	Change*
Long-term debt interest	10.2	9.6	5.7%	20.2	20.3	(0.7)%	40.0	41.6	(3.7)%
Short-term debt interest	0.0	0.1	(91.1)	0.1	0.2	(63.1)	0.1	0.2	(56.5)
Iatan1and 2 carrying charges*	0.0	0.0	26.5	0.1	0.1	26.6	0.1	0.1	12.4
Other interest	0.3	0.3	0.3	0.4	0.4	(2.5)	1.0	1.0	0.2
Total interest charges	10.5	10.0	4.4	20.8	21.0	(1.2)	41.2	42.9	(3.9)

*The twelve month ended comparison reflects deferred Iatan 1 and Iatan 2 carrying charges to reflect construction accounting in accordance with our agreement with the MPSC. Deferral ended when the plants were placed in rates. See Note 3 and Rate Matters below for additional information regarding carrying charges.

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

On February 22, 2013, we filed a Nonunanimous Stipulation and Agreement (Agreement) with the MPSC which issued an order approving the Agreement on February 27, 2013, effective March 6, 2013. The Agreement provided for an annual increase in base revenues for our Missouri electric customers in the amount of approximately $27.5 million, effective April 1, 2013, and the continuation of the current fuel adjustment mechanism. The Agreement also included an increase in depreciation rates, recovery of deferred tornado costs over the next ten years and the continuation of tracking mechanisms for expenses related to employee pension, retiree health care, vegetation management, and Iatan 2, Iatan Common and Plum Point operating and maintenance costs.  In addition, the Agreement included a write-off of approximately $3.6 million, consisting of a $2.4 million disallowance for the prudency of certain construction expenditures for Iatan 2 and a $1.2 million regulatory reversal of a prior period gain on sale of our Asbury unit train, which is included in regulated operating expenses. We also agreed not to implement a Missouri general rate increase prior to October 1, 2014.

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

On May 18, 2012, we filed a request with the FERC to implement a TFR to be effective August 1, 2012. On July 31, 2012, the FERC suspended the TFR for five months and set the filing for hearing and settlement procedures. On June 13, 2013, we, the Kansas Corporation Commission and the cities of Monett, Mt. Vernon and Lockwood, Missouri and Chetopa, Kansas, filed a unanimous Settlement Agreement (Agreement) with the FERC. The Agreement includes a TFR that establishes an ROE of 10.0%. The Agreement calls for the TFR to be updated annually with the new updated TFR rates effective on July 1 of each year. FERC action on the Agreement is pending.

Our other rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2012, remain unchanged. See Note 3, “Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information

COMPETITION AND MARKETS

Electric Segment

SPP Regional Transmission Development: On June 17, 2010, the FERC approved the new highway/byway cost allocation method, a new transmission cost allocation method to replace the existing FERC accepted cost allocation method for new transmission facilities needed to continue to reliably and economically serve Southwest Power Pool (SPP) customers, including ours, well into the future. To date, the SPP’s Board of Directors (BOD) has approved over $8 billion in transmission projects for the 2006 through 2022 time period of which over $4 billion is in planned highway/byway transmission projects. As these projects are constructed, we will be allocated a share of the costs of the projects pursuant to the FERC accepted highway/byway regional costs allocation method. We expect that these operating costs will be material, but that they will be recoverable in future rates.

Other FERC Activity

On April 23, 2012, we intervened in the SPP’s Petition for Review (Case No. 12-1158) of FERC’s Orders on Declaratory Order and Rehearing (Docket No. EL11-34-000) on the interpretation of the SPP/MISO Joint Operating Agreement (JOA) at the United States Court of Appeals for the District of Columbia. We are in agreement with SPP and other SPP members that FERC was incorrect in its determination that MISO’s interpretation of the Joint Operating Agreement appropriately enables MISO and Entergy to utilize ours and other SPP members transmission systems to integrate Entergy into the MISO RTO without compensation or consideration of the negative impacts to us and the other SPP members. On June 25, 2012, the SPP interveners made a joint intervention filing at the DC court and a joint brief in October 2012 and reply brief on January 14, 2013.  It is in our best interests that the review of the Joint Operating Agreement between SPP and MISO be remanded back to FERC to reevaluate its Orders. Based on the current terms and conditions of MISO membership, Entergy’s participation in MISO will not be beneficial to our customers as it will increase transmission delivery costs for our Plum Point power station as well as utilize our transmission system without compensation. In late 2012, ITC Holdings and Entergy announced the sale of transmission assets to ITC and formation of new ITC transmission only companies. Subsequently, ITC, Entergy, and MISO made multiple filings at the FERC for the transfer of ownership of Entergy’s transmission facilities as well as full integration into the MISO RTO. We and several other SPP members jointly filed in protest of the filings on January 11, 2013, based on Entergy and MISO’s planned utilization of our and the other SPP members’ system without mitigation or resolution of the current and expected harm of MISO’s interpretation/use of the joint operating agreement to implement the integration.  On June 20, 2013, FERC issued several Orders, with some conditions, approving Entergy joining MISO and the purchase of Entergy transmission assets by a newly created subsidiary of ITC Holdings, ITC South. Many of the SPP joint protestors will be making a joint filing at FERC for clarification and/or rehearing of FERC’s orders on ITC/Entergy/MISO with an emphasis on FERC’s lack of requirement for SPP and MISO to resolve their JOA issues of dispute prior to Entergy joining MISO in late December 2013.

We and several other SPP members have intervened at the Missouri and Arkansas commissions in opposition to the sale/transfer of transmission assets of Entergy Arkansas to ITC South. We believe the sale of Entergy’s transmission facilities and joining MISO has not been shown to be in the public interest and will negatively impact and increase cost to our customers. Those transfer of transmission asset cases are pending before those commissions with rulings expected in early fall 2013. The transaction between ITC and Entergy is conditional upon Entergy securing all necessary state and federal regulatory approvals.

See Note 3, “Regulatory Matters - Competition” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

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

Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide approximately 66% of the funds required for the remainder of our budgeted 2013 capital expenditures (as discussed in “Capital Requirements and Investing Activities” below). We believe the amounts available to us under our credit facilities and the issuance of debt and equity securities together with this cash provided by operating activities, will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

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

Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2013	2012	Change
Cash provided by/(used in):
Operating activities	$71.0	$71.7	$(0.7)
Investing activities	(73.2)	(62.3)	(10.9)
Financing activities	9.7	(12.0)	21.7
Net change in cash and cash equivalents	$7.5	$(2.6)	$10.1

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

Six Months Ended June 30, 2013 Compared to 2012.  During the six months ended June 30, 2013, our net cash flows provided from operating activities decreased $0.7 million or 0.9% from 2012. This change resulted primarily from the following:

•                  Increase in net income - $3.8 million.

•                  Change in pension contributions net of expense accruals - $6.0 million.

•                  Non-cash loss on regulatory plant disallowance as a result of our 2013 Missouri electric rate case- $2.4 million.

•                  Regulatory reversal of a prior period gain on the sale of assets as a result of our 2013 Missouri electric rate case - $1.2 million.

•                  Changes related to fuel inventories for both electric and gas segments - $5.8 million.

•                  2012 asset retirement obligation adjustments - $0.9 million.

•                  Tax timing differences mostly related to depreciation and amortizations - $(1.4) million.

•                  Increase in equity AFUDC mostly attributable to higher construction work in progress balances - $(1.3) million.

•                  Lower fuel related amortizations partially offset by increased plant in service depreciation - $(5.3) million.

•                  Increase in customer accounts receivable - $(7.7) million.

•                  Increased change in fuel adjustment balances - $(5.2) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $10.9 million during the six months ended June 30, 2013 as compared to the same period in 2012.

Our capital expenditures incurred totaled approximately $76.2 million during the six months ended June 30, 2013 compared to $70.0 million for the six months ended June 30, 2012. The increase was primarily the result of an increase in electric plant additions and replacements, mainly due to the environmental retrofit in progress at our Asbury plant.

A breakdown of the capital expenditures for the six months ended June 30, 2013 and 2012 is as follows:

	Capital Expenditures
(in millions)	2013	2012
Distribution and transmission system additions	$27.0	$26.2
New Generation — Iatan 2	0.2	1.0
Additions and replacements — electric plant	40.2	21.2
Storms	0.2	7.1
Transportation	0.4	0.4
Gas segment additions and replacements	2.1	1.4
Other (including retirements and salvage -net) (1)	5.2	11.1
Subtotal	75.3	68.4
Non-regulated capital expenditures (primarily fiber optics)	0.9	1.6
Subtotal capital expenditures incurred (2)	76.2	70.0
Adjusted for capital expenditures payable (3)	(0.4)	(7.7)
Total cash outlay	$75.8	$62.3

(1) Other includes equity AFUDC of $(1.4) million and $(0.1) million for 2013 and 2012, respectively.

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

Approximately 42% of our cash requirements for capital expenditures during the second quarter of 2013 were satisfied from internally generated funds (funds provided by operating activities less dividends paid).

We estimate that internally generated funds will provide approximately 66% of the funds required for the remainder of our budgeted 2013 capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. If additional financing is needed, we intend to utilize a combination of debt and equity securities. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Six Months Ended June 30, 2013 Compared to Six months Ended June 30, 2012.

Our net cash flows provided by financing activities was $9.7 million in the six months ended June 30, 2013, an increase of $21.7 million as compared to a $12.0 million use of cash during the six months ended June 30, 2012, primarily due to the following:

•                  Issuance of $150.0 million of first mortgage bonds in the six months ended June 30, 2013 compared to $88.0 million in the six months ended June 30, 2012

•                  Repayment of $98.0 million of senior notes in the six months ended June 30, 2013 compared to $88.0 million of first mortgage bonds in the six months ended June 30, 2012.

•                  Repayment of $24.0 million in short-term debt in the six months ended June 30, 2013 as compared to borrowing $5.9 million in the six months ended June 30, 2012.

See the financing discussion in Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Shelf Registration

We have a $400.0 million shelf registration statement with the SEC, effective for a three-year period beginning February 7, 2011, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. We have received regulatory approval for the issuance of securities under this shelf from all four states in our electric service territory, but we may only issue up to $250.0 million of such securities in the form of first mortgage bonds, of which $12.0 million remains available after giving effect to the $150.0 million of new first mortgage bonds issued on May 30, 2013. We plan to use proceeds from offerings made pursuant to this shelf to fund capital expenditures, refinancings of existing debt or general corporate needs.

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

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2013, we are in compliance with these ratios. Our total indebtedness is 50.6% of our total capitalization as of June 30, 2013 and our EBITDA is 5.0 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at June 30, 2013 and no outstanding commercial paper.

EDE Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended June 30, 2013 would permit us to issue approximately $530.9 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At June 30, 2013, we had retired bonds and net property additions which would enable the issuance of at least $812.7 million principal amount of bonds if the annual interest requirements are met. As of June 30, 2013, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of June 30, 2013, this test would allow us to issue approximately $14.3 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa2	BBB
EDE First Mortgage Bonds	BBB+	A3	A-
Senior Notes	BBB	Baa2	BBB
Commercial Paper	F3	P-2	A-2
Outlook	Stable	Stable	Stable

*Not rated

On March 6, 2013, Standard & Poor’s upgraded our corporate credit rating to BBB from BBB-, senior secured debt to A- from BBB+, senior unsecured debt to BBB from BBB- and our commercial paper rating to A-2 from A-3. Standard & Poor’s outlook for Empire is stable. On May 26, 2011 after the May 22, 2011 tornado, and again on April 25, 2012, Moody’s reaffirmed all of our ratings. On March 24, 2011, Fitch revised our commercial paper rating from F2 to F3 and reaffirmed our other ratings. The rating action was not based on a specific action or event on our part, but reflected their traditional linkage of long-term and short-term Issuer Default Ratings. On May 24, 2013, Fitch reaffirmed our ratings.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Material changes to our contractual obligations at June 30, 2013, compared to December 31, 2012, consist of the following:

•                  On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due May 30, 2033 and $120.0 million of 4.32% First Mortgage Bonds due May 30, 2043. The delayed settlement of both series of bonds occurred on May 30, 2013.

•                  On June 15, 2013, we redeemed all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013.

See “Financing Activities” above for details.

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

In response to the expected loss of revenues resulting from the May 22, 2011 tornado, our level of retained earnings and other relevant factors, our Board of Directors suspended our quarterly dividend for the third and fourth quarters of 2011. On February 2, 2012, the Board of Directors re-established the dividend and declared a quarterly dividend of $0.25 per share on common stock payable on March 15, 2012 to holders of record as of March 1, 2012. Dividends were paid during all four quarters of 2012. As of June 30, 2013, our retained earnings balance was $50.1 million, compared to $33.1 million as of June 30, 2012 and $47.1 million as of December 31, 2012. On July 25, 2013, the Board of Directors declared a quarterly dividend of $0.25 per share on common stock payable September 16, 2013 to holders of record as of September 3, 2013.

Our diluted earnings per share were $0.57 for the six months ended June 30, 2013 and were $1.32 and $1.31 for the years ended December 31, 2012 and 2011, respectively. Dividends paid per share were $0.50 for the six months ended June 30, 2013, $1.00 for the year ended December 31, 2012 and $0.64 for the year ended December 31, 2011.

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

In addition, the EDE Mortgage and our Restated Articles contain certain dividend restrictions. The most restrictive of these is contained in the EDE Mortgage, which provides that we may not declare or pay any dividends (other than dividends payable in shares of our common stock) or make any other distribution on, or purchase (other than with the proceeds of additional common stock financing) any shares of, our common stock if the cumulative aggregate amount thereof after August 31, 1944 (exclusive of the first quarterly dividend of $98,000 paid after said date) would exceed the sum of $10.75 million and the earned surplus (as defined in the EDE Mortgage) accumulated subsequent to August 31, 1944, or the date of succession in the event that another corporation succeeds to our rights and liabilities by a merger or consolidation. The EDE Mortgage permits the payment of any dividend or distribution on, or purchase of, shares of our common stock within 60 days after the related date of declaration or notice of such dividend, distribution or purchase if (i) on the date of declaration or notice, such dividend, distribution or purchase would have complied with the provisions of the EDE Mortgage and (ii) as of the last day of the calendar month ended immediately preceding the date of such payment, our ratio of total indebtedness to total capitalization (after giving pro forma effect to the payment of such dividend, distribution, or purchase) was not more than 0.625 to 1.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended June 30, 2013.

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

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of June 30, 2013, 64%, or 3.8 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2013 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at June 30, 2013, our natural gas cost would increase by approximately $1.4 million based on our June 30, 2013 total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of June 30, 2013, we have 0.8 million Dths in storage on the three pipelines that serve our customers. This represents 38% of our storage capacity.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at June 30, 2013 and December 31, 2012. There were no margin deposit liabilities at these dates.

(in millions)	June 30, 2013	December 31, 2012

Margin deposit assets	$5.0	$4.2

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a small group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at June 30, 2013, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$4.2
Net unrealized mark-to-market losses for financial natural gas contracts	6.8
Net credit exposure	$11.0

The $6.8 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $6.8 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since they are below the $10.0 million mark-to-market collateral threshold in our agreements. As noted above, as of June 30, 2013, we have $5.0 million on deposit for NYMEX contract exposure to Empire, of which $4.9 million represents our collateral requirement. In addition, if NYMEX gas prices decreased 25% from their June 30, 2013 levels, we would be required to post an additional $10.7 million in collateral. If these prices increased 25%, our collateral requirement would decrease $3.4 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

For the twelve months ended June 30, 2013, our ratio of earnings to fixed charges was 2.94x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(4) Thirty-Ninth Supplemental Indenture, dated May 30, 2013, to the Indenture of Mortgage and Deed of Trust dated as of September 1, 1944, as amended and supplemented, by and among the Company, The Bank of New York Mellon Trust Company, N.A. and UMB Bank & Trust, N. A. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated May 30, 2013 and filed May 30, 2013, File No. 001-03368).

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, six and twelve month periods ended June 30, 2013 and 2012, (ii) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

August 7, 2013