Form 10-Q
period 2013-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2013-11-08
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013 or

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

As of October 31, 2013, 42,968,104 shares of common stock were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30
	2013	2012
	(000’s except per share amounts)
Operating revenues:
Electric	$150,370	$152,730
Gas	4,952	4,999
Other	2,164	1,473
	157,486	159,202
Operating revenue deductions:
Fuel and purchased power	44,864	48,036
Cost of natural gas sold and transported	1,191	1,251
Regulated operating expenses	26,100	24,038
Other operating expenses	805	776
Maintenance and repairs	10,674	10,972
Depreciation and amortization	17,735	15,108
Provision for income taxes	14,197	15,428
Other taxes	9,024	8,311
	124,590	123,920

Operating income	32,896	35,282
Other income and (deductions):
Allowance for equity funds used during construction	1,128	292
Interest income	5	265
Benefit/(provision) for other income taxes	47	(49)
Other — non-operating expense, net	(333)	(274)
	847	234
Interest charges:
Long-term debt	10,102	9,950
Short-term debt	—	16
Allowance for borrowed funds used during construction	(606)	(243)
Other	251	251
	9,747	9,974

Net income	$23,996	$25,542

Weighted average number of common shares outstanding - basic	42,869	42,345

Weighted average number of common shares outstanding - diluted	42,898	42,374

Total earnings per weighted average share of common stock — basic and diluted	$0.56	$0.60

Dividends declared per share of common stock	$0.25	$0.25

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
	(000’s except per share amounts)
Operating revenues:
Electric	$406,158	$396,546
Gas	33,222	26,486
Other	5,892	4,945
	445,272	427,977
Operating revenue deductions:
Fuel and purchased power	132,179	138,792
Cost of natural gas sold and transported	16,229	11,601
Regulated operating expenses	79,884	70,230
Other operating expenses	2,470	2,145
Maintenance and repairs	29,764	30,893
Loss on plant disallowance	2,409	—
Depreciation and amortization	51,471	45,111
Provision for income taxes	28,693	28,185
Other taxes	26,309	24,166
	369,408	351,123

Operating income	75,864	76,854
Other income and (deductions):
Allowance for equity funds used during construction	2,521	395
Interest income	522	568
Benefit/(provision) for other income taxes	12	(251)
Other — non-operating expense, net	(912)	(703)
	2,143	9
Interest charges:
Long-term debt	30,243	30,242
Short-term debt	59	175
Allowance for borrowed funds used during construction	(1,383)	(410)
Other	805	802
	29,724	30,809

Net income	$48,283	$46,054

Weighted average number of common shares outstanding - basic	42,715	42,197

Weighted average number of common shares outstanding - diluted	42,737	42,220

Total earnings per weighted average share of common stock — basic and diluted	$1.13	$1.09

Dividends declared per share of common stock	$0.75	$0.75

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	September 30,
	2013	2012
	(000’s except per share amounts)
Operating revenues:
Electric	$520,265	$514,515
Gas	46,585	39,571
Other	7,542	6,657
	574,392	560,743
Operating revenue deductions:
Fuel and purchased power	172,283	183,288
Cost of natural gas sold and transported	23,262	18,384
Regulated operating expenses	104,024	93,572
Other operating expenses	3,056	2,763
Maintenance and repairs	39,315	42,261
Loss on plant disallowance	2,409	—
Depreciation and amortization	66,807	59,669
Provision for income taxes	34,603	33,727
Other taxes	33,402	30,722
	479,161	464,386

Operating income	95,231	96,357
Other income and (deductions):
Allowance for equity funds used during construction	3,273	537
Interest income	926	1,055
Benefit/(provision) for other income taxes	201	(531)
Other — non-operating expense, net	(2,119)	(1,005)
	2,281	56
Interest charges:
Long-term debt	40,194	40,896
Short-term debt	71	192
Allowance for borrowed funds used during construction	(1,754)	(470)
Other	1,091	1,050
	39,602	41,668
Net income	$57,910	$54,745
Weighted average number of common shares outstanding — basic	42,644	42,141
Weighted average number of common shares outstanding — diluted	42,665	42,163

Total earnings per weighted average share of common stock — basic and diluted	$1.36	$1.30
Dividends declared per share of common stock	$1.00	$0.75

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,207,736	$2,176,188
Gas	72,127	69,851
Other	39,095	37,983
Construction work in progress	129,219	56,347
	2,448,177	2,340,369
Accumulated depreciation and amortization	718,492	682,737
	1,729,685	1,657,632

Current assets:
Cash and cash equivalents	16,383	3,375
Restricted cash	1,773	4,357
Accounts receivable — trade, net of allowance $988 and $1,388, respectively	51,485	38,874
Accrued unbilled revenues	16,335	23,254
Accounts receivable — other	14,900	13,277
Fuel, materials and supplies	53,050	61,870
Prepaid expenses and other	20,360	21,806
Unrealized gain in fair value of derivative contracts	333	96
Regulatory assets	6,398	6,377
	181,017	173,286

Noncurrent assets and deferred charges:
Regulatory assets	231,950	243,958
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,722	7,606
Unrealized gain in fair value of derivative contracts	—	191
Other	4,942	4,204
	285,106	295,451
Total Assets	$2,195,808	$2,126,369

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2013	December 31, 2012
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 42,939,207 and 42,484,363 shares issued and outstanding, respectively	$42,939	$42,484
Capital in excess of par value	637,003	628,199
Retained earnings	63,350	47,115
Total common stockholders’ equity	743,292	717,798

Long-term debt (net of current portion):
Obligations under capital lease	4,237	4,441
First mortgage bonds and secured debt	637,569	487,541
Unsecured debt	101,680	199,644
Total long-term debt	743,486	691,626
Total long-term debt and common stockholders’ equity	1,486,778	1,409,424

Current liabilities:
Accounts payable and accrued liabilities	55,281	66,559
Current maturities of long-term debt	327	714
Short-term debt	—	24,000
Regulatory liabilities	4,295	6,303
Customer deposits	12,518	12,001
Interest accrued	13,766	5,902
Other current liabilities	1,894	—
Unrealized loss in fair value of derivative contracts	3,078	3,403
Taxes accrued	16,781	2,992
	107,940	121,874

Commitments and contingencies (Note 7)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	134,531	131,055
Deferred income taxes	320,042	301,967
Unamortized investment tax credits	18,708	18,897
Pension and other postretirement benefit obligations	107,299	120,808
Unrealized loss in fair value of derivative contracts	3,089	3,819
Other	17,421	18,525
	601,090	595,071
Total Capitalization and Liabilities	$2,195,808	$2,126,369

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
	($-000’s)
Operating activities:
Net income	$48,283	$46,054
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	53,048	55,043
Pension and other postretirement benefit costs, net of contributions	(5,458)	1,486
Deferred income taxes and unamortized investment tax credit, net	21,579	26,906
Allowance for equity funds used during construction	(2,521)	(395)
Stock compensation expense	2,334	1,893
Loss on plant disallowance	2,409	—
Regulatory reversal of gain on sale of assets	1,236	—
Non-cash loss on derivatives	169	3,074
Other	—	(16)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(5,877)	496
Fuel, materials and supplies	6,652	1,300
Prepaid expenses, other current assets and deferred charges	533	(8,953)
Accounts payable and accrued liabilities	(21,708)	(14,437)
Asset retirement obligations	(363)	—
Interest, taxes accrued and customer deposits	22,170	19,614
Other liabilities and other deferred credits	(4,845)	4,001

Net cash provided by operating activities	117,641	136,066

Investing activities:
Capital expenditures — regulated	(107,074)	(99,036)
Capital expenditures and other investments — non-regulated	(1,290)	(2,349)
Decrease in restricted cash	2,585	—

Net cash used in investing activities	(105,779)	(101,385)

Financing activities:
Proceeds from first mortgage bonds, net	150,000	88,000
Long-term debt issuance costs	(1,607)	(1,066)
Proceeds from issuance of common stock, net of issuance costs	7,391	6,522
Repayment of first mortgage bonds	—	(88,029)
Net short-term debt repayments	(24,000)	(10,000)
Redemption of senior notes	(98,000)	—
Dividends	(32,048)	(31,665)
Other	(590)	(680)

Net cash provided by / (used in) financing activities	1,146	(36,918)

Net increase (decrease) in cash and cash equivalents	13,008	(2,237)

Cash and cash equivalents at beginning of period	3,375	5,408

Cash and cash equivalents at end of period	$16,383	$3,171

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

The information furnished reflects all adjustments which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2012.

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

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	September 30, 2013	December 31, 2012
Regulatory Assets:
Current:
Under recovered fuel costs(1)	$302	$2,885
Current portion of long-term regulatory assets(1)	6,096	3,492
Regulatory assets, current(1)	6,398	6,377
Long-term:
Pension and other postretirement benefits(2)	129,110	136,480
Income taxes	48,418	48,759
Deferred construction accounting costs	16,385	16,717
Unamortized loss on reacquired debt	11,246	12,142
Unsettled derivative losses — electric segment	5,613	6,557
System reliability — vegetation management	7,783	9,002
Storm costs(3)	5,084	4,828
Asset retirement obligation	4,616	4,430
Customer programs	4,785	4,356
Unamortized loss on interest rate derivative	1,001	1,147
Deferred operating and maintenance expense	1,863	2,049
Under recovered fuel costs	1,212	314
Current portion of long-term regulatory assets	(6,096)	(3,492)
Other	930	669
Regulatory assets, long-term	231,950	243,958
Total Regulatory Assets	$238,348	$250,335

	September 30, 2013	December 31, 2012
Regulatory Liabilities:
Current:
Over recovered fuel costs(1)	$556	$3,214
Current portion of long-term regulatory liabilities(1)	3,739	3,089
Regulatory liabilities, current(1)	4,295	6,303
Long-term:
Costs of removal	92,058	83,368
SWPA payment for Ozark Beach lost generation	20,105	22,242
Income taxes	11,736	11,972
Deferred construction accounting costs — fuel	8,047	8,156
Unamortized gain on interest rate derivative	3,414	3,541
Pension and other postretirement benefits(4)	2,377	2,007
Over recovered fuel costs	533	2,858
Current portion of long-term regulatory liabilities(1)	(3,739)	(3,089)
Regulatory liabilities, long-term	134,531	131,055
Total Regulatory Liabilities	$138,826	$137,358

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

(3) Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado.

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

All derivative instruments are recognized at fair value on the balance sheet with the unrealized losses or gains from derivatives used to hedge our fuel costs in our electric segment recorded in regulatory assets or liabilities. All gains and losses from derivatives related to the gas segment are also recorded in regulatory assets or liabilities. This is in accordance with the Accounting Standards Codification (ASC) guidance on regulated operations, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism.

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

As of September 30, 2013 and December 31, 2012, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

ASSET DERIVATIVES		September 30,	December 31,
Non-designated hedging		2013	2012
instruments due to regulatory accounting	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$11	$3
	Non-current assets and deferred charges - other	—	17

Natural gas contracts, electric segment	Current assets	322	93
	Non-current assets and deferred charges	—	174
Total derivatives assets		$333	$287

		September 30,	December 31,
LIABILITY DERIVATIVES		2013	2012
Non-designated as hedging instruments due to regulatory accounting
Natural gas contracts, gas segment	Current liabilities	$22	$104
	Non-current liabilities and deferred credits	—	—

Natural gas contracts, electric segment	Current liabilities	3,056	3,299
	Non-current liabilities and deferred credits	3,089	3,819
Total derivatives liabilities		$6,167	$7,222

Electric

At September 30, 2013, approximately $3.1 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended September 30, (in thousands):

Non-Designated Hedging	Balance Sheet
Instruments - Due to	Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivatives	2013	2012	2013	2012	2013	2012
Commodity contracts	Regulatory (assets)/liabilities	$(1,346)	$1,776	$(1,778)	$(52)	$(4,174)	$(4,259)

Total Electric Segment		$(1,346)	$1,776	$(1,778)	$(52)	$(4,174)	$(4,259)

	Statement of
Non-Designated Hedging	Income
Instruments - Due to	Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivatives	2013	2012	2013	2012	2013	2012
Commodity contracts	Fuel and purchased power expense	$(1,951)	$(2,683)	$(2,472)	$(2,624)	$(3,833)	$(3,498)

Total Electric Segment		$(1,951)	$(2,683)	$(2,472)	$(2,624)	$(3,833)	$(3,498)

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

As of September 30, 2013, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2013 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

Dth Hedged

Year	% Hedged	Physical	Financial	Average Price
Remainder 2013	14%	420,000	410,000	$5.62
2014	49%	460,000	4,640,000	$4.57
2015	41%	—	4,010,000	$4.58
2016	21%	—	2,100,000	$4.42
2017	10%	—	1,050,000	$4.43

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

Gas

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of September 30, 2013, we had 1.7 million Dths in storage on the three pipelines that serve our customers. This represents 83% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of September 30, 2013 (in thousands).

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	220,000	127,721	1,671,231	63%
Second	Up to 50%	—	—	—
Third	Up to 20%	—	—	—

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

	Balance Sheet
Non-Designated Hedging	Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivative	2013	2012	2013	2012	2013	2012
Commodity contracts	Regulatory (assets)/liabilities	$(27)	$106	$(45)	$(384)	$(122)	$(1,458)

Total - Gas Segment		$(27)	$106	$(45)	$(384)	$(122)	$(1,458)

Contingent Features

Certain of our derivative instruments contain provisions that require our senior unsecured debt to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with the credit-risk-related contingent features that are in a liability position on September 30, 2013 is $0.4 million for which we have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2013, we would have been required to post $0.4 million of collateral with one of our counterparties. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at September 30, 2013 and December 31, 2012. There were no margin deposit liabilities at these dates.

(in millions)	September 30, 2013	December 31, 2012
Margin deposit assets	$5.8	$4.2

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended September 30, 2013 and December 31, 2012, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

The following fair value hierarchy table presents information about our assets measured at fair value using the market value approach on a recurring basis as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		September 30, 2013
Derivative assets	$333	$333	$—	$—
Derivative liabilities	$(6,167)	$(6,167)	$—	$—

		December 31, 2012
Derivative assets	$287	$287	$—	$—
Derivative liabilities	$(7,222)	$(7,222)	$—	$—

Our cash and cash equivalents approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. The carrying amount of our short-term debt, which is composed of Empire issued commercial paper or revolving credit borrowings, also approximates fair value because of their short-term nature. These instruments are classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The carrying amount of our total long-term debt exclusive of capital leases at September 30, 2013, was $739.3 million as compared to $687.6 million at December 31, 2012. The fair market value at September 30, 2013 was approximately $716.5 million as compared to $747.2 million at December 31, 2012. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of September 30, 2013 or that will be realizable in the future.

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

We used a portion of the proceeds from the sale of these bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013. The remaining proceeds were used for general corporate purposes.

We have an unsecured revolving credit facility of $150 million in place through January 17, 2017. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2013, we are in compliance with these ratios. Our total indebtedness is 50.0% of our total capitalization as of September 30, 2013 and our EBITDA is 5.0 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement and no outstanding commercial paper at September 30, 2013.

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

A lawsuit was filed in Jasper County Circuit Court (the Court) against us by three of our residential customers, purporting to act on behalf of all Empire customers. These customers were seeking a refund of certain amounts paid for service provided by Empire between January 1, 2007, and December 13, 2007. At all times, we charged the three plaintiffs, and all of our customers, the rates approved by and on file with the MPSC from our 2006 rate case. We filed a motion asking the Court to dismiss the case. On October 1, 2013, the Missouri Supreme Court denied the plaintiff’s appeal affirming the Court’s dismissal with prejudice which finalizes the case.

Coal, Natural Gas and Transportation Contracts

The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of September 30, 2013 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts

October 1, 2013 through December 31, 2013	$10.6	$5.7
January 1, 2014 through December 31, 2015	30.5	34.3
January 1, 2016 through December 31, 2017	22.2	22.6
January 1, 2018 and beyond	8.3	22.6

Included in the table above is an agreement with Southern Star Central Pipeline, Inc., effective April 2011, to purchase one million Dths of firm gas storage service capacity for our electric business for a period of five years, expiring April 2016. The reservation charge for this storage capacity is approximately $1.1 million annually.

In addition to the above, subsequent to September 30, 2013, we extended our transportation contract with ANR Pipeline Company, expiring on March 31, 2014, for a period of ten years, expiring on March 31, 2024. Annual costs under this contract are expected to be approximately $0.5 million, depending on volume.

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

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of September 30, 2013, are detailed in the table above.

Purchased Power

We currently supplement our on-system generating capacity with purchases of capacity and energy from other entities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term (30 year) agreement for the purchase of capacity from Plum Point. We began receiving purchased power under this agreement on September 1, 2010. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the MPSC on July 1, 2013. While it is not currently our intention to exercise this option in 2015, we will continue to evaluate this purchase option through the exercise date as well as explore other options with the purchase power agreement holder, Plum Point Energy Associates (PPEA), related to the timing of this option. Commitments under this agreement are approximately $299.6 million through August 31, 2039, the end date of the agreement.

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

Electric Segment

The Federal Clean Air Act (CAA) and comparable state laws regulate air emissions from stationary sources such as electric power plants through permitting and/or emission control and related requirements. These requirements include maximum emission limits on our facilities for sulfur dioxide (SO2), particulate matter, nitrogen oxides (NOx) and hazardous air pollutants including mercury. In the future they will include limits on greenhouse gases (GHG) such as carbon dioxide (CO2).

Permits

Under the CAA we have obtained, and renewed as necessary, site operating permits, which are valid for five years, for each of our plants. As stated above, on July 11, 2013, we received the Air Emission Source Construction Permit necessary to begin construction on the Riverton 12 Combined Cycle Conversion project.

Compliance Plan

In order to comply with forthcoming environmental regulations, Empire is taking actions to implement its compliance plan and strategy (Compliance Plan).  While the Cross State Air Pollution Rule (CSAPR — formerly the Clean Air Transport Rule, or CATR) that was set to take effect on January 1, 2012 was stayed in late December 2011 then vacated in August 2012 by the District of Columbia Circuit Court of Appeals, the Mercury Air Toxics Standard (MATS) was signed by the Environmental Protection Agency (EPA) Administrator on December 16, 2011 and became effective on April 16, 2012. MATS requires compliance by April 2015 (with flexibility for extensions for reliability reasons). Our Compliance Plan largely follows the preferred plan presented in our 2010 Integrated Resource Plan (IRP) and is further supported by our recent IRP filing. As described above under New Construction, we have begun the installation of a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112.0 million to $130.0 million, excluding AFUDC. Construction costs through September 30, 2013 were $43.2 million for 2013 and $73.5 million for the project to date, excluding AFUDC. The addition of this air quality control equipment will require the retirement of Asbury Unit 2, a steam turbine currently rated at 14 megawatts that is used for peaking purposes.

In September 2012, we completed the transition of our Riverton Units 7 and 8 from operation on coal to operating completely on natural gas. Riverton Units 7 and 8, along with Riverton Unit 9, a small combustion turbine that requires steam from Unit 7 or 8 for start-up, will be retired upon the conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit. This conversion is currently scheduled to be completed in mid-2016 at a cost estimated to range from $165 million to $175 million, excluding AFUDC. This amount is included in our updated five-year capital expenditure plan disclosed in our 2013 third quarter 10-Q. Construction costs, consisting of pre-engineering and site preparation activities thus far, through September 30, 2013 were $5.3 million for 2013 and $5.9 million for the project to date, excluding AFUDC.

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

On October 5, 2012, the Department of Justice, on behalf of the EPA, requested that the Court of Appeals grant a request for a re-hearing of CSAPR. On January 24, 2013, the request was denied by the Court of Appeals and on March 29, 2013, the EPA petitioned the United States Supreme Court (the Supreme Court) to review the D.C. Circuit Court’s decision. On June 24, 2013 the Supreme Court agreed to review the D.C. Circuit court’s decision with a hearing date set for December 6, 2013 and a decision expected by June 30, 2014.  In the meantime, both the Title IV Acid Rain Program and CAIR will remain in effect.

The Mercury Air Toxics Standards (MATS), discussed further below, was signed on December 16, 2011, and will affect SO2 emission rates at our facilities. In addition, the compliance date for the revised SO2 National Ambient Air Quality Standards (NAAQS) is August of 2017; this could also affect SO2 emissions at our facilities. The SO2 NAAQS is discussed in more detail below.

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

SO2 allowance allocations under the Title IV Acid Rain Program are used for compliance in the CAIR SO2 Program. For our Missouri units, beginning in 2010, CAIR required the SO2 allowances to be utilized at a 2:1 ratio and, beginning in 2015, will require the SO2 allowances to be utilized at a 2.86:1 ratio. As a result, based on current SO2 allowance usage projections, we expect to have sufficient allowances to take us through 2017.

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

CSAPR- formerly the Clean Air Transport Rule:

On July 6, 2010, the EPA published a proposed CAIR replacement rule entitled the Clean Air Transport Rule (CATR). As proposed and supplemented, the CATR included Missouri and Kansas under both the annual and ozone season for NOx as well as the SO2 program while Arkansas remained in the ozone season NOx program only. The final CATR was released on July 7, 2011 under the name of the CSAPR, and was set to become effective January 1, 2012. However, as mentioned above, the District of Columbia Circuit Court of Appeals vacated CSAPR on August 21, 2012, and the EPA has subsequently petitioned the Supreme Court to review the D.C. Circuit Court’s decision. On June 24, 2013 the Supreme Court agreed to review the D.C. Circuit court’s decision, which is set to occur December 6, 2013. The CAIR will be in effect until a valid replacement is developed by the EPA.

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

SO2 National Ambient Air Quality Standard (NAAQS):

In June 2010, the EPA finalized a new 1-hour SO2 NAAQS which, for areas with no ambient SO2 monitor, originally required modeling to determine attainment and non-attainment areas within each state. In April 2012, the EPA announced that it is reconsidering this approach. The modeling of emission sources was to have been completed by June 2013 with compliance with the SO2 NAAQS required by August 2017. Because the EPA is reconsidering the compliance determination approach for areas without ambient SO2 monitors, the compliance time-frame may be pushed back. Draft guidance for 1-hour SO2 NAAQS has been published by the EPA to assist states as they prepare their SIP submissions. The EPA is also planning a rulemaking called the Data Requirements Rule (DRR) to address some of the 1-hour SO2 NAAQS implementation program elements. It is likely that coal-fired generating units will need scrubbers to be capable of meeting the new 1-hour SO2 NAAQS. In addition, units will be required to include SO2 emissions limits in their Title V permits or execute consent decrees to assure attainment and future compliance.

NOx Emissions

The CAA regulates the amount of NOx an affected unit can emit. As currently operated, each of our affected units is in compliance with the applicable NOx limits. Currently, revised NOx emissions are limited by the CAIR as a result of the vacated CSPAR rule and by ozone NAAQS rules (discussed below) which were established in 1997 and in 2008.

CAIR:

The CAIR required covered states to develop SIPs to comply with specific annual NOx state-wide allowance allocation budgets. Based on existing SIPs, we had excess NOx allowances during 2012 which were banked for future use and will be sufficient for compliance through at least the end of 2017. The CAIR NOx program also was to have been replaced by the CSAPR program January 1, 2012 but because the D.C. Circuit Court vacated CSAPR and the case is being re-heard by the Supreme Court, CAIR will remain in effect until the EPA develops a valid replacement.

CSAPR:

As published, the CSAPR would have required a 54% reduction in NOx from 2005 levels by 2014. The NOx annual and ozone season allowances that were allocated and banked under CAIR could not be used for compliance under CSAPR. New allowances would have been issued under CSAPR. However, as discussed above, CSPAR was vacated by the District of Columbia Circuit Court of Appeals on August 21, 2012 and the case is set to be re-heard by the Supreme Court on December 6, 2013.

Ozone NAAQS:

Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. On January 6, 2010, to protect public health, the EPA proposed to lower the primary NAAQS for ozone to a range between 60 and 70 ppb and to set a separate secondary NAAQS for ozone to protect sensitive vegetation and ecosystems.

On September 2, 2011, President Obama ordered the EPA to withdraw proposed air quality standards lowering the 2008 ozone standard pending the CAA 2013 scheduled reconsideration of the ozone NAAQS (the normal 5 year reconsideration period). States moved forward with area designations based on the 2008 75 ppb standard using 2008-2010 quality assured monitoring data. Our service territory is designated as attainment, meaning that it is in compliance with the standard.

A revised Ozone NAAQS is expected to be proposed by the EPA early 2014 and is anticipated to be between 60 and 70 ppb.

PM NAAQS:

Particulate matter (PM) is the term for particles found in the air which comes from a variety of sources. On January 15, 2013, the EPA finalized the PM 2.5 primary annual standard at 12 ug/m(3) (micrograms per cubic meter of air). States are required to meet the primary standard in 2020.

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

The EPA issued Information Collection Requests (ICR) for determining the National Emission Standards for Hazardous Air Pollutants (NESHAP), including mercury, for coal and oil-fired electric steam generating units on December 24, 2009. The ICRs included our Iatan, Asbury and Riverton plants. All responses to the ICRs were submitted as required. The EPA ICRs were intended for use in developing regulations under Section 112(r) of the CAA maximum achievable emission standards for the control of the emission of hazardous air pollutants (HAPs), including mercury. The EPA proposed the national mercury and air toxics standards (MATS) in March 2011, which became effective April 16, 2012. MATS establishes numerical emission limits to reduce emissions of heavy metals, including mercury (Hg), arsenic, chromium, and nickel, and acid gases, including HCl and hydrogen fluoride (HF). For all existing and new coal-fired electric utility steam generating units (EGUs), the proposed standard will be phased in over three years, and allows states the ability to give facilities a fourth year to comply. On March 28, 2013, the EPA finalized updates to certain emission limits for new power plants under the MATS. The new standards affect only new coal and oil-fired power plants that will be built in the future. The update does not change the final emission limits or other requirements for existing power plants. On June 25, 2013, the startup, shutdown portion of the MATS was proposed for reconsideration in order to better define startup and shutdown periods (instances when the emission unit is on but the pollution control equipment is not in full operation) that will be excluded from emissions averaging for compliance purposes.

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

As the result of an agreement to settle litigation pending in the U.S. Court of Appeals, on April 13, 2012, the EPA proposed a Carbon Pollution Standard for new power plants to limit the amount of carbon emitted by electric utility generating units (EGUs). In light of the more than 2.5 million comments received by the EPA, this standard was rescinded, and a re-proposal of standards of performance for affected fossil fuel-fired EGUs was issued on September 20, 2013 as required by President Obama. The proposed rule sets separate standards for natural gas-fired combustion turbines and for fossil fuel-fired utility boilers. Limiting CO2 output to 1,000 or 1,100 pounds per megawatt hour based on size and fuel type, the standards apply only to new EGUs. It is expected that most new natural gas-fired combined cycle units will meet the new standard. The EPA believes fossil-fuel fired boilers can meet the standard through efficient technology or some level of carbon capture and sequestration, but the high cost, technical feasibility, and long term liability of stored carbon are issues that have not been resolved and limit this option for Empire and all electric utilities.

The proposal would not apply to existing units including modifications such as those required to meet other air pollution standards which are currently being undertaken at our Asbury facility and at the Riverton facility with the conversion of simple cycle Unit 12 to combined cycle. In response to President Obama’s June 25, 2013 memorandum to the EPA Administrator, the EPA is engaging states and stakeholders in a process to identify approaches to establish carbon pollution standards for currently operating power plants.

President Obama’s memorandum to the EPA Administrator requested the EPA issue proposed carbon pollution standards, regulations, or guidelines for modified, reconstructed, and existing power plants by no later than June 1, 2014;  issue final standards, regulations, or guidelines, for modified, reconstructed, and existing power plants by no later than June 1, 2015; and include in the guidelines addressing existing power plants a requirement that states submit to the EPA implementation plans by no later than June 30, 2016. As of October 15, 2013, the U.S. Supreme Court agreed to review an appeals court decision that said the EPA could regulate greenhouse gas emissions from fixed sources based on a previous decision based on green house emissions from cars.

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

On September 23, 2010 and on November 4, 2010 EPA consultants conducted on-site inspections of our Riverton and Asbury coal ash impoundments, respectively. The consultants performed a visual inspection of the impoundments to assess the structural integrity of the berms surrounding the impoundments, requested documentation related to construction of the impoundments, and reviewed recently completed engineering evaluations of the impoundments and their structural integrity. In response to the inspection comments, the recommended geotechnical studies have been completed and new flow monitoring devices and settlement monuments at both coal ash impoundments have been installed. As a result of the transition from coal to natural gas, closure of the Riverton impoundment is in progress in compliance with KDHE Bureau of Waste Management regulations. We expect to complete the closure by late 2013. The final design for additional recommendations that will improve safety for slope stability at the Asbury impoundment is under review. We have received preliminary approval by the MDNR for the site permitting of a new utility waste landfill adjacent to the Asbury plant. Additionally, the work plan for the detailed site investigation (DSI) to include geologic and hydrologic investigations has been approved by the MDNR Division of Geology and Land Survey. Construction of the new landfill is expected in 2016.

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

Missouri regulations currently require us and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase RECs, at the rate of at least 2% of retail sales in 2012, increasing to at least 5% by 2014 and ultimately to at least 15% by 2021. We are currently in compliance with this regulatory requirement. The regulations require that 2% of the renewable energy source must be solar; however, we believe we are exempted from the solar requirement. A challenge to our exemption, brought by two of our customers and Power Source Solar, Inc., was dismissed on May 31, 2011 by the Missouri Western District Court of Appeals. The plaintiffs filed in the Missouri Supreme Court for transfer of the case from the Missouri Western District to the Missouri Supreme Court. The transfer was denied. On January 30, 2013, a complaint was filed with the MPSC by Renew Missouri and others regarding several points of our 2011 RES Compliance Report and the 2012-2014 Compliance Plan. The complaint, which was lodged against four investor-owned utilities (Ameren Missouri, Kansas City Power & Light Company (KCP&L), KCP&L Greater Missouri Operations, and Empire), is currently under consideration by the MPSC. On October 3, 2013, the MPSC issued an order denying motions for summary determination of Renew Missouri and KCP&L/GMO, but granting motion for summary determination of Empire. In this order, the MPSC determined the provisions of the rule exempt Empire from the obligation to provide a detailed explanation of the calculation of the RES retail impact limit for its 2012 Plan.  By granting Empire’s motion, the MPSC unconsolidated the complaint against Empire and ordered that it would proceed independently. Items remaining under consideration from the original complaint include the qualification of Empire’s Ozark Beach facility as a hydropower renewable energy resource, the use of early RECs for compliance and Empire’s exemption from the use of solar RECs for compliance.

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

Note 8 — Retirement Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$1,863	$1,439	$34	$23	$735	$671
Interest cost	2,516	2,591	78	86	957	962
Expected return on plan assets	(3,107)	(3,080)	—	—	(1,088)	(1,018)
Amortization of prior service cost (1)	133	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	2,611	2,052	142	139	565	311
Net periodic benefit cost	$4,016	$3,135	$252	$246	$916	$673

	Nine months ended September 30,
	Pension Benefits		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$5,590	$4,696	$101	$39	$2,206	$1,801
Interest cost	7,547	7,693	236	197	2,870	3,027
Expected return on plan assets	(9,321)	(9,232)	—	—	(3,265)	(3,101)
Amortization of prior service cost (1)	399	398	(6)	(6)	(758)	(758)
Amortization of net actuarial loss (1)	7,834	5,952	426	291	1,696	1,246
Net periodic benefit cost	$12,049	$9,507	$757	$521	$2,749	$2,215

	Twelve months ended September 30,
	Pension Benefits		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$7,156	$6,094	$114	$62	$2,806	$2,367
Interest cost	10,111	10,295	301	243	3,879	4,123
Expected return on plan assets	(12,398)	(12,017)	—	—	(4,299)	(4,140)
Amortization of prior service cost (1)	531	532	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	9,818	7,325	523	334	2,112	1,687
Net periodic benefit cost	$15,218	$12,229	$930	$631	$3,487	$3,026

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

Note 9— Stock-Based Awards and Programs

Our performance-based restricted stock awards, stock options and their related dividend equivalents and time-vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award. Grants were made in the first quarter of 2013 (the effect of which is included in the table below) but did not have a material impact on our results of operations. We had unrecognized compensation expense of $0.7 million as of September 30, 2013.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Compensation Expense	$363	$431	$2,057	$1,629	$2,305	$2,077

Tax Benefit Recognized	127	148	743	575	821	730

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards consisting of the right to receive a number of shares of common stock at the end of the restricted period (assuming performance criteria are met) are granted to qualified individuals. We estimate the fair value of outstanding restricted stock awards using a Monte Carlo option valuation model.

Time-Vested Restricted Stock Awards

Beginning in 2011, we began granting time-vested restricted stock awards that vest after a three-year period, to qualified individuals in lieu of stock options. No dividend rights accumulate during the vesting period. Time-vested restricted stock is valued at an amount equal to the fair market value of our common stock on the date of grant. If employment terminates during the vesting period because of death, retirement, or disability, the participant is entitled to a pro-rata portion of the time-vested restricted stock awards such participant would otherwise have earned, which is distributed six months following the date of termination, with the remainder of the award forfeited. If employment is terminated during the vesting period for reasons other than those listed above, the time-vested restricted stock awards will be forfeited on the date of the termination, unless the Board of Directors Compensation Committee determines, in its sole discretion, that the participant is entitled to a pro-rata portion of the award.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of September 30, 2013 and 2012, under a Black-Scholes methodology.

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands) for all periods presented ended September 30:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Electric transmission and distribution expense	$5,530	$4,392	$16,509	$12,764	$20,828	$16,784
Natural gas transmission and distribution expense	681	554	1,803	1,870	2,376	2,463
Power operation expense (other than fuel)	3,942	4,129	11,953	11,232	15,766	14,898
Customer accounts and assistance expense	3,124	2,621	8,322	7,639	10,894	10,304
Employee pension expense (1)	2,662	2,562	8,062	7,637	10,605	10,118
Employee healthcare expense (1)	2,662	2,442	7,857	7,004	10,678	9,108
General office supplies and expense	2,997	2,530	9,589	7,805	12,560	10,445
Administrative and general expense	3,375	3,675	11,292	11,466	14,917	15,521
Allowance for uncollectible accounts	975	968	2,765	2,313	3,489	3,245
Regulatory reversal of gain on sale of assets	—	—	1,236	—	1,236	—
Miscellaneous expense	152	165	496	500	675	686
Total	$26,100	$24,038	$79,884	$70,230	$104,024	$93,572

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

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended September 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$150,370	$4,952	$2,819	$(655)	$157,486
Depreciation and amortization	16,328	928	479	—	17,735
Federal and state income taxes	13,939	(369)	580	—	14,150
Operating income	31,589	364	943	—	32,896
Interest income	1	4	—	0	5
Interest expense	9,380	973	—	0	10,353
Income from AFUDC (debt and equity)	1,722	12	—	—	1,734
Net income	23,652	(599)	943	—	23,996

Capital Expenditures	$45,164	$628	$334		$46,126

	For the quarter ended September 30, 2012
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$152,730	$4,999	$1,621	$(148)	$159,202
Depreciation and amortization	13,757	895	456	—	15,108
Federal and state income taxes	15,564	(232)	145	—	15,477
Operating income	34,517	532	233	—	35,282
Interest income	261	88	2	(86)	265
Interest expense	9,328	975	—	(86)	10,217
Income from AFUDC (debt and equity)	532	3	—	—	535
Net income	25,705	(399)	236	—	25,542

Capital Expenditures	$39,794	$783	$715		$41,292

	For the nine months ended September 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$406,158	$33,222	$6,844	$(952)	$445,272
Depreciation and amortization	47,216	2,778	1,477	—	51,471
Federal and state income taxes	26,882	707	1,092	—	28,681
Operating income	70,097	4,004	1,763	—	75,864
Interest income	498	109	7	(92)	522
Interest expense	28,273	2,926	—	(92)	31,107
Income from AFUDC (debt and equity)	3,883	21	—	—	3,904
Net income	45,373	1,136	1,774	—	48,283

Capital Expenditures	$114,734	$2,824	$1,276		$118,834

	For the nine months ended September 30, 2012
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$396,546	$26,486	$5,389	$(444)	$427,977
Depreciation and amortization	41,086	2,675	1,350	—	45,111
Federal and state income taxes	27,497	226	713	—	28,436
Operating income	72,594	3,120	1,140	—	76,854
Interest income	549	255	3	(239)	568
Interest expense	28,530	2,928	—	(239)	31,219
Income from AFUDC (debt and equity)	800	5	—	—	805
Net income	44,569	326	1,159	—	46,054

Capital Expenditures	$103,361	$2,352	$2,253		$107,966

	For the twelve months ended September 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$520,265	$46,585	$8,641	$(1,099)	$574,392
Depreciation and amortization	61,441	3,702	1,664	—	66,807
Federal and state income taxes	31,651	1,269	1,482	—	34,402
Operating income	86,948	5,889	2,394	—	95,231
Interest income	895	177	10	(156)	926
Interest expense	37,610	3,902	—	(156)	41,356
Income from AFUDC (debt and equity)	5,002	25	—	—	5,027
Net income	53,435	2,066	2,409	—	57,910

Capital Expenditures	$151,490	$4,043	$1,622		$157,155

	For the twelve months ended September 30, 2012
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$514,515	$39,571	$7,249	$(592)	$560,743
Depreciation and amortization	54,295	3,552	1,822	—	59,669
Federal and state income taxes	32,464	791	1,003	—	34,258
Operating income	89,754	4,995	1,608	—	96,357
Interest income	1,035	310	4	(294)	1,055
Interest expense	38,525	3,906	2	(294)	42,139
Income from AFUDC (debt and equity)	1,000	7	—	—	1,007
Net Income	51,870	1,244	1,631	—	54,745

Capital Expenditures	$126,176	$3,599	$2,909		$132,684

	As of September 30, 2013
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$2,085,805	$120,608	$30,295	$(40,900)	$2,195,808

(1) Includes goodwill of $39,492 and reflects the payment of a dividend and return of capital from the EDG subsidiary to the parent in the third quarter of 2013.

	As of December 31, 2012
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$2,034,399	$148,814	$28,871	$(85,715)	$2,126,369

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Consolidated provision for income taxes	$14.1	$15.5	$28.7	$28.4	$34.4	$34.3
Consolidated effective federal and state income tax rates	37.1%	37.7%	37.3%	38.2%	37.3%	38.5%

The effective income tax rate for the three, nine and twelve month periods ended September 30, 2013 is lower than comparable periods in 2012 primarily due to higher equity AFUDC income in 2013 compared with 2012.

On September 13, 2013, the Internal Revenue Service and the Treasury Department released final regulations under Code Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property. These regulations apply to tax years beginning on or after January 1, 2014. We are currently analyzing their impact on our financial statements. We do not expect the regulations to have a material impact to our effective tax rate.

We do not have any unrecognized tax benefits as of September 30, 2013. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

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

During the twelve months ended September 30, 2013, our gross operating revenues were derived as follows:

Electric segment sales*	90.6%
Gas segment sales	8.1
Other segment sales	1.3

*Sales from our electric segment include 0.4% from the sale of water.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended September 30 (in dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Basic and diluted earnings per weighted average share of common stock	$0.56	$0.60	$1.13	$1.09	$1.36	$1.30

Increased electric and gas gross margins positively impacted net income for all three periods presented as of September 30, 2013. We define electric gross margins as electric revenues less fuel and purchased power costs. We define gas gross margins as gas operating revenues less cost of gas in rates.

Increases in electric customer rates resulting from the April 1, 2013 Missouri rate increase (see “Recent Activities — Regulatory Matters” below) and higher period over period customer counts drove increases in revenue and margin in each of the periods presented. AFUDC also increased during each of the periods due to higher levels of construction activity, positively impacting results.

Weather was a negative driver in each period. Weather that was cooler than normal and significantly cooler than the 2012 quarter offset the impact of increased customer rates during the 2013 quarter. The impact of favorable weather during the 2012-2013 winter cooling season was offset by the cooler third quarter 2013 weather discussed above.  As a result, revenue and gross margin were negatively affected during the nine and twelve month periods.  A change in our unbilled revenue estimate made in the third quarter of 2012 negatively impacted revenue and margin in all three periods ended September 30, 2013.

Increased regulatory operating expenses and depreciation and amortization expenses negatively impacted results in each period presented.  In addition, a regulatory write off of approximately $3.6 million (see “Recent Activities — Regulatory Matters” below) negatively impacted nine and twelve month results.

Factors impacting gross margin and net income for the quarter, nine months and twelve months ended September 30, 2013, are presented on a segment basis under “Results of Operations” below.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, nine months and twelve months ended September 30, 2012 and September 30, 2013, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances.

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

	Three Months Ended	Nine Months Ended	Twelve Months Ended
Earnings Per Share — 2012	$0.60	$1.09	$1.30

Revenues
Electric segment	$(0.04)	$0.14	$0.09
Gas segment	0.00	0.10	0.10
Other segment	0.01	0.01	0.01
Total Revenue	(0.03)	0.25	0.20
Electric fuel and purchased power	0.05	0.10	0.16
Cost of natural gas sold and transported	0.00	(0.07)	(0.07)
Margin	0.02	0.28	0.29

Operating — electric segment	(0.03)	(0.15)	(0.16)
Operating —gas segment	0.00	0.01	0.00
Operating —other segment	0.00	(0.01)	0.00
Maintenance and repairs	0.00	0.02	0.04
Depreciation and amortization	(0.04)	(0.10)	(0.10)
Loss on plant disallowance	0.00	(0.03)	(0.03)
Other taxes	(0.01)	(0.03)	(0.04)
Interest charges	0.00	0.00	0.01
AFUDC	0.02	0.04	0.06
Change in effective income tax rates	0.01	0.02	0.03
Other income and deductions	0.00	0.00	(0.02)
Dilutive effect of additional shares issued	(0.01)	(0.01)	(0.02)
Earnings Per Share — 2013	$0.56	$1.13	$1.36

Recent Activities

Regulatory Matters

On September 17, 2013, we advised the Arkansas Public Service Commission of the intention to file an application for a general change or modification in our rates, charges and tariffs no sooner than 60 days and no later than 90 days from the date of notice.

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

As part of our IRP, we agreed to introduce additional demand-side management programs to help our customers use energy more efficiently. On October 30, 2013 we filed a request with the MPSC to implement a portfolio of demand-side management programs under the Missouri Energy Efficiency Investment Act (MEEIA). The request, subject to regulatory approval, would implement new energy efficiency programs for customers in 2014. The request also includes a Demand-Side Program Investment Mechanism (DSIM) that would be added to monthly customer bills if approved by the MPSC. The DSIM charge is designed to offset the financial costs associated with the programs.

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

A portion of the proceeds from the above sale of bonds was used to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013.  The remaining proceeds were used for general corporate purposes.

Union Contracts

In May 2013, Local 1464 of the International Brotherhood of Electrical Workers (IBEW) ratified a four-year agreement with EDG, effective June 1, 2013. At December 31, 2012, 34 EDG employees were members of Local 1464 of the IBEW.

The EDE contract with Local 1474 of the IBEW expired on October 31, 2013. Neither party chose to terminate the agreement, and, under its terms, the agreement has been automatically extended until October 31, 2014. At December 31, 2012, 331 EDE employees were members of Local 1474 of the IBEW.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month, nine-month and twelve-month periods ended September 30, 2013, compared to the same periods ended September 30, 2012.

The following table represents our results of operations by operating segment for the applicable periods ended September 30 (in millions):

	Quarter Ended		Nine Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012

Electric	$23.7	$25.7	$45.4	$44.6	$53.4	$51.9
Gas	(0.6)	(0.4)	1.1	0.3	2.1	1.2
Other	0.9	0.2	1.8	1.2	2.4	1.6
Net income	$24.0	$25.5	$48.3	$46.1	$57.9	$54.7

Electric Segment

Gross Margin

As shown in the table below, electric segment gross margin increased approximately $0.8 million, $16.3 million and $16.8 million for the quarter, nine months ended and twelve months ended September 30, 2013 periods, respectively, as compared to the corresponding periods in 2012. Increased electric rates for our Missouri customers and an increase in average customer counts positively impacted revenues and gross margin for all periods presented. These increases were offset in the third quarter of 2013 and partially offset in the nine months ended and twelve months ended September 30, 2013 periods by weather impacts. A change in our estimate for unbilled revenues made during the third quarter of 2012 also negatively impacted margin in all three periods.

The table below represents our electric gross margins for the applicable periods ended September 30 (dollars in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012

Electric segment revenues	$150.4	$152.7	$406.2	$396.5	$520.3	$514.5
Fuel and purchased power	44.9	48.0	132.2	138.8	172.3	183.3
Electric segment gross margins	$105.5	$104.7	$274.0	$257.7	$348.0	$331.2
Margin as % of total electric segment revenues	70.2%	68.5%	67.5%	65.0%	66.9%	64.4%

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

Sales and Revenues

Electric operating revenues comprised approximately 95.5% of our total operating revenues during the third quarter of 2013.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales by major customer class for on-system sales and for off-system sales for the applicable periods ended September 30, were as follows:

	kWh Sales
	(in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2013	2012	Change(1)	2013	2012	Change(1)	2013	2012	Change(1)
Residential	495.2	573.3	(13.6)%	1,453.5	1,438.9	1.0%	1,865.4	1,852.0	0.7%
Commercial	414.1	447.3	(7.4)	1,150.8	1,184.5	(2.8)	1,524.5	1,558.0	(2.1)
Industrial	270.0	274.2	(1.5)	775.0	785.5	(1.3)	1,018.0	1,030.8	(1.2)
Wholesale on-system	93.9	98.6	(4.7)	262.3	272.1	(3.6)	343.3	355.1	(3.3)
Other(2)	33.6	33.6	(0.1)	98.1	93.9	4.5	128.4	124.3	3.3
Total on-system sales	1,306.8	1,427.0	(8.4)	3,739.7	3,774.9	(0.9)	4,879.6	4,920.2	(0.8)
Off-system	144.4	217.6	(33.7)	479.7	525.8	(8.8)	657.9	679.9	(3.2)
Total KWh Sales	1,451.2	1,644.6	(11.8)	4,219.4	4,300.7	(1.9)	5,537.5	5,600.1	(1.1)

(1)Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2)Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers decreased 8.4% during the quarter ended September 30, 2013, mainly due to milder weather as compared to the third quarter of 2012. Total cooling degree days (the cumulative number of degrees that the daily average temperature for each day during that period was above 65° F) for the third quarter of 2013 were 15.5% less than the same period last year and 1.9% less than the 30-year average. KWh sales for our residential and commercial customers decreased during the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the milder weather during the third quarter of 2013.

KWh sales for our on-system customers decreased slightly (0.9%) during the nine months ended September 30, 2013, as compared to the same period in 2012, reflecting the milder weather in the third quarter of 2013 and slightly more temperate than normal temperatures during the second quarter of 2013, partially offset by favorable first quarter weather. KWh sales for our residential customers, however, increased 1.0% during the nine months ended September 30, 2013, mainly due to an increase in the average residential customer count.  Commercial kWh sales decreased 2.8% reflecting the milder weather described above.

KWh sales for our on-system customers decreased slightly (0.8%) during the twelve months ended September 30, 2013, as compared to the same period in 2012, mainly due to the milder weather described above, partially offset by favorable first quarter weather. Residential kWh sales increased slightly (0.7%) primarily due to the increase in the average residential customer count while commercial kWh sales decreased 2.1% reflecting the milder weather described above.

Industrial sales decreased 1.5%, 1.3% and 1.2% during the quarter, nine month and twelve month periods ended September 30, 2013, respectively, due to operating reductions by several large industrial customers.

The amounts and percentage changes from the prior periods in electric segment operating revenues by major customer class for on-system and off-system sales for the applicable periods ended September 30, were as follows:

	Electric Segment Operating Revenues
	($ in millions)
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2013	2012	Change(1)	2013	2012	Change(1)	2013	2012	Change(1)
Residential	$62.9	$66.9	(6.0)%	$172.1	$168.4	2.2%	$218.2	$215.8	1.1%
Commercial	46.5	46.5	0.1	122.3	122.3	0.1	158.9	160.0	(0.7)
Industrial	24.0	22.6	5.9	62.2	61.5	1.2	79.5	79.9	(0.4)
Wholesale on-system	5.7	5.7	(0.5)	15.3	14.3	6.7	19.5	18.5	5.3
Other(2)	4.1	3.8	7.7	11.4	10.7	6.3	14.7	14.0	4.5
Total on-system revenues	$143.2	$145.5	(1.6)	$383.3	$377.2	1.6	$490.8	$488.2	0.5
Off-system	3.2	4.8	(33.8)	11.1	11.6	(4.0)	15.2	16.2	(5.8)
Total revenues from kWh sales	146.4	150.3	(2.6)	394.4	388.8	1.5	506.0	504.4	0.3
Miscellaneous revenues(3)	3.4	1.9	79.2	10.2	6.4	57.4	12.2	8.3	45.6
Total electric operating revenues	$149.8	$152.2	(1.6)	$404.6	$395.2	2.4	$518.2	$512.7	1.1
Water revenues	0.6	0.5	15.7	1.6	1.3	19.2	2.1	1.8	15.5
Total electric segment operating revenues	$150.4	$152.7	(1.5)	$406.2	$396.5	2.4	$520.3	$514.5	1.1

(1) Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2) Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3) Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

Revenues for our on-system customers decreased $2.3 million during the third quarter of 2013 as compared to the third quarter of 2012. Rate changes from the April 2013 Missouri rate increase increased revenues an estimated $9.9 million. Improved customer counts increased revenues an estimated $1.1 million. An increase in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the third quarter of 2013 increased revenues $1.1 million compared to the prior year quarter. The impact of weather and other related factors decreased revenues an estimated $11.0 million. Additionally, a change in our unbilled revenue estimate in the third quarter of 2012 (which added $3.4 million to revenues in 2012) decreased revenues $3.4 million in the third quarter of 2013.

Revenues for our on-system customers increased $6.1 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Rate changes from the April 2013 Missouri rate increase contributed an estimated $18.8 million to revenues. Improved customer counts increased revenues an estimated $3.6 million. These revenue increases were partially offset by a $6.8 million decrease in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the nine months ended September 30, 2013 compared to the same period in 2012. Weather and other related factors decreased revenues an estimated $6.1 million during the nine months ended September 30, 2013. The change in our unbilled revenue estimate in the third quarter of 2012 decreased revenues $3.4 million during the nine months ended September 30, 2013. The cumulative effect of the revenue changes mentioned above had a favorable impact in gross margin for the nine months ended 2013 period.

Revenues for our on-system customers increased $2.6 million for the twelve months ended September 30, 2013 as compared to the same period in 2012. Rate changes, primarily the April 2013 Missouri rate increase and the January 2012 Kansas rate increase, contributed an estimated $18.4 million to revenues. Improved customer counts increased revenues an estimated $5.4 million. These revenue increases were partially offset by a $9.4 million decrease in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the twelve months ended September 30, 2013 compared to the same period in 2012. Weather and other related factors decreased revenues an estimated $8.4 million. The change in our unbilled revenue estimate in the third quarter of 2012 decreased revenues $3.4 million during the twelve months ended September 30, 2013. The cumulative year over year revenue changes mentioned above impacted gross margin positively.

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

Miscellaneous Revenues

Our miscellaneous revenues increased approximately $1.5 million, $3.7 million and $3.8 million during the quarter, nine month and twelve month periods ended September 30, 2013, respectively, primarily due to increased Southwest Power Pool (SPP) transmission revenues. These miscellaneous revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

Operating Revenue Deductions — Fuel and Purchased Power

The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for the applicable periods ended September 30, 2013 and 2012.

	Three Months		Nine Months		Twelve Months
	Ended		Ended		Ended
(in millions)	2013	2012	2013	2012	2013	2012
Actual fuel and purchased power expenditures	$46.0	$51.3	$137.5	$131.9	$179.2	$172.5
Missouri fuel adjustment recovery (1)	(1.1)	(2.2)	(1.9)	4.8	(3.3)	6.1
Missouri fuel adjustment deferral(2)	0.6	(0.3)	(1.2)	4.7	(0.6)	6.9
Kansas and Oklahoma regulatory adjustments(2)	0.1	0.4	0.0	1.2	(0.2)	1.4
SWPA amortization(3)	(0.7)	(0.8)	(2.1)	(2.1)	(2.8)	(2.8)
Unrealized (gain)/loss on derivatives	(0.0)	(0.4)	(0.1)	(1.7)	0.0	(0.8)
Total fuel and purchased power expense per income statement	$44.9	$48.0	$132.2	$138.8	$172.3	$183.3

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

Operating Revenue Deductions — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended September 30, 2013 as compared to the same periods in 2012.

	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2013 vs. 2012	2013 vs. 2012	2013 vs. 2012
Transmission and distribution expense	$1.1	$3.7	$4.0
General labor costs	0.6	1.6	1.9
Employee health care expense	0.2	0.7	1.5
Steam power other operating expense	0.0	0.6	0.8
Employee pension expense	0.1	0.4	0.5
Customer accounts expense	0.3	0.8	0.6
Other power supply expenses	0.5	0.5	0.5
Property insurance	0.1	0.4	0.6
Injuries and damages expense	(0.3)	0.1	0.2
Customer assistance expense	0.1	0.2	0.1
Regulatory commission expense	0.1	0.2	(0.4)
Banking fees	(0.1)	(0.6)	(0.8)
General office expense	(0.1)	0.2	0.3
Professional services	(0.1)	(0.4)	(0.3)
Regulatory reversal of gain on prior period sale of assets(1)	0.0	1.2	1.2
Other miscellaneous accounts (netted)	(0.2)	0.4	0.2
TOTAL	$2.3	$10.0	$10.9

(1)Regulatory reversal of a prior period gain on the sale of our Asbury unit train as part of our 2013 rate case Agreement with the MPSC.

The table below shows maintenance and repairs expense increases/(decreases) for the applicable periods ended September 30, 2013 as compared to the same periods in 2012.

	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2013 vs. 2012	2013 vs. 2012	2013 vs. 2012
Distribution and transmission maintenance costs	$0.8	$0.2	(0.6)
Iatan deferred maintenance expense	0.3	0.3	0.6
Maintenance and repairs expense at the Asbury plant	(1.1)	(1.1)	(1.7)
Maintenance and repairs expense at the SLCC	(0.3)	(0.8)	(1.3)
Maintenance and repairs expense at the Iatan plant	(0.2)	0.4	(0.1)
Maintenance and repairs expense at the Riverton plant	0.0	(0.6)	(0.6)
Maintenance and repairs expense at the Energy Center	0.0	0.3	0.5
Other miscellaneous accounts (netted)	0.2	0.0	0.1
TOTAL	$(0.3)	(1.3)	(3.1)

Depreciation and amortization expense increased approximately $2.6 million (18.7%), $6.1 million (14.9%) and $7.1 million (13.2%) during the quarter, nine month and twelve month periods ended September 30, 2013, respectively, primarily due to increased depreciation rates resulting from our recent Missouri electric rate case settlement and increased plant in service.

Other taxes increased approximately $0.7 million, $1.7 million and $2.2 million during the quarter, nine month and twelve month periods ended September 30, 2013, respectively, due to increased property tax reflecting our additions to plant in service during all periods presented and increased municipal franchise taxes for the nine and twelve month ended periods.

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended September 30:

Total Gas Delivered to Customers

	Three Months Ended		%	Nine Months Ended		%	Twelve Months Ended		%
(bcf sales)	2013	2012	change	2013	2012	change	2013	2012	change
Residential	0.10	0.10	(6.7)%	1.76	1.22	44.8%	2.56	1.99	28.3%
Commercial	0.10	0.11	(6.3)	0.89	0.69	28.9	1.25	1.04	19.6
Industrial	0.00	0.00	25.0	0.05	0.04	29.3	0.07	0.07	3.9
Other(1)	0.00	0.00	1.5	0.02	0.01	55.4	0.03	0.03	32.6
Total retail sales	0.20	0.21	(5.8)	2.72	1.96	39.0	3.91	3.13	24.9
Transportation sales	0.86	0.90	(4.4)	3.25	3.04	6.8	4.45	4.15	7.4
Total gas operating sales	1.06	1.11	(4.7)	5.97	5.00	19.4	8.36	7.28	15.0

(1)         Other includes other public authorities and interdepartmental usage.

Gas retail sales mostly varied as a result of the various weather patterns experienced in each of the 2013 and 2012 periods shown below. Customer counts were fairly consistent throughout the periods and the gas segment did not implement any retail rate changes except for changes in the cost of gas sold.

The following table details our natural gas revenues for the periods ended September 30:

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Nine Months Ended			Twelve Months Ended
($ in millions)	2013	2012	% change	2013	2012	% change	2013	2012	% change
Residential	$2.7	$2.8	(2.2)%	$20.8	$16.1	29.0%	$29.4	$24.5	20.2%
Commercial	1.4	1.4	(2.3)	9.0	7.3	24.8	12.6	10.7	17.8
Industrial	0.1	0.0	15.5	0.3	0.3	6.9	0.5	0.5	(5.1)
Other(1)	0.0	0.0	3.4	0.3	0.2	42.9	0.4	0.3	27.7
Total retail revenues	$4.2	$4.2	(2.0)	$30.4	$23.9	27.6	$42.9	$36.0	19.2
Other revenues	0.1	0.1	18.7	0.3	0.3	9.1	0.4	0.4	4.2
Transportation revenues	0.7	0.7	2.9	2.5	2.3	5.7	3.3	3.2	3.3
Total gas operating revenues	$5.0	$5.0	(0.9)	$33.2	$26.5	25.4	$46.6	$39.6	17.7
Cost of gas sold	1.2	1.3	(4.7)	16.2	11.6	39.9	23.3	18.4	26.5
Gas segment gross margins	$3.8	$3.7	0.3	$17.0	$14.9	14.2	$23.3	$21.2	10.1

(1) Other includes other public authorities and interdepartmental usage.

During the third quarter of 2013, gas segment revenues decreased slightly compared to the third quarter of 2012. However, our margin (defined as gas operating revenues less cost of gas in rates) for the third quarter of 2013 increased slightly compared to the third quarter of 2012.

During the nine and twelve month periods ended September 30, 2013, gas segment revenues increased approximately $6.6 million and $7.0 million, respectively, as compared to the corresponding periods ended September 30, 2012 mainly due to increased sales resulting from colder weather during the first and second quarters of 2013 as compared to the same periods in 2012. Our gas gross margin for the nine and twelve months ended September 30, 2013 increased $2.1 million in each period as compared to the corresponding 2012 periods reflecting increased sales resulting from colder weather during the first and second quarters of 2013.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of September 30, 2013, we had unrecovered purchased gas costs of $0.3 million recorded as a current regulatory asset and $1.2 million recorded as a deferred regulatory asset.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended September 30, 2013 as compared to the same periods in 2012.

	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
(in millions)	2013 vs. 2012	2013 vs. 2012	2013 vs. 2012
Distribution operation expense	$0.1	$0.1	$0.1
Transmission operation expense	0.0	(0.1)	(0.2)
Customer accounts expense(1)	0.1	0.1	0.1
TOTAL	$0.2	$(0.1)	$0.0

(1)Primarily uncollectible accounts.

Our gas segment had a $0.6 million net loss for the third quarter of 2013 as compared to a $0.4 million net loss for the third quarter of 2012. These losses were expected due to the seasonality of the gas segment whose heating season runs from November to March of each year.

Our gas segment had net income of $1.1 million for the nine months ended September 30, 2013 and $2.1 million for the twelve months ended September 30, 2013, as compared to $0.3 million and $1.2 million, respectively, for the comparable periods ended September 30, 2012.

Consolidated Company

Income Taxes

The following table shows our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2013	2012	2013	2012	2013	2012
Consolidated provision for income taxes	$14.1	$15.5	$28.7	$28.4	$34.4	$34.3
Consolidated effective federal and state income tax rates	37.1%	37.7%	37.3%	38.2%	37.3%	38.5%

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

	Three Months Ended		Nine Months Ended		Twelve Months Ended
($ in millions)	2013	2012	2013	2012	2013	2012
Allowance for equity funds used during construction	$1.1	$0.3	$2.5	$0.4	$3.3	$0.5
Allowance for borrowed funds used during construction	0.6	0.2	1.4	0.4	1.7	0.5
Total AFUDC	$1.7	$0.5	$3.9	$0.8	$5.0	$1.0

Total interest charges on long-term and short-term debt for the periods ended September 30, are shown below. The changes in long-term debt interest for all periods reflect the financing discussed in Note 6 of “Notes to Consolidated Financial Statements (Unaudited)” and under “Liquidity and Capital Resources - Financing Activities” below. The change in the twelve months ended interest charges also reflects the redemption on April 1, 2012 of all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024, the redemption of all $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013. These bonds were replaced by a private placement of $88.0 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38.0 million occurred on April 2, 2012 and the second settlement of $50.0 million occurred on June 1, 2012. The changes in short-term debt interest primarily reflect lower levels of borrowing during all comparative periods presented.

	Interest Charges
	($ in millions)
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2013	2012	Change	2013	2012	Change	2013	2012	Change
Long-term debt interest	$10.1	$9.9	1.5%	$30.2	$30.2	0.0%	$40.2	$40.9	(1.7)%
Short-term debt interest	—	0.0	(100.0)	0.1	0.2	(66.5)	0.1	0.2	(63.3)
Other interest*	0.3	0.3	(0.1)	0.8	0.8	0.5	1.1	1.0	3.9
Total interest charges	$10.4	$10.2	1.3	$31.1	$31.2	(0.4)	$41.4	$42.1	(1.9)

*Includes deferred Iatan 1 and Iatan 2 carrying charges to reflect construction accounting in accordance with our agreement with the MPSC. Deferral ended when the plants were placed in rates. See Note 3 and Rate Matters below for additional information regarding carrying charges.

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

On February 22, 2013, we filed a Nonunanimous Stipulation and Agreement (Agreement) with the MPSC which issued an order approving the Agreement on February 27, 2013. The Agreement provided for an annual increase in base revenues for our Missouri electric customers in the amount of approximately $27.5 million, effective April 1, 2013, and the continuation of the current fuel adjustment mechanism. The Agreement also included an increase in depreciation rates, recovery of deferred tornado costs over the next ten years and the continuation of tracking mechanisms for expenses related to employee pension, retiree health care, vegetation management, and Iatan 2, Iatan Common and Plum Point operating and maintenance costs. In addition, the Agreement included a write-off of approximately $3.6 million, consisting of a $2.4 million disallowance for the prudency of certain construction expenditures for Iatan 2 and a $1.2 million regulatory reversal of a prior period gain on sale of our Asbury unit train, which is included in regulated operating expenses. We also agreed not to implement a Missouri general rate increase prior to October 1, 2014.

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

On September 17, 2013, we advised the Arkansas Public Service Commission of the intention to file an application for a general change or modification in our rates, charges and tariffs no sooner than 60 days and no later than 90 days from the date of notice.

COMPETITION AND MARKETS

Electric Segment

SPP Regional Transmission Development: On June 17, 2010, the FERC approved the new highway/byway cost allocation method, a new transmission cost allocation method to replace the existing FERC accepted cost allocation method for new transmission facilities needed to continue to reliably and economically serve SPP customers, including ours, well into the future. To date, the SPP’s Board of Directors (BOD) has approved over $8 billion in transmission projects for the 2006 through 2022 time period of which over $4 billion is in planned highway/byway transmission projects. As these projects are constructed, we will be allocated a share of the costs of the projects pursuant to the FERC accepted highway/byway regional costs allocation method. We expect that these operating costs will be material, but that they will be recoverable in future rates. On September 11, 2013, the MPSC unanimously approved a stipulation and agreement regarding our continued participation in the SPP through 2019, including the scheduled Day 2 organized markets in April 2014, This agreement requires us to file a report in May 2018 regarding whether or not continued participation in the SPP or stand alone operations beyond 2019 is in the public interest.

Other FERC Activity

On April 23, 2012, we intervened in the SPP’s Petition for Review (Case No. 12-1158) of FERC’s Orders on Declaratory Order and Rehearing (Docket No. EL11-34-000) on the interpretation of the SPP/MISO Joint Operating Agreement (JOA) at the United States Court of Appeals for the District of Columbia. We are in agreement with SPP and other SPP members that the FERC was incorrect in its determination that MISO’s interpretation of the Joint Operating Agreement appropriately enables MISO and Entergy to utilize ours and other SPP members transmission systems to integrate Entergy into the MISO RTO without compensation or consideration of the negative impacts to us and the other SPP members. On June 25, 2012, the SPP interveners made a joint intervention filing at the DC court, a joint brief in October 2012, reply brief on January 14, 2013, and oral arguments on October 18, 2013. The decision of the DC Court is expected by or before the end of the first quarter of 2014. It is in our best interests that the review of the Joint Operating Agreement between SPP and MISO be remanded back to the FERC to reevaluate its Orders. Based on the current terms and conditions of MISO membership, Entergy’s participation in MISO will not be beneficial to our customers as it will increase transmission delivery costs for our Plum Point power station as well as utilize our transmission system without compensation. In late 2012, ITC Holdings and Entergy announced the sale of transmission assets to ITC and formation of new ITC transmission only companies. Subsequently, ITC, Entergy, and MISO made multiple filings at the FERC and various state Commissions, including the MPSC, for the transfer of ownership of Entergy’s transmission facilities as well as full integration into the MISO RTO. We and several other SPP members jointly filed in protest of the filings on January 11, 2013, based on Entergy and MISO’s planned utilization of our and the other SPP members’ system without mitigation or resolution of the current and expected harm of MISO’s interpretation/use of the joint operating agreement to implement the integration. On June 20, 2013, the FERC issued several Orders, with some conditions, approving Entergy joining MISO and the purchase of Entergy transmission assets by a newly created subsidiary of ITC Holdings, ITC South. Many of the SPP joint protestors made joint filings at the FERC for clarification and/or rehearing of the FERC’s orders on ITC/Entergy/MISO with an emphasis on the FERC’s lack of requirement for SPP and MISO to resolve their JOA issues of dispute prior to Entergy joining MISO in late December 2013. FERC’s ITC/Energy Order is subject to Entergy securing all necessary state and federal regulatory approvals.

We and several other SPP members intervened at the Missouri and Arkansas commissions in opposition to the transfer of control of Entergy Arkansas transmission assets to MISO, as well as the sale/transfer of transmission assets of Entergy Arkansas (EAI) to ITC South. We believe the sale of Entergy’s transmission facilities to ITC and joining MISO has not been shown to be in the public interest and will negatively impact and increase cost to our customers. The transfer of transmission asset cases were delayed by the Arkansas and the Missouri commissions pending rulings from Entergy’s other commissions, specifically Texas. Entergy has refiled those transfer requests in Texas.  On October 9, 2013, the MPSC conditionally approved EAI’s transfer of transmission assets and participation in MISO based upon development and FERC approval of a revised Joint Operating Agreement between SPP and MISO that addresses at a minimum, loop flow issues and other altered flows related to the Missouri seams between SPP/MISO and upon a requirement that EAI and/or ITC hold harmless non-MISO Missouri retail customers from “all” increased costs due to Entergy’s potential transfer of functional control of its transmission assets to MISO.  We believe this is a very positive order for our customers but anticipate an EAI, MISO, and ITC appeal of the MPSC order or other regulatory efforts to challenge such action by the MPSC.

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

Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide approximately 39% to 44%  of the funds required for the remainder of our budgeted 2013 capital expenditures (as discussed in “Capital Requirements and Investing Activities” below). We believe the amounts available to us under our credit facilities and the issuance of debt and equity securities together with this cash provided by operating activities will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

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

Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2013	2012	Change
Cash provided by/(used in):
Operating activities	$117.6	$136.1	$(18.5)
Investing activities	(105.8)	(101.4)	(4.4)
Financing activities	1.2	(36.9)	38.1
Net change in cash and cash equivalents	$13.0	$(2.2)	$15.2

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

Nine Months Ended September 30, 2013 Compared to 2012.  During the nine months ended September 30, 2013 our net cash flows provided from operating activities decreased $18.4 million or 13.5% from 2012. This change resulted from the following:

•                  Increase in net income - $2.2 million.

•                  Non-cash loss on regulatory plant disallowance as a result of our 2013 Missouri electric rate case- $2.4 million.

•                  Regulatory reversal of a prior period gain on the sale of assets as a result of our 2013 Missouri electric rate case - $1.2 million.

•                  Working capital changes for accounts receivable, accounts payable and other current assets and liabilities - $1.2 million.

•                  Change in pension contributions net of expense accruals — $(6.9) million

•                  Tax timing differences mostly related to depreciation and amortizations - $(5.3) million.

•                  Increase in equity AFUDC mostly attributable to higher construction work in progress balances - $(2.1) million.

•                  Lower fuel related amortizations partially offset by increased plant in service depreciation - $(2.0) million.

•                  Long-term regulatory fuel adjustment deferrals - $(7.1) million.

•                  Deferred revenues - $(1.2) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $4.4 million during the nine months ended September 30, 2013, as compared to the same period in 2012, due to an $8.1 million increase in regulated capital expenditures, a $1.1 million decrease in non-regulated capital expenditures and a $2.6 million decrease in restricted cash.

Our capital expenditures incurred totaled approximately $118.9 million during the nine months ended September 30, 2013, compared to $108.0 million for the nine months ended September 30, 2012. The increase was primarily the result of an increase in electric plant additions and replacements, mainly due to the environmental retrofit in progress at our Asbury plant.

A breakdown of the capital expenditures for the nine months ended September 30, 2013 and 2012 is as follows:

	Capital Expenditures
(in millions)	2013	2012
Distribution and transmission system additions	$43.5	$43.9
New Generation — Iatan 2	0.2	1.0
Storms	0.3	4.6
Additions and replacements — electric plant	59.9	35.1
Gas segment additions and replacements	2.6	2.1
Transportation	1.9	2.9
Other (including retirements, insurance proceeds and salvage -net) (1)	9.2	16.0
Subtotal	117.6	105.6
Non-regulated capital expenditures (primarily fiber optics)	1.3	2.4
Subtotal capital expenditures incurred (2)	118.9	108.0
Adjusted for capital expenditures payable (3)	(10.5)	(6.6)
Total cash outlay	$108.4	$101.4

(1) Other includes equity AFUDC of $(2.5) million and $(0.4) million for 2013 and 2012, respectively.

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

All of our cash requirements for capital expenditures during the nine months ended September 30, 2013 were satisfied from internally generated funds (funds provided by operating activities less dividends paid).

We estimate that our capital expenditures (excluding AFUDC) for the remainder of 2013 will range from approximately $40.0 million to $45.0 million and for 2014 through 2018 will be as follows (in millions):

	2014	2015	2016	2017	2018
Estimated capital expenditures	$213.7	$175.9	$110.1	$99.2	$95.9

As noted in the Purchased Power section of Note 7, it is not currently our intention to exercise the Plum Point ownership option and, as such, no expenditures are included for such purpose in the 2015 projection.

We estimate that internally generated funds will provide approximately 39% to 44% of the funds required for the remainder of our budgeted 2013 capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. If additional financing is needed, we intend to utilize a combination of debt and equity securities. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Nine Months Ended September 30, 2013 Compared to  2012.

Our net cash flows provided by financing activities was $1.2 million in the nine months ended September 30, 2013, an increase of $38.1 million as compared to a $36.9 million use of cash during the nine months ended September 30, 2012, primarily due to the following:

•                  Issuance of $150.0 million of first mortgage bonds in the nine months ended September 30, 2013 compared to $88.0 million in the nine months ended September 30, 2012

•                  Repayment of $98.0 million of senior notes in the nine months ended September 30, 2013 compared to $88.0 million of first mortgage bonds in the nine months ended September 30, 2012.

•                  Repayment of $24.0 million in short-term debt in the nine months ended September 30, 2013 as compared to repayment of $10.0 million in the nine months ended September 30, 2012.

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

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2013, we are in compliance with these ratios. Our total indebtedness is 50.0% of our total capitalization as of September 30, 2013 and our EBITDA is 5.0 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at September 30, 2013 and no outstanding commercial paper.

EDE Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2013 would permit us to issue approximately $511.9 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At September 30, 2013, we had retired bonds and net property additions which would enable the issuance of at least $837.3 million principal amount of bonds if the annual interest requirements are met. As of September 30, 2013, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of September 30, 2013, this test would allow us to issue approximately $14.7 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

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

CONTRACTUAL OBLIGATIONS

Material changes to our contractual obligations at September 30, 2013, compared to December 31, 2012, consist of the following:

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

•                  On June 15, 2013, we redeemed all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013.

•                  On July 9, 2013, we signed a contract with a third party vendor to complete engineering, procurement, and construction activities at our Riverton plant to convert Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. This conversion is currently scheduled to be completed in 2016 at a cost estimated to range from $165 million to $175 million, excluding AFUDC.

See “Financing Activities” above  and Note 7 of “Notes to Consolidated Financial Statements (Unaudited)” under “Environmental” for details.

In addition, on October 1, 2013, we extended our transportation contract with ANR Pipeline Company, expiring on March 31, 2014, for a period of ten years, expiring on March 31, 2024. Annual costs under this contract are expected to be approximately $0.5 million, depending on volume.

DIVIDENDS

Our diluted earnings per share were $1.13 for the nine months ended September 30, 2013 and were $1.32 and $1.31 for the years ended December 31, 2012 and 2011, respectively. Dividends paid per share were $0.75 for the nine months ended September 30, 2013, $1.00 for the year ended December 31, 2012 and $0.64 for the year ended December 31, 2011.

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

In response to the expected loss of revenues resulting from the May 22, 2011 tornado, our level of retained earnings and other relevant factors, our Board of Directors suspended our quarterly dividend for the third and fourth quarters of 2011. On February 2, 2012, the Board of Directors re-established the dividend and declared a quarterly dividend of $0.25 per share on common stock payable on March 15, 2012 to holders of record as of March 1, 2012. Dividends were paid during all four quarters of 2012. As of September 30, 2013, our retained earnings balance was $63.4 million, compared to $48.1 million as of September 30, 2012 and a retained earnings balance of $47.1 million as of December 31, 2012, after paying out $32.0 million in dividends during the first nine months of 2013. On October 31, 2013, the Board of Directors declared a quarterly dividend of $0.255 per share on common stock payable on December 16, 2013 to holders of record as of December 2, 2013, reflecting a 2.0% increase over the previous quarter’s dividend.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2013.

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

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of September 30, 2013, 14%, or 0.8 million Dths, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2013 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at September 30, 2013, our natural gas cost would increase by approximately $1.7 million based on our September 30, 2013 total hedged positions for the next twelve months. However, this is probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of September 30, 2013, we have 1.7 million Dths in storage on the three pipelines that serve our customers. This represents 83% of our storage capacity.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at September 30, 2013 and December 31, 2012. There were no margin deposit liabilities at these dates.

(in millions)	September 30, 2013	December 31, 2012
Margin deposit assets	$5.8	$4.2

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a small group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at September 30, 2013, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$2.1
Net unrealized mark-to-market losses for financial natural gas contracts	6.0
Net credit exposure	$8.1

The $6.0 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $6.0 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since they are below the $10.0 million mark-to-market collateral threshold in our agreements. As noted above, as of September 30, 2013, we have $5.8 million on deposit for NYMEX contract exposure to Empire, of which $5.6 million represents our collateral requirement. In addition, if NYMEX gas prices decreased 25% from their September 30, 2013 levels, we would be required to post an additional $10.0 million in collateral. If these prices increased 25%, our collateral requirement would decrease $4.4 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.         Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.         Other Information.

For the twelve months ended September 30, 2013, our ratio of earnings to fixed charges was 2.84x.  See Exhibit (12) hereto.

Item 6.         Exhibits.

(a)                               Exhibits.

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, nine and twelve month periods ended September 30, 2013 and 2012, (ii) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

November 8, 2013