Form 10-K
period 2013-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 2014-02-21
CIK 32689

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting common stock held by nonaffiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2013, was approximately $955,552,315.

         As of February 3, 2014, 43,093,133 shares of common stock were outstanding.

         The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

The Company's proxy statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its Annual Meeting of Stockholders to be held on May 1, 2014	Part of Item 10 of Part III All of Item 11 of Part III Part of Item 12 of Part III All of Item 13 of Part III All of Item 14 of Part III

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

  •
  the results of prudency and similar reviews by regulators of costs we incur, including capital expenditures and fuel and purchased power costs, including any regulatory disallowances that could result from prudency reviews;

  •
  unauthorized physical or virtual access to our facilities and systems and acts of terrorism, including, but not limited to, cyber-terrorism;

  •
  legislation and regulation, including environmental regulation (such as NOx, SO2, mercury, ash and CO2) and health care regulation;

  •
  the periodic revision of our construction and capital expenditure plans and cost and timing estimates;

  •
  costs and activities associated with markets and transmission, including the Southwest Power Pool (SPP) Energy Imbalance Services Market, SPP regional transmission organization (RTO) transmission development, and SPP Day-Ahead Market;

  •
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

  •
  volatility in the credit, equity and other financial markets and the resulting impact on short term debt costs and our ability to issue debt or equity securities, or otherwise secure funds to meet our capital expenditure, dividend and liquidity needs;

  •
  the effect of changes in our credit ratings on the availability and cost of funds;

  •
  the performance of our pension assets and other post employment benefit plan assets and the resulting impact on our related funding commitments;

  •
  our exposure to the credit risk of our hedging counterparties;

  •
  performance of acquired businesses;

  •
  the cost and availability of purchased power and fuel, including costs and activities associated with the transition to the SPP Day-Ahead Market, and the results of our activities (such as hedging) to reduce the volatility of such costs;

  •
  interruptions or changes in our coal delivery, gas transportation or storage agreements or arrangements;

  •
  operation of our electric generation facilities and electric and gas transmission and distribution systems, including the performance of our joint owners;

  •
  changes in accounting requirements;

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

        Our gross operating revenues in 2013 were derived as follows:

Electric segment sales*	90.3%
Gas segment sales	8.4
Other segment sales	1.3

*
Sales from our electric segment include 0.4% from the sale of water.

        The territory served by our electric operations embraces an area of about 10,000 square miles, located principally in southwestern Missouri, and also includes smaller areas in southeastern Kansas, northeastern Oklahoma and northwestern Arkansas. The principal economic activities of these areas include light industry, agriculture and tourism. As of December 31, 2013, our electric operations served approximately 168,800 customers.

        Our retail electric revenues for 2013 by jurisdiction were derived as follows:

Missouri	89.8%
Kansas	4.8
Arkansas	2.5
Oklahoma	2.9

        We supply electric service at retail to 119 incorporated communities as of December 31, 2013, and to various unincorporated areas and at wholesale to four municipally owned distribution systems. The largest urban area we serve is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 160,000. We operate under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 49% of our electric operating revenues in 2013 were derived from incorporated communities with franchises having at least ten years remaining and approximately 21% were derived from incorporated communities in which our franchises have remaining terms of ten years or less. Although our franchises contain no renewal provisions, in recent years we have obtained renewals of all of our expiring electric franchises prior to the expiration dates.

        Our three largest classes of on-system customers are residential, commercial and industrial, which provided 42.6%, 30.4%, and 15.1%, respectively, of our electric operating revenues in 2013.

        Our largest single on-system wholesale customer is the city of Monett, Missouri, which in 2013 accounted for approximately 2.7% of electric revenues. No single retail customer accounted for more than 1.6% of electric revenues in 2013.

        Our gas operations serve customers in northwest, north central and west central Missouri. As of December 31, 2013, our gas operations served approximately 44,000 customers. We provide natural gas distribution to 48 communities and 377 transportation customers as of December 31, 2013. The largest urban area we serve is the city of Sedalia with a population of over 20,000. We operate under franchises having original terms of twenty years in virtually all of the incorporated communities. Eighteen of the franchises have 10 years or more remaining on their term and 26 of the franchises have less than 10 years remaining on their term. Although our franchises contain no renewal provisions, since our acquisition we have obtained renewals of all our expiring gas franchises prior to the expiration dates.

        Our gas operating revenues in 2013 were derived as follows:

Residential	63.1%
Commercial	27.3
Industrial	1.0
Miscellaneous	8.6

        No single retail customer accounted for more than 1% of gas revenues in 2013.

        Our other segment consists of our fiber optics business. As of December 31, 2013, we have 118 fiber customers.

Electric Generating Facilities and Capacity

        At December 31, 2013, our generating plants consisted of:

Plant	Capacity (megawatts)(1)		Primary Fuel
Asbury	189	(2)	Coal
Riverton — Natural Gas	279		Natural Gas
Iatan (12% ownership)	190	(3)	Coal
Plum Point Energy Station (7.52% ownership)	50	(3)	Coal
State Line Combined Cycle (60% ownership)	297	(3)	Natural Gas
Empire Energy Center	262		Natural Gas
State Line Unit No. 1	94		Natural Gas
Ozark Beach	16		Hydro

TOTAL	1,377

(1)
Based on summer rating conditions as utilized by Southwest Power Pool.

(2)
Does not include Asbury unit 2 (14 megawatts) which was retired at the end of 2013.

(3)
Capacity reflects our allocated shares of the capacity of these plants.

        See Item 2, "Properties — Electric Segment Facilities" for further information about these plants.

        We, and most other electric utilities with interstate transmission facilities, have placed our facilities under the Federal Energy Regulatory Commission (FERC) regulated open access tariffs that provide all wholesale buyers and sellers of electricity the opportunity to procure transmission services (at the same rates) that the utilities provide themselves. We are a member of the Southwest Power Pool Regional Transmission Organization (SPP RTO). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Markets and Transmission."

        We currently supplement our on-system generating capacity with purchases of capacity and energy from other sources in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council rules. The SPP requires its members to maintain a minimum 12% capacity margin.

        We have a long-term (30 year) agreement for the purchase of 50 megawatts of capacity from the Plum Point Energy Station (Plum Point), a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We began receiving purchased power under this agreement on September 1, 2010. We also own, through an undivided interest, 50 megawatts of the unit's capacity. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the Missouri Public Service Commission (MPSC) in mid-2013. While it is not currently our intention to exercise this option in 2015, we will continue to evaluate this purchase option through the exercise date as well as explore other options with the purchase power agreement holder, Plum Point Energy Associates (PPEA), related to this option.

        We have a 20-year purchased power agreement, which began on December 15, 2008, with Cloud County Windfarm, LLC, owned by EDP Renewables North America LLC, Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm located in Cloud County, Kansas. We also have a 20-year contract, which began on December 15, 2005, with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc., to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. We do not own any portion of either windfarm.

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

Year	Purchased Power Commitment(1)	Anticipated Owned Capacity	Total Megawatts
2014	62	1377	1439	(2)
2015	62	1381	1443	(3)
2016	62	1384	1446	(4)
2017	62	1384	1446
2018	62	1384	1446

(1)
Includes 7 megawatts for the Elk River Windfarm, LLC and 5 megawatts for the Cloud County Windfarm, LLC.

(2)
Reflects the retirement of Asbury Unit 2.

(3)
Reflects the Asbury turbine retrofit and added pollution control equipment.

(4)
Reflects the retirement of Riverton Units 7, 8 and 9 and conversion of Riverton Unit 12 to a combined cycle.

        The maximum hourly demand on our system reached a record high of 1,199 megawatts on January 8, 2010. Our previous winter peak of 1,100 megawatts was established on December 22, 2008. Our maximum hourly summer demand of 1,198 megawatts was set on August 2, 2011.

Gas Facilities

        At December 31, 2013, our principal gas utility properties consisted of approximately 87 miles of transmission mains and approximately 1,160 miles of distribution mains.

        The following table sets forth the three pipelines that serve our gas customers:

Service Area	Name of Pipeline
South	Southern Star Central Gas Pipeline
North	Panhandle Eastern Pipe Line Company
Northwest	ANR Pipeline Company

        Our all-time peak of 73,280 mcfs was established on January 7, 2010.

Construction Program

        Total property additions (including construction work in progress but excluding AFUDC) for the three years ended December 31, 2013, totaled $397.7 million and retirements during the same period totaled $39.3 million. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more information.

        Our total capital expenditures, excluding AFUDC and expenditures to retire assets, were $155.4 million in 2013 and for the next three years are estimated for planning purposes to be as follows:

	Estimated Capital Expenditures (amounts in millions)
	2014	2015	2016	Total
New electric generating facilities:
Riverton Unit 12 combined cycle conversion	$79.9	$62.5	$16.1	$158.5
Additions to existing electric generating facilities:
Asbury	16.1	3.4	8.9	28.4
Environmental upgrades — Asbury	24.2	12.4	—	36.6
Other	9.9	12.9	8.0	30.8
Electric transmission facilities	25.9	29.3	27.5	82.7
Electric distribution system additions	36.9	39.9	36.6	113.4
General and other additions	11.3	9.3	6.7	27.3
Gas system additions	7.7	4.1	4.0	15.8
Non-regulated additions	1.8	2.1	2.3	6.2

TOTAL	$213.7	$175.9	$110.1	$499.7

        Our estimated total capital expenditures (excluding AFUDC) for 2017 and 2018 are $99.2 million and $95.9 million, respectively. Construction expenditures for additions to our transmission and distribution systems, the conversion of Riverton Unit 12 to a combined cycle unit and environmental upgrades at Asbury constitute the majority of the projected capital expenditures for the three-year period listed above beyond routine capital expenditures.

        Estimated capital expenditures are reviewed and adjusted for, among other things, revised estimates of future capacity needs, the cost of funds necessary for construction, costs to recover from natural disasters and the availability and cost of alternative power. Actual capital expenditures may vary significantly from the estimates due to a number of factors including changes in customer requirements, construction delays, changes in equipment delivery schedules, ability to raise capital, environmental matters, the extent to which we receive timely and adequate rate increases, the extent of competition from independent power producers and cogenerators, other changes in business conditions and changes in legislation and regulation, including those relating to the energy industry. See "— Regulation" below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Markets and Transmission."

 Fuel and Natural Gas Supply

Electric Segment

        Our total system output for 2013 and 2012, based on kilowatt-hours generated, was as follows:

	2013	2012
Steam generation units — coal	47.0%	48.0%
Steam generation units — natural gas	0.0	0.2
Combustion turbine generation units — natural gas	24.3	24.9
Hydro generation	1.0	1.0
Purchased power — windfarms	14.8	15.0
Purchased power — other	12.9	10.9

        Below are the total fuel requirements for our generating units in 2013 and 2012 (based on kilowatt-hours generated):

	2013	2012
Coal	65.9%	65.6%
Natural gas	34.0	34.3
Fuel oil	0.1	0.1

        Our Asbury Plant is fueled primarily by coal with oil being used as start-up fuel. In 2013, Asbury burned a coal blend consisting of approximately 92.4% Western coal (Powder River Basin) and 7.6% blend coal on a tonnage basis. Our average coal inventory target at Asbury is approximately 60 days. As of December 31, 2013, we had sufficient coal on hand to supply full load requirements at Asbury for 38-59 days, as compared to 102-107 days as of December 31, 2012, depending on the actual blend ratio. The inventory decreased during 2013 as Asbury readjusted back to target levels following the 2012 transition of Riverton Units 7 and 8 to natural gas.

        The following table sets forth the percentage of our anticipated coal requirements we have secured through a combination of contracts and binding proposals for the following years:

Year	Percentage secured
2014	97%
2015	39%
2016	19%

        All of the Western coal used at our Asbury plant is shipped by rail, a distance of approximately 800 miles. We have a coal transportation agreement with the Burlington Northern and Santa Fe Railway Company (BNSF) and the Kansas City Southern Railway Company which runs through 2019. We currently lease one aluminum unit train full time to deliver Western coal to the Asbury Plant.

        Unit 1 and Unit 2 at the Iatan Plant are coal-fired generating units which are jointly-owned by KCP&L, a subsidiary of Great Plains Energy, Inc., Missouri Joint Municipal Electric Utility Commission, Kansas Electric Power Cooperative (KEPCO) and us, with our share of ownership being 12% in each plant. KCP&L is the operator of these plants and is responsible for arranging their fuel supply. KCP&L has secured contracts for low sulfur Western coal in quantities sufficient to meet 70% of Iatan's requirements for 2014 and approximately 30% for 2015 and 15% for 2016. Coal is transported to Iatan by rail. In 2013, KCP&L and KCP&L Greater Missouri Operations entered into agreements with the railroads for transportation services through December 31, 2018.

        The Plum Point Energy Station is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the plant's capacity. North America

Energy Services is the operator of this plant. Plum Point Services Company, LLC (PPSC), the project management company acting on behalf of the joint owners, is responsible for arranging its fuel supply. PPSC has secured contracts for low sulfur Western coal in quantities sufficient to meet approximately 86% of Plum Point's requirements for 2014, 86% for 2015 and 94% for 2016. We have a 15-year lease agreement, expiring in 2024, for 54 railcars for our ownership share of Plum Point and another 15-year lease agreement, expiring in 2025, for an additional 54 railcars associated with our Plum Point purchased power agreement.

        Since its transition from coal in 2012, our Riverton Plant is fueled primarily by natural gas with oil available as backup for Units 9, 10 and 11. Units 7 and 8, along with Unit 12, are fueled 100% by natural gas. Based on kilowatt hours generated during 2013, Riverton's generation was 100% natural gas.

        Our Energy Center and State Line Unit No.1 combustion turbine facilities (not including the State Line Combined Cycle (SLCC) Unit, which is fueled 100% by natural gas) are fueled primarily by natural gas with oil also available for use primarily as backup. Based on kilowatt hours generated during 2013, 100% of the Energy Center generation was produced from natural gas and 89% of the State Line Unit 1 generation came from natural gas with the remainder being fuel oil. As of December 31, 2013, oil inventories were sufficient for approximately 2 days of full load operation on Units No. 1, 2, 3 and 4 at the Energy Center and 5 days of full load operation for State Line Unit No. 1. As typical oil usage is minimal, these inventories are sufficient for our current requirements.

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

        The following table sets forth a comparison of the costs, including transportation and other miscellaneous costs, per million Btu, of various types of fuels used in our electric facilities:

Fuel Type / Facility	2013	2012	2011
Coal — Iatan	$1.756	$1.760	$1.603
Coal — Asbury	2.432	2.395	2.315
Coal — Riverton(1)	0.000	2.541	2.314
Coal — Plum Point	2.123	1.804	1.858
Natural Gas	4.952	4.493	5.475
Oil	21.870	20.291	21.304

Weighted average cost of fuel burned per kilowatt-hour generated	$2.8074	$2.6742	$2.9558

(1)
Reflects the September 2012 transition of Riverton Units 7 and 8 from operation on coal to full operation on natural gas.

Gas Segment

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

        The following table sets forth the current costs, including storage, transportation and other miscellaneous costs, per mcf of gas used in our gas operations:

Service Area	Name of Pipeline	2013	2012	2011
South	Southern Star Central Gas Pipeline	$5.4998	$6.4329	$6.1619
North	Panhandle Eastern Pipe Line Company	5.9746	6.8990	6.1449
Northwest	ANR Pipeline Company	4.7589	5.0898	5.4230
	Weighted average cost per mcf	$5.4949	$6.3305	$6.0542

Employees

        At December 31, 2013, we had 751 full-time employees, including 50 employees of EDG. 328 of the EDE employees are members of Local 1474 of The International Brotherhood of Electrical Workers (IBEW). On December 10, 2013, the Local 1474 IBEW voted to ratify a new five-year agreement, effective December 2, 2013, which will extend through October 31, 2018. At December 31, 2013, 33 EDG employees were members of Local 1464 of the IBEW. In May 2013, Local 1464 of the IBEW ratified a four-year agreement with EDG, effective June 1, 2013.

ELECTRIC OPERATING STATISTICS(1)

	2013		2012		2011		2010		2009
Electric Operating Revenues (000's):
Residential	$227,656		$214,526		$221,687		$204,900		$180,404
Commercial	162,444		158,837		157,435		146,310		135,800
Industrial	80,497		78,786		78,925		69,684		65,983
Public authorities(2)	14,707		13,755		13,653		12,099		11,411
Wholesale on-system	20,036		18,555		19,140		19,254		18,199
Miscellaneous(3)	13,223		8,520		8,194		7,573		6,814
Interdepartmental	229		197		201		199		178

Total system	518,792		493,176		499,235		460,019		418,789
Wholesale off-system	15,488		15,687		23,271		22,891		14,344

Total electric operating revenues(4)	534,280		508,863		522,506		482,910		433,133

Electricity generated and purchased (000's of kWh):
Steam	2,813,441		2,865,037		2,805,744		2,650,042		2,259,304
Hydro	57,449		57,719		48,898		88,104		76,733
Combustion turbine	1,452,936		1,486,643		1,484,472		1,566,074		926,934

Total generated	4,323,826		4,409,399		4,339,114		4,304,220		3,262,971
Purchased	1,660,193		1,545,327		1,870,901		2,085,550		2,516,702

Total generated and purchased	5,984,019		5,954,726		6,210,015		6,389,770		5,779,673
Interchange (net)	432		(87)		(1,298)		(1,716)		(568)

Total system output	5,984,451		5,954,639		6,208,717		6,388,054		5,779,105
Transmission by others losses(5)	(15,817)		(17,300)		(16,597)		(5,688)		—

Total system input	5,968,634		5,937,339		6,192,120		6,382,366		5,779,105

Maximum hourly system demand (Kw)	1,080,000		1,142,000		1,198,000		1,199,000		1,085,000
Owned capacity (end of period) (Kw)	1,377,000		1,391,000		1,392,000		1,409,000		1,257,000
Annual load factor (%)	56.18		52.17		51.95		53.17		55.38

Electric sales (000's of kWh):
Residential	1,936,603		1,850,813		1,982,704		2,060,368		1,866,473
Commercial	1,541,717		1,558,297		1,576,342		1,644,917		1,579,832
Industrial	1,015,492		1,028,416		1,022,765		1,007,033		992,165
Public authorities(2)	127,370		122,369		126,724		124,554		121,816
Wholesale on-system	343,045		353,075		364,866		355,807		332,061

Total system	4,964,227		4,912,970		5,073,401		5,192,679		4,892,347
Wholesale off-system	653,996		704,028		740,009		798,084		515,899

Total Electric Sales	5,618,223		5,616,998		5,813,410		5,990,763		5,408,246

Company use (000's of kWh)(6)	9,049		9,066		9,371		9,598		9,088
kWh losses (000's of kWh)(7)	341,362		311,275		369,339		382,005		361,771

Total System Input	5,968,634		5,937,339		6,192,120		6,382,366		5,779,105

Customers (average number):
Residential	141,376		140,602		139,641		141,693		141,206
Commercial	24,080		24,036		24,155		24,505		24,412
Industrial	345		353		357		358		355
Public authorities(2)	2,214		2,124		2,021		2,003		1,995
Wholesale on-system	4		4		4		4		4

Total System	168,019		167,119		166,178		168,563		167,972
Wholesale off-system	22		22		25		22		19

Total	168,041		167,141		166,203		168,585		167,991

Average annual sales per residential customer (kWh)	13,698		13,163		14,199		14,541		13,218
Average annual revenue per residential customer	$1,610		$1,526		$1,588		$1,446		$1,278
Average residential revenue per kWh	11.76	¢	11.59	¢	11.18	¢	9.94	¢	9.67	¢
Average commercial revenue per kWh	10.54	¢	10.19	¢	9.99	¢	8.89	¢	8.60	¢
Average industrial revenue per kWh	7.93	¢	7.66	¢	7.72	¢	6.92	¢	6.65	¢

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

(7)
2012 includes the effect of our unbilled revenue adjustment.

 GAS OPERATING STATISTICS(1)

	2013	2012	2011	2010	2009
Gas Operating Revenues (000's):
Residential	$31,561	$24,744	$28,999	$32,245	$36,176
Commercial	13,673	10,797	12,506	13,336	15,552
Industrial	515	464	682	812	2,066
Public authorities	342	247	324	342	365

Total retail sales revenues	46,091	36,252	42,511	46,735	54,159
Miscellaneous(2)	435	400	464	436	221
Transportation revenues	3,515	3,197	3,455	3,714	2,934

Total Gas Operating Revenues	50,041	39,849	46,430	50,885	57,314

Maximum Daily Flow (mcf)	60,118	58,281	67,789	73,280	70,046

Gas delivered to customers (000's of mcf sales)(3)
Residential	2,744	2,012	2,560	2,675	2,687
Commercial	1,349	1,050	1,268	1,265	1,278
Industrial	72	58	102	108	218
Public authorities	35	23	33	33	30

Total retail sales	4,200	3,143	3,963	4,081	4,213
Transportation sales	4,528	4,249	4,528	4,829	4,330

Total gas operating and transportation sales	8,728	7,392	8,491	8,910	8,543

Company use(3)	2	2	4	4	3
Transportation sales (cash outs)	—	—	—	—	—
Mcf losses	96	27	(47)	70	36

Total system sales	8,826	7,421	8,448	8,984	8,582

Customers (average number):
Residential	37,777	37,897	38,051	38,277	38,621
Commercial	4,917	4,921	4,951	4,968	5,038
Industrial	24	23	26	26	25
Public authorities	140	138	136	137	131

Total retail customers	42,858	42,979	43,164	43,408	43,815
Transportation customers	340	326	311	313	296

Total gas customers	43,198	43,305	43,475	43,721	44,111

(1)
See Item 6, "Selected Financial Data" for additional financial information regarding Empire.

(2)
Primarily includes miscellaneous service revenue and late fees.

(3)
Includes mcf used by Company and Interdepartmental mcf.

 Executive Officers and Other Officers of Empire

        The names of our officers, their ages and years of service with Empire as of December 31, 2013, positions held during the past five years and effective dates of such positions are presented below. All of our officers have been employed by Empire for at least the last five years.

Name	Age at 12/31/13	Positions With the Company	With the Company Since	Officer Since
Bradley P. Beecher	48	President and Chief Executive Officer (2011). Executive Vice President (2011), Executive Vice President and Chief Operating Officer — Electric (2010), Vice President and Chief Operating Officer — Electric (2006)	2001	2001
Laurie A. Delano	58	Vice President — Finance and Chief Financial Officer, (2011), Controller, Assistant Secretary and Assistant Treasurer and Principal Accounting Officer (2005)	2002	2005
Ronald F. Gatz	63	Vice President and Chief Operating Officer — Gas (2006)	2001	2001
Blake Mertens	36	Vice President — Energy Supply (2011), General Manager — Energy Supply (2010), Director of Strategic Projects, Safety and Environmental Services (2010), Associate Director of Strategic Projects (2009), Manager of Strategic Projects (2006)	2001	2011
Michael E. Palmer(1)	57	Vice President — Transmission Policy and Corporate Services (2011), Vice President — Commercial Operations (2001)	1986	2001
Martin O. Penning	58	Vice President — Commercial Operations, (2011), Director of Commercial Operations (2006)	1980	2011
Kelly S. Walters	48	Vice President and Chief Operating Officer — Electric (2011), Vice President — Regulatory and Services (2006)	2001	2006
Janet S. Watson	61	Secretary — Treasurer (1995)	1994	1995
Robert W. Sager	39	Controller, Assistant Secretary and Assistant Treasurer and Principal Accounting Officer (2011), Director of Financial Services (2006)	2006	2011

(1)
Michael E. Palmer will retire from his position as Vice-President — Transmission Policy and Corporate Services effective March 31, 2014.

Regulation

Electric Segment

        General.    As a public utility, our electric segment operations are subject to the jurisdiction of the Missouri Public Service Commission (MPSC), the State Corporation Commission of the State of Kansas (KCC), the Corporation Commission of Oklahoma (OCC) and the Arkansas Public Service Commission (APSC) with respect to services and facilities, rates and charges, regulatory accounting, valuation of property, depreciation and various other matters. Each such Commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. The KCC also has jurisdiction over the issuance of all securities because we are a regulated utility incorporated in Kansas. Our transmission and sale at wholesale of electric energy in interstate commerce and our facilities are also subject to the jurisdiction of the FERC, under the Federal Power Act. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale; the sale, lease or other disposition of such facilities and accounting matters. See discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Markets and Transmission."

        Electric operating revenues received during 2013 were comprised of the following:

Retail customers	90.9%
Sales subject to FERC jurisdiction	8.3
Miscellaneous sources	0.8

        The percentage of retail regulated revenues derived from each state follows:

Missouri	89.8%
Kansas	4.8
Oklahoma	2.9
Arkansas	2.5

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

Environmental Matters

        See Note 11 of "Notes to Consolidated Financial Statements" under Item 8 for information regarding environmental matters.

Conditions Respecting Financing

        Our EDE Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the EDE Mortgage), and our Restated Articles of Incorporation (Restated Articles), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage)

on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the year ended December 31, 2013, would permit us to issue approximately $599.1 million of new first mortgage bonds based on this test at an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 2013, we had retired bonds and net property additions which would enable the issuance of at least $856.7 million principal amount of bonds if the annual interest requirements are met. As of December 31, 2013, we are in compliance with all restrictive covenants of the EDE Mortgage.

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

        The EDG Indenture of Mortgage and Deed of Trust, dated as of June 1, 2006, as amended and supplemented (the EDG Mortgage) contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of December 31, 2013, this test would allow us to issue approximately $15.8 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

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

        The primary drivers of our electric operating expenses in any period are: (1) fuel and purchased power expenses, (2) operating, maintenance and repairs expense, including repairs following severe weather and plant outages, (3) taxes and (4) non-cash items such as depreciation and amortization expense. Although we generally recover these expenses through our rates, there can be no assurance that we will recover all, or any part of, such increased costs in future rate cases.

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

        We are also subject to prudency and similar reviews by regulators of costs we incur, including capital expenditures, fuel and purchased power costs and other operating costs.

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

        The operation of our electric generation, and electric and gas transmission and distribution systems involves many risks, including breakdown or failure of expensive and sophisticated equipment, processes and personnel performance; inability to attract and retain management and other key personnel; workplace and public safety; operating limitations that may be imposed by workforce issues, equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; unauthorized physical access to our facilities; and catastrophic events such as fires, explosions, severe weather, acts of terrorism or other similar occurrences.

        In addition, our power generation and delivery systems, information technology systems and network infrastructure may be vulnerable to internal or external cyber attack, physical attack, unauthorized physical or virtual access, computer viruses or other attempts to harm our systems or misuse our confidential information.

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

        The SPP RTO is mandated by the FERC to ensure a reliable power supply, an adequate transmission infrastructure and competitive wholesale electricity prices. The SPP RTO functions as reliability coordination, tariff administration and regional scheduler for its member utilities, including us. Essentially, the SPP RTO independently operates our transmission system as it interfaces and coordinates with the regional power grid. SPP RTO activities directly impact our control of owned generating assets and the development and cost of transmission infrastructure projects within the SPP RTO region. The cost allocation methodology applied to these transmission infrastructure projects will increase our operating expenses.

        The SPP RTO expects to implement a Day-Ahead Market, or Integrated Marketplace, in March 2014. The SPP Integrated Marketplace will function as a centralized dispatch, where we and other members will submit offers to sell power and bids to purchase power. The SPP will match offers and bids to supply our and other members' next day generation needs. It is expected that 90% – 95% of all next day generation needed throughout the SPP territory will be cleared through this Integrated Marketplace. This change could impact our fuel costs, however, the net financial effect of these Integrated Marketplace transactions will be processed through our fuel adjustment mechanisms.

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

Any reduction in our credit ratings could materially and adversely affect our business, financial condition and results of operations.

        Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody's	Standard & Poor's
Corporate Credit Rating	n/r*	Baa1	BBB
EDE First Mortgage Bonds	BBB+	A2	A-
Senior Notes	BBB	Baa1	BBB
Commercial Paper	F3	P-2	A-2
Outlook	Stable	Stable	Stable

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

        Our capital expenditure budget for the next three years is estimated to be $499.7 million. This includes expenditures for environmental upgrades to our existing facilities and additions to our transmission and distribution systems. There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability, productivity or increased cost of qualified craft labor, start-up activities may take longer than planned, the scope and timing of projects may change, and other events beyond our control may occur that may materially affect the schedule, budget, cost and performance of projects. To the extent the completion of projects is delayed, we expect that the timing of receipt of increases in base rates reflecting our investment in such projects will be correspondingly delayed. Costs associated with these projects will also be subject to prudency review by regulators as part of future rate case filings and all costs may not be allowed recovery.

Financial market disruptions may increase financing costs, limit access to the credit markets or cause reductions in investment values in our pension plan assets.

        We estimate our capital expenditures to be $213.7 million in 2014. Although we believe it is unlikely we will have difficulty accessing the markets for the capital needed to complete these projects (if such a need arises), financing costs could fluctuate. Financial market disruptions can also cause reductions in investment value in our pension plan assets, which could lead to increased funding obligations. We expect to fund approximately $15.0 million during 2014 for pension and OPEB liabilities. Although positive asset performance in 2013 led to decreased liabilities in 2013, future market changes could result in increased pension and OPEB liabilities and funding obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Electric Segment Facilities

        Our generating facilities consist of three coal-fired generating plants, two natural gas generating plants and one hydroelectric generating plant. At December 31, 2013, we owned generating facilities with an aggregate generating capacity of 1,377 megawatts. We retired the 14-megawatt Unit 2 at our Asbury Plant on December 31, 2013, as required by the addition of air quality control equipment being installed at our Asbury plant (discussed below) in order to comply with forthcoming environmental regulations.

        The Asbury Plant, located near Asbury, Missouri, is a coal-fired generating station. The plant consisted of two steam turbine generating units with 203 megawatts of generating capacity until the end of 2013 when we retired Unit 2. In 2013, the plant accounted for approximately 14% of our owned generating capacity and accounted for approximately 29.9% of the energy generated by us. As part of our environmental Compliance Plan, discussed in Note 11 of "Notes to Consolidated Financial Statements" under Item 8, we are in the process of installing a scrubber, fabric filter and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed in early 2015 and required the retirement of Asbury Unit 2 at the end of 2013, reducing the plant's capacity to 189 megawatts. This reduces our owned generating facilities aggregate generating capacity to 1,377 megawatts in 2014. Routine plant maintenance, during which the entire plant is taken out of service, is scheduled annually, normally for approximately three to four weeks in the spring. Approximately every fifth year, the maintenance outage is scheduled to be extended to approximately six weeks to permit inspection of the Unit No. 1 turbine. The next such outage is scheduled to take place in the fall of 2014. When the Asbury Plant is out of service, we typically experience increased purchased power and fuel expenditures associated with replacement energy, which is likely to be recovered through our fuel adjustment clauses.

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

        Our generating plant located at Riverton, Kansas, has four gas-fired combustion turbine units (Units 9, 10, 11 and 12) and two gas-fired steam generating units (Units 7 and 8) with an aggregate generating capacity of 279 megawatts. In September 2012, Units 7 and 8 were transitioned from operation on coal to full operation on natural gas. Unit 12 began commercial operation on April 10, 2007 and is scheduled to be converted from a simple cycle combustion turbine to a combined cycle unit, with scheduled completion in mid-2016.

        Our State Line Power Plant, which is located west of Joplin, Missouri, consists of Unit No. 1, a combustion turbine unit with generating capacity of 94 megawatts and a Combined Cycle Unit with generating capacity of 495 megawatts of which we are entitled to 60%, or 297 megawatts. The Combined Cycle Unit consists of the combination of two combustion turbines, two heat recovery steam generators, a steam turbine and auxiliary equipment. The Combined Cycle Unit is jointly owned with Westar Generating Inc., a subsidiary of Westar Energy, Inc., which owns the remaining 40% of the unit. We are the operator of the Combined Cycle Unit and Westar reimburses us for a percentage of the operating costs per our joint ownership agreement. All units at our State Line Power Plant burn natural gas as a primary fuel with Unit No. 1 having the additional capability of burning oil.

        We have four combustion turbine peaking units at the Empire Energy Center in Jasper County, Missouri, with an aggregate generating capacity of 262 megawatts. These peaking units operate on natural gas, as well as oil.

        Our hydroelectric generating plant (FERC Project No. 2221), located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts. We have a long-term license from FERC to operate this plant which forms Lake Taneycomo in southwestern Missouri. As part of the Energy and Water Development Appropriations Act of 2006 (the Appropriations Act), a new minimum flow pattern was established with the intent of increasing minimum flows on recreational streams in Arkansas. To accomplish this, the level of Bull Shoals Lake was increased an average of 5 feet. The increase at Bull Shoals will decrease the net head waters available for generation at Ozark Beach by 5 feet and, thus, reduce our electrical output. We estimate the lost production to be up to 16% of our average annual energy production for this unit. The loss in this facility will require us to replace it with additional generation from our gas-fired and coal-fired units or with purchased power. The Appropriations Act required the Southwest Power Administration (SWPA), in coordination with us and our relevant public service commissions, to determine our economic detriment assuming a January 1, 2011 implementation date. On September 16, 2010, we received a $26.6 million payment from the SWPA, which was deferred and recorded as a noncurrent liability. The SWPA payment, net of taxes, is being used to reduce fuel expense for our customers in all our jurisdictions. It is our understanding that the lake level change for Bull Shoals was implemented in July of 2013.

        At December 31, 2013, our transmission system consisted of approximately 22 miles of 345 kV lines, 441 miles of 161 kV lines, 745 miles of 69 kV lines and 81 miles of 34.5 kV lines. Our distribution system consisted of approximately 6,882 miles of line at December 31, 2013 and December 31, 2012.

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

Gas Segment Facilities

        At December 31, 2013, our principal gas utility properties consisted of approximately 87 miles of transmission mains and approximately 1,160 miles of distribution mains.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (ticker symbol: EDE). On February 3, 2014, there were 4,379 record holders and 28,500 individual participants in security position listings. The following table presents the high and low sales prices (and quarter end closing sales prices) for our common stock as reported by the New York Stock Exchange for composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter during 2013 and 2012.

	High	Low	Close	Dividends Paid Per Share
2013 Quarter Ended:
March 31	$22.41	$20.57	$22.40	$0.250
June 30	23.35	21.26	22.31	0.250
September 30	24.32	20.77	21.66	0.250
December 31	23.26	21.27	22.69	0.255
2012 Quarter Ended:
March 31	$21.34	$19.55	$20.35	$0.250
June 30	21.24	19.51	21.10	0.250
September 30	21.94	21.02	21.55	0.250
December 31	22.04	19.59	20.38	0.250

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

        In the fourth quarter of 2013, the Board of Directors increased the dividend by 2%, from $0.25 per share on common stock to $0.255 per share. In the first quarter of 2014, the Board of Directors declared a quarterly dividend of $0.255 per share on common stock payable on March 17, 2014 to holders of record as of March 3, 2014. As of December 31, 2013, our retained earnings balance was $67.6 million, compared to $47.1 million at December 31, 2012. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation — Dividends" for information on limitations on our ability to pay dividends on our common stock.

        During 2013, no purchases of our common stock were made by or on behalf of us.

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

        The following graph and table indicates the value at the end of the specified years of a $100 investment made on December 31, 2008, in our common stock and similar investments made in the securities of the companies in the Standard & Poor's 500 Composite Index (S&P 500 Index) and the Standard & Poor's Electric Utilities Index (S&P Electric Utility). The graph and table assume that dividends were reinvested when received.

Total Return Performance

Total Return Analysis	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
The Empire District Electric Company	$100.00	$114.96	$145.53	$142.70	$144.79	$168.77
S&P Electric Utilities Index	$100.00	$103.38	$106.93	$129.35	$128.63	$138.66
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19

ITEM 6.    SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	2013	2012	2011	2010	2009
Operating revenues	$594,330	$557,097	$576,870	$541,276	$497,168
Operating income	$99,663	$96,221	$96,934	$80,495	$74,495
Total allowance for funds used during construction	$5,940	$1,928	$512	$10,174	$14,133
Net income	$63,445	$55,681	$54,971	$47,396	$41,296
Weighted average number of common shares outstanding — basic	42,781	42,257	41,852	40,545	34,924
Weighted average number of common shares outstanding — diluted	42,803	42,284	41,887	40,580	34,956
Earnings from continuing operations per weighted average share of common stock — basic and diluted	$1.48	$1.32	$1.31	$1.17	$1.18
Total earnings per weighted average share of common stock — basic and diluted	$1.48	$1.32	$1.31	$1.17	$1.18
Cash dividends per share	$1.005	$1.00	$0.64	$1.28	$1.28
Common dividends paid as a percentage of net income	67.8%	75.9%	48.6%	109.7%	108.5%
Allowance for funds used during construction as a percentage of net income	9.4%	3.5%	0.9%	21.5%	34.2%
Book value per common share (actual) outstanding at end of year	$17.43	$16.90	$16.53	$15.82	$15.75
Capitalization:
Common equity	$750,124	$717,798	$693,989	$657,624	$600,150
Long-term debt	$743,428	$691,626	$692,259	$693,072	$640,156
Ratio of earnings to fixed charges	2.97X	2.89X	2.87X	2.63X	2.15X
Total assets	$2,145,045	$2,126,369	$2,021,835	$1,921,311	$1,839,846
Plant in service at original cost	$2,332,341	$2,284,022	$2,176,650	$2,108,115	$1,718,584
Capital expenditures (including AFUDC)	$160,196	$146,287	$101,177	$108,157	$148,804

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

        Customer growth, which is the growth in the number of customers, contributes to the demand for electricity. We expect our electric customer and sales growth to be less than 1.0% annually over the next several years. Our electric customer growth for the year ended December 31, 2013 was 0.5%. We define electric sales growth to be growth in kWh sales period over period excluding the estimated impact of weather. The primary drivers of electric sales growth are customer growth, customer usage and general economic conditions.

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

        Customer growth, which is the growth in the number of customers, contributes to the demand for gas. Our annual customer growth is calculated by comparing the number of customers at the end of a year to the number of customers at the end of the prior year. Our gas segment customer contraction for the year ended December 31, 2013 was 0.1%, which we believe was due to depressed economic conditions. We expect gas customer growth to be flat during the next several years. We define gas sales growth to be growth in mcf sales excluding the impact of weather. The primary drivers of gas sales growth are customer growth and general economic conditions.

        The primary driver of our gas operating expense in any period is the price of natural gas. However, because gas purchase costs for our gas utility operations are normally recovered from our customers, any change in gas prices does not have a corresponding impact on income unless such costs are deemed imprudent or cause customers to reduce usage.

Earnings

        For the year ended December 31, 2013, basic and diluted earnings per weighted average share of common stock were $1.48 on $63.4 million of net income compared to $1.32 on $55.7 million of net income for the year ended December 31, 2012. Increased electric gross margins (defined as electric revenues less fuel and purchased power costs) positively impacted net income for 2013 as compared to 2012, reflecting an increase in electric revenues of approximately $25.7 million, mainly due to increased electric rates for our Missouri customers effective April 1, 2013. Improved electric customer counts, favorable winter weather and increased AFUDC due to higher levels of construction activity during 2013 also positively impacted results. Increased regulatory operating expense and depreciation and amortization expense negatively impacted 2013 results.

        The table below sets forth a reconciliation of basic and diluted earnings per share between 2012 and 2013, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income, including segment revenues and operating expenses, on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the period.

        We believe this presentation is useful to investors because the statement of income does not readily show the EPS impact of the various components, including the effect of new stock issuances. This could limit the readers' understanding of the reasons for the EPS change from the previous year's EPS. This information is useful to management, and we believe this information is useful to investors, to better understand the reasons for the fluctuation in EPS between the prior and current years on a per share basis.

        In addition, although a non-GAAP presentation, we believe the presentation of gross margin (in the table below and elsewhere in this report) is useful to investors and others in understanding and analyzing changes in our electric operating performance from one period to the next, and have included the analysis as a complement to the financial information we provide in accordance with GAAP. This reconciliation and margin information may not be comparable to other companies' presentations or more useful than the GAAP presentation included in the statements of income or elsewhere in this report. We also note that this presentation does not purport to be an alternative to earnings per share determined in accordance with GAAP as a measure of operating performance or any other measure of financial performance presented in accordance with GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Earnings Per Share — 2012	$1.32
Revenues
Electric segment	0.38
Gas segment	0.15
Other segment	0.02

Total Revenue	0.55
Electric fuel and purchased power	0.05
Cost of natural gas sold and transported	(0.11)

Gross Margin	0.49
Operating — electric segment	(0.15)
Operating — gas segment	(0.01)
Operating — other segment	(0.01)
Maintenance and repairs	(0.01)
Depreciation and amortization	(0.13)
Loss on plant disallowance	(0.03)
Other taxes	(0.05)
AFUDC	0.06
Change in effective income tax rates	0.02
Other income and deductions	(0.02)

Earnings Per Share — 2013	$1.48

Fourth Quarter Results

        Earnings for the fourth quarter of 2013 were $15.2 million, or $0.35 per share, as compared to $9.6 million, or $0.23 per share, in the fourth quarter of 2012. Electric segment gross margins increased during the quarter ending December 31, 2013 compared to the 2012 quarter, reflecting the impact of colder weather experienced during the fourth quarter of 2013 as compared to the same period in 2012 and the April 2013 Missouri electric rate increase, partially offset by increased electric operating and maintenance expenses.

2013 Activities

Regulatory Matters

        On December 3, 2013, we filed a request with the Arkansas Public Service Commission for changes in rates for our Arkansas electric customers. We are seeking an annual increase in total revenue of approximately $2.2 million, or approximately 18%. The rate increase was requested to recover costs incurred to ensure continued reliable service for our customers, including capital investments, operating systems replacement costs and ongoing increases in other operation and maintenance expenses and capital costs.

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

        On May 18, 2012, we filed a request with the Federal Energy Regulatory Commission (FERC) to implement a cost-based transmission formula rate (TFR). On June 13, 2013, we, the Kansas Corporation Commission and the cities of Monett, Mt. Vernon and Lockwood, Missouri and Chetopa, Kansas, filed a unanimous Settlement Agreement (Agreement) with the FERC. The Agreement includes a TFR that establishes an ROE of 10.0%. The FERC conditionally approved the Agreement on November 18, 2013, and we made a compliance filing with the FERC on December 18, 2013 in connection with this conditional approval. Final FERC action on our compliance filing is pending.

        For additional information on all these cases, see Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for information regarding regulatory matters.

Integrated Resource Plan

        We filed our Integrated Resource Plan (IRP) with the MPSC on July 1, 2013. The IRP analysis of future loads and resources is normally conducted once every three years. Our IRP supports our Compliance Plan discussed in Note 11 of "Notes to Consolidated Financial Statements" under Item 8.

        As part of our IRP, we agreed to introduce additional demand-side management programs to help our customers use energy more efficiently. On October 30, 2013 we filed a request with the MPSC to implement a portfolio of demand-side management programs under the Missouri Energy Efficiency Investment Act (MEEIA). The request, subject to regulatory approval, would implement new energy efficiency programs for customers in 2014. The request also includes a Demand-Side Program Investment Mechanism (DSIM) that would be added to monthly customer bills if approved by the MPSC. The DSIM charge is designed to offset the financial costs associated with the programs. On January 14, 2014, the MPSC granted a motion to suspend the procedural schedule to allow the parties to the case more time to hold additional technical conferences and perform additional financial analysis on our proposed demand-side management portfolio.

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

        For additional information, see Note 6 of "Notes to Consolidated Financial Statements" under Item 8.

RESULTS OF OPERATIONS

        The following discussion analyzes significant changes in the results of operations for the years 2013, 2012 and 2011.

        The following table represents our results of operations by operating segment for the applicable years ended December 31 (in millions):

	2013	2012	2011
Electric	$58.6	$52.6	$50.6
Gas	2.3	1.3	2.7
Other	2.5	1.8	1.6

Net income	$63.4	$55.7	$54.9

Electric Segment

Overview

        Our electric segment income for 2013 was $58.6 million as compared to $52.6 million and $50.6 million for 2012 and 2011, respectively.

        Electric operating revenues comprised approximately 89.9% of our total operating revenues during 2013. Electric operating revenues for 2013, 2012, and 2011 were comprised of the following:

	2013	2012	2011
Residential	42.6%	42.2%	42.4%
Commercial	30.4	31.2	30.1
Industrial	15.1	15.5	15.1
Wholesale on-system	3.7	3.6	3.7
Wholesale off-system	2.9	3.1	4.5
Miscellaneous sources*	2.8	2.7	2.6
Other electric revenues	2.5	1.7	1.6

*
Primarily other public authorities

 Gross Margin

        The table below represents our electric gross margins for the years ended December 31 (in millions).

	2013	2012	2011
Electric segment revenues	$536.4	$510.7	$524.3
Fuel and purchased power	175.4	178.9	200.3

Electric segment gross margins	$361.0	$331.8	$324.0

Margin as % of total electric segment revenues	67.3%	65.0%	61.8%

        As shown in the table above, electric segment gross margin, defined as electric revenues less fuel and purchased power costs, increased approximately $29.2 million during 2013 as compared to 2012. Increased electric rates for our Missouri customers, an increase in average electric customer counts and colder weather in the first and fourth quarters of 2013 positively impacted revenues and gross margin during 2013. These increases were partially offset by a change in our unbilled revenue estimate in the third quarter of 2012.

        The electric gross margin increased approximately $7.8 million during 2012 as compared to 2011. Decreased sales demand, resulting from mild winter weather in the first quarter of 2012 and less favorable weather in the third quarter of 2012 as compared to the same period in 2011, negatively impacted revenues and margins. This negative impact was partially offset by a full year of electric customer rate increases for our Missouri customers and improving electric customer counts as customers continued to return to the system following the May 2011 tornado. The change in our unbilled revenue estimate in the third quarter of 2012 also positively impacted gross margin. Decreases in non-volume fuel expenses also increased margin by approximately $4.3 million over 2011.

Sales and Revenues

        The amounts and percentage changes from the prior periods in kilowatt-hour ("kWh") sales by major customer class for on-system and off-system sales were as follows:

	kWh Sales (in millions)
Customer Class	2013	2012	% Change(1)	2012	2011	% Change(1)
Residential	1,936.6	1,850.8	4.6%	1,850.8	1,982.7	(6.7)%
Commercial	1,541.7	1,558.3	(1.1)	1,558.3	1,576.3	(1.1)
Industrial	1,015.5	1,028.4	(1.3)	1,028.4	1,022.8	0.6
Wholesale on-system	343.1	353.1	(2.8)	353.1	364.9	(3.2)
Other(2)	129.4	124.2	4.2	124.2	128.7	(3.5)

Total on-system sales	4,966.3	4,914.8	1.0	4,914.8	5,075.4	(3.2)
Off-system	654.0	704.0	(7.1)	704.0	740.0	(4.9)

Total KWh Sales	5,620.3	5,618.8	0.0	5,618.8	5,815.4	(3.4)

(1)
Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2)
Other kWh sales include street lighting, other public authorities and interdepartmental usage.

        KWh sales for our on-system customers increased slightly during 2013 as compared to 2012 primarily due to increased demand due to colder temperatures in the first and fourth quarters of 2013 as compared to the same periods in 2012. Residential kWh sales, the most weather sensitive class, increased 4.6% primarily due to these weather impacts and an increase in the average residential customer count.

Commercial sales decreased 1.1% primarily due to a net unbilled sales adjustment recorded in 2012. Industrial sales decreased 1.3% during 2013 as compared to 2012 due to operating reductions by several large industrial customers. On-system wholesale kWh sales decreased during 2013 as compared to 2012 reflecting the closure of a large dairy facility in Monett, Missouri. Total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) for 2013 were 31.7% more than 2012 and 5.0% more than the 30-year average. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for 2013 were 19.7% less than 2012 although they were 2.1% more than the 30-year average. The weather was unseasonably hot in June and July of 2012.

        KWh sales for our on-system customers decreased approximately 3.2% during 2012 as compared to 2011 primarily due to decreased demand due to milder winter temperatures in 2012 as compared to 2011 and a trend toward more efficient utilization of electric power by our customers. Residential and commercial kWh sales decreased primarily due to these weather impacts and efficient utilization of electric power. Industrial sales increased slightly during 2012 as compared to 2011. On-system wholesale kWh sales decreased during 2012 as compared to 2011 reflecting the milder weather in 2012.

        The amounts and percentage changes from the prior period's electric segment operating revenues by major customer class for on-system and off-system sales were as follows:

	Electric Segment Operating Revenues ($ in millions)
Customer Class	2013	2012	% Change(1)	2012	2011	% Change(1)
Residential	$227.7	$214.5	6.1%	$214.5	$221.7	(3.2)%
Commercial	162.4	158.8	2.3	158.8	157.4	0.9
Industrial	80.5	78.8	2.2	78.8	78.9	(0.2)
Wholesale on-system	20.0	18.6	8.0	18.6	19.1	(3.1)
Other(2)	15.0	14.0	7.0	14.0	13.9	0.7

Total on-system revenues	505.6	484.7	4.3	484.7	491.0	(1.3)
Off-system	15.5	15.7	(1.3)	15.7	23.3	(32.6)

Total revenues from KWh sales	521.1	500.4	4.1	500.4	514.3	(2.7)
Miscellaneous revenues(3)	13.2	8.5	55.2	8.5	8.2	4.0

Total electric operating revenues	$534.3	$508.9	5.0	$508.9	$522.5	(2.6)
Water revenues	2.1	1.8	19.2	1.8	1.8	1.2

Total Electric Segment Operating Revenues	$536.4	$510.7	5.0	$510.7	$524.3	(2.6)

(1)
Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2)
Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3)
Miscellaneous revenues include transmission service revenues, late payment fees, renewable energy credit sales, rent, etc.

        Revenues for our on-system customers increased approximately $20.9 million (4.3%) during 2013 as compared to 2012. Rate changes, primarily the April 2013 Missouri rate increase, contributed an estimated $24.6 million to revenues. Weather and other related factors increased revenues an estimated $3.1 million in 2013 as compared to 2012. Improved customer counts increased revenues an estimated $2.7 million. These revenue increases were partially offset by a $6.1 million decrease in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during 2013 as compared to 2012. The change in our unbilled revenue estimate recorded in the third quarter of 2012, as mentioned below, negatively impacted revenues as compared to 2012, making up the remainder of the change.

        Revenues for our on-system customers decreased approximately $6.4 million (1.3%) during 2012 as compared to 2011. Weather and other related factors decreased revenues an estimated $25.6 million in 2012 as compared to 2011, primarily due to mild weather in the first quarter of 2012 and less favorable weather in the third quarter of 2012 as compared to the same period in 2011. Rate changes, primarily the June 2011 Missouri rate increase, the March 2011 Oklahoma rate increase, the January 2012 Kansas rate increase and the April 2011 Arkansas rate increase, contributed an estimated $12.0 million to revenues. Improved customer counts increased revenues an estimated $4.2 million. Additionally, a $3.4 million period over period change in our estimate of unbilled revenues during the third quarter of 2012 contributed $3.0 million to revenues.

        On-system revenues increased in all classes during 2013 primarily due to the April 2013 Missouri rate increase.

        Residential revenues decreased during 2012 due to the milder weather and efficient utilization of electric power. Commercial revenues increased primarily due to the Missouri, Kansas, Oklahoma and Arkansas rate increases. Industrial revenues decreased slightly.

Off-System Electric Transactions

        In addition to sales to our own customers, we also sell power to other utilities as available, including through the Southwest Power Pool (SPP) energy imbalance services (EIS) market. See "— Markets and Transmission" below. The majority of our off-system sales margins are included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and our transmission rider in our Arkansas jurisdiction and generally adjust the fuel and purchased power expense. As a result, nearly all of the off-system sales margin flows back to our on-system customers and has little effect on net income.

        Off-system sales and revenues decreased during 2013 as compared to 2012 mainly due to low third quarter demand in the SPP market.

        Off-system sales and revenues decreased during 2012 as compared to 2011 primarily due to the milder weather in 2012 as compared to 2011, as well as lower gas and purchased power prices.

Miscellaneous Revenues

        Our miscellaneous revenues increased approximately $4.7 million during 2013 as compared to 2012 and approximately $0.3 million in 2012 as compared to 2011, primarily due to increased Southwest Power Pool (SPP) transmission revenues. These miscellaneous revenues are comprised mainly of transmission revenues, late payment fees and renewable energy credit sales.

 Operating Revenue Deductions — Fuel and Purchased Power

        The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for 2013, 2012 and 2011.

(in millions)	2013	2012	2011
Actual fuel and purchased power expenditures	$182.1	$173.6	$196.5
Missouri fuel adjustment recovery(1)	(2.7)	3.4	7.3
Missouri fuel adjustment deferral(2)	(0.6)	5.3	(2.7)
Kansas and Oklahoma regulatory adjustments(2)	(0.3)	1.0	(0.6)
SWPA amortization(3)	(2.8)	(2.8)	(1.5)
Unrealized (gain)/loss on derivatives	(0.3)	(1.6)	1.3

Total fuel and purchased power expense per income statement	$175.4	$178.9	$200.3

(1)
A positive amount indicates costs recovered from customers from under recovery in prior deferral periods. A negative amount indicates costs refunded to customers from over recovery in prior deferral periods.

(2)
A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

(3)
Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Operating Revenue Deductions — Other Than Fuel and Purchased Power

        The table below shows regulated operating expense increases/(decreases) during 2013 as compared to 2012 and during 2012 as compared to 2011.

(in millions)	2013 vs. 2012	2012 vs. 2011
Transmission and distribution expense(1)	$4.8	$1.7
General labor expense	2.0	0.4
Regulatory reversal of gain on prior period sale of assets(2)	1.2	0.0
Customer accounts expense	0.9	(0.5)
Steam power other operating expense	0.6	2.0
Regulatory commission expense	0.5	(0.5)
Other power supply expense	0.7	0.1
Employee pension expense	0.5	1.4
Employee health care expense	0.2	2.4
Property insurance	0.5	0.6
Customer assistance expense	0.4	0.0
Injuries and damages expense	0.0	(0.7)
Professional services	(0.5)	2.1
Banking fees	(0.7)	(0.6)
Other miscellaneous accounts (netted)	0.0	0.4

TOTAL	$11.1	$8.8

(1)
Mainly due to increased SPP transmission charges.

(2)
Regulatory reversal of a prior period gain on the sale of our Asbury unit train as part of our 2013 rate case Agreement with the MPSC.

        The table below shows maintenance and repairs expense increases/(decreases) during 2013 as compared to 2012 and during 2012 as compared to 2011.

(in millions)	2013 vs. 2012	2012 vs. 2011
Distribution maintenance expense	$0.4	$(1.1)
Transmission maintenance expense	0.7	(0.3)
Maintenance and repairs expense at the Asbury plant	(0.9)	0.9
Maintenance and repairs expense to SLCC	(1.1)	0.6
Maintenance and repairs expense at the State Line plant	0.5	(0.2)
Maintenance and repairs expense at the Iatan plant	0.4	(0.8)
Maintenance and repairs expense at the Plum Point plant	0.4	(0.1)
Maintenance and repairs expense at the Riverton plant — steam	(0.2)	(0.1)
Maintenance and repairs expense at the Riverton plant — gas	(0.5)	0.5
Iatan deferred maintenance expense	0.5	(0.1)
Other miscellaneous accounts (netted)	0.2	0.1

TOTAL	$0.4	$(0.6)

        Depreciation and amortization expense increased approximately $8.3 million (15.1%) during 2013 as compared to 2012, primarily due to increased depreciation rates resulting from our recent Missouri rate case settlement and increased plant in service.

        Depreciation and amortization expense decreased approximately $2.9 million (5.0%) during 2012 as compared to 2011. This reflects a decrease in regulatory amortization expense of $6.6 million during 2012 due to the termination of construction accounting as of June 15, 2011, the effective date of rates for our 2010 Missouri rate case, offset by increased plant in service.

        Other taxes increased approximately $3.3 million in 2013 and $0.9 million in 2012 due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

        The following table details our natural gas sales for the years ended December 31:

	Total Gas Delivered to Customers
(bcf sales)	2013	2012	% Change	2012	2011	% Change
Residential	2.74	2.01	36.4%	2.01	2.56	(21.4)%
Commercial	1.35	1.05	28.5	1.05	1.27	(17.2)
Industrial	0.07	0.06	23.9	0.06	0.10	(42.9)
Other(1)	0.04	0.02	44.8	0.02	0.03	(29.5)

Total retail sales	4.20	3.14	33.6	3.14	3.96	(20.7)
Transportation sales(1)	4.53	4.25	6.6	4.25	4.53	(6.2)

Total gas operating sales	8.73	7.39	18.1	7.39	8.49	(13.0)

(1)
Other includes other public authorities and interdepartmental usage.

        The following table details our natural gas revenues for the years ended December 31:

	Operating Revenues and Cost of Gas Sold
($ in millions)	2013	2012	% Change	2012	2011	% Change
Residential	$31.6	$24.7	27.6%	$24.7	$29.0	(14.7)%
Commercial	13.7	10.8	26.6	10.8	12.5	(13.7)
Industrial	0.5	0.5	11.0	0.5	0.7	(31.9)
Other(1)	0.3	0.3	38.7	0.3	0.3	(23.9)

Total retail revenues	$46.1	$36.3	27.1	$36.3	$42.5	(14.7)
Other revenues	0.4	0.3	7.5	0.3	0.4	(13.4)
Transportation revenues(1)	3.5	3.2	10.0	3.2	3.5	(7.5)

Total gas operating revenues	$50.0	$39.8	25.6	$39.8	$46.4	(14.2)
Cost of gas sold	25.8	18.6	38.4	18.6	22.8	(18.1)

Gas segment gross margins	$24.2	$21.2	14.3	$21.2	$23.6	(10.4)

(1)
Other includes other public authorities and interdepartmental usage.

        Gas retail sales and revenues increased during 2013 as compared to 2012 reflecting colder weather in 2013 as compared to 2012. Heating degree days were 38.1% higher in 2013 than 2012 and 8.3% higher than the 30-year average. Sales increased in all classes during 2013, reflecting the colder weather. As a result, our gas gross margin (defined as gas operating revenues less cost of gas in rates) for 2013 increased $3.0 million compared to 2012.

        Gas retail sales and revenues decreased during 2012 as compared to 2011 reflecting mild weather in 2012 and customer contraction of 0.2%. Heating degree days were 22.9% lower in 2012 than 2011 and 23.2% lower than the 30-year average. Residential and commercial sales decreased during 2012 due to the mild weather and customer contraction. Industrial sales decreased 42.9% during 2012 reflecting the transfer of customers from industrial sales to transportation during the first quarter of 2012. As a result, our gas gross margin for 2012 decreased $2.4 million compared to 2011.

        We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of December 31, 2013, we had unrecovered purchased gas costs of $1.0 million recorded as a current regulatory asset and $1.2 million recorded as a non-current regulatory liability as compared to unrecovered purchased gas costs of $1.7 million recorded as a current regulatory asset and $0.2 million recorded as a non-current regulatory liability as of December 31, 2012.

Operating Revenue Deductions

        The table below shows regulated operating expense increases/(decreases) for the years ended December 31:

(in millions)	2013 vs. 2012	2012 vs. 2011
Distribution operation expense	$0.2	$0.1
Transmission operation expense	(0.1)	0.0
Customer accounts expense(1)	0.3	0.0
Miscellaneous	0.1	0.0

TOTAL	$0.5	$0.1

(1)
Primarily uncollectible accounts.

        Depreciation and amortization expense increased approximately $0.1 million (3.1%) during 2013 and increased approximately $0.1 million (3.0%) during 2012.

        Our gas segment had net income of $2.3 million in 2013 as compared to $1.3 million in 2012 and $2.7 million in 2011.

Consolidated Company

Income Taxes

        The following table shows our consolidated provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable years ended December 31:

	2013	2012	2011
Consolidated provision for income taxes	$37.5	$34.2	$34.3
Consolidated effective federal and state income tax rates	37.1%	38.0%	38.4%

        The effective tax rate for 2013 is lower than 2012 and 2011 primarily due to higher equity AFUDC income in 2013 compared with 2012 and 2011.

        See Note 9 of "Notes to Consolidated Financial Statements" under Item 8 for information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

        The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended December 31. AFUDC increased in 2013 as compared to 2012 and 2011 reflecting the environmental retrofit project at our Asbury plant. See Note 1 of "Notes to Consolidated Financial Statements" under Item 8.

($ in millions)	2013	2012	2011
Allowance for equity funds used during construction	$3.8	$1.1	$0.3
Allowance for borrowed funds used during construction	2.1	0.8	0.2

Total AFUDC	$5.9	$1.9	$0.5

        Total interest charges on long-term and short-term debt for 2013, 2012 and 2011 are shown below. The change in long-term debt interest for 2013 reflects the issuance, on May 30, 2013, of $30.0 million of 3.73% First Mortgage Bonds due May 30, 2033 and $120.0 million of 4.32% First Mortgage Bonds due May 30, 2043. We used a portion of the proceeds from the sale of these bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013.

        The change in long-term debt interest for 2012 compared to 2011 reflects the redemption on April 1, 2012 of all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024 and the redemption of all $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013. These bonds were replaced by an issuance of $88.0 million aggregate principal amount of 3.58% First Mortgage

Bonds due April 2, 2027. The first settlement of $38.0 million occurred on April 2, 2012 and the second settlement of $50.0 million occurred on June 1, 2012.

	Interest Charges ($ in millions)
	2013	2012	Change	2012	2011	Change
Long-term debt interest	$40.3	$40.2	0.4%	$40.2	$42.6	(5.6)%
Short-term debt interest	0.1	0.2	(68.2)	0.2	0.1	>100.0
Other interest*	1.1	1.1	(2.1)	1.1	(1.2)	>(100.0)

Total interest charges	$41.5	$41.5	0.0	$41.5	$41.5	(0.1)

*
Includes deferred Iatan 1and Iatan 2 carrying charges to reflect construction accounting in accordance with our agreement with the MPSC. Deferral ended when the plants were placed in rates. The Iatan 1 environmental upgrade was placed in rates in September 2010. Iatan 2 was placed in rates June 15, 2011. See Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for information regarding carrying charges.

RATE MATTERS

        We routinely assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

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

        The following table sets forth information regarding electric and water rate increases since January 1, 2011:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri — Electric	July 6, 2012	$27,500,000	6.78%	April 1, 2013
Missouri — Water	May 21, 2012	$450,000	25.5%	November 23, 2012
Missouri — Electric	September 28, 2010	$18,700,000	4.70%	June 15, 2011
Kansas — Electric	June 17, 2011	$1,250,000	5.20%	January 1, 2012
Oklahoma — Electric	June 30, 2011	$240,000	1.66%	January 4, 2012
Oklahoma — Electric	January 28, 2011	$1,063,100	9.32%	March 1, 2011
Arkansas — Electric	August 19, 2010	$2,104,321	19.00%	April 13, 2011

        See Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for additional information regarding rate matters.

 MARKETS AND TRANSMISSION

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

        Day Ahead Market:    The SPP RTO expects to implement a Day-Ahead Market, or Integrated Marketplace, with unit commitment and co-optimized ancillary services market, in March 2014. As part of the Integrated Marketplace, the SPP RTO will create, prior to implementation of such market, a single NERC approved balancing authority to take over balancing authority responsibilities for its members, including Empire, which is expected to provide operational and economic benefits for our customers. The SPP Integrated Marketplace will function as a centralized dispatch, where we and other members will submit offers to sell power and bids to purchase power. The SPP will match offers and bids to supply our and other members' next day generation needs. It is expected that 90% — 95% of all next day generation needed throughout the SPP territory will be cleared through this Integrated Marketplace. This change could impact our fuel costs, however, the net financial effect of these Integrated Marketplace transactions will be processed through our fuel adjustment mechanisms. Information concerning recent and pending SPP RTO and other FERC activities can be found under Note 3 of "Notes to Consolidated Financial Statements" under Item 8.

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

        Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide approximately 45% of the funds required in 2014 for our budgeted capital expenditures (as discussed in "Capital Requirements and Investing Activities" below). We believe the amounts available to us under our credit facilities and the issuance of debt and equity securities, together with the cash provided by operating activities, will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

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

 Summary of Cash Flows

	Fiscal Year
(in millions)	2013	2012	2011
Cash provided by/(used in):
Operating activities	$157.5	$159.1	$134.6
Investing activities	(153.3)	(136.9)	(105.1)
Financing activities	(4.1)	(24.2)	(34.6)

Net change in cash and cash equivalents	$0.1	$(2.0)	$(5.1)

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

        2013 compared to 2012.    In 2013, our net cash flows provided from operating activities remained relatively the same, decreasing only $1.6 million or 1.0% from 2012. This decrease was primarily a result of:

  •
  Increase in net income — $7.8 million.

  •
  Non-cash loss on regulatory plant disallowance as a result of our 2013 Missouri electric rate case — $2.4 million.

  •
  Regulatory reversal of a prior period gain on the sale of assets as a result of our 2013 Missouri electric rate case — $1.2 million.

  •
  Working capital changes for accounts receivable, accounts payable and other current assets and liabilities — $7.2 million.

  •
  Pension contributions increased $5.1 million, partially offset by changes in pension expense accruals of $1.5 million — $(3.6) million net.

  •
  Tax timing differences mostly related to depreciation and amortizations — $(3.6) million.

  •
  Increase in equity AFUDC mostly attributable to higher construction work in progress balances — $(2.7) million.

  •
  Changes in non-cash loss on derivatives — $(4.2) million.

  •
  Long-term regulatory fuel adjustment deferrals — $(5.9) million.

  •
  Deferred revenues — $(1.4) million.

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

Capital Requirements and Investing Activities

        Our net cash flows used in investing activities increased $16.4 million from 2012 to 2013. The increase was primarily the result of an increase in electric plant additions and replacements, mainly due to the environmental retrofit in progress at our Asbury plant.

        Our net cash flows used in investing activities increased $31.8 million from 2011 to 2012, primarily due to an increase in electric plant additions and replacements resulting from the environmental retrofit in progress at our Asbury plant.

        Our capital expenditures totaled approximately $160.2 million, $146.3 million, and $101.1 million in 2013, 2012 and 2011, respectively.

        A breakdown of these capital expenditures for 2013, 2012 and 2011 is as follows:

	Capital Expenditures
(in millions)	2013	2012	2011
Distribution and transmission system additions	$58.5	$63.3	$46.5
Additions and replacements — electric plant	61.8	46.9	13.4
New generation — Iatan 2	0.0	0.0	4.5
New generation — Riverton 12 combined cycle	13.2	0.6	0.0
Storms	1.0	5.0	15.9
Transportation	4.5	3.7	3.9
Gas segment additions and replacements	4.1	3.3	3.9
Other (including retirements and salvage — net)(1)	14.7	20.7	9.2

Subtotal	$157.8	$143.5	$97.3
Non-regulated capital expenditures (primarily fiber optics)	2.4	2.8	3.8

Subtotal capital expenditures incurred(2)	$160.2	$146.3	$101.1

Adjusted for capital expenditures payable(3)	(5.4)	(9.3)	1.4

Total cash outlay	$154.8	$137.0	$102.5

(1)
Other includes equity AFUDC of $(3.9) million, $(1.1) million and $(0.3) million for 2013, 2012 and 2011, respectively. Also included are insurance proceeds of $(7.8) million for 2013.

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

        Approximately 74%, 85% and 100% of our cash requirements for capital expenditures for 2013, 2012 and 2011, respectively, were satisfied from internally generated funds (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

        Our estimated capital expenditures (excluding AFUDC) for 2014, 2015 and 2016 are detailed below. See Item 1, "Business — Construction Program." We anticipate that we will spend the following amounts over the next three years for the following projects:

Project	2014	2015	2016	Total
Asbury environmental upgrades	$24.2	$12.4	$—	$36.6
Riverton Unit 12 combined cycle conversion	79.9	62.5	16.1	158.5
Electric distribution system additions	36.9	39.9	36.6	113.4
Electric transmission facilities	25.9	29.3	27.5	82.7
Other	46.8	31.8	29.9	108.5

Total	$213.7	$175.9	$110.1	$499.7

        Our estimated total capital expenditures (excluding AFUDC) for 2017 and 2018 are $99.2 million and $95.9 million, respectively.

        We estimate that internally generated funds will provide approximately 45% of the funds required in 2014 for our budgeted capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. If additional financing is needed, we intend to utilize a combination of debt and equity securities. The estimates herein may be changed because of changes we make in our construction program, unforeseen construction costs, our ability to obtain financing, regulation and for other reasons. See further discussion under "Financing Activities" below.

Financing Activities

2013 compared to 2012.

        Our net cash flows used in financing activities was $4.1 million in 2013, a decrease of $20.1 million as compared to 2012, primarily due to the following:

  •
  Issuance of $150.0 million of first mortgage bonds offset by repayment of $98.0 million of senior notes in 2013 compared to no cash impact from $88.0 million in bond refinancing in 2012.

  •
  Repayment of $20.0 million in short-term debt in 2013 as compared to borrowing $12.0 million in 2012, which resulted in an $8.0 million net use of cash when comparing 2013 to 2012.

2012 compared to 2011.

        Our net cash flows used in financing activities was $24.2 million in 2012, a decrease of $10.4 million as compared to 2011, primarily due to the following:

  •
  Cash used to pay dividends was $42.3 million, an increase in use of cash of $(15.5) million.

  •
  Borrowings of $12.0 million in short-term debt in 2012 as compared to repaying $12.0 million in 2011, which provided $24.0 million of cash when comparing 2012 to 2011.

  •
  Proceeds from the issuance of common stock, primarily from the dividend reinvestment plan, increased $2.2 million.

  •
  Refinancings of $88.0 million of bonds in 2012, which had almost no impact on cash flow.

Shelf Registration.

        On December 13, 2013, we filed a $200.0 million shelf registration statement on Form S-3 with the SEC covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. This shelf registration statement will be effective for a three-year period beginning with the date of filing. We plan to use the proceeds under this shelf to fund capital expenditures, refinance existing debt or general corporate needs during the effective period. The issuance of securities under this shelf is subject to the receipt of state regulatory approvals. We have filed applications for such approvals in all four state jurisdictions in our electric service territory.

Credit Agreements.

        On January 17, 2012, we entered into the Third Amended and Restated Unsecured Credit Agreement which amended and restated our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010. This agreement extended the termination date of the revolving credit facility from January 26, 2013 to January 17, 2017. The agreement also removed the letter of credit facility and includes a swingline loan facility with a $15 million swingline loan sublimit. The aggregate amount of the revolving credit commitments remains $150 million, inclusive of the $15 million swingline loan sublimit. There were no outstanding borrowings under this agreement at December 31, 2013. However $4.0 million was used to back up our outstanding commercial paper. See Note 7 of "Notes to Consolidated Financial Statements" under Item 8 for additional information regarding this amendment and our unsecured line of credit.

EDE Mortgage Indenture.

        The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the year ended December 31, 2013 would permit us to issue approximately $599.1 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 2013, we had retired bonds and net property additions which would enable the issuance of at least $856.7 million principal amount of bonds if the annual interest requirements are met. However, based on the $1 billion limit on the principal amount of first mortgage bonds outstanding set forth by the EDE mortgage, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $417 million of new first mortgage bonds. As of December 31, 2013, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture.

        The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of December 31, 2013, this test would allow us to issue approximately $15.8 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

        Corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody's	Standard & Poor's
Corporate Credit Rating	n/r*	Baa1	BBB
EDE First Mortgage Bonds	BBB+	A2	A-
Senior Notes	BBB	Baa1	BBB
Commercial Paper	F3	P-2	A-2
Outlook	Stable	Stable	Stable

*
Not rated.

        On January 30, 2014, Moody's upgraded our corporate credit rating to Baa1 from Baa2, senior secured debt to A2 from A3, senior unsecured debt to Baa1 from Baa2 and affirmed our commercial paper rating at P-2. Moody's outlook for Empire is stable. On March 6, 2013, Standard & Poor's upgraded our corporate credit rating to BBB from BBB-, senior secured debt to A- from BBB+, senior unsecured debt to BBB from BBB- and our commercial paper rating to A-2 from A-3. Standard & Poor's outlook for Empire is stable. On March 24, 2011, Fitch revised our commercial paper rating from F2 to F3 and reaffirmed our other ratings. The rating action was not based on a specific action or event on our part, but reflected their traditional linkage of long-term and short-term Issuer Default Ratings. On May 24, 2013, Fitch reaffirmed our ratings.

        A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

        Set forth below is information summarizing our contractual obligations as of December 31, 2013. Other pension and postretirement benefit plans are funded on an ongoing basis to match their corresponding costs, per regulatory requirements, and have been estimated for 2014 – 2018 as noted below.

	Payments Due By Period (in millions)
Contractual Obligations(1)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt (w/o discount)	$740.0	$—	$25.0	$90.0	$625.0
Interest on long-term debt	666.1	39.2	78.2	70.9	477.8
Short-term debt	4.0	4.0	—	—	—
Capital lease obligations	6.4	0.6	1.1	1.1	3.6
Operating lease obligations(2)	4.0	0.8	1.4	1.3	0.5
Electric purchase obligations(3)	469.8	49.2	66.7	59.5	294.4
Gas purchase obligations(4)	91.5	11.3	17.8	17.8	44.6
Open purchase orders	188.7	31.7	157.0	—	—
Postretirement benefit obligation funding	11.7	2.2	4.2	5.3	—
Pension benefit funding	48.9	12.0	21.0	15.9	—
Other long-term liabilities(5)	3.1	0.1	0.3	0.3	2.4

TOTAL CONTRACTUAL OBLIGATIONS	$2,234.2	$151.1	$372.7	$262.1	$1,448.3

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

(3)
Includes a water usage contract for our SLCC facility, fuel and purchased power contracts and associated transportation costs, as well as purchased power for 2014 through 2039 for Plum Point.

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

        The following table shows our diluted earnings per share, dividends paid per share, total dividends paid and retained earnings balance for the years ended December 31, 2013, 2012 and 2011:

(in millions, except per share amounts)	2013	2012	2011
Diluted earnings per share	$1.48	$1.32	$1.31
Dividends paid per share(1)	$1.005	$1.00	$0.64
Total dividends paid	$43.0	$42.3	$26.7
Retained earnings year-end balance	$67.6	$47.1	$33.7

(1)
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

        We have electric rate orders in Missouri, Kansas and Oklahoma that allow us to recover pension and OPEB costs consistent with our GAAP policy noted above. In accordance with the rate orders, we prospectively calculate the value of plan assets using a market related value method as allowed by the Accounting Standard Codification (ASC) guidance on defined benefit plans disclosure. In addition, our rate orders allow us to defer any pension and OPEB costs that are different from those allowed recovery in rate cases.

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

        As of December 31, 2013, we have recorded $177.1 million in regulatory assets and $137.7 million as regulatory liabilities. See Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for detailed information regarding our regulatory assets and liabilities.

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

        The MPSC established a base cost in rates for the recovery of fuel and purchased power expenses used to supply energy. The fuel adjustment clause permits the distribution to our Missouri customers of 95% of the changes in fuel and purchased power costs prudently incurred above or below the base cost. Off-system sales margins are also part of the recovery of fuel and purchased power costs. As a result, nearly all of the off-system sales margin flows back to the customer.

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

        Contingent Liabilities.    We are a party to various claims and legal proceedings arising in the ordinary course of our business, which are primarily related to workers' compensation and public liability. We regularly assess our insurance deductibles, analyze litigation information with our attorneys and evaluate our loss experience. Based on our evaluation as of the end of 2013, we believe that we have accrued liabilities in accordance with ASC accounting guidance sufficient to meet potential liabilities that could result from these claims. This liability at December 31, 2013 and 2012 was $4.0 million and $4.2 million, respectively.

        Risks and uncertainties affecting these assumptions include: changes in estimates on potential outcomes of litigation and potential litigation yet unidentified in which we might be named as a defendant.

        Goodwill.    As of December 31, 2013, the consolidated balance sheet included $39.5 million of goodwill. All of this goodwill was derived from our gas acquisition and recorded in our gas segment, which is also the reporting unit for goodwill testing purposes. Accounting guidance requires us to test goodwill for impairment on an annual basis or whenever events or circumstances indicate possible impairment. Absent an indication of fair value from a potential buyer or a similar specific transaction, a combination of the market and income approaches is used to estimate the fair value of goodwill.

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

        We also utilize a valuation technique under the income approach which estimates the discounted future cash flows of operations. Our procedures include developing a baseline test and performing sensitivity analysis to calculate a reasonable valuation range. The sensitivities are derived from altering those assumptions which are subjective in nature and inherent to a discounted cash flows calculation. Other qualitative factors and comparisons to industry peers are also used to further support the assumptions and ultimately the overall evaluation. A key qualitative assumption considered in our evaluation is the impact of regulation, including rate regulation and cost recovery for the gas reporting unit. Some of the key quantitative assumptions included in our tests involve: regulatory rate design and results; the discount rate; the growth rate; capital spending rates and terminal value calculations. If negative changes occurred to one or more key assumptions, an impairment charge could result. With the exception of the capital spending rate, the key assumptions noted are significantly determined by market factors and significant changes in market factors that impact the gas reporting unit would somewhat be mitigated by our current and future regulatory rate design to some extent. Other risks and uncertainties affecting these assumptions include: changes in business, industry, laws, technology and economic conditions. Actual results for the gas reporting unit indicate a slight decline in gas customer count and demand. A continued decline in customer count or demand coupled with an increase in the discount rate would have adverse impacts on the valuation and could result in an impairment charge in the future. Our forecasts anticipate flat customer counts over the next several years.

        We weight the results of the two approaches discussed above in order to estimate the fair value of the gas reporting unit. Our annual test performed as of October 2013 indicated the estimated fair market value of the gas reporting unit to be $10 – 14 million higher than its carrying value at that time. While we believe the assumptions utilized in our analysis were reasonable, adverse developments in future periods could negatively impact goodwill impairment considerations, which could adversely impact earnings. Specifically, the quantitative assumptions noted previously, such as an increase to the discount rate or decline in the terminal value calculation could lead to an impairment charge in the future.

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

        We engage in physical and financial trading activities with the goals of reducing risk from market fluctuations. In accordance with our established Energy Risk Management Policy, which typically includes entering into various derivative transactions, we attempt to mitigate our commodity market risk. Derivatives are utilized to manage our gas commodity market risk. We also acquire Transmission Congestion Rights (TCR) in an attempt to lessen the cost of power we will purchase from the SPP Integrated Market due to congestion costs. See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 for further information.

        Commodity Price Risk.    We are exposed to the impact of market fluctuations in the price and transportation costs of coal, natural gas, and electricity and employ established policies and procedures to manage the risks associated with these market fluctuations, including utilizing derivatives.

        We satisfied 65.8% of our 2013 generation fuel supply need through coal. Approximately 96% of our 2013 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2016. These contracts satisfy approximately 97% of our anticipated fuel requirements for 2014, 39% for 2015 and 19% for 2016 for our Asbury coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

        We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of December 31, 2013, 61%, or 6.2 million Dths's, of our anticipated volume of natural gas usage for our electric operations for 2014 is hedged. See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 for further information.

        Based on our expected natural gas purchases for our electric operations for 2014, if average natural gas prices should increase 10% more in 2014 than the price at December 31, 2013, our natural gas expenditures would increase by approximately $1.3 million based on our December 31, 2013 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

        We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of December 31, 2013, we have 0.9 million Dths in storage on the three pipelines that serve our customers. This represents 47% of our storage capacity. We have an additional 0.2 million Dths hedged through financial derivatives and physical contracts.

        See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 for further information.

        Credit Risk.    In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at December 31, 2013 and December 31, 2012. There were no margin deposit liabilities at these dates.

(in millions)	2013	2012
Margin deposit assets	$5.2	$4.2

        Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at December 31, 2013, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$0.5
Net unrealized mark-to-market losses for financial natural gas contracts	4.5

Net credit exposure	$5.0

        The $4.5 million net unrealized mark-to-market loss for financial natural gas contracts is comprised entirely of $4.5 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since we are below the $10 million mark-to-market collateral threshold in our agreements. As noted above, as of December 31, 2013, we have $5.2 million on deposit for NYMEX contract exposure to Empire, of which $4.5 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their December 31, 2013 levels, our collateral requirement would increase $8.9 million. If these prices increased 25%, our collateral requirement would decrease $3.4 million. Our other counterparties would not be required to post collateral with Empire.

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

        If market interest rates average 1% more in 2014 than in 2013, our interest expense would increase, and income before taxes would decrease by less than $0.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on our highest month-end commercial paper balance for 2013. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of the Empire District Electric Company:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of The Empire District Electric Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 21, 2014

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Balance Sheets

	December 31,
	2013	2012
	($-000's)
Assets
Plant and property, at original cost:
Electric and water	$2,219,605	$2,176,188
Natural gas	72,834	69,851
Other	39,902	37,983
Construction work in progress	152,330	56,347

	2,484,671	2,340,369
Accumulated depreciation and amortization	732,737	682,737

	1,751,934	1,657,632

Current assets:
Cash and cash equivalents	3,475	3,375
Restricted cash	2,872	4,357
Accounts receivable — trade, net of allowance of $1,025 and $1,388, respectively	50,137	38,874
Accrued unbilled revenues	26,694	23,254
Accounts receivable — other	13,101	13,277
Fuel, materials and supplies	48,811	61,870
Prepaid expenses and other	15,954	21,806
Unrealized gain in fair value of derivative contracts	2,469	96
Regulatory assets	7,743	6,377

	171,256	173,286

Noncurrent assets and deferred charges:
Regulatory assets	169,333	243,958
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,826	7,606
Unrealized gain in fair value of derivative contracts	41	191
Other	4,163	4,204

	221,855	295,451

Total assets	$2,145,045	$2,126,369

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Balance Sheets (Continued)

	December 31,
	2013	2012
	($-000's)
Capitalization and liabilities
Common stock, $1 par value, 100,000,000 shares authorized, 43,044,185 and 42,484,363 shares issued and outstanding, respectively	$43,044	$42,484
Capital in excess of par value	639,525	628,199
Retained earnings	67,554	47,115

Total common stockholders' equity	750,123	717,798

Long-term debt (net of current portion)
Obligations under capital lease	4,167	4,441
First mortgage bonds and secured debt	637,578	487,541
Unsecured debt	101,683	199,644

Total long-term debt	743,428	691,626

Total long-term debt and common stockholders' equity	1,493,551	1,409,424

Current liabilities:
Accounts payable and accrued liabilities	71,375	66,559
Current maturities of long-term debt	274	714
Short-term debt	4,000	24,000
Regulatory liabilities	5,681	6,303
Customer deposits	12,543	12,001
Interest accrued	6,352	5,902
Unrealized loss in fair value of derivative contracts	1,889	3,403
Taxes accrued	3,386	2,992
Other current liabilities	299	—

	105,799	121,874

Commitments and contingencies (Note 11)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	132,012	131,055
Deferred income taxes	324,266	301,967
Unamortized investment tax credits	18,431	18,897
Pension and other postretirement benefit obligations	51,405	120,808
Unrealized loss in fair value of derivative contracts	2,799	3,819
Other	16,782	18,525

	545,695	595,071

Total capitalization and liabilities	$2,145,045	$2,126,369

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(000's, except per share amounts)
Operating revenues:
Electric	$536,413	$510,653	$524,275
Gas	50,041	39,849	46,430
Other	7,876	6,595	6,165

	594,330	557,097	576,870

Operating revenue deductions:
Fuel and purchased power	175,406	178,896	200,256
Cost of natural gas sold and transported	25,795	18,633	22,760
Regulated operating expenses	105,333	94,371	85,442
Other operating expenses	3,142	2,730	2,098
Maintenance and repairs	40,873	40,444	41,041
Loss on plant disallowance	2,409	—	150
Depreciation and amortization	69,306	60,447	63,537
Provision for income taxes	37,465	34,096	34,071
Other taxes	34,938	31,259	30,581

	494,667	460,876	479,936

Operating income	99,663	96,221	96,934
Other income and (deductions):
Allowance for equity funds used during construction	3,853	1,147	294
Interest income	566	972	555
Provision for other income taxes	(27)	(63)	(227)
Other — non-operating expense, net	(1,218)	(1,910)	(1,283)

	3,174	146	(661)

Interest charges:
Long-term debt	40,354	40,192	42,581
Short-term debt	60	187	86
Allowance for borrowed funds used during construction	(2,087)	(781)	(218)
Other	1,065	1,088	(1,147)

	39,392	40,686	41,302

Net income	$63,445	$55,681	$54,971

Weighted average number of common shares outstanding — basic	42,781	42,257	41,852

Weighted average number of common shares outstanding — diluted	42,803	42,284	41,887

Total earnings per weighted average share of common stock — basic and diluted	$1.48	$1.32	$1.31

Dividends declared per share of common stock	$1.005	$1.000	$0.640

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Statements of Common Stockholders' Equity

	Common Stock	Capital in excess of Par	Retained earnings	Total
	($-000's)
Balance at December 31, 2010	$41,577	$610,579	$5,468	$657,624
Net income			54,971	54,971
Stock/stock units issued through:
Public offering
Stock purchase and reinvestment plans	401	7,725		8,126
Dividends declared			(26,732)	(26,732)

Balance at December 31, 2011	41,978	618,304	33,707	693,989
Net income			55,681	55,681
Stock/stock units issued through:
Public offering
Stock purchase and reinvestment plans	506	9,895		10,401
Dividends declared			(42,273)	(42,273)

Balance at December 31, 2012	42,484	628,199	47,115	717,798
Net income			63,445	63,445
Stock/stock units issued through:
Public offering
Stock purchase and reinvestment plans	560	11,326		11,886
Dividends declared			(43,006)	(43,006)

Balance at December 31, 2013	$43,044	$639,525	$67,554	$750,123

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	($-000's)
Operating activities:
Net income	$63,445	$55,681	$54,971
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	71,734	71,160	79,751
Pension and other postretirement benefit costs, net of contributions	(1,888)	1,689	(20,379)
Deferred income taxes and unamortized investment tax credit, net	28,272	31,899	45,051
Allowance for equity funds used during construction	(3,853)	(1,147)	(294)
Stock compensation expense	2,984	2,285	2,147
Loss on plant disallowance	2,409	—	—
Non-cash loss on derivatives	14	4,174	1,187
Regulatory reversal of gain on sale of assets	1,236	—	—
Other	—	(16)	381
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	(14,312)	(688)	10,342
Fuel, materials and supplies	10,891	369	(16,682)
Prepaid expenses, other current assets and deferred charges	689	(9,238)	(23,163)
Accounts payable and accrued liabilities	(880)	(1,297)	(318)
Asset retirement obligation	(734)	—	—
Interest, taxes accrued and customer deposits	1,386	875	(980)
Other liabilities and other deferred credits	(3,942)	3,360	3,172
Accumulated provision — rate refunds	—	—	(578)

Net cash provided by operating activities	157,451	159,106	134,608

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2013	2012	2011
	($-000's)
Investing activities:
Capital expenditures — regulated	$(152,524)	$(134,272)	$(99,162)
Capital expenditures and other investments — non-regulated	(2,259)	(2,670)	(3,375)
Restricted cash	1,485	(1)	(2,586)

Total net cash used in investing activities	(153,298)	(136,943)	(105,123)

Financing activities:
Proceeds from first mortgage bonds, net	150,000	88,000	—
Long-term debt issuance costs	(1,879)	(1,074)	—
Proceeds from issuance of common stock, net of issuance costs	9,546	8,114	5,884
Repayment of first mortgage bonds	—	(88,029)	—
Redemption of senior notes	(98,000)	—	—
Net short-term borrowings (repayments)	(20,000)	12,000	(12,000)
Dividends	(43,006)	(42,273)	(26,732)
Other	(714)	(934)	(1,754)

Net cash used in financing activities	(4,053)	(24,196)	(34,602)

Net increase (decrease) in cash and cash equivalents	100	(2,033)	(5,117)
Cash and cash equivalents, beginning of year	3,375	5,408	10,525

Cash and cash equivalents, end of year	$3,475	3,375	$5,408

	2013	2012	2011
Supplemental cash flow information:
Interest paid	$39,033	$38,802	$41,088
Income taxes (refunded) paid, net of refund	10,584	(592)	(14,300)
Supplementary non-cash investing activities:
Change in accrued additions to property, plant and equipment not reported above	$5,420	$9,345	$(1,387)
Capital lease obligations for purchase of new equipment	—	—	29

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

        We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary engaged in the distribution of natural gas in Missouri. Our other segment consists of our fiber optics business. See Note 12. Our gross operating revenues in 2013 were derived as follows:

Electric segment sales*	90.3%
Gas segment sales	8.4
Other segment sales	1.3

*
Sales from our electric segment include 0.4% from the sale of water.

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

        Our electric operations serve approximately 168,800 customers as of December 31, 2013, and the 2013 electric operating revenues were derived as follows:

Customer	% of revenue
Residential	42.6%
Commercial	30.4
Industrial	15.1
Wholesale on-system	3.7
Wholesale off-system	2.9
Miscellaneous sources, primarily public authorities	2.8
Other electric revenues	2.5

        Our retail electric revenues for 2013 by jurisdiction were as follows:

Jurisdiction	% of revenue
Missouri	89.8%
Kansas	4.8
Arkansas	2.5
Oklahoma	2.9

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        Our gas operations serve approximately 44,000 customers as of December 31, 2013, and the 2013 gas operating revenues were derived as follows:

Customer	% of revenue
Residential	63.1%
Commercial	27.3
Industrial	1.0
Other	8.6

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

        We record a regulatory asset for all or part of an incurred cost that would otherwise be charged to expense in accordance with the ASC guidance for regulated operations which say that an asset should be recorded if it is probable that future revenue in an amount at least equal to the capitalized cost will be allowable for costs for rate making purposes and the current available evidence indicates that future revenue will be provided to permit recovery of the cost. This guidance also indicates that a liability should be recorded when a regulator has provided current recovery for a cost that is expected to be incurred in the future. We follow this guidance for incurred costs or credits that are subject to future recovery from or refund to our customers in accordance with the orders of our regulators.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

Municipal Franchise Taxes

        Municipal franchise taxes are collected for and remitted to their respective entities and are included in operating revenues and other taxes in the Consolidated Statements of Income. Municipal franchise taxes of $11.2 million, $10.4 million and $11.0 million were recorded for each of the years ended December 31, 2013, 2012 and 2011, respectively.

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

Property, Plant & Equipment

        The costs of additions to utility property and replacements for retired property units are capitalized. Costs include labor, material, an allocation of general and administrative costs, and an allowance for funds used during construction (AFUDC). The original cost of units retired or disposed of and the costs of removal are charged to accumulated depreciation, unless the removed property constitutes an operating unit or system. In this case a gain or loss is recognized upon the disposal of the asset. Maintenance expenditures and the removal of minor property items are charged to income as incurred. A liability is created for any additions to electric or gas utility property that are paid for by advances from developers. For a period of five years the Company refunds, to the developer, a pro rata amount of the original cost of the extension for each new customer added to the extension. Nonrefundable payments at the end of the five year period are applied as a reduction to the cost of the plant in service. The liability as of December 31, 2013 and 2012 was $4.2 million and $5.2 million, respectively.

Depreciation

        Provisions for depreciation are computed at straight-line rates in accordance with GAAP consistent with rates approved by regulatory authorities. These rates are applied to the various classes of utility assets

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

on a composite basis. Provisions for depreciation for our other segment are computed at straight-line rates over the estimated useful life of the properties (See Note 2 for additional details regarding depreciation rates).

        As of December 31, 2013 and 2012, we had recorded accrued cost of removal of $81.3 million and $77.3 million, respectively, for our electric operating segment. This represents an estimated cost of dismantling and removing plant from service upon retirement, accrued as part of our depreciation rates. We accrue cost of removal in depreciation rates for mass property (including transmission, distribution and general plant assets). These accruals are not considered an asset retirement obligation under the guidance provided on asset retirement obligations within the ASC. We reclassify the accrued cost of dismantling and removing plant from service upon retirement from accumulated depreciation to a regulatory liability. We have a similar cost of removal regulatory liability for our gas operating segment. This amount at December 31, 2013 and 2012 was $7.2 million and $6.1 million, respectively. These amounts are net of our actual cost of removal expenditures.

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

        We have identified asset retirement obligations associated with the future removal of certain river water intake structures and equipment at the Iatan Power Plant, in which we have a 12% ownership. We also have a solid waste land fill at the Plum Point Energy Station, and asset retirement obligations associated with the removal of asbestos located at the Riverton and Asbury Plants, and a liability for containment of the ash landfill at the Riverton Power Plant. As a result of the fuel use transition from coal to natural gas at the Riverton Power Plant, the closure of the Riverton ash landfill is underway (Note 11).

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

        All of our recorded asset retirement obligations have been estimated as of the expected retirement date, or settlement date, and have been discounted using a credit adjusted risk-free rate ranging from 4.5% to 5.52% depending on the settlement date. Revisions to these liabilities could occur due to changes in the cost estimates, anticipated timing of settlement or federal or state regulatory requirements. During the 2012 year, the liabilities for both the ash landfill at the Riverton Power Plant, and PCB contaminants were re-evaluated. Changes in the cost estimates and timing resulted in cash flow revisions for these liabilities.

        The balances at the end of 2012 and 2013 are shown below.

(000's)	Liability Balance 12/31/12	Liabilities Recognized	Liabilities Settled	Accretion	Cash Flow Revisions	Liability Balance at 12/31/13
Asset Retirement Obligation	$4,711	$—	$(734)	$213	$—	$4,190

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

(000's)	Liability Balance 12/31/11	Liabilities Recognized	Liabilities Settled	Accretion	Cash Flow Revisions	Liability Balance at 12/31/12
Asset Retirement Obligation	$3,944	$—	$—	$252	$515	$4,711

        Upon adoption of the standards on the retirement of long lived assets and conditional asset retirement obligations, we recorded a liability and regulatory asset because we expect to recover these costs of removal in electric and gas rates either through depreciation accruals or direct expenses. We also defer the liability accretion and depreciation expense as a regulatory asset. At December 31, 2013 and 2012, our regulatory assets relating to asset retirement obligations totaled $4.7 million and $4.4 million, respectively.

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

        In accordance with the methodology prescribed by the FERC, we utilized aggregate rates (on a before-tax basis) of 7.3% for 2013, 5.6% for 2012, and 5.2% for 2011, compounded semiannually.. The specific Iatan 2 AFUDC rate was a result of our Experimental Regulatory Plan approved by the MPSC on August 2, 2005, and it terminated on June 15, 2011. In this agreement, we were allowed to receive the regulatory amortization discussed above, in rates prior to the completion of Iatan 2. As a result, the equity portion of our AFUDC rate for the Iatan 2 project was reduced by 2.5 percentage points (See Note 3 for additional discussion of our regulatory plan).

Asset Impairments (excluding goodwill)

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that certain assets may be impaired, analysis is performed based on undiscounted forecasted cash flows to assess the recoverability of the assets and, if necessary, the fair value is determined to measure the impairment amount. None of our assets were impaired as of December 31, 2013 and 2012.

Goodwill

        As of December 31, 2013, the consolidated balance sheet included $39.5 million of goodwill. All of this goodwill was derived from our gas acquisition and recorded in our gas segment, which is also the reporting unit for goodwill testing purposes. Accounting guidance requires us to test goodwill for impairment on an annual basis or whenever events or circumstances indicate possible impairment. Absent

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

an indication of fair value from a potential buyer or a similar specific transaction, a combination of the market and income approaches is used to estimate the fair value of goodwill.

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

        We also utilize a valuation technique under the income approach which estimates the discounted future cash flows of operations. Our procedures include developing a baseline test and performing sensitivity analysis to calculate a reasonable valuation range. The sensitivities are derived from altering those assumptions which are subjective in nature and inherent to a discounted cash flows calculation. Other qualitative factors and comparisons to industry peers are also used to further support the assumptions and ultimately the overall evaluation. A key qualitative assumption considered in our evaluation is the impact of regulation, including rate regulation and cost recovery for the gas reporting unit. Some of the key quantitative assumptions included in our tests involve: regulatory rate design and results; the discount rate; the growth rate; capital spending rates and terminal value calculations. If negative changes occurred to one or more key assumptions, an impairment charge could result. With the exception of the capital spending rate, the key assumptions noted are significantly determined by market factors and significant changes in market factors that impact the gas reporting unit would somewhat be mitigated by our current and future regulatory rate design. Other risks and uncertainties affecting these assumptions include: changes in business, industry, laws, technology and economic conditions. Actual results for the gas reporting unit indicate a slight decline in gas customer count and demand. A continued decline in customer count or demand coupled with an increase in the discount rate would have adverse impacts on the valuation and could result in an impairment charge in the future. Our forecast anticipate flat customer counts over the next several years.

        We weight the results of the two approaches discussed above in order to estimate the fair value of the gas reporting unit. Our annual test performed as of October 2013 indicated the estimated fair market value of the gas reporting unit to be $10-14 million higher than its carrying value at that time. While we believe the assumptions utilized in our analysis were reasonable, adverse developments in future periods could negatively impact goodwill impairment considerations, which could adversely impact earnings. Specifically, the quantitative assumptions noted previously, such as an increase to the discount rate or decline in the terminal value calculation could lead to an impairment charge in the future.

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

        In our Kansas jurisdiction, the costs of fuel are recovered from customers through a fuel adjustment clause, based upon estimated fuel costs and purchased power. The adjustments are subject to audit and final determination by regulators. The difference between the costs of fuel used and the cost of fuel recovered from our Kansas customers is recorded as a regulatory asset or a regulatory liability if the actual costs are higher or lower than the costs billed to customers, in accordance with the ASC guidance for regulated operations. Similar fuel recovery mechanisms are in place for our Oklahoma, Arkansas and FERC jurisdictions. At December 31, 2013 and 2012, our Missouri, Kansas and Oklahoma fuel and purchased power costs were in a net over-recovered position by $0.6 million and $4.0 million, respectively, which are reflected in our regulatory assets and liabilities.

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

        We have a Stipulation and Agreement with the MPSC granting us authority to manage our SO2 allowance inventory in accordance with our SO2 Allowance Management Policy (SAMP). The SAMP allows us to exchange banked allowances for future vintage allowances and/or monetary value and, in extreme market conditions, to sell SO2 allowances outright for monetary value. We have not yet exchanged or sold any allowances. We classify our allowances as inventory and they are recorded at cost, with allocated allowances being recorded at zero cost. The allowances are removed from inventory on a FIFO basis, and used allowances are considered to be a part of fuel expense (See Note 11). We had 1,834 and 5,187 SO2 allowances in inventory at December 31, 2013 and 2012, respectively. .

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Elements considered part of the PGA factor include cost of gas supply, storage costs, hedging contracts, revenue and refunds, prior period adjustments and transportation costs.

        Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs, cost reductions and carrying costs associated with the use of financial instruments) are reflected as a regulatory asset or liability. The balance is amortized as amounts are reflected in customer billings.

Derivatives

        We utilize derivatives to help manage our natural gas commodity market risk resulting from purchasing natural gas, to be used as fuel in our electric business or sold in our natural gas business, on the spot market and to manage certain interest rate exposure. We also acquire Transmission Congestion Rights (TCR) in an attempt to mitigate congestion costs associated with the power we will purchase from the SPP Integrated Market (see Note 14).

Electric Segment

        Pursuant to the ASC guidance on accounting for derivative instruments and hedging activities, derivatives are required to be recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, the derivative is designated as (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash-flow" hedge); or (2) an instrument that is held for non-hedging purposes (a "non-hedging" instrument). We record the mark-to-market gains or losses on derivatives used to hedge our fuel and congestion costs as regulatory assets or liabilities. This is in accordance with the ASC guidance on regulated operations, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism.

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

Pensions

        We have rate orders with Missouri, Kansas and Oklahoma that allow us to recover pension costs consistent with our GAAP policy noted above. In accordance with the rate orders, we prospectively calculate the value of plan assets using a market-related value method as allowed by the ASC guidance on pension benefits. As a result, we are allowed to record the Missouri, Kansas and Oklahoma portion of any costs above or below the amount included in rates as a regulatory asset or liability, respectively. The MPSC has allowed us to adopt this pension cost recovery methodology for EDG as well.

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

        Additional guidance in the ASC on employers' accounting for defined benefit pension and other postretirement plans requires an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Pension and other postretirement employee benefits tracking mechanisms are utilized to allow for future rate recovery of these obligations. We record these as regulatory assets on the balance sheet rather than as reductions of equity through comprehensive income (See Note 8).

Unamortized Debt Discount, Premium and Expense

        Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues. Costs, including gains and losses, related to refunded long-term debt are amortized over the lives of the related new debt issues, in accordance with regulatory rate practices.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Liability Insurance

        We are primarily self-insured for workers' compensation claims, general liabilities, benefits paid under employee healthcare programs and long-term disability benefits. Accruals are primarily based on the estimated undiscounted cost of claims. We self-insure up to certain limits that vary by segment and type of risk. Periodically, we evaluate the level of insurance coverage over the self-insured limits and adjust insurance levels based on risk tolerance and premium expense. We carry excess liability insurance for workers' compensation and public liability claims for our electric segment. In order to provide for the cost of losses not covered by insurance, an allowance for injuries and damages is maintained based on our loss experience. Our gas segment is covered by excess liability insurance for public liability claims, and workers' compensation claims are covered by a guaranteed cost policy (See Note 11).

Other Noncurrent Liabilities

        Other noncurrent liabilities are comprised of accruals and other accounting estimates not sufficiently large enough to merit individual disclosure. At December 31, 2013, the balance of other noncurrent liabilities is primarily comprised of accruals for self-insurance, customer advances for construction and asset retirement obligations.

Cash & Cash Equivalents

        Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. It also includes checks and electronic funds transfers that have been issued but have not cleared the bank, which are also reflected in current accrued liabilities and were $22.1 million and $19.7 million at December 31, 2013 and 2012, respectively.

Restricted Cash

        As part of our Plum Point ownership agreement, we are required to have funds available in an escrow account which guarantees payment of certain operating and construction costs. The cash is held at a financial institution and restricted as to withdrawal or use. The restrictions on these funds related to construction costs, which were approximately $2.5 million at December 31, 2012, were released by all parties in January 2013. The amounts restricted for operating costs, which were $1.8 million at December 31, 2013 and 2012, may increase or decrease based on an annual review.

        We are required to post secured collateral with Southwest Power Pool (SPP) to participate in Transmission Congestion Rights (TCR) auctions. The cash is held at a financial institution and restricted as to withdrawal or use. The restrictions on these funds were $1.1 million at December 31, 2013.

Fuel, Materials and Supplies

        Fuel, materials and supplies consist primarily of coal, natural gas in storage and materials and supplies, which are reported at average cost. These balances are as follows (in thousands):

	2013	2012
Electric fuel inventory	$17,003	$27,954
Natural gas inventory	3,584	4,776
Materials and supplies	28,224	29,140

TOTAL	$48,811	$61,870

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Income Taxes

        Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates (See Note 9).

        Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the properties to which they relate. The longest remaining amortization period for investment tax credits is approximately 50 years.

Accounting for Uncertainty in Income Taxes

        In 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the ASC guidance on accounting for income taxes. We file consolidated income tax returns in the U.S. federal and state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009. At December 31, 2013 and 2012, our balance sheet did not include any unrecognized tax benefits. We do not expect any material changes to unrecognized tax benefits within the next twelve months. We recognize interest accrued and penalties related to unrecognized tax benefits in other expenses.

Computations of Earnings Per Share

        The ASC guidance on earnings per share requires dual presentation of basic and diluted earnings per share. Basic earnings per share does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes the issuance of common shares pursuant to the Company's stock-based compensation plans at the beginning of each respective period, or at the date of grant or award if later. Shares attributable to stock options are excluded from the calculation of diluted earnings per share if the effect would be antidilutive.

	2013	2012	2011
Weighted Average Number Of Shares
Basic	42,781,382	42,256,641	41,851,759
Dilutive Securities:
Performance-based restricted stock awards	12,142	14,500	18,222
Dividend equivalents	—	6,329	9,585
Employee stock purchase plan	1,729	1,996	3,815
Stock options	61	3,160	3,240
Time-based restricted stock awards	7,907	1,820	807

Total dilutive securities	21,839	27,805	35,669

Diluted weighted average number of shares	42,803,221	42,284,446	41,887,428

Antidilutive Shares	107,100	128,500	128,500

        Potentially dilutive shares are not expected to have a material impact unless significant appreciation of the Company's stock price occurs.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

        Presentation of an unrecognized tax benefit:    In July 2013, The FASB issued new guidance on the presentation of unrecognized tax benefits. Under this guidance, an unrecognized tax benefit would be presented as a reduction to a deferred tax asset when a tax credit carryforward, net operating loss carryforward, or similar tax loss exists. To the extent that the loss or credit carryforward is not available at the reporting date, or the entity does not intend to use the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented as a liability and not be combined with deferred tax assets. This standard is effective for annual periods beginning after December 15, 2013. The application of this standard is not expected to have a material impact on our results of operations, financial position or liquidity.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

2.     PROPERTY, PLANT AND EQUIPMENT

        Our total property, plant and equipment are summarized below (in thousands).

	December 31,
	2013	2012
Electric plant
Production	$1,035,095	$1,034,114
Transmission	263,398	251,769
Distribution	793,024	766,026
General(1)	115,427	111,963

Electric plant	2,206,944	2,163,872
Less accumulated depreciation and amortization	697,128	651,627

Electric plant net of depreciation and amortization	1,509,816	1,512,245
Construction work in progress	150,636	55,957

Net electric plant	1,660,452	1,568,202
Gas plant	72,834	69,851
Less accumulated depreciation and amortization	15,204	12,940

Gas plant net of accumulated depreciation	57,630	56,911
Construction work in progress	1,156	184

Net gas plant	58,786	57,095
Water plant	12,661	12,316
Less accumulated depreciation and amortization	4,806	4,440

Water plant net of depreciation and amortization	7,855	7,876
Construction work in progress	—	1

Net water plant	7,855	7,877
Other
Fiber	39,902	37,983
Less accumulated depreciation and amortization	15,599	13,730

Non-regulated net of depreciation and amortization	24,303	24,253
Construction work in progress	538	205

Net non-regulated property	24,841	24,458

TOTAL NET PLANT AND PROPERTY	$1,751,934	$1,657,632

(1)
Includes intangible property of $38.1 and $36.4 million as of December 31, 2013 and 2012, respectively, primarily related to capitalized software and investments in facility upgrades owned by other utilities. Accumulated amortization related to this property in 2013 and 2012 was $13.6 and $10.7 million, respectively.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The table below summarizes the total provision for depreciation and the depreciation rates for continuing operations, both capitalized and expensed, for the years ended December 31 (in thousands):

	2013	2012	2011
Provision for depreciation
Regulated — Electric and Water	$63,192	$57,467	$54,628
Regulated — Gas	3,763	3,602	3,485
Non-Regulated	1,938	1,538	1,807

TOTAL	68,893	62,607	59,920
Amortization(1)	2,492	1,041	7,445

TOTAL	$71,385	$63,648	$67,365

(1)
Includes $6.6 million of regulatory amortization for 2011. This was granted by the MPSC effective January 1, 2007 and updated August 23, 2008, and September 10, 2010. This regulatory amortization terminated as of June 15, 2011 as a result of our 2010 Missouri rate case.

	2013	2012	2011
Annual depreciation rates
Electric and water	3.0%	2.8%	2.7%
Gas	5.4%	5.4%	5.5%
Non-Regulated	5.0%	4.2%	5.4%
TOTAL COMPANY	3.1%	2.9%	2.9%

        The table below sets forth the average depreciation rate for each class of assets for each period presented:

	2013	2012	2011
Annual Weighted Average Depreciation Rate
Electric fixed assets:
Production plant	2.4%	2.0%	2.1%
Transmission plant	2.4%	2.4%	2.3%
Distribution plant	3.6%	3.6%	3.6%
General plant	5.8%	5.9%	6.1%
Water	2.8%	2.7%	2.7%
Gas	5.4%	5.4%	5.5%
Non-regulated	5.0%	4.2%	5.4%

3.     REGULATORY MATTERS

Regulatory Assets and Liabilities and Other Deferred Credits

Changes

        Changes to regulatory assets and liabilities regarding their rate base inclusion or amortizable lives from December 31, 2012 to December 31, 2013 resulted from our 2012 Missouri rate case. As a result of this case, deferred costs from the tornado that hit our service territory on May 22, 2011 will be recovered over the next ten years. In addition, the order also included the continuation of tracking mechanisms for expenses related to employee pension, retiree health care, vegetation management, and Iatan 2, Iatan Common and Plum Point operating and maintenance costs and the capitalization of banking and line of

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

credit fees. There were no changes to regulatory assets and liabilities with regards to their rate base inclusion or amortizable lives from December 31, 2011 to December 31, 2012.

        The following table sets forth the components of our regulatory assets and regulatory liabilities on our consolidated balance sheet (in thousands).

	December 31,
	2013	2012
Regulatory Assets:
Current:
Under recovered fuel costs	$1,411	$2,885

Current portion of long-term regulatory assets	6,332	3,492

Regulatory assets, current	7,743	6,377
Long-term:
Pension and other postretirement benefits(1)	70,035	136,480
Income taxes	48,033	48,759
Deferred construction accounting costs(2)	16,275	16,717
Unamortized loss on reacquired debt	11,078	12,142
Unsettled derivative losses — electric segment	4,269	6,557
System reliability — vegetation management	7,539	9,002
Storm costs(3)	4,911	4,828
Asset retirement obligation	4,673	4,430
Customer programs	4,935	4,356
Unamortized loss on interest rate derivative	989	1,147
Deferred operating and maintenance expense	2,095	2,049
Under recovered fuel costs	—	314
Current portion of long-term regulatory assets	(6,332)	(3,492)
Other	833	669

Regulatory assets, long-term	169,333	243,958

Total Regulatory Assets	$177,076	$250,335

Regulatory Liabilities
Current:
Over recovered fuel costs	$2,212	$3,214
Current portion of long-term regulatory liabilities	3,469	3,089

Regulatory liabilities, current	5,681	6,303

Long-term:
Costs of removal	88,469	83,368
SWPA payment for Ozark Beach lost generation	19,405	22,242
Income taxes	11,677	11,972
Deferred construction accounting costs — fuel(4)	8,011	8,156
Unamortized gain on interest rate derivative	3,371	3,541
Pension and other postretirement benefits	2,177	2,007
Over recovered fuel costs	2,371	2,858
Current portion of long-term regulatory liabilities	(3,469)	(3,089)

Regulatory liabilities, long-term	132,012	131,055

Total Regulatory Liabilities	$137,693	$137,358

(1)
Primarily consists of unfunded pension and OPEB liability. See Note 8.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

(2)
Reflects deferrals resulting from 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

(3)
Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado including an accrued carrying charge and deferred depreciation totaling $3.7 million at December 31, 2013.

(4)
Resulting from regulatory plan requiring deferral of the fuel and purchased power impacts of Iatan 2.

        Unamortized losses on debt and losses on interest rate derivatives are not included in rate base, but are included in our capital structure for rate base purposes. The remainder of our regulatory assets are not included in rate base, generally because they are not cash items. However, as of December 31, 2013, the costs of all of our regulatory assets are currently being recovered except for approximately $61.2 million of pension and other postretirement costs primarily related to the unfunded liabilities for future pension and OPEB costs. The amount and timing of recovery of this item will be based on the changing funded status of the pension and OPEB plans in future periods.

        The regulatory income tax assets and liabilities are generally amortized over the average depreciable life of the related assets. The loss on reacquired debt and the loss and gain on interest rate derivatives are amortized over the life of the related new debt issue, which currently ranges from 1 to 28 years. The unrecovered fuel costs are generally recovered within a year following their recognition. Severe storm costs and the Asbury maintenance outage costs are recovered over five years. Pension and other postretirement benefit tracking mechanisms are recovered over a five year period. The cost of removal regulatory liability is amortized as removal costs are incurred.

RATE MATTERS

        We routinely assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The following table sets forth information regarding electric and water rate increases since January 1, 2011:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri — Electric	July 6, 2012	$27,500,000	6.78%	April 1, 2013
Missouri — Water	May 21, 2012	$450,000	25.5%	November 23, 2012
Missouri — Electric	September 28, 2010	$18,700,000	4.70%	June 15, 2011
Kansas — Electric	June 17, 2011	$1,250,000	5.20%	January 1, 2012
Oklahoma — Electric	June 30, 2011	$240,722	1.66%	January 4, 2012
Oklahoma — Electric	January 28, 2011	$1,063,100	9.32%	March 1, 2011
Arkansas — Electric	August 19, 2010	$2,104,321	19.00%	April 13, 2011

Electric Segment

Missouri

2012 Rate Case

        On February 22, 2013, we filed a Nonunanimous Stipulation and Agreement (Agreement) with the MPSC which issued an order approving the Agreement on February 27, 2013. The Agreement provided for an annual increase in base revenues for our Missouri electric customers in the amount of approximately $27.5 million, effective April 1, 2013, and the continuation of the current fuel adjustment mechanism. In 2011 the MPSC permitted us to defer actual incremental operating and maintenance expenses associated with the repair, restoration and rebuilding activities resulting from the May 2011 tornado. In addition, depreciation related to the capital expenditures was allowed to be deferred and a carrying charge accrued. Approximately $3.7 million was deferred in total for the tornado costs. Recovery of these costs over the ten years was included in the Agreement

        The Agreement also included an increase in depreciation rates, and the continuation of tracking mechanisms for expenses related to employee pension, retiree health care, vegetation management, and Iatan 2, Iatan Common and Plum Point operating and maintenance costs. In addition, the Agreement included a write-off of approximately $3.6 million, consisting of a $2.4 million disallowance for the prudency of certain construction expenditures for Iatan 2 and a $1.2 million regulatory reversal of a prior period gain on sale of our Asbury unit train, which is included in regulated operating expenses. We also agreed not to implement a Missouri general rate increase prior to October 1, 2014.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

2010 Rate Case

        On September 28, 2010, we filed a rate increase request with the MPSC for an annual increase in base rates for our Missouri electric customers in the amount of $36.5 million, or 9.2% to recover the Iatan 2 costs and other cost of service items not included in our 2009 Missouri rate case, effective September 10, 2010. A settlement agreement among the parties to the case was reached and filed with the MPSC on May 27, 2011 reflecting an overall annual increase in rates of $18.7 million, or approximately 4.7% effective on June 15, 2011. Due to rate design changes, this rate increase, however, primarily impacted our winter season rates which generally run from October through May. Also as part of the settlement, regulatory amortization expense of $14.5 million annually and construction accounting terminated as of June 15, 2011. The MPSC approved the settlement agreement on June 1, 2011 and the new rates were effective on June 15, 2011. The approved settlement included authorization of a tracker mechanism for the SWPA payment associated with the capacity restrictions to be implemented for our Ozark Beach hydro facility. We agreed to flow the SWPA payment, net of tax, back to our customers over a ten year period using a tracker mechanism resulting in an annual decrease to expenses of approximately $1.4 million. The settlement agreement also allowed for a tracker mechanism related to Plum Point, Iatan 2 and Iatan common plant operating expenses. We record a regulatory asset or liability for the difference between actual expenses (excluding fuel and fuel related expenses) and the amount of expense included in base rates.

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

Oklahoma

        On June 30, 2011, we filed a request with the Oklahoma Corporation Commission (OCC) for an annual increase in base rates for our Oklahoma electric customers in the amount of $0.6 million, or 4.1% over the base rate and Capital Reliability Rider (CRR) revenues that were currently in effect. A stipulation and agreement, reached by all parties participating in the case, was filed on November 16, 2011. This agreement, which was approved by the OCC on January 4, 2012, made rates previously collected under the CRR permanent, and will result in a net overall increase of total annual revenues of $0.2 million, or approximately 1.66%. The agreement also removed fuel and purchase power costs from base rates. Fuel and purchase power costs are now listed as a separate line item, identified as the Fuel Adjustment Charge, on customer bills.

Arkansas

        On December 3, 2013, we filed a request with the Arkansas Public Service Commission for changes in rates for our Arkansas electric customers. We are seeking an annual increase in total revenue of

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

approximately $2.2 million, or approximately 18%. The rate increase was requested to recover costs incurred to ensure continued reliable service for our customers, including capital investments, operating systems replacement costs and ongoing increases in other operation and maintenance expenses and capital costs.

FERC

        On May 18, 2012, we filed a request with the FERC to implement a TFR to be effective August 1, 2012. On July 31, 2012, the FERC suspended the TFR for five months and set the filing for hearing and settlement procedures. On June 13, 2013, we, the Kansas Corporation Commission and the cities of Monett, Mt. Vernon and Lockwood, Missouri and Chetopa, Kansas, filed a unanimous Settlement Agreement (Agreement) with the FERC. The Agreement included a TFR that would establish an ROE of 10.0%. The Agreement calls for the TFR to be updated annually with the new updated TFR rates effective on July 1 of each year. FERC conditionally approved the Agreement on November 18, 2013, and we made a compliance filing with FERC on December 18, 2013 in connection with this conditional approval. Final FERC action on our compliance filing is pending.

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

MARKETS AND TRANSMISSION

Electric Segment

        Energy Imbalance Services:    The Southwest Power Pool (SPP) regional transmission organization (RTO) energy imbalance services market (EIS) provides real time energy for most participating members within the SPP regional footprint. Imbalance energy prices are based on market bids and status of dispatchable generation and transmission within the SPP market footprint. In addition to energy imbalance service, the SPP RTO performs a real time security-constrained economic dispatch of all generation voluntarily offered into the EIS market to the market participants to also serve the native load.

        Day-Ahead Market:    We continue to prepare for a March 1, 2014 implementation of the SPP Integrated Marketplace (or Day-Ahead Market), which will replace the existing EIS market described above. Prior to implementation of the Integrated Marketplace, the SPP RTO will create a single NERC-approved balancing authority to take over balancing authority responsibilities for its members, including Empire. This action is expected to provide operational and economic benefits for our customers.

        As part of the Integrated Marketplace, SPP members will be able to offer their committed resources into the SPP market for a centralized dispatch. Members will submit offers to sell and bids to purchase power. SPP will match offers and bids based upon a security constrained analysis. It is expected that 90%-95% of all generation needed (for the next day) throughout the SPP territory will be cleared through this Integrated Marketplace. We also acquire Transmission Congestion Rights (TCR) in an attempt to mitigate congestion costs associated with the power we will purchase from the SPP Integrated Market (see Note 14). The net financial effect of these Integrated Marketplace transactions will be processed through our fuel adjustment mechanisms.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        FERC Order No. 1000:    In July 2011, the FERC issued Order No. 1000 (Transmission Planning and Cost Allocation by Transmission Owning and Operating Public Utilities) which requires all public utility transmission providers to allow transmission developers outside their retail distribution service territory to participate in regional transmission planning. Order No. 1000 eliminates the federal right of first refusal for entities that develop transmission projects within their own retail distribution service territories to construct transmission facilities selected in a regional transmission plan. This order will directly affect our rights to build 161kV and above transmission facilities within our retail service territory.

        Order No. 1000 also directed transmission providers to develop policy and procedures for regional and interregional transmission planning as well as regional and interregional transmission cost allocation (see "SPP Regional Transmission Development" below) for approved transmission projects. We continue to participate in the SPP processes to understand the impact of these FERC orders on our ability to construct new facilities within our service territory as well as their influence on promoting construction of transmission projects on or near our borders with our neighbors. SPP has completed and filed with the FERC a required interregional policy and procedure compliance filing, with implementation scheduled for January 2015. FERC's decision on SPP's Order No. 1000 interregional compliance filing is pending.

        SPP Regional Transmission Development:    In 2010, SPP received FERC approval to implement a new highway/byway cost allocation methodology for new SPP Board of Directors (BOD) approved transmission projects, a number which are currently in progress. We are concerned with the SPP's policy to allocate to us the costs of transmission projects from which we would receive either no benefits or benefits that are not roughly commensurate with the allocated costs. We estimate net transmission costs will increase between $2 and $3 million in 2014 as a result of SPP's allocation methodology over what we currently recover in customer rates. We have cost recovery mechanisms in place in our Arkansas and Oklahoma jurisdictions that allow us to recover the additional SPP transmission costs outside the traditional rate case process. Currently no mechanism is in place to timely recover additional costs resulting from the portion of these transmission projects allocated to us other than through the traditional rate case process in our Missouri and Kansas jurisdictions.

        The highway/byway allocation methodology requires the costs of SPP approved transmission projects to be allocated to 1) members across the entire SPP region; 2) members within certain localized service territories or zones; or 3) a combination of both regional and zonal allocation. The allocation is based on project voltage, as follows:

Transmission Project Voltage	Regional Funding Percentage	Zonal Funding Percentage
300 kV and Above	100.0%	0.0%
100kV to 299kV	33.3%	66.7%
Below 100 kV	0.0%	100.0%

        At the October 2013 SPP regional state committee meeting, SPP's regional cost allocation review and imbalance analysis indicated that our projected benefits (along with five other members) compared to the allocation of transmission costs over the next several years would be below the roughly commensurate benefit to cost threshold that initiates an equity remedy review by SPP staff. SPP will evaluate potential construction equity improvement remedies during the upcoming 2014 Integrated Transmission Planning (ITP) process with any recommendations expected in January 2015

        SPP/Midcontinent Independent System Operator (MISO) Joint Operating Agreement:    On December 19, 2013, Entergy integrated its generation, transmission, and load into the MISO regional transmission organization. Based on the current terms and conditions of MISO membership, Entergy's participation in

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

MISO will not be beneficial to our customers as it will significantly increase transmission delivery costs for our Plum Point power station as well as utilize our transmission system without compensation.

        Prior to Entergy's integration into MISO, the SPP filed a Petition for Review of FERC's Orders on the interpretation of the SPP/MISO Joint Operating Agreement at the United States Court of Appeals for the District of Columbia (DC). In early December 2013, the DC Court vacated and remanded FERC's Orders that agreed with MISO regarding interpretation of the Joint Operating Agreement to utilize SPP's system to integrate Entergy into MISO. SPP believes MISO's intentional and free use of ours and the other SPP transmission owners systems is unjust and unreasonable. We and other SPP members have intervened in SPP's Petition and are actively involved in SPP stakeholder processes and other FERC dockets to address our concerns. FERC's actions regarding the remand and review of the FERC orders are pending.

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

Other — Rate Matters

        In accordance with ASC guidance on regulated operations, we currently have deferred approximately $1.2 million of expense related to rate cases under other non-current assets and deferred charges. These amounts will be amortized over varying periods based upon the completion of the specific cases. Based on past history, we expect all these expenses to be recovered in rates.

4.     COMMON STOCK

Stock Based Compensation

        We have several stock-based awards and programs, which are described below. Performance-based restricted stock awards, time-vested restricted stock and stock options are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award.

        We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable years ended December 31 (in thousands):

	2013	2012	2011
Compensation expense	$2,577	$1,863	$1,765
Tax benefit recognized	929	649	614

Stock Incentive Plans

        Our 2006 Stock Incentive Plan (the 2006 Incentive Plan) was adopted by shareholders at the annual meeting on April 28, 2005 and provides for grants of up to 650,000 shares of common stock through January 2016. The 2006 Stock Incentive Plan permits grants of stock options and restricted stock to

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

qualified employees and permits Directors and, if approved by the Compensation Committee of the Board of Directors, qualified employees to receive common stock in lieu of cash. Certain executive officers and other senior managers applied to receive annual incentive awards related to 2011, 2012 and 2013 performance in the form of Empire common stock rather than cash. These requests were granted by the Compensation Committee of the Board of Directors under the terms of our 2006 Stock Incentive Plan. The terms and conditions of any option or stock grant are determined by the Board of Directors Compensation Committee, within the provisions of these Stock Incentive Plans.

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

        The fair value measurements for each grant year are noted in the following table:

	Fair Value of Grants Outstanding at December 31
	2013	2012
Total unrecognized compensation cost (in millions)	$0.2	less than $0.1
Recognition period	0.1 years to 2.1 years	1.6 years
Fair value	$19.88	$18.38

        No shares of time-vested restricted stock were granted in 2012 as a result of the limitation on incentive compensation in place in 2011. A summary of time vested restricted stock activity under the plan for 2013, 2012 and 2011 is presented in the table below:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	3,300	$20.38	3,433	$21.84	—	—
Granted	21,600	$21.36	—	—	10,200	$21.84
Vested	—	—	—	—	794	$19.32
Distributed	—	—	(133)	$20.13	(661)	$21.02
Forfeited	—	—	—	—	(6,106)	—
Vested but not distributed	—	—	—	—	133	$20.13
Outstanding at December 31,	24,900	$22.69	3,300	$20.38	3,433	$21.84

        All time-vested restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The cost of the awards is generally recognized over the requisite (explicit) service period.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Performance-Based Restricted Stock Awards

        Performance-based restricted stock awards are granted to qualified individuals consisting of the right to receive a number of shares of common stock at the end of the restricted period assuming performance criteria are met. The performance measure for the award is the total return to our shareholders over a three-year period compared with an investor-owned utility peer group. The threshold level of performance under the 2011, 2012 and 2013 grants was set at the 20th percentile level of the peer group, target at the 50th percentile level, and the maximum at the 80th percentile level. Shares would be earned at the end of the three-year performance period as follows: 100% of the target number of shares if the target level of performance is reached, 50% if the threshold is reached, and 200% if the percentile ranking is at or above the maximum, with the number of shares interpolated between these levels. However, no shares would be payable if the threshold level is not reached. As noted previously, all performance-based restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The fair value of the outstanding restricted stock awards was estimated as of December 31, 2013, 2012 and 2011 using a Monte Carlo option valuation model. The assumptions used in the model for each grant year are noted in the following table:

	Fair Value of Grants Outstanding at December 31,
	2013	2012	2011
Risk-free interest rate	0.13% to 0.38%	0.16% to 0.25%	0.12% to 0.23%
Expected volatility of Empire stock	20.2%	20.6%	23.8%
Expected volatility of peer group stock	12.3% to 27.5%	12.4% to 29.2%	15.7% to 57.4%
Expected dividend yield on Empire stock	4.5%	4.9%	4.7%
Expected forfeiture rates	3%	3%	3%
Plan cycle	3 years	3 years	3 years
Fair value percentage	0.0% to 108.0%	18.0% to 96.0%	51.0% to 75.0%
Weighted average fair value per share	$18.47	$10.94	$13.67

        Non-vested performance-based restricted stock awards (based on target number) as of December 31, 2013, 2012 and 2011 and changes during the year ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	33,900	$20.25	37,400	$19.28	47,500	$19.86
Granted	26,300	$21.36	10,000	$20.97	10,900	$21.84
Awarded	(4,460)	$18.36	(7,823)	$18.12	(39,621)	$21.92
Awarded in excess of target			—	$—	18,621	$21.92
Not awarded	(8,540)	$18.36	(5,677)	$18.12	—	$—

Nonvested at December 31,	47,200	$21.39	33,900	$20.25	37,400	$19.28

        At December 31, 2013 and 2012, unrecognized compensation expense related to estimated outstanding awards was $0.5 million and $0.1 million, respectively.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Stock Options

        Prior to 2011 stock options were issued with an exercise price equal to the fair market value of the shares on the date of grant. They became exercisable after three years and, expire ten years after the date granted. Dividend equivalent awards, under which dividend equivalents accumulated during the vesting period, were also issued to recipients of the stock options. Participants' options and dividend equivalents that were not vested were forfeited when participants left Empire, except for terminations of employment under certain specified circumstances. There were no stock options or dividend equivalents granted in 2013, 2012, or 2011. Beginning in 2011, we began issuing time-vested restricted stock in lieu of stock options and dividend equivalents.

        As noted previously, all outstanding stock option awards are classified as liability instruments, which must be revalued each period until settled. Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of December 31, 2013, 2012 and 2011, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

	Fair Value of Grants Outstanding at December 31,
	2013	2012	2011
Risk-free interest rate	0.10% to 0.38%	0.11% to 0.44%	0.12% to 0.72%
Dividend yield	4.5%	4.9%	4.7%
Expected volatility	24.0%	24.0%	25.0%
Expected life in months	6.5 to 24.5	78	78
Market value	$22.69	$20.38	$21.09
Weighted average fair value per option	$1.57	$1.34	$2.08

        A summary of option activity under the plan during the years ended December 31, 2013, 2012 and 2011 is presented below:

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	163,300	$22.13	190,300	$21.56	267,400	$21.69
Granted		$—	0	$—	0	$—
Exercised	(50,800)	$21.78	(27,000)	$18.12	(77,100)	$22.02

Outstanding at December 31,	112,500	$23.27	163,300	$22.13	190,300	$21.56

Exercisable, end of year	112,500	$23.27	128,500	$23.15	128,500	$23.15

        The intrinsic value of the unexercised options is the difference between the Company's closing stock price on the last day of the period and the exercise price multiplied by the number of in-the-money options, had all option holders exercised their options on the last day of the period. The intrinsic value is

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at December 31, 2013, 2012, and 2011:

	2013	2012	2011
Aggregate intrinsic value (in millions)	Less than $0.1	$0.1	$0.2
Weighted-average remaining contractual life of outstanding options	2.1 years	3.2 years	5.1 years
Range of exercise prices	$21.92 to $23.81	$18.36 to $23.81	$18.12 to $23.81
Total unrecognized compensation expense (in millions) related to non-vested options and related dividend equivalents granted under the plan	—	Less than $0.1	$0.1
Recognition period	—	1 month	1 year

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of December 31, 2013, there were 127,774 shares available for issuance in this plan.

	2013		2012	2011
Subscriptions outstanding at December 31,	60,413		70,850	70,756
Maximum subscription price	$19.58	(1)	$17.95	$17.27
Shares of stock issued	68,099		65,919	69,229
Stock issuance price	$17.95		$17.27	$16.06

(1)
Stock will be issued on the closing date of the purchase period, which runs from June 1, 2013 to May 31, 2014.

        Assumptions for valuation of these shares are shown in the table below.

	2013	2012	2011
Weighted average fair value of grants	$2.78	$3.19	$3.17
Risk-free interest rate	0.14%	0.17%	0.18%
Dividend yield	4.60%	5.00%	2.60%
Expected volatility(1)	14.00%	24.00%	22.00%
Expected life in months	12	12	12
Grant date	6/1/13	6/1/12	6/1/11

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

benefits to common stock units. All eligible directors who had benefits under the prior cash retirement plan converted their cash retirement benefits to common stock units.

        As of December 31, 2013, a total of 400,000 shares were authorized under this plan. Each common stock unit earns dividends in the form of common stock units and can be redeemed for shares of common stock. The number of units granted annually is computed by dividing an annual credit (determined by the Compensation Committee) by the fair market value of our common stock on January 1 of the year the units are granted. Common stock unit dividends are computed based on the fair market value of our stock on the dividend's record date. We record the related compensation expense at the time we make the accrual for the directors' benefits as the directors provide services. Shares accrued to directors' accounts and shares available for issuance under this plan at December 31 are shown in the table below:

	2013	2012
Shares accrued to directors' accounts	154,402	143,058
Shares available for issuance	236,056	258,960

        Units accrued for service and dividends as well as units redeemed for common stock at December 31 are shown in the table below:

	2013	2012	2011
Units accrued for service and dividends	34,252	30,426	25,287
Units redeemed for common stock	22,908	21,324	31,243

401(k) Plan and ESOP

        Our Employee 401(k) Plan and ESOP (the 401(k) Plan) allows participating employees to defer up to 25% of their annual compensation up to an Internal Revenue Service specified limit. We match 50% of each employee's deferrals by contributing shares of our common stock, with such matching contributions not to exceed 3% of the employee's eligible compensation. We record the compensation expense at the time the quarterly matching contributions are made to the plan. At December 31, 2013 and 2012, there were 256,448 and 320,576 shares available to be issued, respectively.

	2013	2012	2011
Shares contributed	64,128	65,502	68,523

        Effective January 1, 2014, new employees, and on January 1, 2015, employees who have elected to convert from our average salary pension formula to a cash balance formula, will be eligible for an enhanced matching contribution. Under the enhancement, we will match 100% of the first 6% a participant defers in the 401(k) Plan. The first 3% of the match will be in shares of our common stock with the remaining portion of the match being in cash (see Note 8).

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The following table shows our diluted earnings per share, dividends paid per share, total dividends paid and retained earnings balance for the years ended December 31, 2013, 2012 and 2011:

(in millions, except per share amounts)	2013	2012	2011
Diluted earnings per share	$1.48	$1.32	$1.31
Dividends paid per share(1)	$1.005	$1.00	$0.64
Total dividends paid	$43.0	$42.3	$26.7
Retained earnings year-end balance	$67.6	$47.1	$33.7

(1)
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

5.     PREFERRED AND PREFERENCE STOCK

        We have 2.5 million shares of preference stock authorized, including 0.5 million shares of Series A Participating Preference Stock, none of which have been issued. We have 5 million shares of $10.00 par

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

value cumulative preferred stock authorized. There was no preferred stock issued and outstanding at December 31, 2013 or 2012.

6.     LONG-TERM DEBT

        At December 31, 2013 and 2012, the balance of long-term debt outstanding was as follows (in thousands):

	2013	2012
First mortgage bonds (EDE):
7.20% Series due 2016	$25,000	$25,000
5.875% Series due 2037(1)	80,000	80,000
6.375% Series due 2018(1)	90,000	90,000
4.65% Series due 2020(1)	100,000	100,000
5.20% Series due 2040(1)	50,000	50,000
3.58% Series due 2027(1)	88,000	88,000
3.73% Series due 2033(1)	30,000	—
4.32% Series due 2043(1)	120,000	—
First mortgage bonds (EDG):
6.82% Series due 2036(1)	55,000	55,000

	638,000	488,000
Senior Notes, 4.50% Series due 2013(1)	—	98,000
Senior Notes, 6.70% Series due 2033(1)	62,000	62,000
Senior Notes, 5.80% Series due 2035(1)	40,000	40,000
Other	4,441	5,155
Less unamortized net discount	(739)	(815)

	743,702	692,340
Less current obligations of long-term debt	—	(415)
Less current obligations under capital lease	(274)	(299)

TOTAL LONG-TERM DEBT	$743,428	$691,626

(1)
We may redeem some or all of the notes at any time at 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest to the redemption date.

Debt Financing Activities

        On October 30, 2012, we entered into a Bond Purchase Agreement for a private placement of $30.0 million of 3.73% First Mortgage Bonds due 2033 and $120.0 million of 4.32% First Mortgage Bonds due 2043. The delayed settlement occurred on May 30, 2013. A portion of the proceeds were used to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013. The remaining proceeds were used for general corporate purposes. The bonds have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The bonds were issued under the EDE Mortgage.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        On April 2, 2012, we entered into a Bond Purchase Agreement for a private placement of $88 million aggregate principal amount of 3.58% First Mortgage Bonds due April 2, 2027. The first settlement of $38 million occurred on April 2, 2012 and the second settlement of $50 million occurred on June 1, 2012. All bonds of this new series will mature on April 2, 2027. Interest is payable semi-annually on the bonds on each April 2 and October 2, commencing October 2, 2012. The bonds may be redeemed, at our option, at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. The bonds have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We used the proceeds from the sale of these bonds to redeem the called bonds discussed above (including repaying short term debt initially used for such purpose). They were issued under the EDE Mortgage.

        On April 1, 2012, we redeemed all $74.8 million aggregate principal amount of our First Mortgage Bonds, 7.00% Series due 2024. All $5.2 million of our First Mortgage Bonds, 5.20% Pollution Control Series due 2013, and all $8.0 million of our First Mortgage Bonds, 5.30% Pollution Control Series due 2013 were also redeemed with payment made to the trustee prior to March 31, 2012.

Shelf Registration

        On December 13, 2013, we filed a $200.0 million shelf registration statement on Form S-3 with the SEC covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. This shelf registration statement will be effective for a three-year period beginning with the date of filing. We plan to use the proceeds under this shelf to fund capital expenditures, refinance existing debt or general corporate needs during the effective period. The issuance of securities under this shelf is subject to the receipt of local regulatory approvals. We have filed applications for such approvals in all four state jurisdictions in our electric service territory.

EDE Mortgage Indenture

        The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the year ended December 31, 2013 would permit us to issue approximately $599.1 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At December 31, 2013, we had retired bonds and net property additions which would enable the issuance of at least $856.7 million principal amount of bonds if the annual interest requirements are met. However, based on the $1 billion limit on the principal amount of first mortgage bonds outstanding set forth by the EDE mortgage, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $417 million of new first mortgage bonds. As of December 31, 2013, we are in compliance with all restrictive covenants of the EDE Mortgage.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

EDG Mortgage Indenture

        The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1. As of December 31, 2013, this test would allow us to issue approximately $15.8 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

        Our long-term debt obligations over the next five years are as follows (in thousands):

	Payments Due By Period
Long-Term Debt Payout Schedule (Excluding Unamortized Discount (in thousands)	Total	Regulated Entity Debt Obligations	Capital Lease Obligations
2014	$274	$—	$274
2015	292	—	292
2016	25,308	25,000	308
2017	325	—	325
2018	90,347	90,000	347
Thereafter	627,895	625,000	2,895

Total long-term debt obligations	744,441	$740,000	$4,441

Less current obligations and unamortized discount	1,013

TOTAL LONG-TERM DEBT	$743,428

7.     SHORT-TERM BORROWINGS

        At December 31, 2013, total short-term borrowings consisted of $4.0 million in commercial paper and no borrowings from our line of credit. During 2013 and 2012 our short-term borrowings outstanding averaged (in millions)

	2013	2012
Average borrowings outstanding	$8.7	$17.8
Highest month end balance	$29.0	$55.7

        The weighted average interest rates and the weighted average interest rate of borrowings outstanding at December 31, 2013 and 2012 were:.

	2013	2012
Weighted average interest rate	0.69%	1.05%
Weighted average interest rate of borrowings outstanding	0.33%	0.91%

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        On January 17, 2012, we entered into the Third Amended and Restated Unsecured Credit Agreement which amended and restated our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010. This agreement extended the termination date of the revolving credit facility from January 26, 2013 to January 17, 2017. The agreement also removed the letter of credit facility and included a swingline loan facility with a $15 million swingline loan sublimit. The aggregate amount of the revolving credit commitments remains $150 million, inclusive of the $15 million swingline loan sublimit. In addition, the pricing and fees under the facility were amended. Interest on borrowings under the facility accrues at a rate equal to, at our option, (i) the highest of (A) the bank's prime commercial rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, plus a margin or (ii) one month, two month or three month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility is 1.25%. A facility fee is payable quarterly on the full amount of the commitments under the facility based on our current credit ratings (the fee is currently 0.20%). In addition, upon entering into the amended and restated facility, we paid an upfront fee to the revolving credit banks of $262,500 in the aggregate. There were no other material changes to the terms of the facility.

        The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of December 31, 2013, we are in compliance with these ratios. Our total indebtedness was 49.8% of our total capitalization as of December 31, 2013 and our EBITDA for 2013 was 5.3 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at December 31, 2013. However, $4.0 million was used to back up our outstanding commercial paper.

8.     RETIREMENT BENEFITS

        We record retirement benefits in accordance with the ASC guidance on accounting for pension and other postretirement benefits, and have recorded the appropriate liabilities to reflect the unfunded status of our benefit plans, with offsetting entries to a regulatory asset, because we believe it is probable the unfunded amount of these plans will be afforded rate recovery. Additionally, the MPSC agreed that the effects of purchase accounting entries related to pension and other post-retirement benefits would be recoverable in future rate proceedings. These amounts were recorded as regulatory assets and are being amortized. The tax effects of these entries are reflected as deferred tax assets and liabilities and regulatory liabilities.

        Annually we evaluate the discount rate, retirement age, compensation rate increases, expected return on plan assets and healthcare cost trend rate assumptions related to pension benefit and post-retirement medical plan. We utilize an interest rate yield curve to determine an appropriate discount rate. The yield curve is constructed based on the yields on over 500 high-quality, non-callable corporate bonds with maturities between zero and thirty years. A theoretical spot rate curve constructed from this yield curve is then used to discount the annual benefit cash flows of the Empire pension plan and develop a single point discount rate matching the plan's payout structure. In evaluating these assumptions, many factors are considered, including, current market conditions, asset allocations, changes in demographics and the views of leading financial advisors and economists. In evaluating the expected retirement age assumption, we

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

consider the retirement ages of past employees eligible for pension and medical benefits together with expectations of future retirement ages. It is reasonably possible that changes in these assumptions will occur in the near term and, due to the uncertainties inherent in setting assumptions, the effect of such changes could be material to the Company's consolidated financial statements. A roll forward technique is used to value the year ending pension obligations. The roll forward technique values the year-end obligation by rolling forward the beginning-of-year obligation using the demographic assumptions shown below. The economic assumptions are updated as of the end of the year. All of the benefit plans have been measured as of December 31, 2013, consistent with previous years. See Note 1.

Pensions

        Our noncontributory defined benefit pension plan includes all employees meeting minimum age and service requirements. The benefits are based on years of service and the employee's average annual basic earnings. During 2013 changes were made to the benefits calculation for all employees hired after January 1, 2014. The benefit for employees hired after this date will accrue based on a cash balance methodology, with an enhanced 401(k) contribution. Additionally, employees hired prior to January 1, 2014 will be given the option to convert to the cash balance formula, or remain with the average annual basic earnings formula which will now allow for a lump sum distribution, with a decision to be made by December 31, 2014. Additionally, during 2013, for a limited period of time, we permitted former participants with a vested benefit in the plan, to take a lump sum distribution of their benefit. Our actuary has considered these changes in the calculations below.

        Annual contributions to the plan are at least equal to the greater of either minimum funding requirements of ERISA or the accrued cost of the Plan, as required by the Missouri Public Service Commission. We also have a supplemental retirement program ("SERP") for designated officers of the Company, which we fund from Company funds as the benefits are paid.

        Our net pension liability decreased $49.2 million in 2013. The decrease was recorded as a decrease in regulatory assets as we believe it is probable of recovery through customer rates based on rate orders received in our jurisdictions. Our contribution is estimated to be approximately $12 million for 2014. We expect future pension funding commitments to continue at least at the level of our accrued cost, as required by our regulator. The actual minimum funding requirements will be determined based on the results of the actuarial valuations and, in the case of 2015, the performance of our pension assets during 2014.

        Expected benefit payments are as follows (in millions):

Year	Payments from Trust	Payments from Company Funds
2014	$19.6	$0.4
2015	20.5	0.4
2016	19.8	0.4
2017	20.7	0.5
2018	19.8	0.4
2019 – 2023	92.4	2.5

Other Postretirement Benefits (OPEB)

        We provide certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors through trusts we have established. Participants generally become eligible for

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

retiree healthcare benefits after reaching age 55 with 5 years of service. Employees hired after January 1, 2014 will be offered unsubsidized retiree healthcare benefits upon retirement.

        Our net liability decreased $20.8 million in 2013. The decrease was recorded as a reduction in regulatory assets as we believe it is probable of recovery through customer rates based on rate orders received in our jurisdictions. Our funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $3.0 million in 2014.

        Estimated benefit payments are as follows (in millions):

Year	Payments from Trust	Expected Federal Subsidy	Payments from Company Funds
2014	$2.5	$0.3	$0.1
2015	2.9	0.3	0.2
2016	3.2	0.4	0.2
2017	3.5	0.4	0.2
2018	3.8	0.5	0.2
2019 – 2023	23.2	3.2	0.9

        The following tables set forth the Company's benefit plans' projected benefit obligations, the fair value of the plans' assets and the funded status (in thousands).

Reconciliation of Projected Benefit Obligations:

	Pension		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Benefit obligation at beginning of year	$248,004	$215,088	$6,365	$4,863	$94,738	$83,226
Service cost	7,454	6,261	135	51	2,941	2,401
Interest cost	10,063	10,258	315	263	3,827	4,037
Net actuarial (gain)/loss	(23,300)	25,882	604	1,511	(12,767)	6,955
Plan participant's contribution	—	—	—	—	949	910
Benefits and expenses paid	(17,090)	(9,485)	(311)	(323)	(4,396)	(3,156)
Federal subsidy	—	—	—	—	40	365

Benefit obligation at end of year	$225,131	$248,004	$7,108	$6,365	$85,332	$94,738

Reconciliation of Fair Value of Plan Assets:

	Pension		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$160,175	$140,975	$—	$—	$67,667	$58,384
Actual return on plan assets — gain/(loss)	27,260	17,562	—	—	10,361	7,148
Employer contribution	16,202	11,123	—	—	4,360	3,970
Benefits paid	(17,090)	(9,485)	—	—	(4,229)	(3,045)
Plan participant's contribution	—	—	—	—	901	864
Federal subsidy	—	—	—	—	38	346

Fair value of plan assets at end of year	$186,547	$160,175	$—	$—	$79,098	$67,667

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Reconciliation of Funded Status:

	Pension		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Fair value of plan assets	$186,547	$160,175	$—	$—	$79,098	$67,667
Projected benefit obligations	(225,131)	(248,004)	(7,108)	(6,365)	(85,332)	(94,738)

Funded status	$(38,584)	$(87,829)	$(7,108)	$(6,365)	$(6,234)	$(27,071)

        The employee pension plan accumulated benefit obligation at December 31, 2013 and 2012 is presented in the following table (in thousands):

	Pension Benefits		SERP
	2013	2012	2013	2012
Accumulated benefit obligation	$201,258	$219,659	$5,702	$6,014

        Amounts recognized in the balance sheet consist of (in thousands):

	Pension		SERP		OPEB
	2013	2012	2013	2012	2013	2012
Accounts Payable and Accrued Liabilities	$—	$—	$372	$313	$147	$144
Pension and other postretirement benefit obligation	$38,584	$87,829	$6,736	$6,052	$6,087	$26,927

        Net periodic benefit pension cost for 2013, 2012 and 2011, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset (see Note 3), is comprised of the following components (in thousands):

Net Periodic Pension Benefit Cost:

	Pension			OPEB
	2013	2012	2011	2013	2012	2011
Service cost	$7,454	$6,261	$5,596	$2,941	$2,401	$2,266
Interest cost	10,063	10,258	10,405	3,827	4,037	4,383
Expected return on plan assets	(12,428)	(12,309)	(11,139)	(4,353)	(4,135)	(4,157)
Amortization of prior service cost(1)	532	531	532	(1,011)	(1,011)	(1,011)
Amortization of actuarial loss(1)	10,445	7,935	5,494	2,261	1,661	1,762

Net periodic benefit cost	$16,066	$12,676	$10,888	$3,665	$2,953	$3,243

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Net Periodic Pension Benefit Cost:

	SERP
	2013	2012	2011
Service cost	$135	$51	$93
Interest cost	315	263	183
Expected return on plan assets	—	—	—
Amortization of prior service cost(1)	(8)	(8)	(8)
Amortization of actuarial loss(1)	567	389	171

Net periodic benefit cost	$1,009	$695	$439

(1)
Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

        The tables below present the activity in the regulatory asset accounts for the year (in thousands).

		Amount Recognized
Regulatory Assets	Beginning Balance 12/31/12	Current Year Actuarial (Gain)/Loss	Amortization of Actuarial Loss	Amortization of Prior Service (Cost)/Credit	Ending Balance 12/31/13
Pension	$105,818	(38,132)	(10,445)	(532)	$56,709
SERP	$4,143	604	(567)	8	$4,188
OPEB	$20,311	(18,776)	(2,261)	1,011	$285

		Amount Recognized
Regulatory Assets	Beginning Balance 12/31/11	Current Year Actuarial Loss	Amortization of Actuarial Loss	Amortization of Prior Service (Cost)/Credit	Ending Balance 12/31/12
Pension	$93,656	20,628	(7,935)	(531)	$105,818
SERP	$3,012	1,512	(389)	8	$4,143
OPEB	$17,020	3,941	(1,661)	1,011	$20,311

        The following table presents the amount of net actuarial gains / losses, transition obligations / assets and prior period service costs in regulatory assets not yet recognized as a component of net periodic benefit cost. It also shows the amounts expected to be recognized in the subsequent year. The following table presents those items for the employee pension plan and other benefits plan at December 31, 2013, and the subsequent twelve-month period (in thousands):

	Pension Benefits		SERP		OPEB
	2013	Subsequent Period	2013	Subsequent Period	2013	Subsequent Period
Net actuarial loss	$55,261	$6,595	$4,210	$421	$3,879	$914
Prior service cost (benefit)	1,448	418	(22)	(8)	(3,594)	(1,011)

Total	$56,709	$7,013	$4,188	$413	$285	$(97)

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits		OPEB
	2013	2012	2013	2012
Discount rate	4.90%	4.00%	5.00%	4.11%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

Weighted-average assumptions used to determine the net benefit cost (income) as of January 1:

	Pension Benefits			OPEB
	2013	2012	2011	2013	2012	2011
Discount rate	4.00%	4.70%	5.50%	4.11%	4.90%	5.50%
Expected return on plan assets	7.75%	7.90%	8.00%	6.52%	6.65%	7.00%
Rate of compensation increase	3.50%	3.50%	4.50%	3.50%	3.50%	4.50%

        The expected long-term rate of return assumption was based on historical return and adjusted to estimate the potential range of returns for the current asset allocation. The assumed 2013 cost trend rate used to measure the expected cost of healthcare benefits and benefit obligation is 7.5%. Each trend rate decreases 0.50% through 2019 to an ultimate rate of 5.0% in 2019 and subsequent years.

        The healthcare cost trend rate affects projected benefit obligations. A 1% change in assumed healthcare cost growth rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,450	$(1,115)
Effect on post-retirement benefit obligation	$14,027	$(11,179)

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

        Common/Collective trusts:    Valued at the fair value based on audited financials of the trusts.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

        During 2013 we approved a change in investment strategy for the pension plan. The strategy, referred to as a de-risking glide path, seeks to increase the fixed income allocation as the plan's funded status improves. As the pension plan reaches set funded status milestones, the plan's assets will be rebalanced to shift more assets from equity to fixed income. The current target allocations for plan assets are approximately 70% return seeking assets, and approximately 30% long duration bonds.

        The following fair value hierarchy table presents information about the pension fund assets measured at fair value as of December 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Short term investments	$74	$—	$—	$74	0.1%
Equity securities
Common collective trusts	—	104,713	—	104,713	56.1%
Fixed income
Common collective trust	—	45,031	—	45,031	24.1%
Other types of investments
Equity long/short hedge funds	—		36,729	36,729	19.7%

	$74	$149,744	$36,729	$186,547	100.0%

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Short term investments	$—	$2,398	$—	$2,398	1.5%
Equity securities
U.S. equity	63,655	—	—	63,655	39.7%
International equity	22,074	—	—	22,074	13.8%
Fixed income
Common collective trust	—	26,110	—	26,110	16.3%
U.S. corporate debt	—	15,518	—	15,518	9.7%
U.S. government debt	1,535	—	—	1,535	1.0%
Other types of investments
Equity long/short hedge funds	—	—	28,885	28,885	18.0%

	$87,264	$44,026	$28,885	$160,175	100.0%

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — December 31,

	2013	2012
	Equity long/short hedge funds	Equity long/short hedge funds
Beginning Balance, January 1,	$28,885	$27,419
Actual return on plan assets:
Relating to assets still held at the reporting date	(356)	1,466
Relating to assets sold during the period	4,583	—
Purchases	26,500	—
Sales	(22,883)	—
Settlements	—	—
Transfers into and (out of) Level 3	—	—

Ending Balance, December 31,	$36,729	$28,885

Permissible Investments

        Listed below are the investment vehicles specifically permitted:

Permissible Investments

Equity Oriented		Fixed Income Oriented and Real Estate
•	Common Stocks	•	Bonds
•	Preferred Stocks	•	GICs, BICs
•	Convertible Preferred Stocks	•	Corporate Bonds (minimum quality rating
•	Convertible Bonds		of Baa or BBB)
•	Covered Options	•	Cash-Equivalent Securities (e.g., U.S.
•	Hedged Equity Funds of Funds		T-Bills, Commercial Paper, etc.)
		•	Certificates of Deposit in institutions with FDIC/FSLIC protection
		•	Money Market Funds / Bank STIF Funds
		•	Real Estate — Publicly Traded

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The above assets can be held in commingled (mutual) funds as well as privately managed separate accounts.

        Those investments prohibited by the Investment Committee without prior approval are:

Prohibited Investments Requiring Pre-approval

•	Privately Placed Securities	•	Warrants
•	Commodities Futures	•	Short Sales
•	Securities of Empire District	•	Index Options
•	Derivatives

OPEB

        The Company's primary investment goals for the component of the OPEB fund used to pay current benefits are liquidity and safety. The primary investment goals for the component of the OPEB fund used to accumulate funds to provide for payment of benefits after the retirement of plan participants are preservation of the fund with a reasonable rate of return. The target allocations for plan assets are 0% – 10% cash and cash equivalents, 40% – 60% fixed income securities and 40% – 60% in equity. The following fair value hierarchy table presents information about the OPEB fund assets measured at fair value as of December 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Cash and cash equivalents	$1,317	$—	$—	$1,317	1.7%
Fixed income
U.S. corporate debt	—	17,592	—	17,592	22.2%
Foreign debt	—	2,871	—	2,871	3.6%
Mutual funds — fixed income	8,325	—	—	8,325	10.5%
Equity securities
U.S. equity	27,779	—	—	27,779	35.1%
International equity	9,316	—	—	9,316	11.8%
Mutual funds — equity	11,633	—	—	11,633	14.7%

	$58,370	$20,463	$—	78,833

Accrued interest & dividends				265	0.4%

				$79,098	100%

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Cash and cash equivalents	$895	$—	$—	$895	1.3%
Fixed income
U.S. government debt	729	—	—	729	1.1%
U.S. corporate debt	—	19,437	—	19,437	28.7%
Foreign debt	—	2,250	—	2,250	3.3%
Mutual funds — fixed income	3,914	—	—	3,914	5.8%
Equity securities
U.S. equity	20,795	—	—	20,795	30.7%
International equity	1,548	—	—	1,548	2.3%
Mutual funds — equity	17,818	—	—	17,818	26.3%

	$45,699	$21,687	$—	67,386

Accrued interest & dividends				281	0.5%

				$67,667	100%

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        Listed below are those investments prohibited by the Investment Committee:

Prohibited Investments

•	Privately Placed Securities	•	Margin Transactions
•	Commodities Futures	•	Short Sales
•	Securities of Empire District	•	Index Options
•	Derivatives	•	Real Estate and Real Property
•	Instrumentalities in violation of the Prohibited Transactions Standards of ERISA	•	Restricted Stock

9.     INCOME TAXES

        Income tax expense components for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Current income taxes:
Federal	$6,726	$1,552	$(8,604)
State	2,495	708	(2,120)

TOTAL	9,221	2,260	(10,724)
Deferred income taxes:
Federal	24,954	28,210	39,096
State	3,554	4,018	6,297

TOTAL	28,508	32,228	45,393
Investment tax credit amortization	(237)	(329)	(371)

TOTAL INCOME TAX EXPENSE	$37,492	$34,159	$34,298

Deferred Income Taxes

        Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows (in thousands):

	December 31,
Deferred Income Taxes	2013	2012
Current deferred tax assets, net(1)	$7,222	$13,000
Non-current deferred tax liabilities, net	324,266	301,967

NET DEFERRED TAX LIABILITIES	$317,044	$288,967

(1)
Current deferred tax assets are included in prepaid expenses and other on the balance sheets.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        Temporary differences related to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
Temporary Differences	2013	2012
Deferred tax assets:
Net operating loss	$—	$13,000
Disallowed plant costs	1,841	1,010
Gains on hedging transactions	1,324	1,389
Plant related basis differences	23,344	21,571
Regulated liabilities related to income taxes	13,576	13,871
Pensions and other post-retirement benefits	544	693
Carry forward of income tax credit	6,374	3,722
Other	1,633	2,262

Total deferred tax assets	$48,636	$57,518

Deferred tax liabilities:
Depreciation, amortization and other plant related differences	$297,175	$279,604
Regulated assets related to income	37,806	39,553
Loss on reacquired debt	4,085	4,489
Amortization of intangibles	8,089	7,009
Deferred construction accounting costs	6,977	7,323
Other	11,548	8,507

Total deferred tax liabilities	365,680	346,485

NET DEFERRED TAX LIABILITIES	$317,044	$288,967

Effective Income Tax Rates

        The difference between income taxes and amounts calculated by applying the federal legal rate to income tax expense for continuing operations were as follows:

Effective Income Tax Rates	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit)	3.1	3.1	3.1
Investment tax credit amortization	(0.2)	(0.4)	(0.4)
Effect of ratemaking on property related differences	(1.1)	(0.2)	0.2
Other	0.3	0.5	0.5

EFFECTIVE INCOME TAX RATE	37.1%	38.0%	38.4%

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Unrecognized Tax Benefits	2013	2012	2011
Unrecognized tax benefits — January 1,	$—	$—	$359,000
The gross amounts of increases in unrecognized tax benefits taken during prior periods	—	—	—
The gross amounts of decreases in unrecognized tax benefits taken during the period relating to positions accepted by taxing authorities	—	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	(359,000)

UNRECOGNIZED TAX BENEFITS — December 31,	$—	$—	$—

        We do not expect any significant changes to our unrecognized tax benefits over the next twelve months. The reserve balance related to unrecognized tax benefits as of December 31, 2010 was $359,000. With the expiration of the statute of limitations on these unrecognized tax benefits on September 15, 2011, there are no unrecognized tax benefits at December 31, 2013, 2012 and 2011.

        We received $17.7 million, of investment tax credits based on our investment in Iatan 2. We utilized $0.7 million of these credits when preparing our 2012 tax return. We expect to utilize approximately $10.7 million of these credits on our 2013 tax return. We expect to use the remaining credits on our 2014 tax return. The tax credit will have no significant income statement impact as the credits will flow to our customers as we amortize the tax credits over the life of the plant.

        The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. The Act restored several expired business tax provisions, including bonus depreciation for 2013. The Company's 2014 tax payments are expected to be higher than 2013 due to the expiration of bonus depreciation. However, the Company expects to utilize investment tax credits noted above to partially offset the 2014 payments.

        On September 13, 2013, the IRS and the Treasury Department released final regulations under Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property. These regulations apply to tax years beginning on or after January 1, 2014, and the Company plans to utilize the book capitalization method as allowable under the final regulations. The Company expects an immaterial impact to the effective tax rate.

10.   COMMONLY OWNED FACILITIES

        We own a 12% undivided interest in the coal-fired Units No. 1 and No. 2 at the Iatan Generating Station located near Weston, Missouri, 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. At December 31, 2013 and 2012, our property, plant and equipment accounts included the amounts in the following chart (in millions):

Iatan	2013	2012
Cost of ownership in plant in service	$367.1	$364.1
Accumulated Depreciation	$91.1	$83.2
Expenditures(1)	$31.6	$30.0

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        We and Westar Generating, Inc, ("WGI"), a subsidiary of Westar Energy, Inc., share joint ownership of a nominal 500-megawatt combined cycle unit at the State Line Power Plant (the "State Line Combined Cycle Unit"). We are responsible for the operation and maintenance of the State Line Combined Cycle Unit, and are entitled to 60% of the available capacity and are responsible for approximately 60% of its costs. At December 31, 2013 and 2012, our property, plant and equipment accounts included the amounts in the following chart (in millions):

State Line Combined Cycle Unit	2013	2012
Cost of ownership in plant in service	$163.3	$164.4
Accumulated Depreciation	$37.0	$36.7
Expenditures(1)	$52.6	$42.7

(1)
Operating, maintenance, and fuel expenditures excluding depreciation expense.

        We own a 7.52% undivided interest in the coal-fired Plum Point Energy Station located near Osceola, Arkansas. We are entitled to 7.52% of the station's capacity, and are obligated to pay for that percentage of the station's operating costs. At December 31, 2013 and 2012, our property, plant and equipment accounts included the amounts in the following chart (in millions):

Plum Point Energy Station	2013	2012
Cost of ownership in plant in service	$108.2	$108.0
Accumulated Depreciation	$7.3	$4.9
Expenditures(1)	$11.3	$7.8

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

(in millions)	Firm physical gas and transportation contracts	Coal and coal transportation contracts
January 1, 2014 through December 31, 2014	$24.9	$23.8
January 1, 2015 through December 31, 2016	$31.4	$28.8
January 1, 2017 through December 31, 2018	$30.2	$22.6
January 1, 2019 and beyond	$45.9	$11.3

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

        The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit's capacity. We also have a long-term (30 year) agreement for the purchase of capacity from Plum Point. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. At this time it is not our intention to exercise this option. Rather, we intend to continue to meet our demand and capacity requirements with the continuation of this long-term purchased power agreement. Commitments under this agreement are approximately $297.2 million through August 31, 2039, the end date of the agreement.

        We have a 20-year purchased power agreement, which began on December 15, 2008, with Cloud County Windfarm, LLC, owned by EDP Renewables North America LLC, Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm located in Cloud County, Kansas. We do not own any portion of the windfarm. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $14.6 million based on a 20-year average cost.

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

        See "Environmental Matters" below for more information and for project costs for both of these projects.

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

        The gross amount of assets recorded under capital leases total $5.5 million at December 31, 2013.

        Our lease obligations over the next five years are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$553	$764
2015	553	722
2016	549	720
2017	547	681
2018	546	646
Thereafter	3,553	485

Total minimum payments	6,301	$4,018
Less amount representing interest	1,860

Present value of net minimum lease payments	$4,441

        Expenses incurred related to operating leases were $0.8 million, $0.9 million and $1.0 million for 2013, 2012, and 2011, respectively, excluding payments for wind generated purchased power agreements. The accumulated amount of amortization for our capital leases was $1.3 million and $1.0 million at December 31, 2013 and 2012, respectively.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Electric Segment

        The Federal Clean Air Act (CAA) and comparable state laws regulate air emissions from stationary sources such as electric power plants through permitting and/or emission control and related requirements. These requirements include maximum emission limits on our facilities for sulfur dioxide (SO2), particulate matter, nitrogen oxides (NOx), carbon monoxide (CO), and hazardous air pollutants including mercury. In the future they will include limits on greenhouse gases (GHG) such as carbon dioxide (CO2).

Compliance Plan

        In order to comply with current and forthcoming environmental regulations, Empire is taking actions to implement its compliance plan and strategy (Compliance Plan). The Mercury Air Toxic Standards (MATS) and the Clean Air Interstate Rule (CAIR) and its subsequent replacement rule, both regulations which we discuss further below, are the drivers behind our Compliance Plan and its implementation schedule. The MATS, which was published for power plants by the Environmental Protection Agency (EPA) in 2011, requires reductions in mercury, acid gases and other emissions considered hazardous air pollutants (HAPS). It became effective in April 2012 and requires full compliance by April 16, 2015 (with flexibility for extensions for reliability reasons). The Cross State Air Pollution Rule (CSAPR — formerly the Clean Air Transport Rule, or CATR) was first proposed by the EPA in July 2010 as a replacement of CAIR and was set to take effect on January 1, 2012. CSAPR was stayed in late December 2011, then vacated by court order in August 2012. Consequently, CAIR will remain in effect until a valid replacement is developed by the EPA. We anticipate compliance costs associated with the MATS and CAIR (or its subsequent replacement) regulations to be recoverable in our rates.

        Our Compliance Plan largely follows the preferred plan presented in our Integrated Resource Plan (IRP), filed in mid-2013 with the MPSC. As described above under New Construction, we are in the process of installing a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112.0 million to $130.0 million, excluding AFUDC. Construction costs through December 31, 2013 were $83.6 million for the project to date, excluding AFUDC. This addition required the retirement of Asbury Unit 2, a steam turbine rated at 14 megawatts that was used for peaking purposes. Asbury Unit 2 was retired on December 31, 2013.

        In September 2012, we completed the transition of our Riverton Units 7 and 8 from operation on coal and natural gas to operating completely on natural gas. Riverton Units 7 and 8, along with Riverton Unit 9, a small combustion turbine that requires steam from Unit 7 or 8 for start-up, will be retired upon the conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit. This conversion is currently scheduled to be completed in mid-2016 at a cost estimated to range from $165 million to $175 million, excluding AFUDC. This amount is included in our five-year capital expenditure plan. Construction costs, consisting of pre-engineering and site preparation activities thus far, through December 31, 2013 were $13 million for 2013 and $13.6 million for the project to date, excluding AFUDC.

Air Emissions

        The CAA regulates the amount of NOx and SO2 an affected unit can emit. As currently operated, each of our affected units is in compliance with the applicable NOx and SO2 limits. Currently, NOx emissions are regulated by the CAIR and National Ambient Air Quality Standard (NAAQS) rules for ozone (discussed below). SO2 emissions are currently regulated by the Title IV Acid Rain Program and the

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

CAIR. The EPA is expected to propose a CSAPR replacement, which if finalized and upheld, would also replace CAIR. In the meantime, both the Title IV Acid Rain Program and CAIR will remain in effect.

CAIR:

        The CAIR generally calls for fossil-fueled power plants greater than 25 megawatts to reduce emission levels of SO2 and/or NOx in 28 eastern states and the District of Columbia, including Missouri, where our Asbury, Energy Center, State Line and Iatan Units No. 1 and No. 2 are located. Kansas was not included in CAIR and our Riverton Plant was not affected. Arkansas, where our Plum Point Plant is located, was included for ozone season NOx but not for SO2.

        SO2 allowance allocations under the Title IV Acid Rain Program are used for compliance in the CAIR SO2 Program. Based on current SO2 allowance usage projections, we expect to have sufficient allowances to take us through 2018. Pursuant to the CAIR regulations, we had excess NOx allowances during 2013 which were banked for future use and will be sufficient for compliance through at least the middle of 2015.

Mercury Air Toxics Standard (MATS):

        As described above, the MATS standard became effective in April 2012, and requires compliance by April 2015 (with flexibility for extensions for reliability reasons). For all existing and new coal-fired electric utility steam generating units (EGUs), the MATS standard will be phased in over three years, and allows states the ability to give facilities a fourth year to comply. On March 28, 2013, the EPA finalized updates to certain emission limits for new power plants under the MATS. The new standards affect only new coal and oil-fired power plants that will be built in the future. The update does not change the final emission limits or other requirements for existing power plants.

National Ambient Air Quality Standards (NAAQS):

        Under the CAA, the EPA sets NAAQS for certain emissions considered harmful to public health and the environment, including particulate matter (PM), NOx, CO, SO2, and ozone which result from fossil fuel combustion. Our facilities are currently in compliance with all applicable NAAQS.

        In January 2013, the EPA finalized the revised PM 2.5 primary annual standard at 12 ug/m3 (micrograms per cubic meter of air). States are required to meet the primary standard in 2020. The standard should have no impact on our existing generating fleet because the regional ambient monitor results are below the PM 2.5 required level. However, the PM 2.5 standards could impact future major modifications/construction projects that require additional permits.

        Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. Based on the current standard, our service territory is designated as attainment, meaning that it is in compliance with the standard. A revised Ozone NAAQS is expected to be proposed by the EPA in early 2014.

Greenhouse Gases (GHGs):

        Under regulations known as the Tailoring Rule, the EPA regulates carbon dioxide and other GHG emissions from certain stationary sources. EDE and EDG's GHG emissions for 2011, 2012, and 2013 have been reported to the EPA as required by the Tailoring Rule.

        In addition to the Tailoring Rule, there are a number of federal and state regulatory initiatives aimed at the regulation of GHGs. However, because of the uncertainties regarding future GHG regulation

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

(discussed below), the ultimate cost of compliance cannot be determined at this time. In any case, we expect the cost of complying with any such regulations to be recoverable in our rates.

        In April 2012, the EPA proposed a Carbon Pollution Standard for new power plants to limit the amount of carbon emitted by EGUs. This standard was rescinded, and a re-proposal of standards of performance for affected fossil fuel-fired EGUs was published in January 2014. The proposed rule applies only to new EGUs and sets separate standards for natural gas-fired combustion turbines and for fossil fuel-fired utility boilers. The proposal would not apply to existing units, including modifications such as those required to meet other air pollution standards which are currently being undertaken at our Asbury facility and at the Riverton facility with the conversion of simple cycle Unit 12 to combined cycle.

        In response to President Obama's June 2013 memorandum to the EPA regarding carbon pollution standards for the power industry, the EPA is undertaking a process to identify approaches to establish GHG standards for currently operating power plants. The memorandum requested that the EPA issue proposed GHG standards, for modified, reconstructed, and existing power plants by June 1, 2014; issue final standards, regulations, or guidelines, for modified, reconstructed, and existing power plants by June 1, 2015; and include in the guidelines addressing existing power plants a requirement that states submit implementation plans to the EPA by June 30, 2016. In October 2013, the U.S. Supreme Court agreed to review an appeals court decision that said the EPA could regulate GHG emissions from fixed sources based on a previous decision on GHG emissions from cars.

        In addition, certain states in which we have EGUs have taken steps to develop cap and trade programs and/or other regulatory systems to measure and report Carbon Dioxide Equivalent (CO2e) emissions that may or may not be more stringent than any federal requirements. However, at this time such states are not proposing regulatory systems pending federal legislative developments.

Water Discharges

        We operate under the Kansas and Missouri Water Pollution Plans pursuant to the Federal Clean Water Act (CWA). Our plants are in material compliance with applicable regulations and have received all necessary discharge permits.

        The Riverton Units 7 and 8 and Iatan Unit 1, which utilize once-through cooling water, were affected by regulations for Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) Phase II. In 2007, the United States Court of Appeals remanded key sections of these CWA regulations to the EPA. The EPA suspended the regulations. Following a series of court approved delays; the EPA was obligated to finalize the rule by January 14, 2014, a deadline the EPA missed but which may again be extended. We will not know the full impact of these rules until they are finalized. If adopted in their present form, we expect the regulations to have a limited impact at Riverton. The retirement of units 7 and 8 is scheduled in 2016. A new intake structure design and cooling tower will be constructed as part of the Unit 12 conversion at Riverton. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Our new Iatan Unit 2 and Plum Point Unit 1 are covered by the proposed regulation, but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally impacted by the final rule.

Surface Impoundments

        We own and maintain coal ash impoundments located at our Riverton and Asbury Power Plants. Additionally, we own a 12% interest in a coal ash impoundment at the Iatan Generating Station and a 7.52% interest in a coal ash impoundment at Plum Point. On April 19, 2013, the EPA signed a notice of

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

        In June 2010, the EPA proposed to regulate coal combustion residuals (CCRs) under the Federal Resource Conservation and Recovery Act (RCRA). In the proposal, the EPA presented two options: (1) regulation of CCR under RCRA subtitle C as a hazardous waste and (2) regulation of CCR under RCRA subtitle D as a non-hazardous waste. It is anticipated that the final regulation will be published in 2014. We expect compliance with either option to result in the need to construct a new landfill and the conversion of existing ash handling from a wet to a dry system(s) at a potential cost of up to $15 million at our Asbury Power Plant. This preliminary estimate will likely change based on the final CCR rule and its requirements. We expect resulting costs to be recoverable in our rates.

        As a result of the transition from coal to natural gas fuel for Riverton Units 7 and 8, closure of the Riverton ash impoundment is in progress in compliance with Kansas regulations. We expect to complete the closure in early 2014. We have received preliminary permit approval in Missouri for a new utility waste landfill adjacent to the Asbury plant. Construction of the new landfill is expected in 2016.

Renewable Energy

        Missouri regulations currently require Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of purchased power agreements with Cloud County Windfarm, LLC, located in Cloud County, Kansas and Elk River Windfarm, LLC, located in Butler County, Kansas. The regulations also require that 2% of the energy from renewable energy sources must be solar; however, we are exempted by statute from that solar requirement. On January 30, 2013, a complaint was filed with the MPSC by Renew Missouri and others regarding several aspects of our 2011 Renewable Energy Standard (RES) Compliance Report and our 2012 – 2014 RES Compliance Plan. That complaint also again raised a challenge to our statutory exemption from the solar requirement. In two separate orders, in late 2013, the MPSC granted our motions to dismiss all counts of the complaint against Empire. On January 3, 2014, the Commission issued an order denying the complainants' application for rehearing on all issues related to their challenge of the solar exemption statute.

        Kansas established a renewable portfolio standard (RPS), effective November 19, 2010. It requires 10% of our Kansas retail customer peak capacity requirements to be sourced from renewables in 2012, increasing to 15% by 2016, and 20% by 2020. We are currently in compliance with this regulatory requirement as a result of purchased power agreements with Cloud County Windfarm, LLC, located in Cloud County, Kansas and Elk River Windfarm, LLC, located in Butler County, Kansas. In addition, there are several proposals currently before the U.S. Congress to adopt a nationwide RPS.

12. SEGMENT INFORMATION

        We operate our business as three segments: electric, gas and other. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company is our wholly owned subsidiary formed to provide gas distribution service in Missouri. The other segment consists of our non-regulated businesses which is primarily our fiber optics business.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the year ended December 31,
	2013
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Revenues	$536,413	$50,041	$9,147	$(1,271)	$594,330
Depreciation and amortization	63,659	3,709	1,938	—	69,306
Federal and state income taxes	34,478	1,484	1,530	—	37,492
Operating income	90,984	6,194	2,485	—	99,663
Interest income	537	115	8	(94)	566
Interest expense	37,683	3,890	—	(94)	41,479
Income from AFUDC (debt and equity)	5,910	30	—	—	5,940
Income from continuing operations	$58,603	$2,355	$2,487	$—	$63,445
Capital Expenditures	$153,401	$4,419	$2,388	$—	$160,208

	2012
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Revenues	$510,653	$39,849	$7,187	$(592)	$557,097
Depreciation and amortization	55,312	3,598	1,537	—	60,447
Federal and state income taxes	32,266	789	1,104	—	34,159
Operating income	89,445	5,005	1,771	—	96,221
Interest income	946	323	7	(304)	972
Interest expense	37,866	3,905	—	(304)	41,467
Income from AFUDC (debt and equity)	1,918	10	—	—	1,928
Income from continuing operations	$52,631	$1,256	$1,794	$—	$55,681
Capital Expenditures	$140,117	$3,571	$2,599	$—	$146,287

	2011
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Revenues	$524,276	$46,430	$6,756	$(592)	$576,870
Depreciation and amortization	58,236	3,494	1,807	—	63,537
Federal and state income taxes	31,643	1,676	979	—	34,298
Operating income	88,590	6,514	1,830	—	96,934
Interest income	554	259	—	(258)	555
Interest expense	37,860	3,910	8	(258)	41,520
Income from AFUDC (debt and equity)	509	3	—	—	512
Income from continuing operations	$50,670	$2,709	$1,592	$—	$54,971
Capital Expenditures	$93,499	$4,122	$3,556	$—	$101,177

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

	December 31, 2013
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information:
Total assets	$2,034,234	$123,736	$31,306	$(44,231)	$2,145,045

	December 31, 2012
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information:
Total assets	$2,034,399	$148,814	$28,871	$(85,715)	$2,126,369

(1)
Includes goodwill of $39,492 at December 31, 2013 and 2012.

13.   SELECTED QUARTERLY INFORMATION (UNAUDITED)

        The following is a summary of quarterly results for 2013 and 2012 (dollars in thousands except per share amounts):

	Quarters
Quarterly Results for 2013	First	Second	Third	Fourth
Operating revenues	$151,140	$136,646	$157,486	$149,058
Operating income	$21,858	$21,110	$32,896	$23,799
Net Income	$12,630	$11,658	$23,996	$15,162
Basic and Diluted Earnings Per Share	$0.30	$0.27	$0.56	$0.35

	Quarters
Quarterly Results for 2012	First	Second	Third	Fourth
Operating revenues	$137,144	$131,632	$159,202	$129,119
Operating income	$20,810	$20,762	$35,282	$19,367
Net Income	$9,804	$10,708	$25,542	$9,627
Basic and Diluted Earnings Per Share	$0.23	$0.25	$0.60	$0.23

        The sum of the net income and quarterly earnings per share of common stock may not equal the net income and earnings per share of common stock as computed on an annual basis due to rounding.

14.   RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

        We engage in hedging activities in an effort to minimize our risk from volatile natural gas prices and power cost risk associated with exposure to congestion costs. We enter into both physical and financial contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to a range of predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and gain predictability. Beginning in 2013, we also acquire Transmission Congestion Rights (TCR) in an attempt to lessen the cost of power we will purchase from the SPP Integrated Market due to congestion costs. TCRs entitle the holder to a stream of revenues (or charges) based on the day-ahead congestion on the TCR path. TCRs can be purchased or self-converted using rights allocated based on prior investments made in the transmission system. We recognize that if risk is not timely and adequately balanced or if counterparties fail to perform contractual obligations, actual results could differ materially from intended results.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        All derivative instruments are recognized at fair value on the balance sheet with the unrealized losses or gains from derivatives used to hedge our fuel and purchased power costs in our electric segment recorded in regulatory assets or liabilities. All gains and losses from derivatives related to the gas segment are also recorded in regulatory assets or liabilities. This is in accordance with the ASC guidance on regulated operations, given that those regulatory assets and liabilities are probable of recovery through our fuel adjustment mechanism.

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

        As of December 31, 2013 and 2012, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments held as of December 31, (in thousands):

ASSET DERIVATIVES

Non-designated hedging instruments due to regulatory accounting		2013	2012
	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$35	$3
	Non-current assets and deferred charges — Other	—	17
Natural gas contracts, electric segment	Current assets	467	93
	Non-current assets and deferred charges — Other	41	174
Transmission congestion rights, electric segment	Current assets	1,967	—

Total derivatives assets		$2,510	$287

LIABILITY DERIVATIVES

Non-designated as hedging instruments due to regulatory accounting		2013	2012
	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$8	$104
	Non-current liabilities and deferred credits	—	—
Natural gas contracts, electric segment	Current liabilities	1,881	3,299
	Non-current liabilities and deferred credits	2,799	3,819
Transmission congestion rights, electric segment	Current liabilities	—	—

Total derivatives liabilities		$4,688	$7,222

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Electric

        At December 31, 2013, approximately $1.9 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

        There were no "mark-to-market" pre-tax gains/(losses) from ineffective portions of our hedging activities for the electric segment for the years ended December 31, 2013 and 2012, respectively.

        The following tables set forth "mark-to-market" pre-tax gains/ (losses) from non-designated derivative instruments for the electric segment for each of the years ended December 31, (in thousands):

Non-Designated Hedging Instruments — Due to Regulatory Accounting Electric Segment

		Amount of Gain/(Loss) Recognized on Balance Sheet
	Balance Sheet Classification of Gain/(Loss) on Derivative	2013	2012
Commodity contracts — electric segment	Regulatory (assets)/liabilities	$(338)	$(2,448)
Transmission congestion rights — electric segment	Regulatory (assets)/liabilities	1,967	—

Total — Electric Segment		$1,629	$(2,448)

Non-Designated Hedging Instruments — Due to Regulatory Accounting Electric Segment

		Amount of Gain/(Loss) Recognized in Income on Derivative
	Statement of Operations Classification of Loss on Derivative	2013	2012
Commodity contracts	Fuel and purchased power expense	$(2,725)	$(3,985)
Transmission congestion rights — electric segment	Fuel and purchased power expense	81	—

Total — Electric Segment		$(2,644)	$(3,985)

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

        At December 31, 2013, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for 2014 and the next four years are hedged at the following average prices per Dekatherm (Dth):

Year	% Hedged	Dth Hedged Physical	Dth Hedged Financial	Average Price
2014	61%	1,560,000	4,640,000	$4.411
2015	41%	—	4,010,000	$4.578
2016	22%	—	2,100,000	$4.415
2017	10%	—	1,050,000	$4.430
2018	0%	—	—	$—

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

        At December 31, 2013, the following transmission congestion rights (TCR) have been obtained from TCR auctions to hedge congestion costs in the SPP Integrated Market:

Year	Monthly MWH Hedged	$ Value
2014	1,918	$1,966,846

Gas

        We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of December 31, 2013 we had 0.9 million Dths in storage on the three pipelines that serve our customers. This represents 47% of our storage capacity.

        The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the ACA year at September 1 and illustrates our hedged position as of December 31, 2013 (Dth in thousands).

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	240,000	—	948,850	59%
Second	Up to 50%	—	—	—	—
Third	Up to 20%	—	—	—	—

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The following table sets forth "mark-to-market" pre-tax gains / (losses) from derivatives not designated as hedging instruments for the gas segment for the years ended December 31, (in thousands):

Non-Designated Hedging Instruments Due to Regulatory Accounting — Gas Segment

		Amount of Loss Recognized on Balance Sheet
	Balance Sheet Classification of Loss on Derivative	2013	2012
Commodity contracts	Regulatory assets	$(5)	$(461)

Total — Gas Segment		$(5)	$(461)

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

        Our Transmission congestion rights positions (TCR), which are acquired on the SPP Integrated Market, are valued using the most recent monthly auction clearing prices. Our commodity contracts are valued using the market value approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of December 31, 2013:

Fair Value Measurements at Reporting Date Using

($ in 000's) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Derivative assets	$2,510	$543	$1,967	—
Derivative liabilities	$(4,688)	$(4,688)	$—	—
December 31, 2012
Derivative assets	$287	$287	—	—
Derivative liabilities	$(7,222)	$(7,222)	—	—

*
The only recurring measurements are derivative related.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Other fair value considerations

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

        The carrying amount of our total long-term debt exclusive of capital leases at December 31, 2013 and 2012 was $739 million and $688 million, compared to a fair market value of approximately $715 million and $747 million, respectively. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of December 31, 2013 or that will be realizable in the future.

16.   REGULATED OPERATING EXPENSE

        The following table sets forth the major components comprising "regulated operating expenses" under "Operating Revenue Deductions" on our consolidated statements of income for the years ended (in thousands):

	December 31,
	2013	2012	2011
Power operation expense (other than fuel)	$15,643	$15,045	$12,685
Electric transmission and distribution expense	21,863	17,083	15,361
Natural gas transmission and distribution expense	2,498	2,443	2,385
Customer accounts & assistance expense	11,180	10,211	10,210
Employee pension expense(1)	10,736	10,180	8,805
Employee healthcare plan(1)	10,190	9,825	7,439
General office supplies and expense	12,850	10,776	10,158
Administrative and general expense	14,800	15,091	14,295
Bad debt expense	3,665	3,038	3,425
Regulatory reversal of gain on sale of assets	1,236	—	—
Miscellaneous expense	672	679	679

TOTAL	$105,333	$94,371	$85,442

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Audit of Internal Control Over Financial Reporting

        The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held May 1, 2014, which is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this item may be found in our proxy statement for our Annual Meeting of Stockholders to be held May 1, 2014, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item may be found in our proxy statement for our Annual Meeting of Stockholders to be held May 1, 2014, which is incorporated herein by reference.

        There are no arrangements the operation of which may at a subsequent date result in a change in control of Empire.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held May 1, 2014 which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held May 1, 2014 which is incorporated herein by reference.

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

List of Exhibits

(3)(a)	The Restated Articles of Incorporation of Empire (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-54539 on Form S-3).
(b)	By-laws of Empire as amended February 6, 2014 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 6, 2014 and filed February 7, 2014, File No. 1-3368).
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
(n)
Thirty-Ninth Supplemental Indenture, dated as of May 30, 2013, to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated May 30, 2013 and filed May 30, 2013, File No. 1-3368).
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
(s)
Securities Resolution No. 5, dated as of October 29, 2003, of Empire under the Indenture for Unsecured Debt Securities (Incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for quarter ended September 30, 2003), File No. 1-3368).
(t)
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
(10)(a)	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Form S-8, File No. 33-64639).†
(b)	First Amendment to 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-3368).†
(c)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4(u) to Form S-8, File No. 333-130075).†
(d)	First Amendment to 2006 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-3368).†
(e)	Second Amendment to 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3368). †
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
(j)	Retirement Plan for Directors as amended August 1, 1998 (Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-3368).†
(k)	Stock Unit Plan for Directors of The Empire District Electric Company (Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-3368).†
(l)	First Amendment to Stock Unit Plan for Directors. (Incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-3368).†

(m)	Summary of Annual Incentive Plan. (Incorporated by reference to Exhibit 10(l) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-3368).†
(n)	Form of Notice of Award of Dividend Equivalents. (Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3368)†
(o)	Form of Notice of Award of Non-Qualified Stock Options. (Incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3368).†
(p)	Form of Notice of Award of Performance-Based Restricted Stock. (Incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3368).†
(q)	Form of Notice of Award of Time-Based Restricted Stock. (Incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3368).
(r)	Summary of Compensation of Non-Employee Directors. † (Incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3368).
(s)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 and filed February 10, 2009, File No. 1-3368).†
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
(12)	Computation of Ratios of Earnings to Fixed Charges.*
(21)	Subsidiaries of Empire.*
(23)	Consent of PricewaterhouseCoopers LLP.*
(24)	Powers of Attorney.*
(31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32)(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*~
(32)(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*~

(101)	The following financial information from The Empire District Electric Company's Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on February 21, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for 2013, 2012 and 2011, (ii) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows for 2013, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.**

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

SCHEDULE II

Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012 and 2011:

		Additions			Deductions From Reserve
			Charged to Other Accounts
	Balance At Beginning Of Period	Charged To Income	Description	Amount	Description	Amount	Balance At Close of Period
Year ended December 31, 2013:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$1,387,673	$2,213,988	Recovery of amounts previously written off	$2,013,959	Accounts written off	$4,590,443	$1,025,177
Year ended December 31, 2012:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$1,137,644	$3,052,397	Recovery of amounts previously written off	$1,956,549	Accounts written off	$4,758,917	$1,387,673
Year ended December 31, 2011:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$865,236	$3,737,630	Recovery of amounts previously written off	$1,847,527	Accounts written off	$5,312,749	$1,137,644

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EMPIRE DISTRICT ELECTRIC COMPANY
Date: February 21, 2014	By	/s/ BRADLEY P. BEECHER Bradley P. Beecher, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ BRADLEY P. BEECHER Bradley P. Beecher, President, Chief Executive Officer, Director (Principal Executive Officer)	Date: February 21, 2014
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