Form 10-Q
period 2014-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2014-05-09
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014 or

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

As of April 30, 2014, 43,204,872 shares of common stock were outstanding.

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

•                  costs and activities associated with markets and transmission, including the Southwest Power Pool (SPP) regional transmission organization (RTO) transmission development, and SPP Day-Ahead Market;

•                  the impact of energy efficiency and alternative energy sources;

•                  electric utility restructuring,

•                  spending rates, terminal value calculations and other factors integral to the calculations utilized to test the impairment of goodwill, in addition to market and economic conditions which could adversely affect the analysis and ultimately negatively impact earnings;

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

•                  the cost and availability of purchased power and fuel, including costs and activities associated with the SPP Day-Ahead Market, and the results of our activities (such as hedging) to reduce the volatility of such costs;

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

•                  performance of acquired businesses; and

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(000’s except per share amounts)
Operating revenues:
Electric	$153,089	$128,762
Gas	24,609	20,493
Other	1,975	1,885
	179,673	151,140
Operating revenue deductions:
Fuel and purchased power	55,586	45,303
Cost of natural gas sold and transported	15,045	11,925
Regulated operating expenses	27,957	27,137
Other operating expenses	716	794
Maintenance and repairs	10,257	9,157
Loss on plant disallowance	—	2,409
Depreciation and amortization	17,940	16,100
Provision for income taxes	12,174	7,454
Other taxes	10,510	9,003
	150,185	129,282

Operating income	29,488	21,858

Other income and (deductions):
Allowance for equity funds used during construction	1,252	526
Interest income	41	508
Benefit/(provision) for other income taxes	53	(28)
Other - non-operating expense, net	(345)	(289)
	1,001	717
Interest charges:
Long-term debt	10,105	9,951
Short-term debt	5	47
Allowance for borrowed funds used during construction	(741)	(305)
Other	215	252
	9,584	9,945
Net income	$20,905	$12,630
Weighted average number of common shares outstanding - basic	43,111	42,564
Weighted average number of common shares outstanding — diluted	43,144	42,587
Total earnings per weighted average share of common stock — basic and diluted	$0.48	$0.30
Dividends declared per share of common stock	$0.255	$0.250

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	March 31,
	2014	2013
	(000’s except per share amounts)
Operating revenues:
Electric	$560,740	$519,690
Gas	54,157	44,659
Other	7,966	6,745
	622,863	571,094
Operating revenue deductions:
Fuel and purchased power	185,690	178,971
Cost of natural gas sold and transported	28,914	21,977
Regulated operating expenses	106,153	98,160
Other operating expenses	3,064	2,926
Maintenance and repairs	41,973	40,476
Loss on plant disallowance	—	2,409
Depreciation and amortization	71,146	61,612
Provision for income taxes	42,185	35,466
Other taxes	36,445	31,828
	515,570	473,825

Operating income	107,293	97,269

Other income and (deductions):
Allowance for equity funds used during construction	4,579	1,623
Interest income	100	1,300
Benefit for other income taxes	54	25
Other - non-operating expense, net	(1,273)	(1,973)
	3,460	975
Interest charges:
Long-term debt	40,509	39,488
Short-term debt	17	205
Allowance for borrowed funds used during construction	(2,522)	(1,038)
Other	1,028	1,083
	39,032	39,738
Net income	$71,721	$58,506
Weighted average number of common shares outstanding - basic	42,916	42,385
Weighted average number of common shares outstanding — diluted	42,936	42,401
Total earnings per weighted average share of common stock — basic and diluted	$1.67	$1.38
Dividends declared per share of common stock	$1.01	$1.00

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
	($-000’s)
Assets
Plant and property, at original cost:
Electric and water	$2,251,750	$2,219,605
Natural gas	73,291	72,834
Other	40,601	39,902
Construction work in progress	159,689	152,330
	2,525,331	2,484,671
Accumulated depreciation and amortization	737,442	732,737
	1,787,889	1,751,934

Current assets:
Cash and cash equivalents	4,145	3,475
Restricted cash	2,276	2,872
Accounts receivable — trade, net of allowance of $1,578 and $1,025, respectively	58,160	50,137
Accrued unbilled revenues	18,154	26,694
Accounts receivable — other	6,975	13,101
Fuel, materials and supplies	44,521	48,811
Prepaid expenses and other	16,403	15,954
Unrealized gain in fair value of derivative contracts	2,706	2,469
Regulatory assets	11,047	7,743
	164,387	171,256
Noncurrent assets and deferred charges:
Regulatory assets	164,219	169,333
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,674	8,826
Unrealized gain in fair value of derivative contracts	21	41
Other	3,789	4,163
	216,195	221,855
Total Assets	$2,168,471	$2,145,045

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2014	December 31, 2013
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 43,181,137 and 43,044,185 shares issued and outstanding, respectively	$43,181	$43,044
Capital in excess of par value	642,783	639,525
Retained earnings	77,465	67,554
Total common stockholders’ equity	763,429	750,123

Long-term debt (net of current portion):
Obligations under capital lease	4,096	4,167
First mortgage bonds and secured debt	637,587	637,578
Unsecured debt	101,687	101,683
Total long-term debt	743,370	743,428
Total long-term debt and common stockholders’ equity	1,506,799	1,493,551

Current liabilities:
Accounts payable and accrued liabilities	52,644	71,375
Current maturities of long-term debt	301	274
Short-term debt	4,500	4,000
Regulatory liabilities	5,619	5,681
Customer deposits	12,708	12,543
Interest accrued	13,809	6,352
Other current liabilities	4,229	299
Unrealized loss in fair value of derivative contracts	1,466	1,889
Taxes accrued	16,545	3,386
	111,821	105,799
Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	135,361	132,012
Deferred income taxes	323,967	324,266
Unamortized investment tax credits	18,460	18,431
Pension and other postretirement benefit obligations	52,548	51,405
Unrealized loss in fair value of derivative contracts	2,570	2,799
Other	16,945	16,782
	549,851	545,695
Total Capitalization and Liabilities	$2,168,471	$2,145,045

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	($-000’s)
Operating activities:
Net income	$20,905	$12,630
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	19,491	16,813
Pension and other postretirement benefit costs, net of contributions	3,320	3,423
Deferred income taxes and unamortized investment tax credit, net	2,145	5,243
Allowance for equity funds used during construction	(1,252)	(526)
Stock compensation expense	1,381	1,351
Loss on plant disallowance	—	2,409
Reverse gain on sale of assets	—	1,236
Non-cash (gain)/loss on derivatives	(683)	7

Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	7,326	(640)
Fuel, materials and supplies	4,290	7,563
Prepaid expenses, other current assets and deferred charges	(1,326)	119
Accounts payable and accrued liabilities	(22,873)	(19,497)
Interest, taxes accrued and customer deposits	20,781	12,820
Asset retirement obligations	(17)	—
Other liabilities and other deferred credits	1,084	1,126

Net cash provided by operating activities	54,572	44,077

Investing activities:
Capital expenditures — regulated	(45,882)	(37,398)
Capital expenditures and other investments — non-regulated	(481)	(362)
Restricted cash	596	2,585

Net cash used in investing activities	(45,767)	(35,175)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,416	2,764
Net short-term borrowings/(repayments)	500	(1,000)
Dividends	(10,994)	(10,644)
Other	(57)	(227)

Net cash used in financing activities	(8,135)	(9,107)

Net increase (decrease) in cash and cash equivalents	670	(205)

Cash and cash equivalents at beginning of period	3,475	3,375

Cash and cash equivalents at end of period	$4,145	$3,170

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

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The information furnished reflects all adjustments which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2013.

Note 2 - Recently Issued and Proposed Accounting Standards

There were no recently issued or newly proposed accounting standards in the first quarter of 2014 required to be disclosed.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information regarding recently issued and proposed accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	March 31, 2014	December 31, 2013
Regulatory Assets:
Current:
Under recovered fuel costs	$4,165	$1,411
Current portion of long-term regulatory assets	6,882	6,332
Regulatory assets, current	11,047	7,743
Long-term:
Pension and other postretirement benefits(1)	67,895	70,035
Income taxes	47,708	48,033
Deferred construction accounting costs(2)	16,163	16,275
Unamortized loss on reacquired debt	10,910	11,078
Unsettled derivative losses — electric segment	3,673	4,269
System reliability — vegetation management	6,639	7,539
Storm costs(3)	4,738	4,911
Asset retirement obligation	4,729	4,673
Customer programs	4,877	4,935
Unamortized loss on interest rate derivative	978	989
Deferred operating and maintenance expense	1,688	2,095
Current portion of long-term regulatory assets	(6,882)	(6,332)
Other	1,103	833
Regulatory assets, long-term	164,219	169,333
Total Regulatory Assets	$175,266	$177,076

	March 31, 2013	December 31, 2012
Regulatory Liabilities:
Current:
Over recovered fuel costs	$1,893	$2,212
Current portion of long-term regulatory liabilities	3,726	3,469
Regulatory liabilities, current	5,619	5,681
Long-term:
Costs of removal	91,223	88,469
SWPA payment for Ozark Beach lost generation	18,616	19,405
Income taxes	11,614	11,677
Deferred construction accounting costs — fuel(4)	7,970	8,011
Unamortized gain on interest rate derivative	3,329	3,371
Pension and other postretirement benefits	2,250	2,177
Over recovered fuel costs	4,085	2,371
Current portion of long-term regulatory liabilities	(3,726)	(3,469)
Regulatory liabilities, long-term	135,361	132,012
Total Regulatory Liabilities	$140,980	$137,693

(1) Primarily consists of unfunded pension and other postretirement benefits (OPEB) liability. See Note 8.

(2) Reflects deferrals resulting from 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

(3) Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado including an accrued carrying charge and deferred depreciation totaling $3.6 million at March 31, 2014.

(4) Resulting from regulatory plan requiring deferral of the fuel and purchased power impacts of Iatan 2.

Note 4— Risk Management and Derivative Financial Instruments

We engage in hedging activities in an effort to minimize our risk from the volatility of natural gas prices and power cost risk associated with exposure to congestion costs. We enter into both physical and financial contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to a range of predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and gain predictability. Beginning in 2013, we also acquire Transmission Congestion Rights (TCR) in an attempt to mitigate the cost of power we will purchase from the SPP Integrated Market due to congestion exposure. TCRs entitle the holder to a stream of revenues (or charges) based on the day-ahead congestion on the TCR path.  TCRs can be purchased or self-converted using rights allocated based on prior investments made in the transmission system. We recognize that if risk is not timely and adequately balanced or if counterparties fail to perform contractual obligations, actual results could differ materially from intended results.

All derivative instruments are recognized at fair value on the balance sheet with the unrealized losses or gains from derivatives used to hedge our fuel and purchased power costs in our electric segment recorded in regulatory assets or liabilities. All gains and losses from derivatives related to the gas segment are also recorded in regulatory assets or liabilities. This is in accordance with the Accounting Standards Codification (ASC) guidance on regulated operations, given that those gains or losses are probable of recovery through our fuel adjustment mechanism.

Risks and uncertainties affecting the determination of fair value include:  market conditions in the energy industry, especially the effects of price volatility, regulatory and global political environments and requirements, fair value estimations on longer term contracts, the effectiveness of the derivative instrument in hedging the change in fair value of the hedged item, estimating underlying fuel demand and counterparty ability to perform. If we estimate that we have overhedged forecasted demand, the gain or loss on the overhedged portion will be recognized immediately as fuel and purchased power expense in our Consolidated Statement of Income and subject to our fuel adjustment mechanism.

As of March 31, 2014 and December 31, 2013, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		March 31,	December 31,
ASSET DERIVATIVES		2014	2013
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$—	$35

Natural gas contracts, electric segment	Current assets	917	467
	Non-current assets and deferred charges - other	21	41
Transmission congestion rights, electric segment	Current assets	1,789	1,967
Total derivatives assets		$2,727	$2,510

		March 31,	December 31,
LIABILITY DERIVATIVES		2014	2013
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$—	$8

Natural gas contracts, electric segment	Current liabilities	1,466	1,881
	Non-current liabilities and deferred credits	2,570	2,799
Total derivatives liabilities		$4,036	$4,688

Electric Segment

At March 31, 2014, approximately $0.5 million of unrealized net losses are applicable to natural gas financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended March 31, (in thousands):

Non-Designated Hedging Instruments	Balance Sheet	Amount of Gain / (Loss) Recognized on Balance Sheet
– Due to Regulatory Accounting	Classification of Gain /	Three Months Ended		Twelve Months Ended
Electric Segment	(Loss) on Derivative	2014	2013	2014	2013

Commodity contracts	Regulatory (assets)/liabilities	$1,758	$2,421	$(1,002)	$(2,275)

Transmission congestion rights	Regulatory (assets)/liabilities	629	—	2,596	—
Total Electric Segment		$2,387	$2,421	$1,594	$(2,275)

Non-Designated Hedging Instruments	Statement of Income	Amount of Gain / (Loss) Recognized in Income on Derivative
– Due to Regulatory Accounting	Classification of Gain /	Three Months Ended		Twelve Months Ended
Electric Segment	(Loss) on Derivative	2014	2013	2014	2013

Commodity contracts	Fuel and purchased power expense	$754	$(114)	$(1,856)	$(4,075)

Transmission congestion rights	Fuel and purchased power expense	800	—	881	—
Total Electric Segment		$1,554	$(114)	$(975)	$(4,075)

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

As of March 31, 2014, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2014 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

Dth Hedged

Year	% Hedged	Physical	Financial	Average Price
Remainder 2014	59%	1,365,000	3,440,000	$4.532
2015	41%	0	4,010,000	$4.578
2016	32%	976,000	2,100,000	$4.140
2017	14%	420,900	1,050,000	$4.193
2018	—	—	—	—

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

At March 31, 2014, the following transmission congestion rights (TCR) have been obtained to hedge congestion risk in the SPP Integrated Market (dollars in thousands):

Year	Monthly MWH Hedged	$ Value
2014	1,373	$1,789

Gas Segment

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of March 31, 2014, we had 0.1 million Dths in storage on the three pipelines that serve our customers. This represents 7% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of March 31, 2014 (in thousands).

Season	Minimum % Hedged	Dth Hedged — Financial	Dth Hedged — Physical	Dth in Storage	Actual % Hedged
Current	50%	—	—	142,485	4%
Second	Up to 50%	—	—	—	—
Third	Up to 20%	—	—	—	—

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

Non-Designated Hedging	Balance Sheet	Amount of Gain / (Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Classification of Gain or	Three Months Ended		Twelve Months Ended
Accounting — Gas Segment	(Loss) on Derivative	2014	2013	2014	2013

Commodity contracts	Regulatory liabilities	$82	$95	$24	$289

Total - Gas Segment		$82	$95	$24	$289

Contingent Features

Certain of our derivative instruments contain provisions that are triggered if we fail to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. We had no derivative instruments with the credit-risk-related contingent features in a liability position on March 31, 2014 and have posted no collateral in the normal course of business. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at March 31, 2014 and December 31, 2013. There were no margin deposit liabilities at these dates.

(in millions)	March 31, 2014	December 31, 2013
Margin deposit assets	$4.0	$5.2

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended March 31, 2014 and December 31, 2013, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

Our TCR positions, which are acquired on the SPP Integrated Market, are valued using the most recent monthly auction clearing prices.  Our commodity contracts are valued using the market value approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014
Derivative assets	$2,727	$939	$1,788	$—
Derivative liabilities	$(4,036)	$(4,036)	$—	$—

December 31, 2013
Derivative assets	$2,510	$543	$1,967	$—
Derivative liabilities	$(4,688)	$(4,688)	$—	$—

*The only recurring measurements are derivative related.

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

The carrying amount of our total long-term debt exclusive of capital leases at both March 31, 2014 and December 31, 2013 was $739 million. The fair market value at March 31, 2014 was approximately $746 million as compared to approximately $715 million at December 31, 2013. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of March 31, 2014 or that will be realizable in the future.

Note 6— Financing

We have an unsecured revolving credit facility of $150 million in place through January 17, 2017. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2014, we are in compliance with these ratios. Our total indebtedness is 49.5% of our total capitalization as of March 31, 2014 and our EBITDA is 5.8 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at March 31, 2014, however, $4.5 million was used to back up our outstanding commercial paper.

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

Coal, Natural Gas and Transportation Contracts

The following table sets forth our commitments under physical gas, coal and transportation contracts for the periods indicated as of March 31, 2014 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts
April 1, 2014 through December 31, 2014	$18.9	$16.4
January 1, 2015 through December 31, 2016	36.4	29.2
January 1, 2017 through December 31, 2018	33.2	23.0
January 1, 2019 and beyond	49.5	11.5

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

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of March 31, 2014, are included in the table above.

Purchased Power

We currently supplement our on-system (native load) generating capacity with purchases of capacity and energy from other entities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term (30 year) agreement for the purchase of capacity from Plum Point. Commitments under this agreement are approximately $294.8 million through August 31, 2039, the end date of the agreement. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the MPSC on July 1, 2013. While it is not currently our intention to exercise this option in 2015, we will continue to evaluate this purchase option through the exercise date as well as explore other options with the purchase power agreement holder, Plum Point Energy Associates (PPEA), related to the timing of this option.

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

New Construction

We have in place a contract with a third party vendor to complete engineering, procurement, and construction activities at our Riverton plant to convert Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion will include the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. The Air Emission Source Construction Permit necessary for this project was issued by Kansas Department of Health and Environment on July 11, 2013. This conversion is currently scheduled to be completed in mid-2016 at a cost estimated to range from $165 million to $175 million, excluding AFUDC. This amount is included in our five-year capital expenditure plan. Construction costs, consisting of pre-engineering, site preparation activities and contract costs incurred project to date through March 31, 2014 were $29.8 million, excluding AFUDC.

We also have in place a contract with a third party vendor to complete environmental retrofits at our Asbury plant. The retrofits will include the installation of a pulse-jet fabric filter (baghouse), circulating dry scrubber and powder activated carbon injection system. This equipment will enable us to comply with the Mercury and Air Toxics Standard (MATS). The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112.0 million to $130.0 million, excluding AFUDC. Construction costs through March 31, 2014 were $89.4 million for the project to date, excluding AFUDC.

See “Environmental Matters” below for more information on both of these projects.

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

The gross amount of assets recorded under capital leases total $5.5 million at March 31, 2014.

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

Compliance Plan

In order to comply with current and forthcoming environmental regulations, we are taking actions to implement our compliance plan and strategy (Compliance Plan).  The Mercury Air Toxic Standards (MATS) and the Clean Air Interstate Rule (CAIR) and its subsequent replacement rule, both regulations which we discuss further below, are the drivers behind our Compliance Plan and its implementation schedule.  The MATS require reductions in mercury, acid gases and other emissions considered hazardous air pollutants (HAPS).  They became effective in April 2012 and require full compliance by April 16, 2015 (with flexibility for extensions for reliability reasons). The Cross State Air Pollution Rule (CSAPR — formerly the Clean Air Transport Rule, or CATR) was first proposed by the EPA in July 2010 as a replacement of CAIR and was set to take effect on January 1, 2012.  CSAPR was stayed by the D.C Circuit Court of Appeals in late December 2011, then vacated by court order in August 2012. On April 29, 2014, the U.S. Supreme Court (the Court) reversed the D.C Circuit Court of Appeals judgment, and remanded the case back to the D.C. Circuit Court for further proceedings consistent with the Court’s opinion. Consequently, CAIR will remain in effect until regulatory guidance is developed by the EPA. We anticipate compliance costs associated with the MATS and CAIR (or its subsequent replacement) regulations to be recoverable in our rates.

Our Compliance Plan largely follows the preferred plan presented in our Integrated Resource Plan (IRP), filed in mid-2013 with the MPSC. As described above under New Construction, we are in the process of installing a scrubber, fabric filter, and powder activated carbon injection system at our Asbury plant. The addition of this air quality control equipment is expected to be completed by early 2015. This addition required the retirement of Asbury Unit 2, a steam turbine rated at 14 megawatts that was used for peaking purposes. Asbury Unit 2 was retired on December 31, 2013.

In September 2012, we completed the transition of our Riverton Units 7 and 8 from operation on coal and natural gas to operating completely on natural gas. Riverton Units 7 and 8, along with Riverton Unit 9, a small combustion turbine that requires steam from Unit 7 or 8 for start-up, will be retired upon the conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit. This conversion is currently scheduled to be completed in mid-2016.

Once our Asbury and Riverton projects are completed, our generating fleet aggregate emissions will be in compliance with CSAPR’s emission limits as originally proposed. However, the current version of CSAPR is likely to be revised to be consistent with the April 29, 2014 U.S. Supreme Court decision.

See “New Construction” above for project costs for both of these projects.

Air Emissions

The CAA regulates the amount of NOx and SO2 an affected unit can emit. As currently operated, each of our affected units is in compliance with the applicable NOx and SO2 limits. Currently, NOx emissions are regulated by the CAIR (to be replaced by CSAPR) and National Ambient Air Quality Standard (NAAQS) rules for ozone (discussed below). SO2 emissions are currently regulated by the Title IV Acid Rain Program and the CAIR (to be replaced by CSAPR).

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

SO2 allowance allocations under the Title IV Acid Rain Program are used for compliance in the CAIR SO2 Program. The alternate plans in our Integrated Resource Plan (IRP) assumed costs for other emissions such as SO2, NOx and mercury. In the most recent five-year business plan 2014-2018, which assumes normal operations, we do not anticipate the need to purchase any allowances for these pollutants. However, if economically beneficial, we could purchase minimal quantities of allowances in the future.

Based on the April 29, 2014 U.S. Supreme Court decision, the current version of CSAPR (CAIR’s replacement) is likely to be revised to be consistent with the court’s opinion.

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

Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. Based on the current standard, our service territory is designated as attainment, meaning that it is in compliance with the standard. A revised Ozone NAAQS is expected to be proposed by the EPA in early 2015 and the final rule is expected in November 2015.

Greenhouse Gases (GHGs):

Under regulations known as the Tailoring Rule, the EPA regulates carbon dioxide and other GHG emissions from certain stationary sources.  EDE and EDG’s GHG emissions for 2011, 2012, and 2013 have been reported to the EPA as required by the Tailoring Rule.

In addition to the Tailoring Rule, there are a number of federal and state regulatory initiatives aimed at the regulation of GHGs.  However, because of the uncertainties regarding future GHG regulation (discussed below), the ultimate cost of compliance cannot be determined at this time. In any case, we expect the cost of complying with any such regulations to be recoverable in our rates.

In April 2012, the EPA proposed a Carbon Pollution Standard for new power plants to limit the amount of carbon emitted by EGUs. This standard was rescinded, and a re-proposal of standards of performance for affected fossil fuel-fired EGUs was published in January 2014. The comment period has been extended to May 9, 2014. The proposed rule applies only to new EGUs and sets separate standards for natural gas-fired combustion turbines and for fossil fuel-fired utility boilers.  The proposal would not apply to existing units, including modifications such as those required to meet other air pollution standards which are currently being undertaken at our Asbury facility and at the Riverton facility with the conversion of simple cycle Unit 12 to combined cycle.

In response to President Obama’s June 2013 memorandum to the EPA regarding carbon pollution standards for the power industry, the EPA is undertaking a process to identify approaches to establish GHG standards for currently operating power plants. The memorandum requested that the EPA issue proposed GHG standards, for modified, reconstructed, and existing power plants by June 1, 2014; issue final standards, regulations, or guidelines, for modified, reconstructed, and existing power plants by June 1, 2015; and include in the guidelines addressing existing power plants a requirement that states submit implementation plans to the EPA by June 30, 2016.  In February 2014, the U.S. Supreme Court heard arguments regarding whether the EPA could regulate GHG emissions from fixed sources based on a previous decision on GHG emissions from cars. A decision is expected later in 2014.

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

The Riverton Units 7 and 8 and Iatan Unit 1, which utilize once-through cooling water, were affected by regulations for Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) Phase II. In 2007, the United States Court of Appeals remanded key sections of these CWA regulations to the EPA. The EPA suspended the regulations. Following a series of court approved delays; the EPA is now scheduled to finalize the rule by May 16, 2014. We will not know the full impact of these rules until they are finalized. If adopted in their proposed form, we expect the regulations to have a limited impact at Riverton. The retirement of units 7 and 8 is scheduled in 2016. A new intake structure design and cooling tower will be constructed as part of the Unit 12 conversion at Riverton. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Our new Iatan Unit 2 and Plum Point Unit 1 are covered by the proposed regulation, but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally impacted by the final rule.

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

As a result of the transition from coal to natural gas fuel for Riverton Units 7 and 8, closure of the Riverton ash impoundment is in progress in compliance with Kansas regulations. We expect to complete the closure in mid-2014. We have received preliminary permit approval in Missouri for a new utility waste landfill adjacent to the Asbury plant. Receipt of the final construction permit for the waste landfill is expected in 2015.

Renewable Energy

Missouri regulations currently require Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of purchased power agreements with Cloud County Windfarm, LLC, located in Cloud County, Kansas and Elk River Windfarm, LLC, located in Butler County, Kansas. The regulations also require that 2% of the energy from renewable energy sources must be solar; however, we are exempted by statute from that solar requirement. As noted in our December 31, 2013 10-K filing, Renew Missouri and others have challenged our exemption with the MPSC, which was denied. Recently, Renew Missouri and others have further challenged our exemption before the Missouri Supreme Court.

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

Note 8 — Retirement Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended March 31,
	Pension		SERP		OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$1,627	$1,868	$29	$15	$607	$755
Interest cost	2,733	2,509	87	63	1,080	992
Expected return on plan assets	(3,322)	(3,125)	—	—	(1,196)	(1,099)
Amortization of prior service cost (1)	105	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	1,649	2,590	105	104	228	649
Net periodic benefit cost	$2,792	$3,975	$219	$180	$466	$1,044

	Twelve months ended March 31,
	Pension		SERP		OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$7,213	$6,500	$148	$59	$2,792	$2,591
Interest cost	10,287	10,215	338	270	3,916	3,996
Expected return on plan assets	(12,625)	(12,358)	—	—	(4,451)	(4,193)
Amortization of prior service cost (1)	503	532	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	9,504	8,576	569	416	1,841	1,844
Net periodic benefit cost	$14,882	$13,465	$1,047	$737	$3,087	$3,227

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

We provide certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors through trusts we have established. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service. For employees hired after June 1, 2014, retiree healthcare benefits received upon retirement will no longer be subsidized.

In accordance with our regulatory agreements, our pension funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We expect to make pension contributions of approximately $12.0 million during 2014. We made a contribution of $1.5 million on April 14, 2014. The actual minimum funding requirements will be determined based on the results of the actuarial valuations. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $3.0 million during 2014. The actual minimum funding requirements will be determined based on the results of the actuarial valuations.

Note 9 — Stock-Based Awards and Programs

Our performance-based restricted stock awards, stock options and time-vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award. Grants were made in the first quarter of 2014 (the effect of which is included in the table below) but did not have a material impact on our results of operations. We had unrecognized compensation expense of $1.5 million as of March 31, 2014.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended March 31 (in thousands):

	Three Months Ended		Twelve Months Ended
	2014	2013	2014	2013
Compensation expense	$1,349	$1,291	$2,636	$2,332
Tax benefit recognized	502	476	955	827

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards consisting of the right to receive a number of shares of common stock at the end of the restricted period (assuming performance criteria are met) are granted to qualified individuals. We estimate the fair value of outstanding restricted stock awards using a Monte Carlo option valuation model.

Non-vested performance-based restricted stock awards (based on target number) as of March 31, 2014 and 2013 and changes during the three months ended March 31, 2014 and 2013 were as follows:

	2014		2013
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Outstanding at January 1,	47,200	$21.39	33,900	$20.25
Granted	27,000	$22.40	26,300	$21.36
Awarded	0	$21.84	(4,460)	$18.36
Not Awarded	(10,900)	$21.84	(8,540)	$18.36

Nonvested at March 31,	63,300	$21.74	47,200	$21.39

Time-Vested Restricted Stock Awards

Our time-vested restricted stock awards vest after a three-year period. No dividend rights accumulate during the vesting period. Time-vested restricted stock is valued at an amount equal to the fair market value of our common stock on the date of grant. If employment terminates during the vesting period because of death, retirement, or disability, the participant is entitled to a pro-rata portion of the time-vested restricted stock awards such participant would otherwise have earned, which is distributed six months following the date of termination, with the remainder of the award forfeited. If employment is terminated during the vesting period for reasons other than those listed above, the time-vested restricted stock awards will be forfeited on the date of the termination, unless the Board of Directors Compensation Committee determines, in its sole discretion, that the participant is entitled to a pro-rata portion of the award.

A summary of time vested restricted stock activity under the plan for 2013 and 2014 is presented in the table below:

	2014		2013
		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair
	shares	Market Value	shares	Market Value
Outstanding at January 1,	24,900	$22.68	3,300	$20.38
Granted	22,600	22.40	21,600	21.36
Vested	710	24.29	—	—
Distributed	(3,300)	22.98
Forfeited	(2,490)	—	—	—
Vested but not distributed	(710)	—	—	—
Outstanding at end of period	41,710	$24.32	24,900	$22.40

All time-vested restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The cost of the awards is generally recognized over the requisite (explicit) service period.

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of March 31, 2014 and 2013, under a Black-Scholes methodology.

A summary of option activity under the plan during the quarters ended March 31, 2014 and March 31, 2013 is presented below:

	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	112,500	$23.27	163,300	$23.15
Granted	—	—	—	—
Exercised	48,300	$23.70	34,800	$18.36
Outstanding at March 31,	64,200	$23.81	128,500	$23.15
Exercisable at March 31,	64,200	$23.81	128,500	$23.15

Note 10 - Regulated Operating Expense

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income (in thousands) for all periods presented ended March 31:

	Three Months Ended	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	2014	2013	2014	2013
Electric transmission and distribution expense	$6,798	$5,028	$23,633	$18,003
Natural gas transmission and distribution expense	675	546	2,627	2,337
Power operation expense (other than fuel)	3,991	3,644	15,989	15,042
Customer accounts and assistance expense	2,836	2,579	11,436	10,356
Employee pension expense (1)	2,626	2,643	10,720	10,287
Employee healthcare plan (1)	1,725	2,786	9,128	10,374
General office supplies and expense	4,191	3,429	13,613	11,453
Administrative and general expense	4,225	4,315	14,710	15,187
Allowance for uncollectible accounts	773	746	3,692	3,191
Regulatory reversal of gain on sale of assets	0	1,236	0	1,236
Miscellaneous expense	117	185	605	694
Total	$27,957	$27,137	$106,153	$98,160

(1) Does not include capitalized portion of costs, but reflects the GAAP expensed cost plus or minus costs deferred to and amortized from, a regulatory asset and/or a regulatory liability for Missouri, Kansas and Oklahoma jurisdictions.

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

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the quarter ended March 31,
	2014
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$153,089	$24,609	$2,295	$(320)	$179,673
Depreciation and amortization	16,575	910	455	—	17,940
Federal and state income taxes	10,247	1,448	426	—	12,121
Operating income	25,526	3,274	688	—	29,488
Interest income	31	12	4	(6)	41
Interest expense	9,367	964	—	(6)	10,325
Income from AFUDC (debt and equity)	1,967	26	—	—	1,993
Net income	17,884	2,330	691	—	20,905

Capital Expenditures	$46,703	$3,172	$457	$—	$50,332

	For the quarter ended March 31,
	2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$128,762	$20,493	$2,033	$(148)	$151,140
Depreciation and amortization	14,682	924	494	—	16,100
Federal and state income taxes	5,995	1,206	281	—	7,482
Operating income	18,515	2,895	448	—	21,858
Interest income	495	72	5	(64)	508
Interest expense	9,337	977	—	(64)	10,250
Income from AFUDC (debt and equity)	830	1	—	—	831
Net income	10,223	1,950	457	—	12,630

Capital Expenditures	$40,221	$733	$440	$—	$41,394

	For the twelve months ended March 31,
	2014
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$560,740	$54,157	$9,410	$(1,444)	$622,863
Depreciation and amortization	65,552	3,695	1,899	—	71,146
Federal and state income taxes	38,731	1,726	1,674	—	42,131
Operating income	97,995	6,573	2,725	—	107,293
Interest income	73	56	7	(36)	100
Interest expense	37,714	3,876	—	(36)	41,554
Income from AFUDC (debt and equity)	7,045	56	—	—	7,101
Net income	66,263	2,737	2,721	—	71,721

Capital Expenditures	$163,930	$6,859	$2,405	$—	$173,194

	For the twelve months ended March 31,
	2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$519,690	$44,659	$7,337	$(592)	$571,094
Depreciation and amortization	56,424	3,603	1,585	—	61,612
Federal and state income taxes	33,074	1,298	1,069	—	35,441
Operating income	89,717	5,845	1,707	—	97,269
Interest income	1,270	323	12	(305)	1,300
Interest expense	37,175	3,906	—	(305)	40,776
Income from AFUDC (debt and equity)	2,651	10	—	—	2,661
Net Income	54,680	2,087	1,739	—	58,506

Capital Expenditures	$147,220	$3,579	$2,096	$—	$152,895

	As of March 31, 2014
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$2,054,575	$126,389	$31,527	$(44,020)	$2,168,471

(1) Includes goodwill of $39,492.

	As of December 31, 2013
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$2,034,234	$123,736	$31,306	$(44,231)	$2,145,045

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended March 31,:

	Three Months Ended		Twelve Months Ended
	2014	2013	2014	2013
Consolidated provision for income taxes	$12.1	$7.5	$42.1	$35.4

Consolidated effective federal and state income tax rates	36.7%	37.2%	37.0%	37.7%

The effective income tax rate for the three and twelve month periods ended March 31, 2014 is lower than comparable periods in 2013 primarily due to higher equity AFUDC income in 2014 compared with 2013.

We do not have any unrecognized tax benefits as of March 31, 2014. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

In 2010, we received $17.7 million of investment tax credits based on our investment in Iatan 2.  We utilized $0.7 million of these credits when preparing our 2012 tax return. We expect to utilize approximately $10.7 million of these credits on our 2013 tax return. We expect to use the remaining credits on our 2014 tax return. The tax credit will have no significant income statement impact as the credits will flow to our customers as we amortize the tax credits over the life of the plant.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act restored several expired business tax provisions, including bonus depreciation for 2013. Our 2014 tax payments are expected to be higher than 2013 due to the expiration of bonus depreciation.  However, we expect to utilize investment tax credits noted above to partially offset the 2014 payments.

On September 13, 2013, the IRS and the Treasury Department released final regulations under Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property. These regulations apply to tax years beginning on or after January 1, 2014, and we plan to utilize the book capitalization method as allowable under the final regulations. We expect an immaterial impact to the effective tax rate based on the book capitalization method.

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

During the twelve months ended March 31, 2014, our gross operating revenues were derived as follows:

Electric segment sales*	90.0%
Gas segment sales	8.7
Other segment sales	1.3

        *Sales from our electric segment include 0.3% from the sale of water.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended March 31 (in dollars):

	Three Months Ended		Twelve Months Ended
	2014	2013	2014	2013

Basic and diluted earnings per weighted average share of common stock	$0.48	$0.30	$1.67	$1.38

Weather that was considerably colder than normal and colder than the comparable 2013 quarter was the primary driver of increased electric and gas earnings quarter over quarter.

Increases in electric customer rates resulting from the April 1, 2013 Missouri rate increase positively impacted electric results in each period presented. However, increased regulatory operating expenses, depreciation and amortization expenses, property and other tax expenses, largely offset the impact of increased customer rates in each period. Increased AFUDC due to higher levels of construction activity positively impacted results during each period presented. First quarter 2014 results improved partially due to one-time pre-tax regulatory charges recorded in the first quarter of 2013 related to a construction disallowance and a reversal of a prior period gain on the sale of assets as required by our 2013 Missouri rate case order.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months and twelve months ended March 31, 2013 and March 31, 2014, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended March 31.

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

In addition, although a non-GAAP presentation, we believe the presentation of gross margin (in the table below and elsewhere in this report) is useful to investors and others in understanding and analyzing changes in our electric operating performance from one period to the next, and have included the analysis as a complement to the financial information we provide in accordance with GAAP. We define electric gross margins as electric revenues less fuel and purchased power costs. We define gas gross margins as gas operating revenues less cost of gas in rates. This reconciliation and margin information may not be comparable to other companies’ presentations or more useful than the GAAP presentation included in the statement of income. We also note that this presentation does not purport to be an alternative to earnings per share determined in accordance with GAAP as a measure of operating performance or any other measure of financial performance presented in accordance with GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

	Three Months Ended	Twelve Months Ended
Earnings Per Share — 2013	$0.30	$1.38

Revenues
Electric segment	$0.36	$0.60
Gas segment	0.06	0.14
Other segment	0.00	0.02
Total Revenue	0.42	0.76
Electric fuel and purchased power	(0.15)	(0.10)
Cost of natural gas sold and transported	(0.05)	(0.10)
Gross Margin	0.22	0.56

Operating — electric segment	(0.01)	(0.11)
Operating — gas segment	0.00	(0.01)
Operating — other segment	0.00	0.00
Maintenance and repairs	(0.02)	(0.02)
Depreciation and amortization	(0.03)	(0.14)
Loss on plant disallowance	0.03	0.03
Other taxes	(0.02)	(0.07)
Interest charges	0.00	(0.01)
AFUDC	0.02	0.07
Change in effective income tax rates	0.00	0.02
Other income and deductions	(0.01)	(0.01)
Dilutive effect of additional shares issued	0.00	(0.02)
Earnings Per Share — 2014	$0.48	$1.67

Factors impacting gross margin and net income for the quarter and twelve months ended March 31, 2014 are presented on a segment basis under “Results of Operations” below.

Recent Activities

Day-Ahead Market

The Southwest Power Pool (SPP) regional transmission organization (RTO) implemented a Day-Ahead Market, or Integrated Marketplace, on March 1, 2014 in which market participants buy and sell wholesale energy and reserves in both day-ahead and real-time markets through the operation of a single, consolidated SPP balancing authority. Through the Integrated Marketplace, the SPP is able to coordinate next-day generation across the region and provide participants, including Empire, with greater access to reserve energy. See “— Markets and Transmission” below for more information.

Integrated Resource Plan

                We filed our Integrated Resource Plan (IRP) with the MPSC on July 1, 2013. The IRP analysis of future loads and resources is normally conducted once every three years. Our IRP supports our Compliance Plan discussed in Note 7 of “Notes to Consolidated Financial Statements” under Item 1.

On March 12, 2014, the MPSC issued an order approving our IRP, effective March 12, 2014.

RESULTS OF OPERATIONS

                The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2014, compared to the same periods ended March 31, 2013.

The following table represents our results of operations by operating segment for the applicable periods ended March 31 (in millions):

	Three Months Ended		Twelve Months Ended
	2014	2013	2014	2013

Electric	$17.9	$10.2	$66.3	$54.7
Gas	2.3	1.9	2.7	2.1
Other	0.7	0.5	2.7	1.7
Net income	$20.9	$12.6	$71.7	$58.5

Electric Segment

Gross Margin

                The table below represents our electric gross margins for the applicable periods ended March 31 (dollars in millions):

	Quarter Ended		Twelve Months Ended
	2014	2013	2014	2013

Electric segment revenues	$153.1	$128.8	$560.7	$519.7
Fuel and purchased power	55.6	45.3	185.7	179.0
Electric segment gross margins	$97.5	$83.5	$375.0	$340.7

                As shown in the table above, electric segment gross margin increased approximately $14.0 million during the first quarter of 2014 as compared to the first quarter of 2013 mainly due to increased demand resulting from colder weather in the first quarter of 2014 and increased rates for our Missouri electric customers.

The electric gross margin increased approximately $34.3 million for the twelve months ended March 31, 2014 as compared to the same period in 2013, due to a full twelve months of increased Missouri electric rates that were effective April 1, 2013, increased demand resulting from the favorable 2013-2014 heating season and an increase in average electric customer counts.

Sales and Revenues

                Electric operating revenues comprised approximately 85.2% of our total operating revenues during the first quarter of 2014.

                The amounts and percentage changes from the prior periods in kilowatt-hour (kWh) sales by major customer class for on-system (native load) sales for the applicable periods ended March 31, were as follows:

	kWh Sales (in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%
Customer Class	2014	2013	Change(1)	2014	2013	Change(1)
Residential	641.6	571.1	12.3%	2,007.1	1,945.4	3.2%
Commercial	388.5	359.7	8.0	1,570.6	1,580.1	(0.6)
Industrial	237.1	240.6	(1.4)	1,012.0	1,027.3	(1.5)
Wholesale on-system	84.1	84.4	(0.4)	342.7	353.1	(2.9)
Other(2)	35.2	33.0	6.6	131.6	125.9	4.5
Total on-system sales	1,386.5	1,288.8	7.6	5,064.0	5,031.8	0.6

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2) Other kWh sales include street lighting, other public authorities and interdepartmental usage.

                KWh sales for our on-system customers increased 7.6% during the first quarter of 2014 as compared to the first quarter of 2013, primarily due to increased demand resulting from colder weather in the first quarter of 2014. The increase in residential and commercial kWh sales was mainly due to the colder weather. Total heating degree days for the first quarter of 2014 were 14.6% more than the same period last year and 14.8% more than the 30-year average. Industrial sales decreased 1.4%.

KWh sales for our on-system customers increased 0.6% during the twelve months ended March 31, 2014, as compared to the same period in 2013, due to increased demand resulting from increased customer counts and colder weather, which was mostly offset by the milder cooling season weather in the 2013 period. Residential kWh sales increased 3.2% primarily due to the favorable weather. Commercial kWh sales decreased slightly and industrial sales decreased 1.5%.

The amounts and percentage changes from the prior periods in electric segment operating revenues by major customer class for on-system and off-system sales for the applicable periods ended March 31, were as follows:

	Electric Segment Operating Revenues (in millions)
	First	First		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%
Customer Class	2014	2013	Change(1)	2014	2013	Change(1)
Residential	$72.2	$61.2	17.9%	$238.6	$221.5	7.7%
Commercial	40.1	34.8	15.2	167.7	159.2	5.3
Industrial	18.0	17.1	5.2	81.4	77.9	4.5
Wholesale on-system	5.1	4.8	7.5	20.4	19.4	5.4
Other(2)	3.9	3.5	11.3	15.4	14.0	9.3
Total on-system revenues	$139.3	$121.4	14.7	$523.5	$492.0	6.4
Off-system and SPP Integrated
Market activity(3)	9.3	3.7	153.1	21.1	16.2	30.9
Total Revenues from kWh Sales	148.6	125.1	18.8	544.6	508.2	7.2
Miscellaneous Revenues(4)	4.0	3.2	24.9	14.0	9.6	45.4
Total Electric Operating Revenues	$152.6	$128.3	19.0	$558.6	$517.8	7.9
Water Revenues	0.5	0.5	0.0	2.1	1.9	12.8
Total Electric Segment Operating
Revenues	$153.1	$128.8	18.9	$560.7	$519.7	7.9

(1) Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2) Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3)As of March 1, 2014, off-system revenues were effectively replaced by SPP Integrated Market activity. For the first quarter of 2014, SPP integrated market net sales were $6.2 million.  See “— Markets and Transmission” below for more information.

(4)Miscellaneous revenues include transmission net revenue, late payment fees, renewable energy credit sales, rent, etc.

                Revenues for our on-system customers increased $17.9 million during the first quarter of 2014 primarily due to colder weather as compared to the first quarter of 2013. The impact of weather and other related factors increased revenues an estimated $9.2 million. Rate changes increased revenues an estimated $7.6 million. Improved customer counts increased revenues an estimated $0.4 million. An increase in fuel recovery revenue (and corresponding increase in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the first quarter of 2014 compared to the prior year quarter increased revenues by $0.7 million.

                Revenues for our on-system customers increased $31.4 million for the twelve months ended March 31, 2014. Rate changes, primarily the April 2013 Missouri rate increase, contributed an estimated $31.2 million to revenues. Weather and other related factors increased revenues an estimated $2.2 million. Improved customer counts increased revenues an estimated $2.1 million. A change to our estimate of unbilled revenues in the third quarter of 2012 increased revenues $3.4 million. The 2014 twelve-month ended period does not include a corresponding adjustment. Additionally, a $0.7 million decrease in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the twelve months ended March 31, 2014 compared to the same period in 2013 negatively impacted revenues.

Off-System Electric Transactions

                In the past, in addition to sales to our own customers, we also sold power to other utilities as available, including (since 2007) through the SPP Energy Imbalance Services (EIS) market. However, on March 1, 2014, the SPP RTO implemented a Day-Ahead Market, or Integrated Marketplace, which replaces the real-time EIS market. SPP integrated market activity is settled for each market participant in various time increments. When we sell more generation to the market than we purchase, based on the prescribed time increments, the net sale is included as part of electric revenues. When we purchase more generation from the market than we sell, based on the prescribed time increments, the net purchase is recorded as a component of fuel and purchased power on the financial statements. See “— Markets and Transmission” below. The majority of our market activity sales margin is included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and our transmission rider in our Arkansas jurisdiction. As a result, nearly all of the market activity sales margin flows back to the customer and has little effect on margin or net income.

Miscellaneous Revenues

                Our miscellaneous revenues were $4.0 million for the first quarter of 2014 as compared to $3.2 million for the first quarter of 2013.

                Our miscellaneous revenues were $14.0 million for the twelve months ended March 31, 2014 as compared to $9.6 million for the same period in 2013, mainly due to increased transmission revenues.

                These revenues are comprised mainly of transmission revenues, reflecting our position as an SPP transmission owner, late payment fees and renewable energy credit sales.

Operating Revenue Deductions — Fuel and Purchased Power

                Included in our fuel and purchased power expenditures are our generation costs and net purchases from the SPP Integrated Marketplace. Net SPP integrated market activity is settled for each market participant in various time increments. When we purchase more generation from the market than we sell, based on the prescribed time increments, the net purchase is recorded as a component of fuel and purchased power on the financial statements. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for the applicable periods ended March 31, 2014 and 2013.

	Three Months Ended		Twelve Months Ended
(in millions)	2014	2013	2014	2013
Actual fuel and purchased power expenditures(1)	$61.3	$47.7	$195.6	$180.6
Missouri fuel adjustment recovery (2)	0.3	(0.4)	(2.0)	(1.2)
Missouri fuel adjustment deferral(3)	(4.6)	(1.1)	(4.0)	2.4
Kansas and Oklahoma regulatory adjustments(3)	(0.5)	0.1	(0.9)	0.7
SWPA amortization(4)	(0.8)	(0.8)	(2.8)	(2.9)
Unrealized (gain)/loss on derivatives	(0.1)	(0.2)	(0.2)	(0.6)
Total fuel and purchased power expense per income statement	$55.6	$45.3	$185.7	$179.0

(1) The periods ended March 31, 2014 include SPP integrated market net purchases of $6.3 million.

(2) A positive amount indicates costs recovered from customers from under recovery in prior deferral periods. A negative amount indicates costs refunded to customers from over recovery in prior deferral periods.

(3)A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

(4) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010.

Operating Expenses — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) during the first quarter of 2014 and the twelve months ended March 31, 2014 as compared to the same periods in 2013.

	Three Months Ended	Twelve Months Ended
(in millions)	2014 vs. 2013	2014 vs. 2013
Transmission and distribution expense(1)	$1.8	$5.6
General labor expense	0.6	1.9
Steam power other operating expense	0.5	1.2
Regulatory commission expense	0.1	0.5
Customer assistance expense	0.2	0.5
Customer accounts expense	0.0	0.7
Employee pension expense	0.0	0.4
Property insurance	0.1	0.4
Other power operation expense	0.1	0.3
Regulatory reversal of gain on prior period sale of assets(2)	(1.2)	(1.2)
Employee health care expense	(1.0)	(1.3)
Injuries and damages expense	(0.1)	(0.4)
Professional services	0.0	(0.3)
Banking fees	(0.1)	(0.5)
Other miscellaneous accounts (netted)	(0.1)	0.4
TOTAL	$0.9	$8.2

(1) Mainly due to increased SPP transmission charges.

(2)Regulatory reversal in 2013 of a prior period gain on the sale of our Asbury unit train as part of our 2013 rate case Agreement with the MPSC.

The table below shows maintenance and repairs expense increases/(decreases) during the first quarter of 2014 and the twelve months ended March 31, 2014 compared to the same periods in 2013.

	Three Months Ended	Twelve Months Ended
(in millions)	2014 vs. 2013	2014 vs. 2013
Transmission and distribution maintenance expense	$1.6	$3.8
Maintenance and repairs expense at the Asbury plant	(0.5)	(2.1)
Maintenance and repairs expense to SLCC	(0.4)	(2.2)
Maintenance and repairs expense at the State Line plant	0.0	0.5
Maintenance and repairs expense at the Iatan plant	(0.2)	(0.3)
Maintenance and repairs expense at the Plum Point plant	(0.1)	0.4
Maintenance and repairs expense at the Riverton plant — steam	(0.1)	(0.3)
Maintenance and repairs expense at the Riverton plant — gas	0.1	0.1
Iatan deferred maintenance expense	0.4	1.1
Other miscellaneous accounts (netted)	0.3	0.5
TOTAL	$1.1	$1.5

Depreciation and amortization expense increased approximately $1.9 million (12.9%) and $9.1 million (16.2%) during the quarter and twelve month periods ended March 31, 2014, respectively, primarily due to increased depreciation rates resulting from our 2013 Missouri electric rate case settlement and increased plant in service.

Other taxes increased approximately $1.3 million and $4.1 million during the quarter and twelve month periods ended March 31, 2014, respectively, due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended March 31:

Total Gas Delivered to Customers

	Three Months Ended			Twelve Months Ended
(bcf sales)	2014	2013	% change	2014	2013	% change
Residential	1.54	1.34	15.5%	2.95	2.38	23.8%
Commercial	0.67	0.60	10.4	1.41	1.21	16.9
Industrial	0.04	0.03	8.3	0.07	0.07	14.8
Other(1)	0.02	0.02	14.0	0.04	0.03	26.8
Total retail sales	2.27	1.99	13.8	4.47	3.69	21.4
Transportation sales	1.56	1.41	10.5	4.68	4.44	5.4
Total gas operating sales	3.83	3.40	12.5	9.15	8.13	12.6

(1) Other includes other public authorities and interdepartmental usage.

The following table details our natural gas revenues for the periods ended March 31:

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Twelve Months Ended
($ in millions)	2014	2013	% change	2014	2013	% change
Residential	$16.1	$13.3	21.0%	$34.3	$28.0	22.9%
Commercial	6.6	5.7	17.7	14.7	12.2	20.4
Industrial	0.3	0.2	24.8	0.6	0.5	12.9
Other(1)	0.2	0.2	22.6	0.4	0.3	31.3
Total retail revenues	$23.2	$19.4	20.1	$50.0	$41.0	22.1
Other revenues	0.1	0.0	24.1	0.4	0.4	17.9
Transportation revenues	1.3	1.1	18.9	3.7	3.3	11.6
Total gas operating revenues	$24.6	$20.5	20.1	$54.1	$44.7	21.3
Cost of gas sold	15.0	11.9	26.2	28.9	22.0	31.6
Gas segment gross margins	$9.6	$8.6	11.6	$25.2	$22.7	11.3

(1) Other includes other public authorities and interdepartmental usage.

Gas retail sales and revenues increased during the first quarter of 2014 as compared to 2013 reflecting colder weather during the first quarter of 2014. Heating degree days were 14.8% more in the first quarter of 2014 as compared to the first quarter of 2013 and 18.3% more than the 30-year average. As a result, our gas gross margin (defined as gas operating revenues less cost of gas in rates) increased $1.0 million in the first quarter of 2014 as compared to the same period in 2013.

Gas retail sales and revenues increased during the twelve months ended March 31, 2014 as compared to the same period in 2013, reflecting the colder heating season in 2014. Total heating degree days for the 2013-2014 gas heating season (which runs from November to March) were 19.6% more than the 2012-2013 gas heating season and 15.1% more than the 30-year average gas heating season. Our margin for the twelve months ended March 31, 2014 increased $2.6 million as compared to the same period in 2013.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of March 31, 2014, we had unrecovered purchased gas costs of $0.1 million recorded as a current regulatory asset and $3.2 million recorded as a non-current regulatory liability.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended March 31, 2014 as compared to the same periods in 2013.

	Three Months Ended	Twelve Months Ended
(in millions)	2014 vs. 2013	2014 vs. 2013
Distribution operation expense	$0.0	$0.2
Transmission operation expense	0.1	0.1
Customer accounts expense(1)	0.0	0.4
TOTAL	$0.1	$0.7

(1)Primarily uncollectible accounts.

The following table represents our results of operations for our gas segment for the applicable periods ended March 31 (in millions):

	Three Months Ended		Twelve Months Ended
	2014	2013	2014	2013

Gas segment net income	$2.3	$1.9	$2.7	$2.1

Consolidated Company

Income Taxes

The following table shows the changes in our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended March 31:

	Three Months Ended		Twelve Months Ended
	2014	2013	2014	2013
Consolidated provision for income taxes	$12.1	$7.5	$42.1	$35.4

Consolidated effective federal and state income tax rates	36.7%	37.2%	37.0%	37.7%

See Note 12 of “Notes to Consolidated Financial Statements (Unaudited)” for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended March 31. AFUDC increased during all periods presented in 2014 reflecting the environmental retrofit project at our Asbury plant.

	Three Months Ended		Twelve Months Ended
($ in millions)	2014	2013	2014	2013
Allowance for equity funds used during construction	$1.3	$0.5	$4.6	$1.7
Allowance for borrowed funds used during construction	0.7	0.3	2.5	1.0
Total AFUDC	$2.0	$0.8	$7.1	$2.7

Total interest charges on long-term and short-term debt for the periods ended March 31 are shown below. The change in long-term debt interest for 2014 compared to 2013 reflects the  issuance, on  May 30, 2013, of $30.0 million of 3.73% First Mortgage Bonds due May 30, 2033 and $120.0 million of 4.32% First Mortgage Bonds due May 30, 2043. We used a portion of the proceeds from the sale of these bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013.

	Interest Charges ($ in millions)
	3 Months	3 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%
	2014	2013	Change	2014	2013	Change
Long-term debt interest	$10.1	$10.0	1.6%	$40.5	$39.5	2.6%
Short-term debt interest	0.0	0.0	(89.3)	0.0	0.2	(91.5)
Other interest	0.2	0.2	(14.9)	1.1	1.1	(5.1)
Total interest charges	$10.3	$10.2	0.7	$41.6	$40.8	1.9

RATE MATTERS

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

The following table sets forth information regarding electric and water rate increases since January 1, 2011:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri — Electric	July 6, 2012	$27,500,000	6.78%	April 1, 2013
Missouri — Water	May 21, 2012	$450,000	25.5%	November 23, 2012
Missouri — Electric	September 28, 2010	$18,700,000	4.70%	June 15, 2011
Kansas — Electric	June 17, 2011	$1,250,000	5.20%	January 1, 2012
Oklahoma — Electric	June 30, 2011	$240,000	1.66%	January 4, 2012
Oklahoma — Electric	January 28, 2011	$1,063,100	9.32%	March 1, 2011
Arkansas - Electric	August 19, 2010	$2,104,321	19.00%	April 13, 2011

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

Our other rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2013, remain unchanged. See Note 3, “Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information

MARKETS AND TRANSMISSION

Electric Segment

Day Ahead Market:  On March 1, 2014, the SPP RTO implemented its Integrated Marketplace (or Day-Ahead Market), which replaced the Energy Imbalance Services (EIS) market. The SPP RTO created a single NERC-approved balancing authority (BA) that took over balancing authority responsibilities for its members, including Empire. The SPP BA is expected to provide operational, economic and NERC Compliance benefits to our customers.

As part of the Integrated Marketplace, we, along with other SPP members are able to submit offers to sell power and bids to purchase power into the SPP market, with the SPP serving as a centralized dispatch. The SPP matches offers and bids based upon operating and reliability considerations. It is expected that 90%-95% of all next day generation needed throughout the SPP territory will be cleared through this Integrated Marketplace. We also acquire Transmission Congestion Rights (TCR) in an attempt to mitigate congestion costs associated with the power we will purchase from the SPP Integrated Market. The net financial effect of these Integrated Marketplace transactions are included in our fuel adjustment mechanisms.

SPP/Midcontinent Independent System Operator (MISO) Joint Operating Agreement:  On December 19, 2013, Entergy integrated its generation, transmission, and load into the MISO regional transmission organization.  Based on the current terms and conditions of MISO membership, Entergy’s participation in MISO will not be beneficial to our customers as it will significantly increase transmission delivery costs for our Plum Point power station as well as utilize our transmission system without compensation. In February 2014, the FERC granted a Request For Rehearing regarding the increased MISO transmission rate for Plum Point as well as established its own docket that was consolidated with the Entergy transmission formula rate docket. The consolidated dockets have been set for settlement evidentiary hearings in June 2014.

Prior to Entergy’s integration into MISO, the SPP filed a Petition for Review of FERC’s Orders on the interpretation of the SPP/MISO Joint Operating Agreement at the United States Court of Appeals for the District of Columbia (DC). In early December 2013, the DC Court vacated and remanded FERC’s Orders that agreed with MISO regarding interpretation of the Joint Operating Agreement to utilize SPP’s system to integrate Entergy into MISO. The SPP believed MISO’s intentional and free use of the SPP transmission system was unjust and unreasonable and made unexecuted service agreement filings at the FERC in February 2014 to initiate billings to MISO. SPP members have intervened in the SPP’s Petition and are actively involved in the SPP stakeholder processes and other FERC dockets to address our concerns. In March 2014, the FERC issued key Orders accepting the SPP’s filing to collect transmission revenues on our behalf, subject to refund, and established a settlement hearing process for resolution of the SPP/MISO dispute. Although the FERC’s order is positive, the transmission revenue financial impact and realization of such increased revenues due to MISO’s use of the SPP transmission system, including our system, is uncertain at this time and may take several months for the FERC acceptance of a resolution between the parties.

Information concerning recent and pending SPP RTO and other FERC activities can be found under Note 3, “Regulatory Matters — Markets and Transmission” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our issuance of various securities, including equity, long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the SEC. We believe the cash provided by operating activities, together with the amounts available to us under our credit facilities and the issuance of debt and equity securities, will allow us to meet our needs for working capital, pension contributions, our continuing construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years. See “Capital Requirements and Investing Activities” below for further information.

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs and other factors.

See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities for the quarters ended March 31:

Summary of Cash Flows

	Quarter Ended March 31,
(in millions)	2014	2013	Change
Cash provided by/(used in):
Operating activities	$54.6	$44.1	$10.5
Investing activities	(45.8)	(35.2)	(10.6)
Financing activities	(8.1)	(9.1)	1.0
Net change in cash and cash equivalents	$0.7	$(0.2)	$0.9

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

First Quarter 2014 Compared to 2013.  During the first quarter of 2014, our net cash flows provided from operating activities increased $10.5 million or 23.8% from 2013. This change resulted from the following:

•                  Increase in net income - $8.3 million.

•                  Increased plant in service depreciation - $1.6 million and fuel adjustment amortizations - $0.7 million.

•                  Increased cash flow from changes in unbilled revenues - $5.6 million and various accounts receivable - $2.5 million.

•                  Increased cash flow from changes in income and property tax accruals - $7.9 million.

•                  Adjustment to cash flow for increased AFUDC - $(0.7) million.

•                  Cash flow adjustments related to the 2013 Missouri electric rate case for a loss on plant disallowance - $(2.4) million and a reversal of a prior period gain on the sale of assets - $(1.2) million.

•                  Lower cash flow adjustments for deferred taxes mostly based on the expiration of bonus depreciation - $(3.1) million.

•                  Higher cash outflows resulting from changes in fuel inventories in part due to higher sales - $(3.9) million.

•                  Higher cash outflows resulting from changes in prepaid accounts, accounts payable and accrued liabilities - $(4.8) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $10.6 million during the first quarter of 2014 as compared to the first quarter of 2013.

Our capital expenditures incurred totaled approximately $50.4 million during the first quarter of 2014 compared to $41.4 million in the first quarter of 2013. The increase was primarily the result of an increase in electric plant additions and replacements, mainly due to the environmental retrofit in progress at our Asbury plant.

A breakdown of the capital expenditures for the quarters ended March 31, 2014 and 2013 is as follows:

	Capital Expenditures
(in millions)	2014	2013
Distribution and transmission system additions	$17.3	$12.1
New Generation — Riverton 12 combined cycle	16.5	0.3
Additions and replacements — electric plant	10.9	25.9
Gas segment additions and replacements	3.1	0.5
Storms	0.4	0.0
Transportation	0.3	0.2
Other (including retirements and salvage - net) (1)	1.5	2.0
Subtotal	50.0	41.0
Non-regulated capital expenditures (primarily fiber optics)	0.4	0.4
Subtotal capital expenditures incurred (2)	50.4	41.4
Adjusted for capital expenditures payable (3)	(4.0)	(3.6)
Total cash outlay	$46.4	$37.8

(1)  Other includes equity AFUDC of $(1.3) for 2014 and $(0.5) for 2013.

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

Approximately 94.0% of our cash requirements for capital expenditures during the first quarter of 2014 were satisfied from internally generated funds (funds provided by operating activities less dividends paid).

We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide approximately 39.0% of the funds required for the remainder of our budgeted 2014 capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. If additional financing is needed, we intend to utilize a combination of debt and equity securities. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

First quarter 2014 compared to 2013.

Our net cash flows used in financing activities was $8.1 million in the first quarter of 2014, a decrease of $1.0 million as compared to the first quarter of 2013, primarily due to the following:

•                  $0.5 million short-term borrowing in 2014 compared to repayment of $1.0 million in short-term debt in the first quarter 2013.

Shelf Registration

We have a $200.0 million shelf registration statement with the SEC, effective December 13, 2013, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. We have received regulatory approval for the issuance of securities under this shelf from all four state jurisdictions in our electric service territory, but we may only issue up to $150 million of such securities in the form of first mortgage bonds. We plan to use proceeds from offerings made pursuant to this shelf to fund capital expenditures, refinance existing debt or general corporate needs during the three-year effective period.

Credit Agreements

On January 17, 2012, we entered into the Third Amended and Restated Unsecured Credit Agreement which amended and restated our Second Amended and Restated Unsecured Credit Agreement dated January 26, 2010. This agreement extended the termination date of the revolving credit facility from January 26, 2013 to January 17, 2017. The agreement also removed the letter of credit facility and includes a swingline loan facility with a $15 million swingline loan sublimit. The aggregate amount of the revolving credit commitments remains $150 million, inclusive of the $15 million swingline loan sublimit. In addition, the pricing and fees under the facility were amended. Interest on borrowings under the facility accrues at a rate equal to, at our option, (i) the highest of (A) the bank’s prime commercial rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, plus a margin or (ii) one month, two month or three month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility is 1.25%. A facility fee is payable quarterly on the full amount of the commitments under the facility based on our current credit ratings, which fee is currently 0.20%. In addition, upon entering into the amended and restated facility, we paid an upfront fee to the revolving credit banks of $262,500 in the aggregate. There were no other material changes to the terms of the facility.

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2014, we are in compliance with these ratios. Our total indebtedness is 49.5% of our total capitalization as of March 31, 2014 and our EBITDA is 5.8 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at March 31, 2014. However, $4.5 million was used to back up our outstanding commercial paper.

EDE Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended March 31, 2014 would permit us to issue approximately $721.9 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At March 31, 2014, we had retired bonds and net property additions which would enable the issuance of at least $880.7 million principal amount of bonds if the annual interest requirements are met. However, based on the $1 billion limit on the principal amount of first mortgage bonds outstanding set forth by the EDE mortgage, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $417.0 million of new first mortgage bonds. As of March 31, 2014, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of March 31, 2014, this test would allow us to issue approximately $18.0 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

Credit Ratings

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa1	BBB
EDE First Mortgage Bonds	BBB+	A2	A-
Senior Notes	BBB	Baa1	BBB
Commercial Paper	F3	P-2	A-2
Outlook	Stable	Stable	Stable

*Not rated

On January 30, 2014, Moody’s upgraded our corporate credit rating to Baa1 from Baa2, senior secured debt to A2 from A3, senior unsecured debt to Baa1 from Baa2 and affirmed our commercial paper rating at P-2. On March 6, 2013, Standard & Poor’s upgraded our corporate credit rating to BBB from BBB-, senior secured debt to A- from BBB+, senior unsecured debt to BBB from BBB- and our commercial paper rating to A-2 from A-3. On May 24, 2013, Fitch reaffirmed our ratings.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not materially changed at March 31, 2014, compared to December 31, 2013. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table shows our diluted earnings per share, dividends paid per share, total dividends paid and retained earnings balance for the quarters ended March 31, 2014 and 2013, and the year ended December 31, 2013:

	Quarters Ended	Year Ended
(in millions, except per share amounts)	March 2014	March 2013	December 2013
Diluted earnings per share	$0.48	$0.30	$1.48
Dividends paid per share	$0.255	$0.25	$1.005
Total dividends paid	$11.0	$10.6	$43.0
Retained earnings period-end balance	$77.5	$49.1	$67.6

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended March 31, 2014.

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

We engage in physical and financial trading activities with the goals of reducing risk from market fluctuations. In accordance with our established Energy Risk Management Policy, which typically includes entering into various derivative transactions, we attempt to mitigate our commodity market risk. Derivatives are utilized to manage our gas commodity market risk. We also acquire Transmission Congestion Rights (TCR) in an attempt to lessen the cost of power we purchase from the SPP Integrated Market due to congestion costs. See Note 4, of “Notes to Consolidated Financial Statements (Unaudited)”.

Commodity Price Risk.

We are exposed to the impact of market fluctuations in the price and transportation costs of coal, natural gas, and electricity and employ established policies and procedures to manage the risks associated with these market fluctuations, including utilizing derivatives.

We satisfied 65.8% of our 2013 generation fuel supply need through coal. Approximately 96% of our 2013 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2016. These contracts satisfy approximately 97% of our anticipated fuel requirements for 2014, 39% for 2015 and 19% for 2016 for our Asbury coal plant. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of March 31, 2014, 59%, or 4.8 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2014 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at March 31, 2014, our natural gas expenditures would increase by approximately $1.9 million based on our March 31, 2014 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of March 31, 2014, we have 0.1 million Dths in storage on the three pipelines that serve our customers. This represents 7% of our storage capacity. We have no additional Dths hedged through financial derivatives or physical contracts.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at March 31, 2014 and December 31, 2013. There were no margin deposit liabilities at these dates.

(in millions)	March 31, 2014	December 31, 2013
Margin deposit assets	$4.0	$5.2

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a small group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at March 31, 2014, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value.

(in millions)
Net unrealized mark-to-market losses for physical forward natural gas contracts	$0.8
Net unrealized mark-to-market losses for financial natural gas contracts	3.2
Net credit exposure	$4.0

The $3.2 million net unrealized mark-to-market loss for financial natural gas contracts is comprised entirely of $3.2 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since we are below the $10.0 million mark-to-

market collateral threshold in our agreements. As noted above, as of March 31, 2014, we have $4.0 million on deposit for NYMEX contract exposure to Empire, of which $3.7 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their March 31, 2014 levels, our collateral requirement would increase $9.7 million. If these prices increased 25%, our collateral requirement would decrease $2.3 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes resulting from the implementation of the SPP Integrated Market. We made appropriate changes to internal controls and procedures as expected, mostly relating to our revenue and fuel expense cycles and certain information technology controls. None of the changes resulting from the implementation impair or significantly alter the effectiveness of our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 of “Notes to Consolidated Financial Statements (Unaudited)” under “Legal Proceedings”, which description is incorporated herein by reference

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5.  Other Information.

For the twelve months ended March 31, 2014, our ratio of earnings to fixed charges was 3.19x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 9, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three and twelve month periods ended March 31, 2014 and 2013, (ii) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

May 9, 2014