Form 10-Q
period 2014-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2014-08-08
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2014, 43,354,196 shares of common stock were outstanding.

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

•                  electric utility restructuring;

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time and it is not possible for management to predict all factors or to assess the impact of each factor on us.  Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

We caution you that any forward-looking statements are not guarantees of future performance and involve known and unknown risk, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from the facts, results, performance or achievements we have anticipated in such forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2014	2013
	(000’s except per share amounts)
Operating revenues:
Electric	$140,767	$127,026
Gas	6,989	7,777
Other	2,026	1,843
	149,782	136,646
Operating revenue deductions:
Fuel and purchased power	54,358	42,013
Cost of natural gas sold and transported	2,678	3,113
Regulated operating expenses	27,609	26,647
Other operating expenses	782	872
Maintenance and repairs	11,393	9,933
Depreciation and amortization	18,157	17,635
Provision for income taxes	6,694	7,042
Other taxes	8,609	8,281
	130,280	115,536
Operating income	19,502	21,110
Other income and (deductions):
Allowance for equity funds used during construction	1,522	867
Interest income	3	10
Benefit/(provision) for other income taxes	45	(7)
Other - non-operating expense, net	(300)	(290)
	1,270	580
Interest charges:
Long-term debt	10,105	10,190
Short-term debt	13	12
Allowance for borrowed funds used during construction	(830)	(472)
Other	290	302
	9,578	10,032

Net income	$11,194	$11,658
Weighted average number of common shares outstanding - basic	43,236	42,707
Weighted average number of common shares outstanding - diluted	43,269	42,727
Total earnings per weighted average share of common stock — basic and diluted	$0.26	$0.27
Dividends declared per share of common stock	$0.255	$0.25

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
	(000’s except per share amounts)
Operating revenues:
Electric	$293,856	$255,788
Gas	31,598	28,270
Other	4,001	3,728
	329,455	287,786
Operating revenue deductions:
Fuel and purchased power	109,944	87,316
Cost of natural gas sold and transported	17,723	15,038
Regulated operating expenses	55,566	53,784
Other operating expenses	1,498	1,665
Maintenance and repairs	21,650	19,090
Loss on plant disallowance	—	2,409
Depreciation and amortization	36,097	33,736
Provision for income taxes	18,868	14,496
Other taxes	19,119	17,284
	280,465	244,818
Operating income	48,990	42,968
Other income and (deductions):
Allowance for equity funds used during construction	2,773	1,393
Interest income	44	517
Benefit/(provision) for other income taxes	99	(35)
Other - non-operating expense, net	(645)	(579)
	2,271	1,296
Interest charges:
Long-term debt	20,210	20,141
Short-term debt	18	59
Allowance for borrowed funds used during construction	(1,570)	(777)
Other	504	554
	19,162	19,977
Net income	$32,099	$24,287
Weighted average number of common shares outstanding - basic	43,173	42,636
Weighted average number of common shares outstanding — diluted	43,200	42,652
Total earnings per weighted average share of common stock — basic and diluted	$0.74	$0.57
Dividends declared per share of common stock	$0.51	$0.50

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	June 30,
	2014	2013
	(000’s except per share amounts)
Operating revenues:
Electric	$574,481	$522,624
Gas	53,369	46,632
Other	8,148	6,851
	635,998	576,107
Operating revenue deductions:
Fuel and purchased power	198,034	175,456
Cost of natural gas sold and transported	28,479	23,321
Regulated operating expenses	107,115	101,963
Other operating expenses	2,974	3,026
Maintenance and repairs	43,433	39,613
Loss on plant disallowance	—	2,409
Depreciation and amortization	71,668	64,180
Provision for income taxes	41,837	35,835
Other taxes	36,773	32,689
	530,313	478,492
Operating income	105,685	97,615
Other income and (deductions):
Allowance for equity funds used during construction	5,234	2,437
Interest income	92	1,187
Benefit for other income taxes	106	105
Other - non-operating expense, net	(1,283)	(2,060)
	4,149	1,669
Interest charges:
Long-term debt	40,424	40,042
Short-term debt	18	87
Allowance for borrowed funds used during construction	(2,880)	(1,392)
Other	1,015	1,091
	38,577	39,828
Net income	$71,257	$59,456
Weighted average number of common shares outstanding — basic	43,048	42,512
Weighted average number of common shares outstanding — diluted	43,069	42,526
Total earnings per weighted average share of common stock — basic	$1.66	$1.40
Total earnings per weighted average share of common stock — diluted	$1.65	$1.40
Dividends declared per share of common stock	$1.015	$1.00

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,253,657	$2,219,605
Natural gas	77,894	72,834
Other	41,051	39,902
Construction work in progress	184,580	152,330
	2,557,182	2,484,671
Accumulated depreciation and amortization	740,989	732,737
	1,816,193	1,751,934

Current assets:
Cash and cash equivalents	2,939	3,475
Restricted cash	7,726	2,872
Accounts receivable — trade, net of allowance $944 and $1,025, respectively	48,824	50,137
Accrued unbilled revenues	19,299	26,694
Accounts receivable — other	16,238	13,101
Fuel, materials and supplies	48,800	48,811
Prepaid expenses and other	15,554	15,954
Unrealized gain in fair value of derivative contracts	9,153	2,469
Regulatory assets	10,229	7,743
	178,762	171,256

Noncurrent assets and deferred charges:
Regulatory assets	161,389	169,333
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,511	8,826
Unrealized gain in fair value of derivative contracts	39	41
Other	3,395	4,163
	212,826	221,855
Total Assets	$2,207,781	$2,145,045

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2014	December 31, 2013
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 43,334,811 and 43,044,185 shares issued and outstanding, respectively	$43,335	$43,044
Capital in excess of par value	645,236	639,525
Retained earnings	77,626	67,554
Total common stockholders’ equity	766,197	750,123

Long-term debt (net of current portion):
Obligations under capital lease	4,023	4,167
First mortgage bonds and secured debt	637,597	637,578
Unsecured debt	101,691	101,683
Total long-term debt	743,311	743,428
Total long-term debt and common stockholders’ equity	1,509,508	1,493,551

Current liabilities:
Accounts payable and accrued liabilities	50,525	71,375
Current maturities of long-term debt	283	274
Short-term debt	52,500	4,000
Regulatory liabilities	11,869	5,681
Customer deposits	12,734	12,543
Interest accrued	6,592	6,352
Other current liabilities	2,894	299
Unrealized loss in fair value of derivative contracts	970	1,889
Taxes accrued	14,456	3,386
	152,823	105,799

Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	132,241	132,012
Deferred income taxes	324,663	324,266
Unamortized investment tax credits	18,474	18,431
Pension and other postretirement benefit obligations	52,206	51,405
Unrealized loss in fair value of derivative contracts	2,096	2,799
Other	15,770	16,782
	545,450	545,695
Total Capitalization and Liabilities	$2,207,781	$2,145,045

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
	($-000’s)
Operating activities:
Net income	$32,099	$24,287
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	39,527	35,268
Pension and other postretirement benefit costs, net of contributions	5,154	7,174
Deferred income taxes and unamortized investment tax credit, net	3,513	12,096
Allowance for equity funds used during construction	(2,773)	(1,393)
Stock compensation expense	2,046	1,900
Loss on plant disallowance	—	2,409
Reverse gain on sale of assets	—	1,236
Non-cash (gain) on derivatives	(526)	(67)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	6,096	(7,140)
Fuel, materials and supplies	11	8,138
Prepaid expenses, other current assets and deferred charges	(3,104)	542
Accounts payable and accrued liabilities	(22,610)	(20,639)
Interest, taxes accrued and customer deposits	11,501	9,832
Asset retirement obligations	(1,234)	—
Other liabilities and other deferred credits	(656)	(2,638)

Net cash provided by operating activities	69,044	71,005

Investing activities:
Capital expenditures — regulated	(94,783)	(74,834)
Capital expenditures and other investments — non-regulated	(784)	(934)
Restricted cash	(4,854)	2,585

Net cash used in investing activities	(100,421)	(73,183)

Financing activities:
Proceeds from first mortgage bonds, net	—	150,000
Long-term debt issuance costs	—	(1,744)
Redemption of senior notes	—	(98,000)
Proceeds from issuance of common stock net of issuance costs	4,515	5,161
Net short-term borrowings/(repayments)	48,500	(24,000)
Dividends	(22,027)	(21,332)
Other	(147)	(432)

Net cash provided by financing activities	30,841	9,653
Net increase/(decrease) in cash and cash equivalents	(536)	7,475
Cash and cash equivalents at beginning of period	3,475	3,375
Cash and cash equivalents at end of period	$2,939	$10,850

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

Note 2 - Recently Issued and Proposed Accounting Standards

Revenue from contracts with customers:  In June 2014, the FASB issued new guidance governing revenue recognition. Under the new guidance, an entity is required to recognize revenue in a pattern that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating the impact of the adoption of this standard.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information regarding recently issued and proposed accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheets (in thousands).

Regulatory Assets and Liabilities

	June 30, 2014	December 31, 2013
Regulatory Assets:
Current:
Under recovered fuel costs	$3,556	$1,411
Current portion of long-term regulatory assets	6,673	6,332
Regulatory assets, current	10,229	7,743
Long-term:
Pension and other postretirement benefits(1)	65,755	70,035
Income taxes	47,681	48,033
Deferred construction accounting costs(2)	16,050	16,275
Unamortized loss on reacquired debt	10,742	11,078
Unsettled derivative losses — electric segment	3,276	4,269
System reliability — vegetation management	5,803	7,539
Storm costs(3)	4,565	4,911
Asset retirement obligation	4,953	4,673
Customer programs	5,033	4,935
Unamortized loss on interest rate derivative	966	989
Deferred operating and maintenance expense	1,346	2,095
Under recovered fuel costs	1,219	—
Current portion of long-term regulatory assets	(6,673)	(6,332)
Other	673	833
Regulatory assets, long-term	161,389	169,333
Total Regulatory Assets	$171,618	$177,076

	June 30, 2014	December 31, 2013
Regulatory Liabilities:
Current:
Over recovered fuel costs	$8,596	$2,212
Current portion of long-term regulatory liabilities	3,273	3,469
Regulatory liabilities, current	11,869	5,681
Long-term:
Costs of removal	90,043	88,469
SWPA payment for Ozark Beach lost generation	18,034	19,405
Income taxes	11,581	11,677
Deferred construction accounting costs — fuel(4)	7,929	8,011
Unamortized gain on interest rate derivative	3,286	3,371
Pension and other postretirement benefits	2,324	2,177
Over recovered fuel costs	2,317	2,371
Current portion of long-term regulatory liabilities	(3,273)	(3,469)
Regulatory liabilities, long-term	132,241	132,012
Total Regulatory Liabilities	$144,110	$137,693

(1)  Primarily consists of unfunded pension and other postretirement benefits (OPEB) liability. See Note 8.

(2) Reflects deferrals resulting from 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

(3)  Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado including an accrued carrying charge and deferred depreciation totaling $3.5 million at June 30, 2014.

(4) Resulting from regulatory plan requiring deferral of the fuel and purchased power impacts of Iatan 2.

Note 4— Risk Management and Derivative Financial Instruments

We engage in hedging activities in an effort to minimize our risk from the volatility of natural gas prices and power cost risk associated with exposure to congestion costs. We enter into both physical and financial contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to a range of predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and gain predictability. We began acquiring Transmission Congestion Rights (TCR) in 2013 in an attempt to mitigate the cost of power we purchase from the SPP Integrated Market due to congestion exposure. TCRs entitle the holder to a stream of revenues (or charges) based on the day-ahead congestion on the transmission path. TCRs can be purchased or self-converted using rights allocated based on prior investments made in the transmission system. We recognize that if risk is not timely and adequately balanced or if counterparties fail to perform contractual obligations, actual results could differ materially from intended results.

All derivative instruments are recognized at fair value on the balance sheet. The unrealized losses or gains from derivatives used to hedge our fuel and purchased power costs in our electric segment are recorded in regulatory assets or liabilities. All gains and losses from derivatives related to the gas segment are also recorded in regulatory assets or liabilities. This is in accordance with the Accounting Standards Codification (ASC) guidance on regulated operations, given that those gains or losses are probable of refund or recovery, respectively, through our fuel adjustment mechanism.

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

As of June 30, 2014 and December 31, 2013, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		June 30,	December 31,
ASSET DERIVATIVES		2014	2013
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$2	$35

Natural gas contracts, electric segment	Current assets	480	467
	Non-current assets and deferred charges - other	39	41
Transmission congestion rights, electric segment(1)	Current assets	8,671	1,967
Total derivatives assets		$9,192	$2,510

(1)         We initially began acquiring transmission congestion rights during the fourth quarter of 2013. The first full year annual auction applicable to the June 1, 2014 through May 31, 2015 period occurred during the second quarter of 2014 causing an increase in derivative TCR positions.

		June 30,	December 31,
LIABILITY DERIVATIVES		2014	2013
Hedging instruments	Balance Sheet Classification
Natural gas contracts, gas segment	Current liabilities	$3	$8

Natural gas contracts, electric segment	Current liabilities	967	1,881
	Non-current liabilities and deferred credits	2,096	2,799
Total derivatives liabilities		$3,066	$4,688

Electric Segment

At June 30, 2014, approximately $0.5 million of unrealized net losses are applicable to natural gas financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended June 30, (in thousands):

Non-Designated Hedging Instruments - Due to	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Electric Segment	Derivative	2014	2013	2014	2013	2014	2013
Commodity contracts	Regulatory (assets)/liabilities	$401	$(2,852)	$2,159	$(432)	$2,252	$(1,052)

Transmission congestion rights	Regulatory (assets)/liabilities	11,024	—	11,652	—	13,619	—
Total Electric Segment		$11,425	$(2,852)	$13,811	$(432)	$15,871	$(1,052)

Non-Designated Hedging Instruments - Due to	Statement of Income Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Electric Segment	Derivative	2014	2013	2014	2013	2014	2013
Commodity contracts	Fuel and purchased power expense	$160	$(407)	$915	$(521)	$(1,289)	$(4,565)

Transmission congestion rights	Fuel and purchased power expense	4,422	—	5,222	—	5,303	—
Total Electric Segment		$4,582	$(407)	$6,137	$(521)	$4,014	$(4,565)

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

As of June 30, 2014, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2014 and for the next four years are shown below at the following average prices per Dekatherm (Dth).

		Dth Hedged
Year	% Hedged	Physical	Financial	Average Price
Remainder 2014	66%	1,230,000	2,990,000	$4.543
2015	50%	300,000	4,510,000	$4.470
2016	43%	1,976,000	2,100,000	$4.103
2017	17%	420,900	1,300,000	$4.219
2018	6%	—	500,000	$4.516

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

At June 30, 2014, the following transmission congestion rights (TCR) have been obtained to hedge congestion risk in the SPP Integrated Market (dollars in thousands):

Year	Monthly MWH Hedged	$ Value
2014	4,354	$8,671

Gas Segment

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of June 30, 2014, we had 0.8 million Dths in storage on the three pipelines that serve our customers. This represents 39% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of June 30, 2014 (in thousands):

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	120,000		785,809	28%
Second	Up to 50%	—	—	—	—
Third	Up to 20%	—	—	—	—

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

Non-Designated Hedging	Balance Sheet Classification of	Amount of Gain/(Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivative	2014	2013	2014	2013	2014	2013
Commodity contracts	Regulatory (assets)/liabilities	$(1)	$(71)	$(1)	$(18)	$137	$12
Total - Gas Segment		$(1)	$(71)	$(1)	$(18)	$137	$12

Contingent Features

Certain of our derivative instruments contain provisions that are triggered if we fail to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. We had no derivative instruments with the credit-risk-related contingent features in a liability position on June 30, 2014 and have posted no collateral in the normal course of business. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at June 30, 2014 and December 31, 2013. There were no margin deposit liabilities at these dates.

(in millions)	June 30, 2014	December 31, 2013
Margin deposit assets	$3.5	$5.2

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended June 30, 2014 and December 31, 2013, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

Our TCR positions, which are acquired on the SPP Integrated Market, are valued using the most recent monthly auction clearing prices.  Our commodity contracts are valued using the market value approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2014
Derivative assets	$9,192	$521	$8,671	$—
Derivative liabilities	$(3,066)	$(3,066)	$—	$—

	December 31, 2013
Derivative assets	$2,510	$543	$1,967	$—
Derivative liabilities	$(4,688)	$(4,688)	$—	$—

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

The carrying amount of our total long-term debt exclusive of capital leases at June 30, 2014 was $739 million and at December 31, 2013 was $739 million. The fair market value at June 30, 2014 was approximately $767 million as compared to approximately $715 million at December 31, 2013. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of June 30, 2014 or that will be realizable in the future.

Note 6— Financing

We have an unsecured revolving credit facility of $150 million in place through January 17, 2017. The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2014, we are in compliance with these ratios. Our total indebtedness is 51.0% of our total capitalization as of June 30, 2014 and our EBITDA is 5.9 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at June 30, 2014, however, $52.5 million was used to back up our outstanding commercial paper.

Note 7— Commitments and Contingencies

Legal Proceedings

We are a party to various claims and legal proceedings arising out of the normal course of our business. We regularly analyze this information, and provide accruals for any liabilities, in accordance with the guidelines presented in the ASC on accounting for contingencies. In our opinion, it is not probable, given the company’s defenses, that the ultimate outcome of these claims and lawsuits will have a material adverse effect upon our financial condition, or results of operations or cash flows.

Coal, Natural Gas and Transportation Contracts

The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of June 30, 2014 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts

July 1, 2014 through December 31, 2014	$15.0	$8.0
January 1, 2015 through December 31, 2016	41.6	33.6
January 1, 2017 through December 31, 2018	33.2	25.5
January 1, 2019 and beyond	49.5	11.5

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. In the event that this gas cannot be used at our plants, the gas would be placed in storage. The firm physical gas and transportation commitments are detailed in the table above.

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of June 30, 2014, are detailed in the table above.

Purchased Power

We currently supplement our on-system (native load) generating capacity with purchases of capacity and energy from other entities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term (30 year) agreement for the purchase of capacity from Plum Point. Commitments under this agreement are approximately $292.4 million through August 31, 2039, the end date of the agreement. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the MPSC on July 1, 2013. While it is not currently our intention to exercise this option in 2015, we will continue to evaluate this purchase option through the exercise date as well as explore other options with the purchase power agreement holder, Plum Point Energy Associates (PPEA), related to the timing of this option.

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

New Construction

We have in place a contract with a third party vendor to complete environmental retrofits at our Asbury plant. The retrofits will include the installation of a pulse-jet fabric filter (baghouse), circulating dry scrubber and powder activated carbon injection system. This equipment will enable us to comply with the Mercury and Air Toxics Standard (MATS). The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112.0 million to $130.0 million, excluding AFUDC. Construction costs through June 30, 2014 were $97.4 million for the project to date, excluding AFUDC.

We also have in place a contract with a third party vendor to complete engineering, procurement, and construction activities at our Riverton plant to convert Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion will include the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. The Air Emission Source Construction Permit necessary for this project was issued by Kansas Department of Health and Environment on July 11, 2013. This conversion is currently scheduled to be completed in mid-2016 at a cost estimated to range from $165 million to $175 million, excluding AFUDC. This amount is included in our five-year capital expenditure plan. Construction costs, consisting of pre-engineering, site preparation activities and contract costs incurred project to date through June 30, 2014 were $42.4 million, excluding AFUDC.

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

The gross amount of assets recorded under capital leases total $5.3 million at June 30, 2014.

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

Compliance Plan

In order to comply with current and forthcoming environmental regulations, we are taking actions to implement our compliance plan and strategy (Compliance Plan).  The Mercury Air Toxic Standards (MATS) and the Clean Air Interstate Rule (CAIR) and its subsequent replacement rule, both regulations which we discuss further below, are the drivers behind our Compliance Plan and its implementation schedule.  The MATS require reductions in mercury, acid gases and other emissions considered hazardous air pollutants (HAPS). They became effective in April 2012 and require full compliance by April 16, 2015 (with flexibility for extensions for reliability reasons). The Cross State Air Pollution Rule (CSAPR — formerly the Clean Air Transport Rule, or CATR) was first proposed by the EPA in July 2010 as a replacement of CAIR and was set to take effect on January 1, 2012.  CSAPR was stayed by the D.C Circuit Court of Appeals in late December 2011, then vacated by court order in August 2012. On April 29, 2014, the U.S. Supreme Court (the Court) reversed the D.C Circuit Court of Appeals judgment, and remanded the case back to the D.C. Circuit Court for further proceedings consistent with the Court’s opinion. In light of the Supreme Court’s decision upholding the EPA’s approach to implementing the good neighbor provision in CSAPR, on June 26, 2014, the EPA moved to lift the stay entered in late December 2011. However, CAIR will remain in effect until proceedings become final. We anticipate compliance costs associated with the MATS and CAIR (or its subsequent replacement) regulations to be recoverable in our rates.

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

In September 2012, we completed the transition of our Riverton Units 7 and 8 from operation on coal and natural gas to operation solely on natural gas. Riverton Unit 7 was permanently removed from service on June 30, 2014. Riverton Unit 8 and Riverton Unit 9, a small combustion turbine that requires steam from Unit 8 for start-up, are planned to be retired upon the conversion of Riverton Unit 12, a simple cycle combustion turbine, to a combined cycle unit. This conversion is currently scheduled to be completed in mid-2016. Once our Asbury and Riverton projects are completed, our generating fleet aggregate emissions will be in compliance with CSAPR’s emission limits as originally proposed. However, the current version of CSAPR is likely to be revised to be consistent with the April 29, 2014 U.S. Supreme Court decision.

See “New Construction” above for project costs for both of these projects.

Air Emissions

The CAA regulates the amount of NOx and SO2 an affected unit can emit. As currently operated, each of our affected units is in compliance with the applicable NOx and SO2 limits. Currently, NOx emissions are regulated by the CAIR and National Ambient Air Quality Standard (NAAQS) rules for ozone (discussed below). SO2 emissions are currently regulated by the Title IV Acid Rain Program and the CAIR.

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

In January 2013, the EPA finalized the revised PM 2.5 primary annual standard at 12 ug/m(3) (micrograms per cubic meter of air). States are required to meet the primary standard in 2020. The standard should have no impact on our existing generating fleet because the regional ambient monitor results are below the PM 2.5 required level. However, the PM 2.5 standards could impact future major modifications/construction projects that require additional permits.

Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. Based on the current standard, our service territory is designated as attainment, meaning that it is in compliance with the standard. A revised Ozone NAAQS is expected to be proposed by the EPA in early 2015 and the final rule is expected in November 2015.

Greenhouse Gases (GHGs):

As the EPA began to prepare for future regulations, GHG emissions have been reported for several years under the Mandatory GHG Reporting Rule.  EDE and EDG’s GHG emissions for each year, including 2013, have been reported to the EPA as required.

A series of actions and decisions including the Tailoring Rule, which regulates carbon dioxide and other GHG emissions from certain stationary sources, have further set the foundation for the regulation of GHGs. However, because of the uncertainties regarding the final outcome of the GHG regulations (discussed below), the ultimate cost of compliance cannot be determined at this time. In any case, we expect the cost of complying with any such regulations to be recoverable in our rates.

In April 2012, the EPA proposed a Carbon Pollution Standard for new power plants to limit the amount of carbon emitted by EGUs. This standard was rescinded, and a re-proposal of standards of performance for affected fossil fuel-fired EGUs was published in January 2014. The comment period ended May 9, 2014. The proposed rule applies only to new EGUs and sets separate standards for natural gas-fired combustion turbines and for fossil fuel-fired utility boilers.  The proposal would not apply to existing units, including modifications such as those required to meet other air pollution standards which are currently being undertaken at our Asbury facility and at the Riverton facility with the conversion of simple cycle Unit 12 to combined cycle.

On June 2, 2014, the EPA released the proposed rule for limiting carbon emissions from existing power plants. The “Clean Power Plan” requires a 30% carbon emission reduction from 2005 baseline levels by 2030 and requires fossil-fuel fired power plants across the nation, including those in Empire’s fleet, to meet state-specific goals to lower carbon levels. The EPA has identified four building block strategies to achieve the best system of emission reduction (BSER). Included in these strategies are the following:  making fossil fuel power plants more efficient; using lower-emitting sources (such as natural gas combined cycle units); using more renewables and keeping nuclear sources; and using power more efficiently. States will use the building blocks to craft their compliance plans or may work with other states in developing a regional approach to compliance, in which case additional time is given for implementation.

The EPA is scheduled to issue the final rule for existing power plants by June 1, 2015. Each state must submit its initial plan by June 30, 2016 with additional time available by request until June 2017 for a single state or June 2018 for a multi-state approach. Currently, state and industry representatives including Empire are collaborating to evaluate future impacts of the rule as proposed by the EPA.

Water Discharges

We operate under the Kansas and Missouri Water Pollution Plans pursuant to the Federal Clean Water Act (CWA). Our plants are in material compliance with applicable regulations and have received all necessary discharge permits.

The Riverton Units 7 and 8 and Iatan Unit 1, which utilize once-through cooling water, were affected by regulations for Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) Phase II. In 2007, the United States Court of Appeals remanded key sections of these CWA regulations to the EPA. The EPA suspended the regulations. Following a series of court approved delays, the EPA announced its final rule on May 19, 2014 but has not established an effective date of the regulation. We expect the regulations to have a limited impact at Riverton. The retirement of unit 8 is scheduled in 2016. A new intake structure design and cooling tower will be constructed as part of the Unit 12 conversion at Riverton. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Our new Iatan Unit 2 and Plum Point Unit 1 are covered by the proposed regulation, but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally affected by the final rule.

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

In June 2010, the EPA proposed to regulate coal combustion residuals (CCRs) under the Federal Resource Conservation and Recovery Act (RCRA). In the proposal, the EPA presented two options: (1) regulation of CCR under RCRA subtitle C as a hazardous waste and (2) regulation of CCR under RCRA subtitle D as a non-hazardous waste. It is anticipated that the final regulation will be published in late 2014. We expect compliance with either option to result in the need to construct a new landfill and the conversion of existing ash handling from a wet to a dry system(s) at a potential cost of up to $15 million at our Asbury Power Plant. This preliminary estimate will likely change based on the final CCR rule and its requirements. We expect resulting costs to be recoverable in our rates.

As a result of the transition from coal to natural gas fuel for Riverton Units 7 and 8, the former Riverton ash impoundment has been capped and closed. Final closure as an industrial (coal combustion waste) landfill was approved on June 30, 2014 by the Kansas Department of Health and Environment (KDHE).

We have received preliminary permit approval in Missouri for a new utility waste landfill adjacent to the Asbury plant. Our Detailed Site Investigation (DSI) will be finalized in late 2014. Receipt of the final construction permit for the waste landfill is expected in late 2015.

Renewable Energy

Missouri regulations currently require Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of generation from our Ozark Beach Hydroelectric Project and purchased power agreements with Cloud County Windfarm, LLC, located in Cloud County, Kansas, and Elk River Windfarm, LLC, located in Butler County, Kansas. The regulations also require that 2% of the energy from renewable energy sources must be solar; however, we are exempted by statute from that solar requirement. As noted in our Annual Report on Form 10-K for the year ended December 31, 2013, the Earth Island Institute, d/b/a Renew Missouri, and others challenged our solar exemption by filing a complaint with the MPSC. The MPSC dismissed the complaint and Renew Missouri filed a notice of appeal seeking review by the Missouri Supreme Court. The case has been briefed by the parties and is awaiting action by the Court.

Kansas established a renewable portfolio standard (RPS), effective November 19, 2010. It requires 10% of our Kansas retail customer peak capacity requirements to be sourced from renewables in 2012, increasing to 15% by 2016, and to 20% by 2020. We are currently in compliance with this regulatory requirement as a result of purchased power agreements with Cloud County

Windfarm, LLC, located in Cloud County, Kansas and Elk River Windfarm, LLC, located in Butler County, Kansas.

Note 8 — Retirement Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended June 30,
	Pension Benefits		SERP		OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$1,627	$1,859	$29	$52	$607	$715
Interest cost	2,733	2,523	87	94	1,081	922
Expected return on plan assets	(3,322)	(3,089)	—	—	(1,197)	(1,077)
Amortization of prior service cost (1)	105	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	1,649	2,632	105	180	229	481
Net periodic benefit cost	$2,792	$4,058	$219	$324	$467	$788

	Six months ended June 30,
	Pension Benefits		SERP		OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$3,254	$3,727	$58	$67	$1,214	$1,470
Interest cost	5,467	5,031	173	157	2,161	1,913
Expected return on plan assets	(6,644)	(6,214)	—	—	(2,393)	(2,176)
Amortization of prior service cost (1)	209	266	(4)	(4)	(506)	(505)
Amortization of net actuarial loss (1)	3,298	5,223	211	284	457	1,131
Net periodic benefit cost	$5,584	$8,033	$438	$504	$933	$1,833

	Twelve months ended June 30,
	Pension Benefits		SERP		OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$6,981	$6,732	$125	$104	$2,684	$2,742
Interest cost	10,498	10,187	330	308	4,074	3,885
Expected return on plan assets	(12,858)	(12,372)	—	—	(4,569)	(4,229)
Amortization of prior service cost (1)	475	531	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	8,520	9,259	495	520	1,588	1,858
Net periodic benefit cost	$13,616	$14,337	$942	$924	$2,766	$3,245

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

In accordance with our regulatory agreements, our pension funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We expect to make pension contributions of approximately $12.0 million during 2014, of which we have made contributions of approximately $3.0 million as of July 15, 2014. The actual minimum funding requirements will be determined based on the results of the actuarial valuations. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $3.0 million during 2014, of which we have made contributions of approximately $1.2 million as of July 1, 2014. The actual minimum funding requirements will be determined based on the results of the actuarial valuations.

Note 9— Stock-Based Awards and Programs

Our performance-based restricted stock awards, stock options and time-vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award. Grants were made in the first quarter of 2014 (the effect of which is included in the table below) but did not have a material impact on our results of operations. We had unrecognized compensation expense associated with issued, unvested awards of $1.3 million as of June 30, 2014.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Compensation Expense	$518	$420	$1,868	$1,711	$2,734	$2,376
Tax Benefit Recognized	187	146	690	622	997	844

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards consisting of the right to receive a number of shares of common stock at the end of the restricted period (assuming performance criteria are met) are granted to qualified individuals. We estimate the fair value of outstanding restricted stock awards using a Monte Carlo option valuation model.

Non-vested performance-based restricted stock awards (based on target number) as of June 30, 2014 and 2013 and changes during the six months ended June 30, 2014 and 2013 were as follows:

	2014		2013
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Outstanding at January 1,	47,200	$21.39	33,900	$20.25
Granted	27,000	$22.40	26,300	$21.36
Awarded	0	$21.84	(4,460)	$18.36
Not Awarded	(10,900)	$21.84	(8,540)	$18.36

Nonvested at June 30,	63,300	$21.74	47,200	$21.39

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

Stock Options

Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. The fair value of the outstanding options was estimated as of June 30, 2014 and 2013, under a Black-Scholes methodology.

A summary of option activity under the plan during the quarters ended June 30, 2014 and June 30, 2013 is presented below:

	2014		2013
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1,	112,500	$23.27	163,300	$23.15
Granted	—	—	—	—
Exercised June 30,	67,000	$23.98	40,200	$21.66
Outstanding at June 30,	45,500	$23.81	123,100	$23.19
Exercisable at June 30,	45,500	$23.81	123,100	$23.19

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of June 30, 2014, there were 70,838 shares available for issuance in this plan. On May 1, 2014, our shareholders approved an amended and restated ESPP to reserve an additional 750,000 shares.

	2014	2013
Subscriptions outstanding at June 30	58,627	62,793
Maximum subscription price(1)	$21.43	$19.58
Shares of stock issued	56,942	68,099
Stock issuance price	$19.58	$17.95

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2014 to May 31, 2015.

Assumptions for valuation of these shares are shown in the table below.

	2014	2013
Weighted average fair value of grants at June 30	$3.07	$2.78
Risk-free interest rate	0.10%	0.14%
Expected dividend yield	4.30%	4.60%
Expected volatility	14.00%	14.00%
Expected life in months	12	12
Grant Date	6/2/14	6/1/13

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income for all periods presented ended June 30 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended	Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Electric transmission and distribution expense	$6,878	$5,950	$13,676	$10,979	$24,560	$19,690
Natural gas transmission and distribution expense	558	577	1,232	1,122	2,608	2,250
Power operation expense (other than fuel)	4,021	4,367	8,012	8,011	15,644	15,953
Customer accounts and assistance expense	2,884	2,619	5,720	5,198	11,701	10,391
Employee pension expense (1)	2,602	2,757	5,228	5,399	10,565	10,505
Employee healthcare plan (1)	2,607	2,408	4,332	5,195	9,327	10,458
General office supplies and expense	3,185	3,163	7,376	6,592	13,635	12,093
Administrative and general expense	3,438	3,603	7,664	7,918	14,546	15,217
Allowance for uncollectible accounts	1,329	1,044	2,101	1,790	3,976	3,483
Regulatory reversal of gain on sale of assets	—	—	—	1,236	—	1,236
Miscellaneous expense	107	159	225	344	553	687
Total	$27,609	$26,647	$55,566	$53,784	$107,115	$101,963

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

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

($-000’s)	For the quarter ended June 30, 2014
Statement of Income Information	Electric	Gas	Other	Eliminations	Total
Revenues	$140,767	$6,989	$2,346	$(320)	$149,782
Depreciation and amortization	16,791	913	453	—	18,157
Federal and state income taxes	6,331	(90)	408	—	6,649
Operating income	18,185	624	693	—	19,502
Interest income	—	7	5	(9)	3
Interest expense	9,454	963	—	(9)	10,408
Income from AFUDC (debt and equity)	2,301	51	—	—	2,352
Net income	10,826	(295)	663	—	11,194

Capital Expenditures	$44,911	$1,249	$382	—	$46,542

	For the quarter ended June 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$127,026	$7,777	$1,991	$(148)	$136,646
Depreciation and amortization	16,205	927	503	—	17,635
Federal and state income taxes	6,948	(129)	230	—	7,049
Operating income	19,994	744	372	—	21,110
Interest income	3	34	2	(29)	10
Interest expense	9,557	976	—	(29)	10,504
Income from AFUDC (debt and equity)	1,331	8	—	—	1,339
Net income	11,498	(214)	374	—	11,658

Capital Expenditures	$36,535	$1,463	$502	—	$38,500

	For the six months ended June 30, 2014
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$293,856	$31,598	$4,641	$(640)	$329,455
Depreciation and amortization	33,366	1,824	907	—	36,097
Federal and state income taxes	16,578	1,358	833	—	18,769
Operating income	43,711	3,899	1,380	—	48,990
Interest income	32	19	8	(15)	44
Interest expense	18,821	1,926	—	(15)	20,732
Income from AFUDC (debt and equity)	4,267	76	—	—	4,343
Net income	28,710	2,035	1,354	—	32,099

Capital Expenditures	$91,614	$4,422	$839	—	$96,875

	For the six months ended June 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$255,788	$28,270	$4,024	$(296)	$287,786
Depreciation and amortization	30,887	1,851	998	—	33,736
Federal and state income taxes	12,943	1,076	512	—	14,531
Operating income	38,509	3,639	820	—	42,968
Interest income	497	105	7	(92)	517
Interest expense	18,893	1,953	—	(92)	20,754
Income from AFUDC (debt and equity)	2,161	9	—	—	2,170
Net income	21,721	1,735	831	—	24,287

Capital Expenditures	$73,070	$2,196	$942	—	$76,208

	For the twelve months ended June 30, 2014
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$574,481	$53,369	$9,764	$(1,616)	$635,998
Depreciation and amortization	66,138	3,682	1,848	—	71,668
Federal and state income taxes	38,113	1,766	1,852	—	41,731
Operating income	96,187	6,453	3,045	—	105,685
Interest income	71	29	9	(17)	92
Interest expense	37,612	3,862	—	(17)	41,457
Income from AFUDC (debt and equity)	8,016	98	—	—	8,114
Net income	65,592	2,655	3,010	—	71,257

Capital Expenditures	$175,445	$6,645	$2,285	—	$184,375

	For the twelve months ended June 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$522,624	$46,632	$7,443	$(592)	$576,107
Depreciation and amortization	58,869	3,669	1,642	—	64,180
Federal and state income taxes	33,277	1,406	1,047	—	35,730
Operating income	89,876	6,055	1,684	—	97,615
Interest income	1,155	262	13	(243)	1,187
Interest expense	37,558	3,905	—	(243)	41,220
Income from AFUDC (debt and equity)	3,811	18	—	—	3,829
Net Income	55,487	2,267	1,702	—	59,456

Capital Expenditures	$149,619	$4,198	$2,003	—	$155,820

	As of June 30, 2014
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$2,098,131	$122,304	$31,965	$(44,619)	$2,207,781

(1) Includes goodwill of $39,492.

	As of December 31, 2013
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$2,034,234	$123,736	$31,306	$(44,231)	$2,145,045

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our provision for income taxes and our consolidated effective federal and state income tax rates for the applicable periods ended June 30 (dollars in millions):

	Three Months Ended		Six-Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Consolidated provision for income taxes	$6.6	$7.0	$18.8	$14.5	$41.7	$35.7
Consolidated effective federal and state income tax rates	37.3%	37.7%	36.9%	37.4%	36.9%	37.5%

The effective income tax rate for the three, six and twelve month periods ended June 30, 2014 is lower than comparable periods in 2013 primarily due to higher equity AFUDC income in 2014 compared with 2013.

We do not have any unrecognized tax benefits as of June 30, 2014. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

In 2010, we received $17.7 million of investment tax credits based on our investment in Iatan 2.  We utilized $0.7 million of these credits when preparing our 2012 tax return. We expect to utilize approximately $10.7 million of these credits on our 2013 tax return. We expect to use the remaining credits on our 2014 tax return. The tax credits will have no significant income statement impact because they will flow to our customers as we amortize the tax credits over the life of the plant.

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

During the twelve months ended June 30, 2014, our gross operating revenues were derived as follows:

Electric segment sales*	90.3%
Gas segment sales	8.4
Other segment sales	1.3

*Sales from our electric segment include 0.3% from the sale of water.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended June 30 (in dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013

Basic earnings per weighted average share of common stock	$0.26	$0.27	$0.74	$0.57	$1.66	$1.40
Diluted earnings per weighted average share of common stock	$0.26	$0.27	$0.74	$0.57	$1.65	$1.40

Rate changes, primarily the June 2013 and June 2014 rate increases for our wholesale on-system customers, increased revenues during the second quarter of 2014 as compared to the second quarter of 2013. Increases in electric customer rates resulting from the April 1, 2013 Missouri rate increase positively impacted electric results for the six months ended and twelve months ended periods ended June 30, 2014 as compared to the same periods in 2013. However, increased regulatory operating expenses, depreciation and amortization expenses and property and other tax expenses, offset the impact of increased customer rates in all periods. Increased AFUDC due to higher levels of construction activity positively impacted results during each period presented.

The six months ended and twelve months ended June 30, 2014 periods were also positively impacted by favorable weather as compared to the same periods in 2013.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, six months and twelve months ended June 30, 2013 and June 30, 2014, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended June 30.

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

	Three Months Ended	Six Months Ended	Twelve Months Ended
Earnings Per Share — 2013	$0.27	$0.57	$1.40

Revenues
Electric segment	$0.20	$0.56	$0.76
Gas segment	(0.01)	0.05	0.10
Other segment	0.00	0.00	0.02
Total Revenue	0.19	0.61	0.88
Electric fuel and purchased power	(0.18)	(0.33)	(0.33)
Cost of natural gas sold and transported	0.01	(0.04)	(0.08)
Gross Margin	0.02	0.24	0.47

Operating — electric segment	(0.01)	(0.02)	(0.06)
Operating —gas segment	0.00	0.00	(0.01)
Maintenance and repairs	(0.02)	(0.04)	(0.06)
Depreciation and amortization	(0.01)	(0.03)	(0.11)
Loss on plant disallowance	0.00	0.03	0.03
Other taxes	(0.01)	(0.03)	(0.06)
AFUDC	0.02	0.03	0.06
Change in effective income tax rates	0.00	0.01	0.02
Other income and deductions	0.00	(0.01)	0.00
Dilutive effect of additional shares issued	0.00	(0.01)	(0.02)
Earnings Per Share — 2014	$0.26	$0.74	$1.66

Recent Activities

Regulatory Matters

On May 28, 2014, we filed a Notice of Intended Case Filing with the Missouri Public Service Commission (MPSC) of our intentions to file an electric rate case in Missouri as early as August 1, 2014.

On December 3, 2013, we filed a request with the Arkansas Public Service Commission (APSC) for changes in rates for our Arkansas electric customers.  We were seeking an annual increase in total revenue of approximately $2.2 million, or approximately 18%. The rate increase was requested to recover costs incurred to ensure continued reliable service for our customers, including capital investments, operating systems replacement costs and ongoing increases in other operation and maintenance expenses and capital costs. We reached an agreement with the parties in the case for an increase of $1.375 million, or approximately 11%. On May 20, 2014, we filed a settlement agreement with the APSC. The APSC held a hearing on the settlement agreement on July 22, 2014.

For additional information, see “Rate Matters” below.

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

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three month, six month and twelve month periods ended June 30, 2014, compared to the same periods ended June 30, 2013.

The following table represents our results of operations by operating segment for the applicable periods ended June 30 (in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013

Electric	$10.8	$11.5	$28.7	$21.7	$65.6	$55.5
Gas	(0.3)	(0.2)	2.0	1.8	2.7	2.3
Other	0.7	0.4	1.4	0.8	3.0	1.7
Net income	$11.2	$11.7	$32.1	$24.3	$71.3	$59.5

Electric Segment

Gross Margin

The table below represents our electric gross margins for the applicable periods ended June 30 (dollars in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013

Electric segment revenues	$140.8	$127.0	$293.8	$255.8	$574.5	$522.6
Fuel and purchased power	54.4	42.0	109.9	87.3	198.0	175.4
Electric segment gross margins	$86.4	$85.0	$183.9	$168.5	$376.5	$347.2

As shown in the table above, electric segment gross margin increased approximately $1.4 million during the second quarter of 2014 as compared to the second quarter of 2013, mainly due to increased rates for our wholesale electric customers.

The electric gross margin increased approximately $15.4 million for the six months ended June 30, 2014 as compared to the same period in 2013, mainly due to increased demand resulting from colder weather in the first quarter of 2014 as compared to the same period in 2013 and to increased rates for our Missouri electric customers.

The electric gross margin increased approximately $29.3 million for the twelve months ended June 30, 2014 as compared to the same period in 2013, due to a full twelve months of increased Missouri electric rates that were effective April 1, 2013, increased demand resulting from the favorable 2013-2014 heating season and an increase in average electric customer counts.

Sales and Revenues

Electric operating revenues comprised approximately 94.0% of our total operating revenues during the second quarter of 2014.

The amounts and percentage changes from the prior periods in kilowatt-hour (kWh) sales by major customer class for on-system (native load) sales for the applicable periods ended June 30, were as follows (in millions):

	kWh Sales
	Second	Second		6 Months	6 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2014	2013	Change(1)	2014	2013	Change(1)	2014	2013	Change(1)
Residential	369.8	387.3	(4.5)%	1,011.3	958.3	5.5%	1,989.6	1,943.5	2.4%
Commercial	381.9	377.0	1.3	770.5	736.7	4.6	1,575.5	1,557.7	1.1
Industrial	261.7	264.4	(1.0)	498.8	505.0	(1.2)	1,009.3	1,022.1	(1.3)
Wholesale on-system	80.6	83.9	(4.0)	164.7	168.4	(2.2)	339.4	348.0	(2.5)
Other(2)	30.0	31.5	(4.7)	65.2	64.5	1.1	130.1	128.4	1.3
Total on-system sales	1,124.0	1,144.1	(1.8)	2,510.5	2,432.9	3.2	5,043.9	4,999.7	0.9

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2)Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers decreased 1.8% during the quarter ended June 30, 2014, as compared to the same period in 2013, despite more temperate weather in the second quarter of 2014. Contributing to the decreased sales were volumetric changes related to weather variability as we transition from heating to cooling season, customer usage and other related factors. KWh sales for our residential customers, which are more weather sensitive, decreased 4.5%. Commercial sales increased 1.3%.

KWh sales for our on-system customers increased 3.2% during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to increased demand resulting from colder weather in the first quarter of 2014. Residential and commercial kWh sales increased primarily due to the colder weather in the first quarter of 2014.

KWh sales for our on-system customers increased 0.9% during the twelve months ended June 30, 2014, as compared to the same period in 2013, due to increased customer counts and increased demand resulting from the favorable 2013-2014 heating season, partially offset by the milder 2013 third quarter weather. Residential and commercial kWh sales increased primarily due to the colder weather in the first quarter of 2014 and increased customer counts.

Industrial sales decreased 1.0%, 1.2% and 1.3% during the quarter, six month and twelve month periods ended June 30, 2014, respectively, due to reduced usage by several large industrial customers.

The amounts and percentage changes from the prior periods in electric segment operating revenues by major customer class for on-system and off-system sales for the applicable periods ended June 30 were as follows (dollars in millions):

	Electric Segment Operating Revenues
	Second	Second		6 Months	6 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2014	2013	Change(1)	2014	2013	Change(1)	2014	2013	Change(1)
Residential	$47.0	$47.9	(1.9)%	$119.2	$109.2	9.2%	$237.7	$222.2	7.0%
Commercial	42.1	41.0	2.7	82.2	75.8	8.4	168.8	158.8	6.3
Industrial	21.4	21.1	1.4	39.4	38.2	3.1	81.7	78.2	4.5
Wholesale on-system	5.7	4.9	17.8	10.9	9.6	12.7	21.3	19.6	8.7
Other(2)	3.7	3.7	(1.4)	7.5	7.3	4.8	15.3	14.3	6.6
Total on-system revenues	$119.9	$118.6	1.1	$259.2	$240.1	8.0	$524.8	$493.1	6.4
Off-system and SPP Integrated Market activity(3)	16.6	4.3	285.8	25.9	8.0	224.4	33.4	16.8	98.5
Total revenues from kWh Sales	136.5	122.9	11.0	285.1	248.1	15.0	558.2	509.9	9.5
Miscellaneous revenues(4)	3.8	3.6	5.3	7.7	6.7	14.5	14.2	10.7	32.6
Total electric operating revenues	$140.3	$126.5	10.9	$292.8	$254.8	14.9	$572.4	$520.6	9.9
Water revenues	0.5	0.5	(2.3)	1.0	1.0	(1.1)	2.1	2.0	7.6
Total electric segment operating revenues	$140.8	$127.0	10.8	$293.8	$255.8	14.9	$574.5	$522.6	9.9

(1) Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2) Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3) As of March 1, 2014, off-system revenues were effectively replaced by SPP Integrated Market activity. SPP integrated market net sales were $16.5 million, $22.8 million and $22.8 million for the three months, six months and twelve months ended, June 30, 2014, periods respectively.  See “— Markets and Transmission” below for more information.

(4) Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

Revenues for our on-system customers increased $1.3 million during the second quarter of 2014 as compared to the second quarter of 2013. Rate changes, primarily the June 2013 and June 2014 rate increases for our wholesale on-system customers, increased revenues an estimated $2.6 million. An increase in fuel recovery revenue (and corresponding increase in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the second quarter of 2014 compared to the prior year quarter increased revenues by $0.9 million. Improved customer counts increased revenues an estimated $0.2 million.  The impact of other volumetric factors inclusive of weather decreased revenues an estimated $2.4 million.

Revenues for our on-system customers increased $19.2 million for the six months ended June 30, 2014 as compared to the same period in 2013. Rate changes, primarily the April 2013 Missouri retail on-system customer rate increase and the June 2013 increase for our wholesale on-system customers, contributed an estimated $10.2 million to revenues. Weather and other related factors increased revenues an estimated $6.8 million during the six months ended June 30, 2014. A $1.6 million increase in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the six months ended June 30, 2014 compared to the same period in 2013 positively impacted revenues. Improved customer counts increased revenues an estimated $0.6 million.

Revenues for our on-system customers increased $31.6 million for the twelve months ended June 30, 2014 as compared to the same period in 2013. Rate changes, primarily the April 2013 Missouri retail on-system customer rate increase and the June 2013 increase for our wholesale on-system customers, contributed an estimated $26.0 million to revenues. Weather and other related factors increased revenues an estimated $4.0 million during the twelve months ended June 30, 2014. A $3.3 million increase in fuel recovery revenue (and corresponding reduction in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the twelve months ended June 30, 2014 compared to the same period in 2013 positively impacted revenues. Improved customer counts increased revenues an estimated $1.7 million. A change to our estimate of unbilled revenues in the third quarter of 2012 increased revenues $3.4 million in the 2013 twelve-month period. The 2014 twelve-month ended period does not include a corresponding adjustment.

Off-System Electric Transactions.

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

Miscellaneous Revenues

Our miscellaneous revenues are comprised mainly of transmission revenues, reflecting our position as an SPP transmission owner, late payment fees and renewable energy credit sales.

The following table represents our miscellaneous revenues for our electric segment for the applicable periods ended June 30 (in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013

Miscellaneous revenues	$3.8	$3.6	$7.7	$6.7	$14.2	$10.7

Our miscellaneous revenues increased for the three months ended June 30, 2014 period as compared to the same period in 2013, mainly due to increased renewable energy credit sales.

Our miscellaneous revenues increased for the six months ended and the twelve months ended June 30, 2014 periods as compared to the same periods in 2013, mainly due to increased transmission revenues and renewable energy credit sales.

Operating Revenue Deductions — Fuel and Purchased Power

Included in our fuel and purchased power expenditures are our generation costs and net purchases from the SPP Integrated Marketplace. Net SPP integrated market activity is settled for each market participant in various time increments. As described above, when we purchase more generation from the market than we sell, based on the prescribed time increments, the net purchase is recorded as a component of fuel and purchased power on the financial statements. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for the applicable periods ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Actual fuel and purchased power expenditures(1)	$55.8	$43.7	$117.0	$91.5	$207.6	$184.5
Missouri fuel adjustment recovery (2)	0.4	(0.4)	0.7	(0.9)	(1.1)	(4.4)
Missouri fuel adjustment deferral(3)	(0.8)	(0.7)	(5.4)	(1.9)	(4.1)	(1.6)
Kansas and Oklahoma regulatory adjustments(3)	(0.1)	(0.1)	(0.6)	—	(0.9)	0.1
SWPA amortization(4)	(0.6)	(0.7)	(1.4)	(1.4)	(2.8)	(2.9)
Unrealized (gain)/loss on derivatives	(0.3)	0.2	(0.4)	—	(0.7)	(0.3)
Total fuel and purchased power expense per income statement	$54.4	$42.0	$109.9	$87.3	$198.0	$175.4

(1) The periods ended June 30, 2014 include SPP integrated market net purchases of $19.6 million, $26.0 million and $26.0 million for the three months, six months and twelve months ended, June 30, 2014 periods, respectively.

(2) A positive amount indicates costs recovered from customers from under recovery in prior deferral periods. A negative amount indicates costs refunded to customers from over recovery in prior deferral periods.

(3)A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

(4) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010, of which $14.1 million of the Missouri portion remains to be amortized as of June 30, 2014.

Operating Revenue Deductions — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended June 30, 2014 as compared to the same periods in 2013 (in millions):

	Three Months Ended	Six Months Ended	Twelve Months Ended
	2014 vs. 2013	2014 vs. 2013	2014 vs. 2013
Regulated operating expense:
Transmission and distribution expense(1)	$0.9	$2.7	$4.9
General labor expense	0.3	0.9	1.8
Steam power other operating expense	(0.2)	0.3	0.2
Regulatory commission expense	0.0	0.1	0.5
Customer assistance expense	0.2	0.4	0.6
Customer accounts expense	0.3	0.4	0.8
Employee pension expense	(0.1)	(0.2)	0.0
Property insurance	0.2	0.2	0.4
Other power operation expense	0.0	0.1	0.3
Regulatory reversal of gain on prior period sale of assets(2)	0.0	(1.2)	(1.2)
Employee health care expense	0.2	(0.8)	(1.1)
Injuries and damages expense	(0.3)	(0.4)	(0.8)
Professional services	(0.1)	(0.1)	(0.3)
Banking fees	0.0	(0.1)	(0.4)
Other miscellaneous accounts (netted)	(0.1)	(0.2)	(0.1)
TOTAL	$1.3	$2.1	$5.6

(1) Mainly due to increased SPP transmission charges.

(2) Regulatory reversal in 2013 of a prior period gain on the sale of our Asbury unit train as part of our 2013 rate case Agreement with the MPSC.

The table below shows maintenance and repairs expense increases/(decreases) for the applicable periods ended June 30, 2014 as compared to the same periods in 2013 (in millions):

	Three Months Ended	Six Months Ended	Twelve Months Ended
	2014 vs. 2013	2014 vs. 2013	2014 vs. 2013
Maintenance and repairs expense:
Transmission and distribution	$0.3	$2.0	$3.6
Asbury plant	0.8	0.3	(0.5)
SLCC	0.3	(0.1)	(0.8)
State Line plant	0.0	0.0	0.5
Iatan plant	(0.1)	0.1	0.3
Plum Point plant	0.0	(0.1)	0.2
Riverton plant — steam	(0.1)	(0.2)	(0.3)
Riverton plant — gas	0.1	0.3	0.2
Water plant	0.2	0.2	0.2
Other miscellaneous accounts (netted)	0.0	0.1	0.5
TOTAL	$1.5	$2.6	$3.9

Depreciation and amortization expense increased approximately $0.6 million (3.6%), $2.5 million (8.0%) and $7.3 million (12.3%) during the quarter, six month and twelve month periods ended June 30, 2014, respectively, primarily due to increased depreciation rates for the six month and twelve month ended periods resulting from our 2013 Missouri electric rate case settlement and increased plant in service for all periods presented.

Other taxes increased approximately $0.4 million, $1.7 million and $3.9 million during the quarter, six month and twelve month periods ended June 30, 2014, respectively, due to increased property tax reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended June 30:

Total Gas Delivered to Customers

	Three Months Ended			Six months ended			Twelve months ended
(bcf sales)	2014	2013	% change	2014	2013	% change	2014	2013	% change
Residential	0.26	0.33	(22.7)%	1.80	1.67	7.9%	2.87	2.56	12.1%
Commercial	0.13	0.18	(27.3)	0.80	0.79	1.6	1.36	1.26	8.5
Industrial	0.01	0.01	(37.1)	0.04	0.05	(4.2)	0.07	0.07	1.8
Other(1)	0.00	0.01	(25.7)	0.03	0.02	7.6	0.04	0.03	12.3
Total retail sales	0.40	0.53	(24.7)	2.67	2.53	5.7	4.34	3.92	10.8
Transportation sales	1.05	0.98	7.5	2.61	2.39	9.3	4.75	4.50	5.7
Total gas operating sales	1.45	1.51	(3.8)	5.28	4.92	7.4	9.09	8.42	8.1

(1) Other includes other public authorities and interdepartmental usage.

The following table details our natural gas revenues for the periods ended June 30 (dollars in millions):

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Six months ended			Twelve months ended
($ in millions)	2014	2013	% change	2014	2013	% change	2014	2013	% change
Residential	$4.2	$4.8	(12.4)%	$20.3	$18.1	12.2%	$33.8	$29.5	14.5%
Commercial	1.7	2.1	(17.1)	8.3	7.7	8.5	14.3	12.6	13.5
Industrial	0.1	0.0	65.0	0.4	0.3	31.2	0.6	0.5	26.3
Other(1)	0.0	0.0	(16.2)	0.3	0.2	14.1	0.4	0.3	17.3
Total retail revenues	$6.0	$6.9	(13.3)	$29.3	$26.3	11.3	$49.1	$42.9	14.4
Other revenues	0.2	0.2	5.8	0.2	0.2	11.4	0.4	0.4	11.1
Transportation revenues	0.8	0.7	18.5	2.1	1.7	18.7	3.9	3.3	16.1
Total gas operating revenues	$7.0	$7.8	(10.1)	$31.6	$28.2	11.8	$53.4	$46.6	14.4
Cost of gas sold	2.7	3.1	(14.0)	17.7	15.0	17.9	28.5	23.3	22.1
Gas operating revenues over cost of gas in rates (margin)	$4.3	$4.7	(7.6)	$13.9	$13.2	4.9	$24.9	$23.3	6.8

(1) Other includes other public authorities and interdepartmental usage.

Gas retail sales and revenues decreased during the second quarter of 2014 as compared to 2013 reflecting warmer weather during the second quarter of 2014. Heating degree days were 27.8% less in the second quarter of 2014 as compared to the second quarter of 2013 but 3.6% more than the 30-year average. As a result, our gas gross margin (defined as gas operating revenues less cost of gas in rates) decreased $0.4 million in the second quarter of 2014 as compared to the same period in 2013.

Gas retail sales and revenues increased during the six months ended June 30, 2014 as compared to the same period in 2013, reflecting the colder weather in the first quarter of 2014 as compared to the same period in 2013. Our margin for the six months ended June 30, 2014 increased $0.7 million as compared to the same period in 2013.

Gas retail sales and revenues increased during the twelve months ended June 30, 2014 as compared to the same period in 2013, reflecting the colder heating season in 2014. Total heating degree days for the 2013-2014 gas heating season (which runs from November to March) were 19.6% more than the 2012-2013 gas heating season and 15.1% more than the 30-year average gas heating season. Our margin for the twelve months ended June 30, 2014 increased $1.6 million as compared to the same period in 2013.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of June 30, 2014, we had over recovered purchased gas costs of $0.2 million recorded as a current regulatory liability and $1.7 million recorded as a non-current regulatory liability.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended June 30, 2014 as compared to the same periods in 2013 (in millions):

	Three Months Ended	Six Months Ended	Twelve Months Ended
	2014 vs. 2013	2014 vs. 2013	2014 vs. 2013
Transmission operation expense	$0.0	$0.1	$0.2
Uncollectible accounts expense	0.0	0.1	0.4
Other miscellaneous accounts (netted)	(0.1)	(0.2)	0.0
TOTAL	$(0.1)	$0.0	$0.6

The following table represents our results of operations for our gas segment for the applicable periods ended June 30 (in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013

Gas segment net income	$(0.3)	$(0.2)	$2.0	$1.8	$2.7	$2.3

Consolidated Company

Income Taxes

The following table shows our provision for income taxes and our consolidated effective federal and state income tax rates for the applicable periods ended June 30 (dollars in millions):

	Three Months Ended		Six-Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Consolidated provision for income taxes	$6.6	$7.0	$18.8	$14.5	$41.7	$35.7
Consolidated effective federal and state income tax rates	37.3%	37.7%	36.9%	37.4%	36.9%	37.5%

See Note 12 of “Notes to Consolidated Financial Statements (Unaudited)” for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

AFUDC increased during all periods presented in 2014 reflecting construction for the environmental retrofit project at our Asbury plant and the Riverton 12 combined cycle. The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended June 30 (in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
($ in millions)	2014	2013	2014	2013	2014	2013
Allowance for equity funds used during construction	$1.5	$0.8	$2.8	$1.4	$5.2	$2.4
Allowance for borrowed funds used during construction	0.8	0.5	1.6	0.8	2.9	1.4
Total AFUDC	$2.3	$1.3	$4.4	$2.2	$8.1	$3.8

The change in long-term debt interest for 2014 compared to 2013 reflects the issuance, on May 30, 2013, of $30.0 million of 3.73% First Mortgage Bonds due May 30, 2033 and $120.0 million of 4.32% First Mortgage Bonds due May 30, 2043. We used a portion of the proceeds from the sale of these bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013. Total interest charges on long-term and short-term debt for the periods ended June 30 are shown below (dollars in millions):

Interest Charges

	Second	Second		6 Months	6 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Long-term debt interest	10.1	10.2	(0.8)%	20.2	20.2	0.3%	40.4	40.0	1.0%
Short-term debt interest	0.0	0.0	10.0	0.0	0.1	(69.8)	0.0	0.1	(78.7)
Other interest	0.3	0.3	(4.3)	0.5	0.5	(9.1)	1.0	1.1	(7.1)
Total interest charges	10.4	10.5	(0.9)	20.7	20.8	(0.1)	41.4	41.2	0.6

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

On May 28, 2014, we filed a Notice of Intended Case Filing with the Missouri Public Service Commission (MPSC) of our intentions to file an electric rate case in Missouri as early as August 1, 2014.

On December 3, 2013, we filed a request with the Arkansas Public Service Commission (APSC) for changes in rates for our Arkansas electric customers.  We were seeking an annual increase in total revenue of approximately $2.2 million, or approximately 18%. The rate increase was requested to recover costs incurred to ensure continued reliable service for our customers, including capital investments, operating systems replacement costs and ongoing increases in other operation and maintenance expenses and capital costs. We reached an agreement with the parties in the case for an increase of $1.375 million, or approximately 11%. On May 20, 2014, we filed a settlement agreement with the APSC. The APSC held a hearing on the settlement agreement on July 22, 2014.

On May 18, 2012, we filed a request with the Federal Energy Regulatory Commission (FERC) to implement a cost-based transmission formula rate (TFR). On June 13, 2013, we, the Kansas Corporation Commission and the cities of Monett, Mt. Vernon and Lockwood, Missouri and Chetopa, Kansas, filed a unanimous Settlement Agreement (Agreement) with the FERC. The Agreement includes a TFR that establishes an ROE of 10.0%. The FERC conditionally approved the Agreement on November 18, 2013, and we made a compliance filing with the FERC on December 18, 2013 in connection with this conditional approval. The FERC approved our compliance filing on June 12, 2014.

Our other rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2013, remain unchanged. See Note 3, “Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.

MARKETS AND TRANSMISSION

Electric Segment

Day Ahead Market:  On March 1, 2014, the SPP RTO implemented its Integrated Marketplace (or Day-Ahead Market), which replaced the Energy Imbalance Services (EIS) market. The SPP RTO created a single NERC-approved balancing authority (BA) that took over balancing authority responsibilities for its members, including Empire. The SPP BA is providing operational, economic and NERC Compliance benefits to our customers.

As part of the Integrated Marketplace, we and other SPP members are able to submit generation offers to sell power and bids to purchase power into the SPP market, the SPP serving as a centralized dispatch of SPP members’ generation resources. The SPP matches offers and bids based upon operating and reliability considerations. It is expected that 90%-95% of all next day generation needed throughout the SPP territory will be cleared through this Integrated Marketplace. We also acquire Transmission Congestion Rights (TCR) in an attempt to mitigate congestion costs associated with the power we will purchase from the SPP Integrated Market. The net financial effect of these Integrated Marketplace transactions are included in our fuel adjustment mechanisms.

Plum Point Transmission Delivery Costs:  On December 19, 2013, Entergy integrated its generation, transmission, and load into the MISO regional transmission organization.  Based on the current terms and conditions of MISO membership, Entergy’s participation in MISO will not be beneficial to our customers as it will significantly increase transmission delivery costs for our Plum Point power station as well as utilize our transmission system without compensation. In February 2014, the FERC granted a Request For Rehearing regarding the increased MISO transmission rate for Plum Point and established its own docket that was consolidated with the Entergy transmission formula rate docket. The consolidated dockets were set for settlement evidentiary hearings. Settlement discussions are ongoing.

SPP/Midcontinent Independent System Operator (MISO) Joint Operating Agreement: Prior to Entergy’s integration into MISO, the SPP filed a Petition for Review of FERC’s Orders on the interpretation of the SPP/MISO Joint Operating Agreement at the United States Court of Appeals for the District of Columbia (DC). In early December 2013, the DC Court vacated and remanded FERC’s Orders that agreed with MISO regarding interpretation of the Joint Operating Agreement to utilize SPP’s system to integrate Entergy into MISO. The SPP’s position is that MISO’s intentional and free use of the SPP transmission system was unjust and unreasonable and made unexecuted service agreement filings at the FERC in February 2014 to initiate billings to MISO. SPP members have intervened in the SPP’s Petition and are actively involved in the SPP stakeholder processes and other FERC dockets to address our concerns. In March 2014, the FERC issued key Orders accepting the SPP’s filing to collect transmission revenues on our behalf, subject to refund, and established a settlement hearing process for resolution of the SPP/MISO dispute. Although the FERC’s order is positive, the transmission revenue financial impact and realization of such increased revenues due to MISO’s use of the SPP transmission system, including our system, is uncertain at this time and may take several months for a FERC acceptance of a resolution between the parties.

Information concerning recent and pending SPP RTO and other FERC activities can be found under Note 3, “Regulatory Matters — Markets and Transmission” in our Annual Report on Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview.  Our primary sources of liquidity are cash provided by operating activities, short-term borrowings under our commercial paper program (which is supported by our credit facilities) and borrowings from our unsecured revolving credit facility. We raise funds as needed from the debt and equity capital markets to fund our liquidity and capital resource needs.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs and other factors. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities for the six months ended June 30 (in millions):

Summary of Cash Flows

	2014	2013	Change
Cash provided by/(used in):
Operating activities	$69.0	$71.0	$(2.0)
Investing activities	(100.4)	(73.2)	(27.2)
Financing activities	30.9	9.7	21.2
Net change in cash and cash equivalents	$(0.5)	$7.5	$(8.0)

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

Six Months Ended June 30, 2014 Compared to 2013.  During the six months ended June 30, 2014, our net cash flows provided from operating activities decreased $2.0 million or 2.8% from 2013. This change resulted primarily from the following:

•                  Increase in net income - $7.8 million.

•                  Increased plant in service depreciation - $2.2 million and fuel adjustment amortizations - $1.8 million.

•                  Increased cash flow from changes in property tax accruals - $2.6 million.

•                  Increased cash flow from fuel adjustment deferrals - $1.4 million.

•                  Changes related to other post-employment benefits - $1.0 million.

•                  Adjustment to cash flow for increased AFUDC - $(1.4) million.

•                  Cash flow adjustments related to the 2013 Missouri electric rate case for a loss on plant disallowance - $(2.4) million and a reversal of a prior period gain on the sale of assets - $(1.2) million.

•                  Lower cash flow adjustments for deferred taxes mostly based on the expiration of bonus depreciation - $(8.6) million.

•                  Cash outflows resulting from settlements of asset retirement obligations - $(1.2) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $27.2 million during the six months ended June 30, 2014 as compared to the same period in 2013.

Our capital expenditures incurred totaled approximately $96.9 million during the six months ended June 30, 2014 compared to $76.2 million for the six months ended June 30, 2013. The increase was primarily the result of an increase in new generation construction due to the Riverton 12 combined cycle construction.

A breakdown of the capital expenditures for the six months ended June 30, 2014 and 2013 is as follows (in millions):

	Capital Expenditures
	2014	2013
Distribution and transmission system additions	$32.4	$27.0
New Generation — Riverton 12 combined cycle	29.6	1.1
Additions and replacements — electric plant	23.0	40.2
Storms	1.9	0.2
Transportation	0.4	0.4
Gas segment additions and replacements	4.4	2.1
Other (including retirements and salvage -net) (1)	4.4	4.3
Subtotal	96.1	75.3
Non-regulated capital expenditures (primarily fiber optics)	0.8	0.9
Subtotal capital expenditures incurred (2)	96.9	76.2
Adjusted for capital expenditures payable (3)	(1.3)	(0.4)
Total cash outlay	$95.6	$75.8

(1) Other includes equity AFUDC of $(2.8) million and $(1.4) million for 2014 and 2013, respectively.

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

Approximately 7.0% of our cash requirements for capital expenditures during the second quarter of 2014 were satisfied from internally generated funds (funds provided by operating activities less dividends paid).

We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide approximately 45.8% of the funds required for the remainder of our budgeted 2014 capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. In addition, we plan to issue private placement debt with a delayed settlement option in the near term. We expect this financing to be in the range of $60 million. If additional financing is needed, we intend to utilize a combination of debt and equity securities. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows provided by financing activities was $30.9 million in the six months ended June 30, 2014, an increase of $21.2 million as compared to the six months ended June 30, 2013, primarily due to the following:

•                  Issuance of $48.5 million in short-term debt in the six months ended June 30, 2014 as compared to repayment of $24.0 million in short-term debt in the six months ended June 30, 2013.

•                  No first mortgage bonds issued in the six months ended June 30, 2014 compared to $150.0 million issued in the six months ended June 30, 2013.

•                  No repayment of senior notes in the six months ended June 30, 2014 compared to $98.0 million of senior notes repaid in the six months ended June 30, 2013.

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

The facility is used for working capital, general corporate purposes and to back-up our use of commercial paper. This facility requires our total indebtedness to be less than 62.5% of our total capitalization at the end of each fiscal quarter and our EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to be at least two times our interest charges for the trailing four fiscal quarters at the end of each fiscal quarter. Failure to maintain these ratios will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2014, we are in compliance with these ratios. Our total indebtedness is 51.0% of our total capitalization as of June 30, 2014 and our EBITDA is 5.9 times our interest charges. This credit facility is also subject to cross-default if we default on in excess of $10 million in the aggregate on our other indebtedness. This arrangement does not serve to legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under this agreement at June 30, 2014. However, $52.5 million was used to back up our outstanding commercial paper.

EDE Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended June 30, 2014 would permit us to issue approximately $719.7 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At June 30, 2014, we had retired bonds and net property additions which would enable the issuance of at least $899.3 million principal amount of bonds if the annual interest requirements are met. However, based on the $1 billion limit on the principal amount of first mortgage bonds outstanding set forth by the EDE mortgage, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $417.0 million of new first mortgage bonds. As of June 30, 2014, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the EDG Mortgage is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of June 30, 2014, this test would allow us to issue approximately $18.8 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

Credit Ratings

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa1	BBB
EDE First Mortgage Bonds	BBB+	A2	A-
Senior Notes	BBB	Baa1	BBB
Commercial Paper	F3	P-2	A-2
Outlook	Stable	Stable	Stable

*Not rated

On January 30, 2014, Moody’s upgraded our corporate credit rating to Baa1 from Baa2, senior secured debt to A2 from A3, senior unsecured debt to Baa1 from Baa2 and affirmed our commercial paper rating at P-2. Standard & Poor’s and Fitch reaffirmed our ratings on March 20, 2014 and June 11, 2014, respectively.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not materially changed at June 30, 2014, compared to December 31, 2013. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

DIVIDENDS

Holders of our common stock are entitled to dividends if declared by the Board of Directors, out of funds legally available therefore, subject to the prior rights of holders of any outstanding cumulative preferred stock and preference stock. Payment of dividends is determined by our Board of Directors after considering all relevant factors, including the amount of our retained earnings (which is essentially our accumulated net income less dividend payouts). A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of additional critical accounting policies and estimates. There were no changes in these policies or estimates in the quarter ended June 30, 2014.

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

We satisfied 65.8% of our 2013 generation fuel supply need through coal. Approximately 96% of our 2013 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2016. These contracts satisfy approximately 95% of our anticipated fuel requirements for 2014, 58% for 2015, 39% for 2016 and 19% for 2017 for our Asbury coal plant. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of June 30, 2014, 66%, or

4.2 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2014 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at June 30, 2014, our natural gas expenditures would increase by approximately $1.8 million based on our June 30, 2014 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of June 30, 2014, we have 0.8 million Dths in storage on the three pipelines that serve our customers. This represents 39% of our storage capacity. We have an additional 0.1 million Dths hedged through financial derivatives and physical contracts.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at June 30, 2014 and December 31, 2013(in millions).

	June 30, 2014	December 31, 2013

Margin deposit assets	$3.5	$5.2

There were no margin deposit liabilities at these dates.

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a small group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at June 30, 2014, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value(in millions).

Net unrealized mark-to-market losses for physical forward natural gas contracts	$0.1
Net unrealized mark-to-market losses for financial natural gas contracts	2.8
Net credit exposure	$2.9

The $2.8 million net unrealized mark-to-market loss for financial natural gas contracts is comprised entirely of $2.8 million for which our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since they are below the $10.0 million mark-to-market collateral threshold in our agreements. As noted above, as of June 30, 2014, we have $3.5 million on deposit for NYMEX contract exposure to Empire, of which $3.3 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their June 30, 2014 levels, our collateral requirement would increase $11.3 million. If these prices increased 25%, our collateral requirement would decrease $1.6 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

For the twelve months ended June 30, 2014, our ratio of earnings to fixed charges was 3.17x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(10)(a) Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement filed pursuant to Regulation 14A on March 19, 2014, File No. 1-03368).

(10)(b) 2015 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed pursuant to Regulation 14A on March 19, 2014, File No. 1-03368).

(10)(c) Amended and Restated Stock Unit Plan for Directors (incorporated by reference to Appendix C to the definitive proxy statement filed pursuant to Regulation 14A on March 19, 2014, File No. 1-03368).

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, six and twelve month periods ended June 30, 2014 and 2013, (ii) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

August 8, 2014