Form 10-Q
period 2014-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2014-11-07
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, 43,439,071 shares of common stock were outstanding.

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time and it is not possible for management to predict all factors or to assess the impact of each such factor on us.  Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

We caution you that any forward-looking statements are not guarantees of future performance and involve known and unknown risk, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from the facts, results, performance or achievements we have anticipated in such forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30
	2014	2013
	(000’s except per share amounts)
Operating revenues:
Electric	$164,500	$150,370
Gas	4,989	4,952
Other	2,023	2,164
	171,512	157,486
Operating revenue deductions:
Fuel and purchased power	56,574	44,864
Cost of natural gas sold and transported	1,208	1,191
Regulated operating expenses	27,687	26,100
Other operating expenses	746	805
Maintenance and repairs	12,004	10,674
Loss on plant disallowance	86	—
Depreciation and amortization	18,550	17,735
Provision for income taxes	13,819	14,197
Other taxes	9,129	9,024
	139,803	124,590

Operating income	31,709	32,896
Other income and (deductions):
Allowance for equity funds used during construction	1,799	1,128
Interest income	4	5
Benefit for other income taxes	105	47
Other — non-operating expense, net	(313)	(333)
	1,595	847
Interest charges:
Long-term debt	10,105	10,102
Short-term debt	46	—
Allowance for borrowed funds used during construction	(972)	(606)
Other	233	251
	9,412	9,747

Net income	$23,892	$23,996

Weighted average number of common shares outstanding - basic	43,367	42,869
Weighted average number of common shares outstanding - diluted	43,413	42,898
Total earnings per weighted average share of common stock — basic and diluted	$0.55	$0.56
Dividends declared per share of common stock	$0.255	$0.25

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	(000’s except per share amounts)
Operating revenues:
Electric	$458,355	$406,158
Gas	36,587	33,222
Other	6,025	5,892
	500,967	445,272
Operating revenue deductions:
Fuel and purchased power	166,518	132,179
Cost of natural gas sold and transported	18,931	16,229
Regulated operating expenses	83,253	79,884
Other operating expenses	2,243	2,470
Maintenance and repairs	33,654	29,764
Loss on plant disallowance	86	2,409
Depreciation and amortization	54,648	51,471
Provision for income taxes	32,687	28,693
Other taxes	28,249	26,309
	420,269	369,408

Operating income	80,698	75,864
Other income and (deductions):
Allowance for equity funds used during construction	4,573	2,521
Interest income	48	522
Benefit for other income taxes	203	12
Other — non-operating expense, net	(958)	(912)
	3,866	2,143
Interest charges:
Long-term debt	30,316	30,243
Short-term debt	63	59
Allowance for borrowed funds used during construction	(2,542)	(1,383)
Other	736	805
	28,573	29,724

Net income	$55,991	$48,283

Weighted average number of common shares outstanding - basic	43,239	42,715
Weighted average number of common shares outstanding - diluted	43,272	42,737
Total earnings per weighted average share of common stock — basic and diluted	$1.29	$1.13
Dividends declared per share of common stock	$0.765	$0.75

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	September 30,
	2014	2013
	(000’s except per share amounts)
Operating revenues:
Electric	$588,611	$520,265
Gas	53,406	46,585
Other	8,008	7,542
	650,025	574,392
Operating revenue deductions:
Fuel and purchased power	209,745	172,283
Cost of natural gas sold and transported	28,496	23,262
Regulated operating expenses	108,702	104,024
Other operating expenses	2,915	3,056
Maintenance and repairs	44,763	39,315
Loss on plant disallowance	86	2,409
Depreciation and amortization	72,483	66,807
Provision for income taxes	41,460	34,603
Other taxes	36,878	33,402
	545,528	479,161

Operating income	104,497	95,231
Other income and (deductions):
Allowance for equity funds used during construction	5,905	3,273
Interest income	92	926
Benefit for other income taxes	164	201
Other — non-operating expense, net	(1,263)	(2,119)
	4,898	2,281
Interest charges:
Long-term debt	40,427	40,194
Short-term debt	64	71
Allowance for borrowed funds used during construction	(3,246)	(1,754)
Other	996	1,091
	38,241	39,602
Net income	$71,154	$57,910
Weighted average number of common shares outstanding — basic	43,173	42,644
Weighted average number of common shares outstanding — diluted	43,202	42,665
Total earnings per weighted average share of common stock — basic and diluted	$1.65	$1.36
Dividends declared per share of common stock	$1.02	$1.00

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,277,745	$2,219,605
Gas	79,054	72,834
Other	41,295	39,902
Construction work in progress	216,801	152,330
	2,614,895	2,484,671
Accumulated depreciation and amortization	753,309	732,737
	1,861,586	1,751,934

Current assets:
Cash and cash equivalents	2,254	3,475
Restricted cash	7,726	2,872
Accounts receivable — trade, net of allowance $957 and $1,025, respectively	53,703	50,137
Accrued unbilled revenues	16,567	26,694
Accounts receivable — other	14,903	13,101
Fuel, materials and supplies	54,501	48,811
Prepaid expenses and other	21,257	15,954
Unrealized gain in fair value of derivative contracts	4,579	2,469
Regulatory assets	11,019	7,743
	186,509	171,256

Noncurrent assets and deferred charges:
Regulatory assets	156,549	169,333
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,348	8,826
Unrealized gain in fair value of derivative contracts	—	41
Other	2,842	4,163
	207,231	221,855
Total Assets	$2,255,326	$2,145,045

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2014	December 31, 2013
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 43,416,933 and 43,044,185 shares issued and outstanding, respectively	$43,417	$43,044
Capital in excess of par value	647,566	639,525
Retained earnings	90,460	67,554
Total common stockholders’ equity	781,443	750,123

Long-term debt (net of current portion):
Obligations under capital lease	3,950	4,167
First mortgage bonds and secured debt	637,606	637,578
Unsecured debt	101,695	101,683
Total long-term debt	743,251	743,428
Total long-term debt and common stockholders’ equity	1,524,694	1,493,551

Current liabilities:
Accounts payable and accrued liabilities	59,350	71,375
Current maturities of long-term debt	299	274
Short-term debt	63,000	4,000
Regulatory liabilities	7,916	5,681
Customer deposits	13,155	12,543
Interest accrued	14,038	6,352
Other current liabilities	5,904	299
Unrealized loss in fair value of derivative contracts	2,380	1,889
Taxes accrued	19,659	3,386
	185,701	105,799

Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	129,221	132,012
Deferred income taxes	335,908	324,266
Unamortized investment tax credits	18,380	18,431
Pension and other postretirement benefit obligations	43,726	51,405
Unrealized loss in fair value of derivative contracts	1,471	2,799
Other	16,225	16,782
	544,931	545,695
Total Capitalization and Liabilities	$2,255,326	$2,145,045

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	($-000’s)
Operating activities:
Net income	$55,991	$48,283
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	61,326	53,048
Pension and other postretirement benefit costs, net of contributions	(1,354)	(5,458)
Deferred income taxes and unamortized investment tax credit, net	12,744	21,579
Allowance for equity funds used during construction	(4,573)	(2,521)
Stock compensation expense	2,608	2,334
Loss on plant disallowance	86	2,409
Reverse gain on sale of assets	44	1,236
Non-cash (gain)/loss on derivatives	425	169
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	4,334	(5,877)
Fuel, materials and supplies	(5,690)	6,652
Prepaid expenses, other current assets and deferred charges	(4,833)	533
Accounts payable and accrued liabilities	(20,237)	(21,708)
Asset retirement obligations	(1,232)	(363)
Interest, taxes accrued and customer deposits	24,571	22,170
Other liabilities and other deferred credits	(1,834)	(4,845)

Net cash provided by operating activities	122,376	117,641

Investing activities:
Capital expenditures — regulated	(149,778)	(107,074)
Capital expenditures and other investments — non-regulated	(1,140)	(1,290)
Restricted cash	(4,854)	2,585

Net cash used in investing activities	(155,772)	(105,779)

Financing activities:
Proceeds from first mortgage bonds, net	—	150,000
Long-term debt issuance costs	—	(1,607)
Proceeds from issuance of common stock, net of issuance costs	6,465	7,391
Net short-term debt borrowings/(repayments)	59,000	(24,000)
Redemption of senior notes	—	(98,000)
Dividends	(33,085)	(32,048)
Other	(205)	(590)

Net cash provided by financing activities	32,175	1,146

Net increase (decrease) in cash and cash equivalents	(1,221)	13,008

Cash and cash equivalents at beginning of period	3,475	3,375

Cash and cash equivalents at end of period	$2,254	$16,383

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

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	September 30, 2014	December 31, 2013
Regulatory Assets:
Current:
Under recovered fuel costs	$3,665	$1,411
Current portion of long-term regulatory assets	7,354	6,332
Regulatory assets, current	11,019	7,743
Long-term:
Pension and other postretirement benefits(1)	63,557	70,035
Income taxes	47,541	48,033
Deferred construction accounting costs(2)	15,659	16,275
Unamortized loss on reacquired debt	10,573	11,078
Unsettled derivative losses — electric segment	3,519	4,269
System reliability — vegetation management	5,333	7,539
Storm costs(3)	4,392	4,911
Asset retirement obligation	4,974	4,673
Customer programs	5,187	4,935
Unamortized loss on interest rate derivative	955	989
Deferred operating and maintenance expense	867	2,095
Current portion of long-term regulatory assets	(7,354)	(6,332)
Other	1,346	833
Regulatory assets, long-term	156,549	169,333
Total Regulatory Assets	$167,568	$177,076

	September 30, 2014	December 31, 2013
Regulatory Liabilities:
Current:
Over recovered fuel costs	$4,608	$2,212
Current portion of long-term regulatory liabilities	3,308	3,469
Regulatory liabilities, current	7,916	5,681
Long-term:
Costs of removal	90,218	88,469
SWPA payment for Ozark Beach lost generation	17,361	19,405
Income taxes	11,487	11,677
Deferred construction accounting costs — fuel(4)	7,889	8,011
Unamortized gain on interest rate derivative	3,244	3,371
Pension and other postretirement benefits	2,321	2,177
Over recovered fuel costs	9	2,371
Current portion of long-term regulatory liabilities	(3,308)	(3,469)
Regulatory liabilities, long-term	129,221	132,012
Total Regulatory Liabilities	$137,137	$137,693

(1)  Primarily consists of unfunded pension and other postretirement benefits (OPEB) liability. See Note 8.

(2) Reflects deferrals resulting from 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

(3)  Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado including an accrued carrying charge and deferred depreciation totaling $3.4 million at September 30, 2014, being recovered over 10 years.

(4) Resulting from regulatory plan requiring deferral of the fuel and purchased power impacts of Iatan 2.

Note 4— Risk Management and Derivative Financial Instruments

We engage in hedging activities in an effort to minimize our risk from the volatility of natural gas prices and power cost risk associated with exposure to congestion costs. We enter into both physical and financial contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to a range of predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and gain cost predictability.

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

All derivative instruments are recognized at fair value on the balance sheet. The unrealized losses or gains from derivatives used to hedge our fuel and purchased power costs in our electric segment are recorded in regulatory assets or liabilities. All gains and losses from derivatives related to the gas segment are also recorded in regulatory assets or liabilities. This is in accordance with the Accounting Standards Codification (ASC) guidance on regulated operations, given that those gains or losses are probable of refund or recovery, respectively, through our fuel adjustment mechanisms.

Risks and uncertainties affecting the determination of fair value include:  market conditions in the energy industry, especially the effects of price volatility, regulatory and global political environments and requirements, fair value estimations on longer term contracts, the effectiveness of the derivative instruments in hedging the change in fair value of the hedged item, estimating underlying fuel demand and counterparty ability to perform. If we estimate that we have overhedged forecasted demand, the gain or loss on the overhedged portion will be recognized immediately as fuel and purchased power expense in our Consolidated Statement of Income and subject to our fuel adjustment mechanism.

As of September 30, 2014 and December 31, 2013, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		September 30,	December 31,
ASSET DERIVATIVES		2014	2013
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$16	$35

Natural gas contracts, electric segment	Current assets	3	467
	Non-current assets and deferred charges - other	—	41
Transmission congestion rights, electric segment(1)	Current assets	4,560	1,967
Total derivatives assets		$4,579	$2,510

(1)         We initially began acquiring transmission congestion rights during the fourth quarter of 2013. The first full year annual auction applicable to the June 1, 2014 through May 31, 2015 period occurred during the second quarter of 2014 causing an increase in derivative TCR positions.

LIABILITY DERIVATIVES		September 30,	December 31,
Hedging instruments	Balance Sheet Classification	2014	2013
Natural gas contracts, gas segment	Current liabilities	$40	$8

Natural gas contracts, electric segment	Current liabilities	2,340	1,881
	Non-current liabilities and deferred credits	1,471	2,799
Total derivatives liabilities		$3,851	$4,688

Electric Segment

At September 30, 2014, approximately $2.3 million of unrealized net losses are applicable to natural gas financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended September 30, (in thousands):

Non-Designated Hedging Instruments - Due to	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2014	2013	2014	2013	2014	2013
Commodity contracts	Regulatory (assets)/liabilities	$(2,695)	$(1,346)	$(537)	$(1,778)	$903	$(4,174)

Transmission congestion rights	Regulatory (assets)/liabilities	(267)	—	11,385	—	13,352	—
Total Electric Segment		$(2,962)	$(1,346)	$10,848	$(1,778)	$14,255	$(4,174)

Non-Designated Hedging Instruments - Due to	Statement of Income Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2014	2013	2014	2013	2014	2013
Commodity contracts	Fuel and purchased power expense	$(1,849)	$(1,951)	$(934)	$(2,472)	$(1,187)	$(3,833)

Transmission congestion rights	Fuel and purchased power expense	3,677	—	8,899	—	8,980	—
Total Electric Segment		$(1,828)	$(1,951)	$7,965	$(2,472)	$7,793	$(3,833)

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

As of September 30, 2014, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2014 and for the next four years are shown below at the following average prices per Dekatherm (Dth). We utilize the following procurement guidelines for our electric segment, allowing the flexibility to hedge up to 100% of the current year’s and 80% of any future year’s expected requirements while being cognizant of volume risk. The 80% guideline is an annual target and volumes up to 100% can be hedged in any given month. For years beyond year four, additional factors of long term uncertainty (including with respect to required volumes and counterparty credit) are also considered.

		Dth Hedged			Procurement
Year	% Hedged	Physical	Financial	Average Price	Guidelines
Remainder 2014	57%	645,000	800,000	$4.076	Up to 100%
2015	63%	1,550,000	4,510,000	$4.351	60%
2016	43%	1,976,000	2,100,000	$4.103	40%
2017	17%	420,900	1,300,000	$4.219	20%
2018	6%	—	500,000	$4.516	10%

At September 30, 2014, the following transmission congestion rights (TCR) have been obtained to hedge congestion risk in the SPP Integrated Market (dollars in thousands):

Year	Monthly MWH Hedged	Estimated Fair Value
2014	2,470	$4,560

Gas Segment

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of September 30, 2014, we had 1.7 million Dths in storage on the three pipelines that serve our customers. This represents 83% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of September 30, 2014:

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	760,000	—	1,692,249	76%
Second	Up to 50%	—	—	—	—
Third	Up to 20%	—	—	—	—

A Purchased Gas Adjustment (PGA) clause is included in our rates for our gas segment operations, therefore, we mark to market any unrealized gains or losses and any realized gains or losses relating to financial derivative contracts are booked to a regulatory asset or regulatory liability account on our balance sheet.

The following table sets forth “mark-to-market” pre-tax gains / (losses) from derivatives not designated as hedging instruments for the gas segment for each of the periods ended September 30, (in thousands).

Non-Designated Hedging	Balance Sheet Classification of	Amount of Gain/(Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivative	2014	2013	2014	2013	2014	2013
Commodity contracts	Regulatory (assets)/liabilities	$(23)	$(27)	$86	$(45)	$141	$(122)
Total - Gas Segment		$(23)	$(27)	$86	$(45)	$141	$(122)

Contingent Features

Certain of our derivative instruments contain provisions that are triggered if we fail to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. We had no derivative instruments with the credit-risk-related contingent features in a net liability position on September 30, 2014 and have posted no collateral in the normal course of business. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at the dates shown. There were no margin deposit liabilities at these dates.

(in millions)	September 30, 2014	December 31, 2013
Margin deposit assets	$5.4	$5.2

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended September 30, 2014 and December 31, 2013, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

Our TCR positions, which are acquired on the SPP Integrated Market, are valued using the most recent monthly auction clearing prices.  Our commodity contracts are valued using the market value approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2014
Derivative assets	$4,579	$19	$4,560	$—
Derivative liabilities	$(3,851)	$(3,851)	$—	$—

	December 31, 2013
Derivative assets	$2,510	$543	$1,967	$—
Derivative liabilities	$(4,688)	$(4,688)	$—	$—

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

The carrying amount of our total long-term debt exclusive of capital leases at September 30, 2014 and at December 31, 2013 was $739 million. The fair market value at September 30, 2014 was approximately $761 million as compared to approximately $715 million at December 31, 2013. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of September 30, 2014 or that will be realizable in the future.

Note 6— Financing

On October 15, 2014, we entered into a Bond Purchase Agreement for a private placement of $60.0 million of 4.27% First Mortgage Bonds due December 1, 2044. The delayed settlement is anticipated to occur on or about December 1, 2014, subject to customary closing conditions. Interest will be payable semi-annually on the bonds on each December 1 and June 1, commencing June 1, 2015. Once issued, the bonds may be redeemed at our option, at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. The bonds have not been, and will not be, registered under the Securities Act of 1933, as amended. The bonds will be issued under the EDE Mortgage. We expect to use the proceeds from the sale of the bonds to refinance existing short-term indebtedness and for general corporate purposes. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) are subject to the lien of the EDE Mortgage.

On October 20, 2014, we entered into a new $200 million 5-year Credit Agreement replacing the former $150 million Third Amended and Restated Unsecured Credit Agreement dated January 17, 2012 which had a January 2017 expiration date. This new agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20 million swingline loan sublimit, a $20 million sublimit for letters of credit issuance and, subject to bank approval, a $75 million accordion feature and two one-year extensions of the credit facility’s maturity date.

Interest on borrowings under the new facility accrues at a rate equal to, at our option, (i) the highest of (A) the agent prime rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, in each case, plus a margin or (ii) one month, two month, three month or six month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility is 1.025%. A facility fee is payable quarterly on the full amount of the commitments under the facility based on our current credit ratings, which is currently 0.175%. In addition, upon entering into the new credit facility, we paid upfront fees to the revolving credit banks of $0.3 million in the aggregate.

The new credit facility requires our total indebtedness to be less than 65.0% of our total capitalization at the end of each fiscal quarter and a failure to maintain this ratio will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2014, we were in compliance with the prior credit agreement’s financial covenants, specifically: (a) the ratio of total indebtedness to total capitalization of less than 62.5% and (b) the minimum ratio of EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to interest charges of 2.0 to 1.0 while prospectively also being in compliance with the new agreement’s ratio of total indebtedness to total capitalization of 65.0%. Our total indebtedness is 51% of our total capitalization as of September 30, 2014 and our EBITDA was 6.0 times our interest charges for the twelve months ended September 30, 2014. This new credit facility is subject to cross-default if we default on more than $25 million in the aggregate on our other indebtedness. The new credit agreement does not legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under the prior credit agreement at September 30, 2014, however, $63.0 million was used to back up our outstanding commercial paper.

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

Coal, Natural Gas and Transportation Contracts

The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of September 30, 2014 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts

October 1, 2014 through December 31, 2014	$12.5	$3.0
January 1, 2015 through December 31, 2016	48.8	38.7
January 1, 2017 through December 31, 2018	33.2	25.2
January 1, 2019 and beyond	49.5	11.4

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

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of September 30, 2014, are detailed in the table above.

Purchased Power

We currently supplement our on-system (native load) generating capacity with purchases of capacity and energy from other entities in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council (NERC) rules.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term (30 year) agreement for the purchase of an additional 50 megawatts of capacity from Plum Point. Commitments under this agreement are approximately $289.9 million through August 31, 2039, the end date of the agreement. We have the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement in 2015. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the MPSC on July 1, 2013. While it is not currently our intention to exercise this option in 2015, we will continue to evaluate this purchase option through the exercise date as well as explore other options with the purchase power agreement holder, Plum Point Energy Associates (PPEA), related to the timing of this option.

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

New Construction

We have in place a contract with a third party vendor to complete environmental retrofits at our Asbury plant. The retrofits include the installation of a pulse-jet fabric filter (baghouse), circulating dry scrubber and powder activated carbon injection system. This equipment will enable us to comply with the Mercury and Air Toxics Standard (MATS). The addition of this air quality control equipment is expected to be completed by early 2015 at a cost ranging from $112.0 million to $130.0 million, excluding AFUDC. We expect the cost of this project to be in the lower half of our estimated range. Construction costs through September 30, 2014 were $104.1 million for the project to date, excluding AFUDC.

We also have in place a contract with a third party vendor to complete engineering, procurement, and construction activities at our Riverton plant to convert Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion will include the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. The Air Emission Source Construction Permit necessary for this project was issued by Kansas Department of Health and Environment on July 11, 2013. This conversion is currently scheduled to be completed in mid-2016 at a cost estimated to range from $165 million to $175 million, excluding AFUDC. This amount is included in our five-year capital expenditure plan. Construction costs, consisting of pre-engineering, site preparation activities and contract costs incurred project to date through September 30, 2014 were $65.4 million, excluding AFUDC.

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

The gross amount of assets recorded under capital leases total $5.3 million at September 30, 2014.

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

Compliance Plan

In order to comply with current and forthcoming environmental regulations, we are taking actions to implement our compliance plan and strategy (Compliance Plan).  The Mercury Air Toxic Standards (MATS) and the Clean Air Interstate Rule (CAIR) and its subsequent replacement rule, both regulations which we discuss further below, are the drivers behind our Compliance Plan and its implementation schedule.  The MATS require reductions in mercury, acid gases and other emissions considered hazardous air pollutants (HAPS). They became effective in April 2012 and require full compliance by April 16, 2015 (with flexibility for extensions for reliability reasons). The Cross State Air Pollution Rule (CSAPR — formerly the Clean Air Transport Rule, or CATR) was first proposed by the Environmental Protection Agency (EPA) in July 2010 as a replacement of CAIR and was set to take effect on January 1, 2012.  CSAPR was stayed by the D.C Circuit Court of Appeals in late December 2011, then vacated by court order in August 2012. On April 29, 2014, the U.S. Supreme Court (the Court) reversed the D.C Circuit Court of Appeals judgment, and remanded the case back to the D.C. Circuit Court for further proceedings consistent with the Court’s opinion. In light of the Supreme Court’s decision upholding the EPA’s approach to implementing the good neighbor provision in CSAPR, on June 26, 2014, the EPA moved to lift the stay entered in late December 2011. On October 23, 2014, the D.C. Circuit Court of Appeals granted the EPA’s motion to lift the stay on CSAPR. The EPA is currently reviewing the court’s order to determine whether any further guidance or administrative action is necessary to begin implementation of CSAPR, including guidance on compliance phases and timing. In the meantime, however, CAIR will remain in effect. We anticipate compliance costs associated with the MATS and CAIR (and eventually CSAPR) regulations to be recoverable in our rates.

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

SO2 allowance allocations under the Title IV Acid Rain Program are used for compliance in the CAIR SO2 Program. The alternate plans in our Integrated Resource Plan (IRP) assumed costs for other emissions such as SO2, NOx and mercury. In our most recent five-year business plan (2014-2018), which assumes normal operations while maintaining compliance with permit conditions, we anticipate that it will be economically beneficial to purchase allowances for some of these pollutants. We do not expect the cost of these allowances to be material.

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

Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. Based on the current standard, our service territory is designated as attainment, meaning that it is in compliance with the standard. A revised Ozone NAAQS is expected to be proposed by the EPA late in 2014 and the final rule is expected in October 2015.

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

In April 2012, the EPA proposed a Carbon Pollution Standard for new power plants to limit the amount of carbon emitted by EGUs. This standard was rescinded, and a re-proposal of standards of performance for affected fossil fuel-fired EGUs was published in January 2014. The proposed rule applies only to new EGUs and sets separate standards for natural gas-fired combustion turbines and for fossil fuel-fired utility boilers.  The proposal would not apply to existing units, including modifications such as those required to meet other air pollution standards which are currently being undertaken at our Asbury facility and at the Riverton facility with the conversion of simple cycle Unit 12 to combined cycle. The final rule is expected in January 2015.

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

At this time, the comment period has been extended to December 1, 2014. The EPA is scheduled to issue the final rule for existing power plants by June 1, 2015. Each state must submit its initial compliance plan by June 30, 2016 with additional time available by request until June 2017 for a single state or June 2018 for a multi-state approach. Currently, state and industry representatives including Empire are collaborating to evaluate future impacts of the rule as proposed by the EPA.

Also, on June 2, 2014, the EPA released the proposed carbon pollution standards for modified and reconstructed stationary EGUs. The proposed rule focuses on electric utility steam generating units and natural gas-fired stationary combustion turbines. The comment period ended October 16, 2014 and the EPA anticipates issuing a final rule in June 2015.

Water Discharges

We operate under the Kansas and Missouri Water Pollution Plans pursuant to the Federal Clean Water Act (CWA). Our plants are in material compliance with applicable regulations and have received all necessary discharge permits.

The Riverton Units 7 and 8 and Iatan Unit 1, which utilize once-through cooling water, were affected by regulations for Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) Phase II. In 2007, the United States Court of Appeals remanded key sections of these CWA regulations to the EPA. The EPA suspended the regulations. Following a series of court approved delays, the EPA announced its final rule on May 19, 2014 but has not established an effective date of the regulation. Court challenges are expected. We expect the regulations to have a limited impact at Riverton given the planned retirement of unit 8 scheduled in 2016. A new intake structure design and cooling tower will be constructed as part of the Unit 12 conversion at Riverton. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Our new Iatan Unit 2 and Plum Point Unit 1 are covered by the proposed regulation, but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally affected by the final rule.

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

We have received preliminary permit approval in Missouri for a new utility waste landfill adjacent to the Asbury plant. Our Detailed Site Investigation (DSI) will be finalized in late 2014. Receipt of the final construction permit for the waste landfill is expected in early 2016.

Renewable Energy

Missouri regulations currently require Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of generation from our Ozark Beach Hydroelectric Project and purchased power agreements with Cloud County Windfarm, LLC, located in Cloud County, Kansas, and Elk River Windfarm, LLC, located in Butler County, Kansas. The regulations also require that 2% of the energy from renewable energy sources must be solar; however, we are exempted by statute from that solar requirement. As noted in our Annual Report on Form 10-K for the year ended December 31, 2013, the Earth Island Institute, d/b/a Renew Missouri, and others challenged our solar exemption by filing a complaint with the MPSC. The MPSC dismissed the complaint and Renew Missouri filed a notice of appeal seeking review by the Missouri Supreme Court. The case against Empire and the MPSC was brought before the Missouri Supreme Court for oral argument on September 18, 2014, and the final decision is pending.

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

Note 8 — Retirement Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$1,596	$1,863	$57	$34	$737	$735
Interest cost	2,648	2,516	117	78	1,109	957
Expected return on plan assets	(3,185)	(3,107)	—	—	(1,207)	(1,088)
Amortization of prior service cost (1)	105	133	(2)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	1,660	2,611	168	142	268	565
Net periodic benefit cost	$2,824	$4,016	$340	$252	$654	$916

	Nine months ended September 30,
	Pension Benefits		SERP		OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$4,850	$5,590	$115	$101	$1,950	$2,206
Interest cost	8,114	7,547	290	236	3,270	2,870
Expected return on plan assets	(9,829)	(9,321)	—	—	(3,600)	(3,265)
Amortization of prior service cost (1)	314	399	(6)	(6)	(758)	(758)
Amortization of net actuarial loss (1)	4,958	7,834	378	426	725	1,696
Net periodic benefit cost	$8,407	$12,049	$777	$757	$1,587	$2,749

	Twelve months ended September 30,
	Pension Benefits		SERP		OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$6,713	$7,156	$148	$114	$2,686	$2,806
Interest cost	10,631	10,111	370	301	4,226	3,879
Expected return on plan assets	(12,936)	(12,398)	—	—	(4,689)	(4,299)
Amortization of prior service cost (1)	447	531	(8)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	7,569	9,818	520	523	1,291	2,112
Net periodic benefit cost	$12,424	$15,218	$1,030	$930	$2,503	$3,487

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

In accordance with our regulatory agreements, our pension funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We have made contributions of approximately $11.3 million as of September 30, 2014. No additional contributions are expected for the year. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $3.0 million during 2014, of which we have made contributions of approximately $1.5 million as of September 30, 2014. The actual minimum funding requirements for both plans are determined based on the results of the actuarial valuations.

Note 9— Stock-Based Awards and Programs

Our performance-based restricted stock awards, stock options and time-vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payments. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award. Grants were made in the first quarter of 2014 (the effect of which is included in the table below) but did not have a material impact on our results of operations. We had unrecognized compensation expense of $1.1 million as of September 30, 2014.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Compensation Expense	$504	$363	$2,372	$2,057	$2,875	$2,305

Tax Benefit Recognized	180	127	870	743	1,050	821

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards consisting of the right to receive a number of shares of common stock at the end of the restricted period (assuming performance criteria are met) are granted to qualified individuals. We estimate the fair value of outstanding restricted stock awards using a Monte Carlo option valuation model.

Non-vested performance-based restricted stock awards (based on target number) as of September 30, 2014 and 2013 and changes during the nine months ended September 30, 2014 and 2013 were as follows:

	2014		2013
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price

Outstanding at January 1,	47,200	$21.39	33,900	$20.25
Granted	27,000	$22.40	26,300	$21.36
Awarded	0	$21.84	(4,460)	$18.36
Not Awarded	(10,900)	$21.84	(8,540)	$18.36

Nonvested at September 30,	63,300	$21.74	47,200	$21.39

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

A summary of time-vested restricted stock activity under the plan for 2013 and 2014 is presented in the table below:

	2014		2013
		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair
	shares	Market Value	shares	Market Value
Outstanding at January 1,	24,900	$22.69	3,300	$20.38
Granted	22,600	22.40	21,600	21.36
Distributed	(4,010)	22.98
Forfeited	(2,490)	—	—	—
Outstanding at September 30,	41,000	$24.15	24,900	$21.66

All time-vested restricted stock awards are classified as liability instruments, which must be revalued each period until settled. The cost of the awards is generally recognized over the requisite (explicit) service period.

Stock Options

Stock option grants vested upon satisfaction of service conditions. The cost of the awards was generally recognized over the requisite (explicit) service period. At September 30, 2014, there were no options outstanding.

A summary of option activity under the plan during the nine months ended September 30, 2014 and September 30, 2013 is presented below:

	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	112,500	$23.27	163,300	$23.15
Granted	—	—	—	—
Exercised	112,500	$24.58	40,200	$21.66
Outstanding at September 30,	0	$0	123,100	$23.19
Exercisable at September 30,	0	$0	123,100	$23.19

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2014, there were 70,838 shares available for issuance in this plan. On May 1, 2014, our shareholders approved an amended and restated ESPP to reserve an additional 750,000 shares, which were available for issuance upon receipt of Kansas Corporation Commission approval on October 23, 2014.

	2014	2013
Subscriptions outstanding at September 30	57,915	62,793
Maximum subscription price(1)	$21.43	$19.58
Shares of stock issued	56,942	68,099
Stock issuance price	$19.58	$17.95

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2014 to May 31, 2015.

Assumptions for valuation of these shares are shown in the table below.

	2014	2013
Weighted average fair value of grants at September 30	$ 3.07	$ 2.78
Risk-free interest rate	0.10%	0.14%
Expected dividend yield	4.30%	4.60%
Expected volatility	14.00%	14.00%
Expected life in months	12	12
Grant Date	6/2/14	6/1/13

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating revenue deductions” on our consolidated statements of income (in thousands) for all periods presented ended September 30:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Electric transmission and distribution expense	$7,463	$5,530	$21,139	$16,509	$26,492	$20,828
Natural gas transmission and distribution expense	569	681	1,801	1,803	2,496	2,376
Power operation expense (other than fuel)	4,183	3,942	12,195	11,953	15,885	15,766
Customer accounts and assistance expense	2,772	3,124	8,492	8,322	11,350	10,894
Employee pension expense (1)	2,735	2,662	7,963	8,062	10,638	10,605
Employee healthcare expense (1)	2,486	2,662	6,817	7,857	9,150	10,678
General office supplies and expense	3,088	2,997	10,465	9,589	13,725	12,560
Administrative and general expense	3,307	3,375	10,970	11,292	14,479	14,917
Allowance for uncollectible accounts	915	975	3,017	2,765	3,917	3,489
Regulatory reversal of gain on sale of assets	44	—	44	1,236	44	1,236
Miscellaneous expense	125	152	350	496	526	675
Total	$27,687	$26,100	$83,253	$79,884	$108,702	$104,024

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

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the three months ended September 30, 2014
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$164,500	$4,989	$2,343	$(320)	$171,512
Depreciation and amortization	17,127	966	457	—	18,550
Federal and state income taxes	13,560	(293)	447	—	13,714
Operating income	30,380	647	682	—	31,709
Interest income	2	4	6	(8)	4
Interest expense	9,424	968	—	(8)	10,384
Income from AFUDC (debt and equity)	2,769	2	—	—	2,771
Net income	23,561	(322)	653	—	23,892

Capital Expenditures	$60,151	$1,628	$430		$62,209

	For the three months ended September 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$150,370	$4,952	$2,819	$(655)	$157,486
Depreciation and amortization	16,328	928	479	—	17,735
Federal and state income taxes	13,939	(369)	580	—	14,150
Operating income	31,589	364	943	—	32,896
Interest income	1	4	—	0	5
Interest expense	9,380	973	—	0	10,353
Income from AFUDC (debt and equity)	1,722	12	—	—	1,734
Net income	23,652	(599)	943	—	23,996

Capital Expenditures	$45,164	$628	$334		$46,126

	For the nine months ended September 30, 2014
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$458,355	$36,587	$6,985	$(960)	$500,967
Depreciation and amortization	50,493	2,790	1,365	—	54,648
Federal and state income taxes	30,138	1,065	1,281	—	32,484
Operating income	74,091	4,545	2,062	—	80,698
Interest income	34	23	14	(23)	48
Interest expense	28,245	2,893	—	(23)	31,115
Income from AFUDC (debt and equity)	7,036	79	—	—	7,115
Net income	52,271	1,712	2,008	—	55,991

Capital Expenditures	$151,764	$6,084	$1,269		$159,117

	For the nine months ended September 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$406,158	$33,222	$6,844	$(952)	$445,272
Depreciation and amortization	47,216	2,778	1,477	—	51,471
Federal and state income taxes	26,882	707	1,092	—	28,681
Operating income	70,097	4,004	1,763	—	75,864
Interest income	498	109	7	(92)	522
Interest expense	28,273	2,926	—	(92)	31,107
Income from AFUDC (debt and equity)	3,883	21	—	—	3,904
Net income	45,373	1,136	1,774	—	48,283

Capital Expenditures	$114,734	$2,824	$1,276		$118,834

	For the twelve months ended September 30, 2014
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$588,611	$53,406	$9,288	$(1,280)	$650,025
Depreciation and amortization	66,937	3,720	1,826	—	72,483
Federal and state income taxes	37,735	1,842	1,719	—	41,296
Operating income	94,978	6,735	2,784	—	104,497
Interest income	72	29	16	(25)	92
Interest expense	37,655	3,857	—	(25)	41,487
Income from AFUDC (debt and equity)	9,062	89	—	—	9,151
Net income	65,501	2,932	2,721	—	71, 154

Capital Expenditures	$191,690	$7,679	$2,381		$201,750

	For the twelve months ended September 30, 2013
	Electric	Gas	Other	Eliminations	Total
($-000’s)
Statement of Income Information
Revenues	$520,265	$46,585	$8,641	$(1,099)	$574,392
Depreciation and amortization	61,441	3,702	1,664	—	66,807
Federal and state income taxes	31,651	1,269	1,482	—	34,402
Operating income	86,948	5,889	2,394	—	95,231
Interest income	895	177	10	(156)	926
Interest expense	37,610	3,902	—	(156)	41,356
Income from AFUDC (debt and equity)	5,002	25	—	—	5,027
Net Income	53,435	2,066	2,409	—	57,910

Capital Expenditures	$151,490	$4,043	$1,622		$157,155

	As of September 30, 2014
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$2,143,602	$122,153	$33,721	$(44,150)	$2,255,326

  (1) Includes goodwill of $39,492.

	As of December 31, 2013
	Electric	Gas(1)	Other	Eliminations	Total
($-000’s)
Balance Sheet Information
Total assets	$2,034,234	$123,736	$31,306	$(44,231)	$2,145,045

  (1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Consolidated provision for income taxes	$13.7	$14.1	$32.5	$28.7	$41.3	$34.4
Consolidated effective federal and state income tax rates	36.5%	37.1%	36.7%	37.3%	36.7%	37.3%

The effective income tax rates for the three, nine and twelve month periods ended September 30, 2014 are lower than comparable periods in 2013 primarily due to higher equity AFUDC income in 2014 compared with 2013.

We do not have any unrecognized tax benefits as of September 30, 2014. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

In 2010, we received $17.7 million of investment tax credits based on our investment in Iatan 2. We utilized $0.7 million and $9.0 million of these credits on our 2012 and 2013 tax returns, respectively. We expect to use the remaining credits on our 2014 tax return. The tax credits will have no significant income statement impact because they will flow to our customers as we amortize the tax credits over the life of the plant.

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

During the twelve months ended September 30, 2014, our gross operating revenues were derived as follows:

Electric segment sales*	90.6%
Gas segment sales	8.2
Other segment sales	1.2

*Sales from our electric segment include 0.3% from the sale of water.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended September 30 (in dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013

Basic and diluted earnings per weighted average share of common stock	$0.55	$0.56	$1.29	$1.13	$1.65	$1.36

Rate changes, primarily the June 2014 rate increase for our wholesale on-system customers, increased revenues during the third quarter of 2014 as compared to the third quarter of 2013. Increases in electric customer rates resulting from the April 1, 2013 Missouri retail on-system rate increase, along with favorable weather, positively impacted electric results for the nine month and twelve month periods ended September 30, 2014 as compared to the same periods in 2013. However, increased regulatory operating expenses, depreciation and amortization expenses and property and other tax expenses offset the impact of increased customer rates in all periods. Increased AFUDC due to higher levels of construction activity positively impacted results during each period presented.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, nine months and twelve months ended September 30, 2013 and September 30, 2014, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after-tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended September 30.

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

In addition, although a non-GAAP presentation, we believe the presentation of gross margin (in the table below and elsewhere in this report) is useful to investors and others in understanding and analyzing changes in our electric operating performance from one period to the next, and have included the analysis as a complement to the financial information we provide in accordance with GAAP. We define electric gross margin as electric revenues less fuel and purchased power costs. We define gas gross margin as gas operating revenues less cost of gas in rates. This reconciliation and margin information may not be comparable to other companies’ presentations or more useful than the GAAP presentation included in the statement of income. We also note that this presentation does not purport to be an alternative to earnings per share determined in accordance with GAAP as a measure of operating performance or any other measure of financial performance presented in accordance with GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
Earnings Per Share — 2013	$0.56	$1.13	$1.36

Revenues
Electric segment	$0.21	$0.77	$1.00
Gas segment	0.00	0.05	0.10
Other segment	0.00	0.00	0.01
Total Revenue	0.21	0.82	1.11
Electric fuel and purchased power	(0.17)	(0.50)	(0.55)
Cost of natural gas sold and transported	0.00	(0.04)	(0.07)
Gross Margin	0.04	0.28	0.49

Operating — electric segment	(0.02)	(0.05)	(0.07)
Operating —gas segment	0.00	0.00	0.00
Operating —other segment	0.00	0.00	0.00
Maintenance and repairs	(0.02)	(0.06)	(0.08)
Depreciation and amortization	(0.01)	(0.05)	(0.08)
Loss on plant disallowance	0.00	0.03	0.03
Other taxes	0.00	(0.03)	(0.05)
AFUDC	0.01	0.05	0.06
Change in effective income tax rates	0.00	0.01	0.01
Dilutive effect of additional shares issued	(0.01)	(0.02)	(0.02)
Earnings Per Share — 2014	$0.55	$1.29	$1.65

Recent Activities

Regulatory Matters

On August 29, 2014, we filed a request with the MPSC for changes in rates for our Missouri electric customers. We are seeking an annual increase in total revenue of approximately $24.3 million, or approximately 5.5%. The main cost drivers in the rate increase are the costs associated with the environmental retrofit project at our Asbury power plant (See Note 7 — New Construction of “Notes to Consolidated Financial Statements (Unaudited)”) that were incurred to comply with the Environmental Protection Agency’s (EPA) rules governing the continued operation of the plant, increases in property taxes, increases in ongoing maintenance expenses and increases in Regional Transmission Organization transmission fees.

On May 20, 2014, we filed a settlement agreement with the Arkansas Public Service Commission (APSC) for an increase of $1.375 million, or approximately 11%. A hearing was held on the settlement agreement on July 22, 2014. On September 16, 2014, the APSC issued an order approving the settlement with a modification that reduced the overall revenue increase to $1.367 million. The new rates were effective September 26, 2014. We had filed a request on December 3, 2013 with the APSC seeking an annual increase in total revenue of approximately $2.2 million, or approximately 18%. The rate increase was requested to recover costs incurred to ensure continued reliable service for our customers, including capital investments, operating systems replacement costs and ongoing increases in other operation and maintenance expenses and capital costs.

For additional information, see “Rate Matters” below.

Financing Activities

On October 15, 2014, we entered into a Bond Purchase Agreement for a private placement of $60.0 million of 4.27% First Mortgage Bonds due December 1, 2044. The delayed settlement is anticipated to occur on or about December 1, 2014, subject to customary closing conditions. The bonds will be issued under the EDE Mortgage. We expect to use the proceeds from the sale of the bonds to refinance existing short-term indebtedness and for general corporate purposes.

On October 20, 2014, we entered into a new $200 million 5-year Credit Agreement replacing the former $150 million Third Amended and Restated Unsecured Credit Agreement dated January

17, 2012 which had a January 2017 expiration date. This new agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20 million swingline loan sublimit, a $20 million sublimit for letters of credit issuance and, subject to bank approval, a $75 million accordion feature and two one-year extensions of the credit facility’s maturity date.

See Note 6 of “Notes to Consolidated Financial Statements (Unaudited)” for more information.

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

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three, nine, and twelve-month periods ended September 30, 2014, compared to the same periods ended September 30, 2013.

The following table represents our results of operations by operating segment for the applicable periods ended September 30 (in millions):

	Quarter Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Electric	$23.6	$23.7	$52.3	$45.4	$65.5	$53.4
Gas	(0.3)	(0.6)	1.7	1.1	3.0	2.1
Other	0.6	0.9	2.0	1.8	2.7	2.4
Net income	$23.9	$24.0	$56.0	$48.3	$71.2	$57.9

Electric Segment

Gross Margin

The table below represents our electric gross margins for the applicable periods ended September 30 (dollars in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Electric segment revenues	$164.5	$150.4	$458.3	$406.2	$588.6	$520.3
Fuel and purchased power	56.6	44.9	166.5	132.2	209.7	172.3
Electric segment gross margins	$107.9	$105.5	$291.8	$274.0	$378.9	$348.0

As shown in the table above, electric segment gross margin increased approximately $2.4 million during the third quarter of 2014 as compared to the third quarter of 2013, mainly due to increased rates for our wholesale electric customers.

The electric gross margin increased approximately $17.8 million for the nine months ended September 30, 2014 as compared to the same period in 2013, mainly due to increased demand resulting from colder weather in the first quarter of 2014, as compared to the same period in 2013, and increased rates for our Missouri electric customers.

The electric gross margin increased approximately $30.9 million for the twelve months ended September 30, 2014, as compared to the same period in 2013, due to a full twelve months of increased Missouri electric rates that were effective April 1, 2013, increased demand resulting from the favorable 2013-2014 heating season weather and an increase in average electric customer counts.

Sales and Revenues

Electric operating revenues comprised approximately 95.9% of our total operating revenues during the third quarter of 2014.

The amounts and percentage changes from the prior periods in kilowatt-hour (“kWh”) sales by major customer class for on-system sales and for off-system sales for the applicable periods ended September 30, were as follows (in millions):

	kWh Sales
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2014	2013	Change(1)	2014	2013	Change(1)	2014	2013	Change(1)
Residential	495.1	495.2	(0.0)%	1,506.5	1,453.5	3.6%	1,989.5	1,865.4	6.7%
Commercial	426.8	414.1	3.1	1,197.3	1,150.8	4.0	1,588.2	1,524.5	4.2
Industrial	276.0	270.0	2.2	774.7	775.0	(0.0)	1,015.2	1,018.0	(0.3)
Wholesale on-system	92.1	93.9	(2.0)	256.7	262.3	(2.1)	337.5	343.3	(1.7)
Other(2)	32.1	33.6	(4.4)	97.3	98.1	(0.8)	128.7	128.4	0.2
Total on-system sales	1,322.1	1,306.8	1.2	3,832.5	3,739.7	2.5	5,059.1	4,879.6	3.7

(1)Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2)Other kWh sales include street lighting, other public authorities and interdepartmental usage.

Although the quarter ended September 30, 2014 was slightly cooler than the comparable 2013 quarter and cooler than the 30-year average, kWh sales for our on-system customers increased 1.2% primarily due to increases in commercial and industrial sales. Total cooling degree days (the cumulative number of degrees that the daily average temperature for each day during that period was above 65° F) for the third quarter of 2014 were 2.5% less than the same period last year and 4.4% less than the 30-year average. KWh sales for our residential customers, which are more weather sensitive, decreased slightly during the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the milder weather during the third quarter of 2014. Commercial and industrial KWh sales increased mainly due to increased usage and customer counts.

KWh sales for our on-system customers increased 2.5% during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to increased demand resulting from colder weather in the first quarter of 2014 and increased customer counts. Residential and commercial kWh sales increased primarily due to colder weather in the first quarter of 2014 and increased customer counts. Industrial sales were flat.

KWh sales for our on-system customers increased 3.7% during the twelve months ended September 30, 2014, as compared to the same period in 2013, due to increased demand resulting from the favorable 2013-2014 heating season, including colder weather in the first quarter of 2014, and increased customer counts. Residential and commercial kWh sales increased primarily due to the favorable weather and increased customer counts. Industrial sales decreased 0.3%.

The amounts and percentage changes from the prior periods in electric segment operating revenues by major customer class for on-system and off-system sales for the applicable periods ended September 30 were as follows (dollars in millions):

	Electric Segment Operating Revenues
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2014	2013	Change(1)	2014	2013	Change(1)	2014	2013	Change(1)
Residential	$64.3	$62.9	2.2%	$183.6	$172.1	6.7%	$239.1	$218.2	9.6%
Commercial	49.1	46.5	5.6	131.3	122.3	7.4	171.4	158.9	7.9
Industrial	25.2	24.0	5.0	64.6	62.2	3.8	82.9	79.5	4.2
Wholesale on-system	6.3	5.7	11.3	17.2	15.3	12.2	21.9	19.5	12.2
Other(2)	4.1	4.1	(1.9)	11.6	11.4	2.4	15.2	14.7	3.9
Total on-system revenues	$149.0	$143.2	4.0	$408.3	$383.3	6.5	$530.5	$490.8	8.1
Off-system and SPP Integrated Market activity(3)	11.6	3.2	267.8	37.5	11.1	236.7	41.8	15.2	174.9
Total revenues from kWh sales	160.6	146.4	9.7	445.8	394.4	13.0	572.3	506.0	13.1
Miscellaneous revenues(4)	3.3	3.4	(1.4)	11.0	10.2	9.2	14.2	12.2	15.9
Total electric operating revenues	$163.9	$149.8	9.5	$456.8	$404.6	12.9	$586.5	$518.2	13.2
Water revenues	0.6	0.6	(7.0)	1.6	1.6	(3.3)	2.1	2.1	1.4
Total electric segment operating revenues	$164.5	$150.4	9.4	$458.4	$406.2	12.9	$588.6	$520.3	13.1

(1) Percentage changes are based on actual revenues and may not agree to the rounded amounts shown above.

(2) Other operating revenues include street lighting, other public authorities and interdepartmental usage.

(3) As of March 1, 2014, off-system revenues were effectively replaced by SPP Integrated Market activity. SPP integrated market net sales were $11.5 million, $34.3 million and $34.3 million for the three months, nine months and twelve months ended, September 30, 2014, periods respectively.  See “— Markets and Transmission” below for more information.

(4) Miscellaneous revenues include transmission service revenue, late payment fees, renewable energy credit sales, rent, etc.

On-System Electric Transactions.

Revenues for our on-system customers increased $5.8 million during the third quarter of 2014 as compared to the third quarter of 2013. Rate changes, primarily the rate increase for our wholesale customers, increased revenues an estimated $1.2 million. The impact of volumetric factors inclusive of weather increased revenues an estimated $1.1 million. Improved customer counts increased revenues an estimated $0.5 million. An increase in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the third quarter of 2014 increased revenues $3.0 million compared to the prior year quarter.

Revenues for our on-system customers increased $25.0 million for the nine months ended September 30, 2014 as compared to the same period in 2013. Rate changes, primarily the April 2013 Missouri retail on-system customer rate increase and the June 2013 increase for our wholesale on-system customers, contributed an estimated $11.4 million to revenues. Weather and other volumetric factors increased revenues an estimated $7.9 million during the nine months ended September 30, 2014. A $4.6 million increase in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the nine months ended September 30, 2014 positively impacted revenues compared to the same period in 2013. Improved customer counts increased revenues an estimated $1.1 million.

Revenues for our on-system customers increased $39.7 million for the twelve months ended September 30, 2014 as compared to the same period in 2013. Rate changes, primarily the April 2013 Missouri retail on-system customer rate increase and the June 2013 increase for our wholesale on-system customers, contributed an estimated $17.3 million to revenues. Weather and other volumetric factors increased revenues an estimated $15.5 million. A $5.2 million increase in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the twelve months ended September 30, 2014 compared to the same period in 2013 positively impacted revenues. Improved customer counts increased revenues an estimated $1.7 million.

Integrated Marketplace and Off-System Electric Transactions.

In the past, in addition to sales to our own customers, we also sold power to other utilities as available, including (since 2007) through the SPP Energy Imbalance Services (EIS) market. However, on March 1, 2014, the SPP RTO implemented a Day-Ahead Market, or Integrated Marketplace, which replaces the real-time EIS market. SPP integrated market activity is settled for each market participant in various time increments. When we sell more generation to the market than we purchase, based on the prescribed time increments, the net sale is included as part of electric revenues (see the Electric Segment Operating Revenues table above).  When we purchase more generation from the market than we sell, based on the prescribed time increments, the net purchase is recorded as a component of fuel and purchased power on the financial statements (see Operating Revenue Deductions — Fuel and Purchased Power table below). See “— Markets and Transmission” below. The majority of our market activity sales margin is included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and our transmission rider in our Arkansas jurisdiction. As a result, nearly all of the market activity sales margin flows back to the customer and has little effect on margin or net income.

Miscellaneous Revenues

Our miscellaneous revenues are comprised mainly of transmission revenues, reflecting our position as an SPP transmission owner, late payment fees and renewable energy credit sales.

The following table represents our miscellaneous revenues for our electric segment for the applicable periods ended September 30 (in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013

Miscellaneous revenues	$3.3	$3.4	$11.0	$10.2	$14.2	$12.2

Our miscellaneous revenues were comparable for the three months ended September 30, 2014 period as compared to the same period in 2013.

Increases for the nine and twelve months ended September 30, 2014 periods, as compared to the same periods in 2013, reflect increased transmission revenues.

Operating Revenue Deductions — Fuel and Purchased Power

Included in our fuel and purchased power expenditures are our generation costs and net purchases from the SPP Integrated Marketplace. Net SPP integrated market activity is settled for each market participant in various time increments. As described above, when we purchase more generation from the market than we sell, based on the prescribed time increments, the net purchase is recorded as a component of fuel and purchased power on the financial statements. The table below is a reconciliation of our actual fuel and purchased power expenditures (netted with the regulatory adjustments) to the fuel and purchased power expense shown on our statements of income for the applicable periods ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Actual fuel and purchased power expenditures(1)	$56.5	$46.0	$173.5	$137.5	$218.1	$179.2
Missouri fuel adjustment recovery (2)	1.9	(1.1)	2.6	(1.9)	1.9	(3.3)
Missouri fuel adjustment deferral(3)	(1.3)	0.6	(6.8)	(1.2)	(6.1)	(0.6)
Kansas and Oklahoma regulatory adjustments(3)	(0.1)	0.1	(0.7)	0.0	(1.0)	(0.2)
SWPA amortization(4)	(0.7)	(0.7)	(2.0)	(2.1)	(2.8)	(2.8)
Unrealized (gain)/loss on derivatives	0.3	(0.0)	(0.1)	(0.1)	(0.4)	0.0
Total fuel and purchased power expense per income statement	$56.6	$44.9	$166.5	$132.2	$209.7	$172.3

(1) The periods ended September 30, 2014 include SPP integrated market net purchases of $16.9 million, $42.8 million and $42.8 million for the three months, nine months and twelve months ended, September 30, 2014 periods, respectively.

(2) A positive amount indicates costs recovered from customers from under recovery in prior deferral periods. A negative amount indicates costs refunded to customers from over recovery in prior deferral periods.

(3)A negative amount indicates costs have been under recovered from customers and a positive amount indicates costs have been over recovered from customers.

(4) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010, of which $13.5 million of the Missouri portion remains to be amortized as of September 30, 2014.

Operating Revenue Deductions — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended September 30, 2014 as compared to the same periods in 2013 (in millions):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
	2014 vs. 2013	2014 vs. 2013	2014 vs. 2013
Regulated operating expense:
Transmission and distribution expense(1)	$1.9	$4.6	$5.7
General labor costs	0.2	1.1	1.4
Employee health care expense	(0.2)	(1.0)	(1.5)
Steam power other operating expense	0.0	0.3	0.2
Employee pension expense	0.1	(0.1)	0.0
Customer accounts expense	(0.3)	0.1	0.2
Other power supply expenses	0.0	0.0	0.2
Property insurance	0.0	0.2	0.3
Injuries and damages expense	0.2	(0.2)	(0.3)
Customer assistance expense	0.1	0.5	0.6
Regulatory commission expense	0.0	0.1	0.4
Banking fees	0.0	(0.1)	(0.2)
Professional services	(0.3)	(0.3)	(0.4)
Regulatory reversal of gain on prior period sale of assets(2)	0.0	(1.2)	(1.2)
Other miscellaneous accounts (netted)	(0.1)	(0.3)	(0.6)
TOTAL	$1.6	$3.7	$4.8

(1) Mainly due to increased SPP transmission charges.

(2) Regulatory reversal in 2013 of a prior period gain on the sale of our Asbury unit train as part of our 2013 rate case Agreement with the MPSC.

The table below shows maintenance and repairs expense increases/(decreases) for the applicable periods ended September 30, 2014 as compared to the same periods in 2013 (in millions):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
	2014 vs. 2013	2014 vs. 2013	2014 vs. 2013
Maintenance and repairs expense:
Transmission and distribution	$0.2	$2.2	$3.1
Energy Center	1.2	1.2	1.0
Asbury plant	—	0.3	0.5
SLCC	(0.2)	(0.3)	(0.6)
State Line plant	0.1	0.1	0.6
Iatan plant	—	—	0.3
Plum Point plant	—	—	0.2
Riverton plant — steam	—	(0.2)	(0.4)
Riverton plant — gas	0.1	0.4	0.4
Water plant	—	0.2	0.2
Other miscellaneous accounts (netted)	(0.1)	—	0.2
TOTAL	$1.3	$3.9	$5.5

Depreciation and amortization expense increased approximately $0.8 million (4.9%), $3.3 million (6.9%) and $5.5 million (8.9%) during the quarter, nine month and twelve month periods ended September 30, 2014, respectively, primarily due to increased depreciation rates for the nine month and twelve month ended periods resulting from our 2013 Missouri electric rate case settlement and increased plant in service for all periods presented.

Other taxes increased approximately $0.1 million, $1.8 million and $3.4 million during the quarter, nine month and twelve month periods ended September 30, 2014, respectively, due to increased property taxes reflecting our additions to plant in service and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended September 30:

Total Gas Delivered to Customers

	Three Months Ended		%	Nine Months Ended		%	Twelve Months Ended		%
(bcf sales)	2014	2013	change	2014	2013	change	2014	2013	change
Residential	0.09	0.10	(6.0)%	1.89	1.76	7.1%	2.87	2.56	12.2%
Commercial	0.09	0.10	(10.0)	0.89	0.89	0.3	1.35	1.25	8.2
Industrial	0.00	0.00	(66.7)	0.05	0.05	(11.1)	0.07	0.07	(5.3)
Other(1)	0.00	0.00	(40.4)	0.02	0.02	6.0	0.03	0.03	11.3
Total retail sales	0.18	0.20	(9.8)	2.85	2.72	4.5	4.32	3.91	10.6
Transportation sales	0.97	0.86	12.9	3.58	3.25	10.2	4.86	4.45	9.1
Total gas operating sales	1.15	1.06	8.6	6.43	5.97	7.6	9.18	8.36	9.8

(1)         Other includes other public authorities and interdepartmental usage.

The following table details our natural gas revenues for the periods ended September 30:

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Nine Months Ended			Twelve Months Ended
($ in millions)	2014	2013	% change	2014	2013	% change	2014	2013	% change
Residential	$2.8	$2.7	0.2%	$23.0	$20.8	10.6%	$33.8	$29.4	14.8%
Commercial	1.3	1.4	(1.5)	9.7	9.0	7.0	14.3	12.6	13.6
Industrial	0.0	0.1	(51.8)	0.4	0.3	16.8	0.6	0.5	17.8
Other(1)	0.0	0.0	(15.6)	0.3	0.3	11.6	0.4	0.4	16.1
Total retail revenues	$4.1	$4.2	(1.2)	$33.4	$30.4	9.6	$49.1	$42.9	14.5
Other revenues	0.1	0.1	(7.5)	0.3	0.3	5.0	0.4	0.4	4.3
Transportation revenues	0.8	0.7	13.1	2.9	2.5	17.1	3.9	3.3	18.2
Total gas operating revenues	$5.0	$5.0	0.7	$36.6	$33.2	10.1	$53.4	$46.6	14.6
Cost of gas sold	1.2	1.2	1.4	18.9	16.2	16.6	28.5	23.3	22.5
Gas segment gross margins	$3.8	$3.8	0.5	$17.7	$17.0	3.9	$24.9	$23.3	6.8

(1) Other includes other public authorities and interdepartmental usage.

During the third quarter of 2014, gas segment retail sales decreased 9.8%. Gas segment revenues and gas segment gross margin (defined as gas operating revenues less cost of gas in rates) increased slightly during the third quarter of 2014 compared to the third quarter of 2013.

Gas retail sales and revenues increased during the nine months ended September 30, 2014 as compared to the same period in 2013, reflecting the colder weather in the first quarter of 2014. Our margin for the nine months ended September 30, 2014 increased $0.7 million as compared to the same period in 2013.

Gas retail sales and revenues increased during the twelve months ended September 30, 2014 as compared to the same period in 2013, reflecting the colder heating season in 2014. Total heating degree days for the 2013-2014 gas heating season (which runs from November to March) were 19.6% more than the 2012-2013 gas heating season and 15.1% more than the 30-year average gas heating season. Our margin for the twelve months ended September 30, 2014 increased $1.6 million as compared to the same period in 2013.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of September 30, 2014, we had under recovered purchased gas costs of $0.2 million recorded as a noncurrent regulatory asset and over recovered purchased gas costs of $0.3 million recorded as a current regulatory liability.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended September 30, 2014 as compared to the same periods in 2013.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
(in millions)	2014 vs. 2013	2014 vs. 2013	2014 vs. 2013
Distribution operation expense	$(0.1)	$(0.1)	$(0.0)
Transmission operation expense	(0.0)	0.1	0.2
Customer accounts expense(1)	(0.2)	(0.2)	(0.2)
Other	0.0	(0.1)	(0.0)
TOTAL	$(0.3)	$(0.3)	$0.0

(1) Primarily uncollectible accounts.

The following table represents our results of operations for our gas segment for the applicable periods ended September 30 (in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Gas segment net income	$(0.3)	$(0.6)	$1.7	$1.1	$3.0	$2.1

Consolidated Company

Income Taxes

The following table shows our provision for income taxes and our consolidated effective federal and state income tax rates for the applicable periods ended September 30 (dollars in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Consolidated provision for income taxes	$13.7	$14.1	$32.5	$28.7	$41.3	$34.4
Consolidated effective federal and state income tax rates	36.5%	37.1%	36.7%	37.3%	36.7%	37.3%

See Note 12 of “Notes to Consolidated Financial Statements (Unaudited)” for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

AFUDC increased during all periods presented in 2014 reflecting construction for the environmental retrofit project at our Asbury plant and the Riverton 12 combined cycle project. The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended September 30 (in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2014	2013	2014	2013	2014	2013
Allowance for equity funds used during construction	$1.8	$1.1	$4.6	$2.5	$5.9	$3.3
Allowance for borrowed funds used during construction	1.0	0.6	2.5	1.4	3.2	1.7
Total AFUDC	$2.8	$1.7	$7.1	$3.9	$9.1	$5.0

The change in long-term debt interest for 2014 compared to 2013 reflects the issuance, on May 30, 2013, of $30.0 million of 3.73% First Mortgage Bonds due May 30, 2033 and $120.0 million of 4.32% First Mortgage Bonds due May 30, 2043. We used a portion of the proceeds from the sale of these bonds to redeem all $98.0 million aggregate principal amount of our Senior Notes, 4.50% Series due June 15, 2013. Total interest charges on long-term and short-term debt for the periods ended September 30 are shown below (dollars in millions):

Interest Charges

	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Long-term debt interest	$10.1	$10.1	0.0%	$30.3	$30.2	0.2%	$40.4	$40.2	0.6%
Short-term debt interest	0.1	—	—	0.1	0.1	7.6	0.1	0.1	(9.4)
Other interest	0.2	0.3	(7.3)	0.8	0.8	(8.5)	1.0	1.1	(8.7)
Total interest charges	$10.4	$10.4	0.3	$31.1	$31.1	0.0	$41.5	$41.4	0.3

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

The following table sets forth information regarding electric and water rate increases since January 1, 2011:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Arkansas - Electric	December 3, 2013	$1,366,809	11.34%	September 26, 2014
Missouri — Electric	July 6, 2012	$27,500,000	6.78%	April 1, 2013
Missouri — Water	May 21, 2012	$450,000	25.5%	November 23, 2012
Missouri — Electric	September 28, 2010	$18,700,000	4.70%	June 15, 2011
Kansas — Electric	June 17, 2011	$1,250,000	5.20%	January 1, 2012
Oklahoma — Electric	June 30, 2011	$240,722	1.66%	January 4, 2012
Oklahoma — Electric	January 28, 2011	$1,063,100	9.32%	March 1, 2011
Arkansas - Electric	August 19, 2010	$2,104,321	19.00%	April 13, 2011

On August 29, 2014, we filed a request with the MPSC for changes in rates for our Missouri electric customers. We are seeking an annual increase in total revenue of approximately $24.3 million, or approximately 5.5%. The main cost drivers in the rate increase are the costs associated with the environmental retrofit project at our Asbury power plant (See Note 7 — New Construction of “Notes to Consolidated Financial Statements (Unaudited)”) that were incurred to comply with the Environmental Protection Agency’s (EPA) rules governing the continued operation of the plant, increases in property taxes, increases in ongoing maintenance expenses and increases in Regional Transmission Organization transmission fees.

On May 20, 2014, we filed a settlement agreement with the Arkansas Public Service Commission (APSC) for an increase of $1.375 million, or approximately 11%. A hearing was held on the settlement agreement on July 22, 2014. On September 16, 2014, the APSC issued an order approving the settlement with a modification that reduced the overall revenue increase to $1.367 million. The new rates were effective September 26, 2014. We had filed a request on December 3, 2013, with the APSC seeking an annual increase in total revenue of approximately $2.2 million, or approximately 18%. The rate increase was requested to recover costs incurred to ensure continued reliable service for our customers, including capital investments, operating systems replacement costs and ongoing increases in other operation and maintenance expenses and capital costs.

We have in place a cost-based transmission formula rate (TFR). On June 13, 2013, we, the Kansas Corporation Commission and the cities of Monett, Mt. Vernon and Lockwood, Missouri and Chetopa, Kansas, filed a unanimous Settlement Agreement (Agreement) with the Federal Energy Regulatory Commission (FERC). The Agreement includes a TFR that establishes an ROE of 10.0%. The FERC conditionally approved the Agreement on November 18, 2013, and we made a compliance filing with the FERC on December 18, 2013 in connection with this conditional approval. The FERC approved our compliance filing on June 12, 2014.

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

As part of the Integrated Marketplace, we and other SPP members are able to submit generation offers to sell power and bids to purchase power into the SPP market, with the SPP serving as a centralized dispatch of SPP members’ generation resources. The SPP matches offers and bids based upon operating and reliability considerations. It is expected that 90%-95% of all next day generation needed throughout the SPP territory will be cleared through this Integrated Marketplace. We also acquire Transmission Congestion Rights (TCR) in an attempt to mitigate congestion costs associated with the power we will purchase from the SPP Integrated Market. The net financial effect of these Integrated Marketplace transactions is included in our fuel adjustment mechanisms.

Plum Point Transmission Delivery Costs:  On December 19, 2013, Entergy integrated its generation, transmission, and load into the Midcontinent Independent System Operator (MISO) regional transmission organization.  Based on the current terms and conditions of MISO membership, Entergy’s participation in MISO will not be beneficial to our customers as it will significantly increase transmission delivery costs for our Plum Point power station as well as utilize our transmission system without compensation. In February 2014, the FERC granted a Request For Rehearing regarding the increased MISO transmission rate for Plum Point and established its own docket that was consolidated with the Entergy transmission formula rate docket. The consolidated dockets were set for settlement evidentiary hearings and will move to a litigation hearing before the FERC if the settlement process is unsuccessful. Settlement discussions are ongoing.

SPP/MISO Joint Operating Agreement: Prior to Entergy’s integration into MISO, the SPP filed a Petition for Review of FERC’s Orders on the interpretation of the SPP/MISO Joint Operating Agreement at the United States Court of Appeals for the District of Columbia (DC). In early December 2013, the DC Court vacated and remanded FERC’s Orders that agreed with MISO regarding interpretation of the Joint Operating Agreement to utilize SPP’s system to integrate Entergy into MISO. The SPP’s position is that MISO’s intentional and free use of the SPP transmission system was unjust and unreasonable and made unexecuted service agreement filings at the FERC in February 2014 to initiate billings to MISO. SPP members have intervened in the SPP’s Petition and are actively involved in the SPP stakeholder processes and other FERC dockets to address our concerns. In March 2014, the FERC issued key Orders accepting the SPP’s filing to collect transmission revenues on our behalf, subject to refund, and established a settlement hearing process for resolution of the SPP/MISO dispute. Although the FERC’s order is positive, the transmission revenue financial impact and realization of such increased revenues due to MISO’s use of the SPP transmission system, including our system, is uncertain at this time and will take several months for a FERC acceptance of any potential settlement between the parties or a litigation hearing order from the FERC. Settlement discussions are ongoing.

Information concerning recent and pending SPP RTO and other FERC activities can be found under Note 3, “Regulatory Matters — Markets and Transmission” in our Annual Report on Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview.                                          Our primary sources of liquidity are cash provided by operating activities, short-term borrowings under our commercial paper program (which is supported by our unsecured revolving credit facility) and borrowings from our unsecured revolving credit facility. Historically, we have also successfully raised funds, as needed, from the debt and equity capital markets to fund our liquidity and capital resource needs.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs and other factors. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities for the six months ended September 30 (in millions):

Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2014	2013	Change
Cash provided by/(used in):
Operating activities	$122.4	$117.6	$4.8
Investing activities	(155.8)	(105.8)	(50.0)
Financing activities	32.2	1.2	31.0
Net change in cash and cash equivalents	$(1.2)	$13.0	$(14.2)

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

Nine Months Ended September 30, 2014 Compared to 2013.  During the nine months ended September 30, 2014 our net cash flows provided from operating activities increased $4.8 million, or 4.0%, from 2013. This change resulted from the following:

•                  Increase in net income - $7.7 million.

•                  Changes in fuel adjustments and other regulatory amortizations - $5.5 million.

•                  Changes in pension amortizations — $4.0 million.

•                  Increased plant depreciation - $2.8 million.

•                  Increased property tax accruals - $2.8 million.

•                  Increases related to customer deposits - $0.8 million.

•                  Lower pension contributions - $4.9 million offset by changes in pension and OPEB expense accruals - $(3.3) million

•                  Tax timing differences mostly related to depreciation and amortizations - $(8.8) million.

•                  Working capital changes for accounts receivable, accounts payable and other current assets and liabilities - $(6.0) million.

•                  Increase in equity AFUDC mostly attributable to higher construction work in progress balances - $(2.1) million.

•                  Non-cash loss on regulatory plant disallowance as a result of electric rate cases - $(2.3) million.

•                  Regulatory reversal of a prior period gain on the sale of assets as a result of electric rate cases - $(1.2) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $50.0 million during the nine months ended September 30, 2014, as compared to the same period in 2013.

Our capital expenditures incurred totaled approximately $159.1 million during the nine months ended September 30, 2014, compared to $118.9 million for the nine months ended September 30, 2013. The increase was primarily the result of an increase in new generation capital expenditures due to the Riverton 12 combined cycle construction.

A breakdown of the capital expenditures for the nine months ended September 30, 2014 and 2013 is as follows (in millions):

	Capital Expenditures
(in millions)	2014	2013
Distribution and transmission system additions	$44.8	$43.5
New Generation — Riverton 12 combined cycle	53.4	5.5
Additions and replacements — electric plant	42.6	59.9
Storms	2.1	0.3
Gas segment additions and replacements	5.8	2.6
Transportation	2.1	1.9
Other (including retirements, insurance proceeds and salvage -net) (1)	7.0	3.9
Subtotal	157.8	117.6
Non-regulated capital expenditures (primarily fiber optics)	1.3	1.3
Subtotal capital expenditures incurred (2)	159.1	118.9
Adjusted for capital expenditures payable (3)	(8.2)	(10.5)
Total cash outlay	$150.9	$108.4

(1) Other includes equity AFUDC of $(4.6) million and $(2.5) million for 2014 and 2013, respectively.

(2) Expenditures incurred represent the total cost for work completed for the projects during the reporting period. Discussion of capital expenditures throughout this 10-Q is presented on this basis. These capital expenditures include AFUDC, capital expenditures to retire assets and benefits from salvage.

(3) The amount of expenditures unpaid at the end of the reporting period to adjust to actual cash outlay reflected in the Investing Activities section of the Statement of Cash Flows.

We estimate that our capital expenditures (excluding AFUDC) for the remainder of 2014 will be approximately $65 million and for 2015 through 2019 will be as follows (in millions):

	2015	2016	2017	2018	2019
Estimated capital expenditures	$172.7	$109.2	$105.5	$157.5	$157.4

Approximately 76.4% of our cash requirements for capital expenditures during the third quarter of 2014 and 59.2% for the nine months ended September 30, 2014 were satisfied from internally generated funds (funds provided by operating activities less dividends paid).

We estimate that internally generated funds (funds provided by operating activities less dividends paid) will provide approximately 29.2% of the funds required for the remainder of our budgeted 2014 capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. In addition, we have entered into an agreement to issue private placement debt of $60 million with a delayed settlement option on or about December 1, 2014. If additional financing is needed, we intend to utilize a combination of debt and equity securities. For further information see Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Financing Activities

Our net cash flows provided by financing activities was $32.2 million in the nine months ended September 30, 2014, an increase of $31.0 million as compared to $1.2 million during the nine months ended September 30, 2013, primarily due to the following:

•                  Issuance of $59.0 million in short-term debt in the nine months ended September 30, 2014 as compared to repayment of $24.0 million in short-term debt in the nine months ended September 30, 2013.

•                  No first mortgage bonds issued in the nine months ended September 30, 2014 compared to $150.0 million issued in the nine months ended September 30, 2013.

•                  No repayment of senior notes in the nine months ended September 30, 2014 compared to $98.0 million of senior notes repaid in the nine months ended September 30, 2013.

In addition, on October 15, 2014, we entered into a Bond Purchase Agreement for a private placement of $60.0 million of 4.27% First Mortgage Bonds due December 1, 2044. The delayed settlement is anticipated to occur on or about December 1, 2014, subject to customary closing conditions. The bonds will be issued under the EDE Mortgage.

Shelf Registration

We have a $200.0 million shelf registration statement with the SEC, effective December 13, 2013, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. We have received regulatory approval for the issuance of securities under this shelf from all four state jurisdictions in our electric service territory, but we may only issue up to $150 million of such securities in the form of first mortgage bonds. The settlement of the $60 million First Mortgage Bond private placement discussed above will reduce the jurisdictionally-approved level of First Mortgage Bonds we may issue to $90 million during the three-year effective period. We plan to use proceeds from offerings made pursuant to this shelf to fund capital expenditures, refinance existing debt or general corporate needs during the three-year effective period.

Credit Agreements

On October 20, 2014, we entered into a new $200 million 5-year Credit Agreement replacing the former $150 million Third Amended and Restated Unsecured Credit Agreement dated January 17, 2012 which had a January 2017 expiration date. This new agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20 million swingline loan sublimit, a $20 million sublimit for letters of credit issuance and, subject to bank approval, a $75 million accordion feature and two one-year extensions of the credit facility’s maturity date.

Interest on borrowings under the new facility accrues at a rate equal to, at our option, (i) the highest of (A) the agent prime rate, (B) the federal funds effective rate plus 0.5% or (C) one month LIBOR plus 1.0%, in each case, plus a margin or (ii) one month, two month, three month or six month LIBOR, in each case, plus a margin. Each margin is based on our current credit ratings and the pricing schedule in the facility. As of the date hereof, and based on our current credit ratings, the LIBOR margin under the facility is 1.025%. A facility fee is payable quarterly on the full amount of the commitments under the facility based on our current credit ratings, which fee is currently 0.175%. In addition, upon entering into the new credit facility, we paid upfront fees to the revolving credit banks of $0.3 million in the aggregate.

The new credit facility requires our total indebtedness to be less than 65.0% of our total capitalization at the end of each fiscal quarter and a failure to maintain this ratio will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2014, we were in compliance with the prior credit agreement’s financial covenants, specifically: (a) the ratio of total indebtedness to total capitalization of less than 62.5% and (b) the minimum ratio of EBITDA (defined as net income plus interest, taxes, depreciation and amortization) to interest charges of 2.0 to 1.0 while prospectively also being in compliance with the new agreement’s ratio of total indebtedness to total capitalization of 65.0%. Our total indebtedness is 51% of our total capitalization as of September 30, 2014 and our EBITDA was 6.0 times our interest charges for the twelve months ended September 30, 2014. This new credit facility is subject to cross-default if we default on more than $25 million in the aggregate on our other indebtedness. The new credit agreement does not legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under the prior credit agreement at September 30, 2014. However, $63.0 million was used to back up our outstanding commercial paper.

EDE Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) is limited by terms of the mortgage to $1.0 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended September 30, 2014 would permit us to issue approximately $715.5 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At September 30, 2014, we had retired bonds and net property additions which would enable the issuance of at least $931.2 million principal amount of bonds if the annual interest requirements are met. However, based on the $1.0 billion limit noted above, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $417.0 million of new first mortgage bonds as of September 30, 2014. As of September 30, 2014, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Gas Company (EDG Mortgage) is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of September 30, 2014, this test would allow us to issue approximately $19.5 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

Credit Ratings

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa1	BBB
EDE First Mortgage Bonds	BBB+	A2	A-
Senior Notes	BBB	Baa1	BBB
Commercial Paper	F3	P-2	A-2
Outlook	Stable	Stable	Stable

*Not rated

On January 30, 2014, Moody’s upgraded our corporate credit rating to Baa1 from Baa2, senior secured debt to A2 from A3, senior unsecured debt to Baa1 from Baa2 and affirmed our commercial paper rating at P-2. Standard & Poor’s and Fitch reaffirmed our ratings on March 20, 2014 and September 30, 2014, respectively.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not materially changed at September 30, 2014, compared to December 31, 2013. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On October 30, 2014, the Board of Directors declared a quarterly dividend of $0.26 per share on common stock payable on December 15, 2014 to holders of record as of December 1, 2014, reflecting a 2.0% increase over the previous quarter’s dividend.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2014.

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

We satisfied 65.8% of our 2013 generation fuel supply need through coal. Approximately 96% of our 2013 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2016. These contracts satisfy approximately 100% of our anticipated fuel requirements for 2014, 59% for 2015, 39% for 2016 and 19% for 2017 for our Asbury coal plant. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of September 30, 2014, 57%, or 1.4 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2014 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices increased 10% more than the price at September 30, 2014, our natural gas expenditures would increase by approximately $1.2 million based on our September 30, 2014 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of September 30, 2014, we have 1.7 million Dths in storage on the three pipelines that serve our customers. This represents 83% of our storage capacity. We have an additional 0.8 million Dths hedged through financial derivatives and physical contracts.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at September 30, 2014 and December 31, 2013(in millions).

	September 30, 2014	December 31, 2013

Margin deposit assets	$5.4	$5.2

There were no margin deposit liabilities at these dates.

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a small group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at September 30, 2014, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value(in millions).

Net unrealized mark-to-market losses for physical forward natural gas contracts	$0.1
Net unrealized mark-to-market losses for financial natural gas contracts	3.7
Net credit exposure	$3.8

The $3.7 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $3.8 million for which our counterparties are exposed to Empire for unrealized losses and $0.1 million that Empire is exposed to our counterparties. We are holding no collateral from any counterparty since they are below the $10.0 million mark-to-market collateral threshold in our agreements. As noted above, as of September 30, 2014, we have $5.4 million on deposit for NYMEX contract exposure to Empire, of which $4.4 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their September 30, 2014 levels, our collateral requirement would increase $8.0 million. If these prices increased 25%, our collateral requirement would decrease $3.1 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

For the twelve months ended September 30, 2014, our ratio of earnings to fixed charges was 3.14x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(4)(a)  Bond Purchase Agreement, dated as of October 15, 2014, by and among The Empire District Electric Company and the purchasers named therein (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 15, 2014 and filed October 16, 2014, File No. 1-03368).

(10)(a)  2015 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed pursuant to Regulation 14A on March 19, 2014, File No. 1-03368).

(10)(b)  Amended and Restated Stock Unit Plan for Directors (incorporated by reference to Appendix C to the definitive proxy statement filed pursuant to Regulation 14A on March 19, 2014, File No. 1-03368).

(10)(c)  Credit Agreement, dated as of October 20, 2014, among The Empire District Electric Company, Wells Fargo Bank, as Administrative Agent, Swingline Lender and Issuing Bank, and the lenders named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 20, 2014 and filed October 22, 2014, File No. 1-03368).

(12)  Computation of Ratio of Earnings to Fixed Charges.

(31)(a)  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b)  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)  The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 7, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, nine and twelve month periods ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

November 7, 2014