Form 10-Q
period 2015-06-30
EMPIRE DISTRICT ELECTRIC CO
filed 2015-08-07
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015 or

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

As of July 31, 2015, 43,723,355 shares of common stock were outstanding.

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

•                  the impact of energy efficiency and alternative energy sources, including solar;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2015	2014
	(000’s except per share amounts)
Operating revenues:
Electric	$126,282	$140,767
Gas	6,279	6,989
Other	1,996	2,026
	134,557	149,782
Operating revenue deductions:
Fuel and purchased power	39,153	54,358
Cost of natural gas sold and transported	2,041	2,678
Regulated operating expenses	27,669	27,609
Other operating expenses	789	782
Maintenance and repairs	15,583	11,393
Depreciation and amortization	20,127	18,157
Provision for income taxes	4,056	6,694
Other taxes	9,092	8,609
	118,510	130,280

Operating income	16,047	19,502
Other income and (deductions):
Allowance for equity funds used during construction	1,234	1,522
Interest income	129	3
Benefit for other income taxes	14	45
Other - non-operating expense, net	(225)	(300)
	1,152	1,270
Interest charges:
Long-term debt	10,752	10,105
Short-term debt	95	13
Allowance for borrowed funds used during construction	(723)	(830)
Other	305	290
	10,429	9,578

Net income	$6,770	$11,194

Weighted average number of common shares outstanding - basic	43,627	43,236

Weighted average number of common shares outstanding - diluted	43,712	43,269

Total earnings per weighted average share of common stock – basic	$0.16	$0.26

Total earnings per weighted average share of common stock – diluted	$0.15	$0.26

Dividends declared per share of common stock	$0.26	$0.255

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(000’s except per share amounts)
Operating revenues:
Electric	$268,924	$293,856
Gas	26,096	31,598
Other	4,081	4,001
	299,101	329,455
Operating revenue deductions:
Fuel and purchased power	88,131	109,944
Cost of natural gas sold and transported	13,464	17,723
Regulated operating expenses	56,219	55,566
Other operating expenses	1,594	1,498
Maintenance and repairs	25,850	21,650
Depreciation and amortization	40,147	36,097
Provision for income taxes	12,939	18,868
Other taxes	19,996	19,119
	258,340	280,465

Operating income	40,761	48,990
Other income and (deductions):
Allowance for equity funds used during construction	2,212	2,773
Interest income	140	44
Benefit for other income taxes	127	99
Other - non-operating expense, net	(924)	(645)
	1,555	2,271
Interest charges:
Long-term debt	21,503	20,210
Short-term debt	168	18
Allowance for borrowed funds used during construction	(1,287)	(1,570)
Other	525	504
	20,909	19,162

Net income	$21,407	$32,099

Weighted average number of common shares outstanding - basic	43,579	43,173

Weighted average number of common shares outstanding – diluted	43,669	43,200

Total earnings per weighted average share of common stock – basic and diluted	$0.49	$0.74

Dividends declared per share of common stock	$0.52	$0.51

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	June 30,
	2015	2014
	(000’s except per share amounts)
Operating revenues:
Electric	$567,559	$574,481
Gas	46,341	53,369
Other	8,076	8,148
	621,976	635,998
Operating revenue deductions:
Fuel and purchased power	193,273	198,034
Cost of natural gas sold and transported	22,767	28,479
Regulated operating expenses	111,430	107,115
Other operating expenses	3,083	2,974
Maintenance and repairs	50,975	43,433
Depreciation and amortization	77,234	71,668
Provision for income taxes	33,469	41,837
Other taxes	37,975	36,773
	530,206	530,313

Operating income	91,770	105,685
Other income and (deductions):
Allowance for equity funds used during construction	5,859	5,234
Interest income	147	92
Benefit for other income taxes	206	106
Other - non-operating expense, net	(1,581)	(1,283)
	4,631	4,149
Interest charges:
Long-term debt	41,929	40,424
Short-term debt	263	18
Allowance for borrowed funds used during construction	(3,214)	(2,880)
Other	1,012	1,015
	39,990	38,577

Net income	$56,411	$71,257

Weighted average number of common shares outstanding – basic	43,492	43,048
Weighted average number of common shares outstanding – diluted	43,579	43,069

Total earnings per weighted average share of common stock – basic	$1.30	$1.66

Total earnings per weighted average share of common stock – diluted	$1.29	$1.65

Dividends declared per share of common stock	$1.035	$1.015

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,437,271	$2,420,824
Gas	80,893	79,364
Other	41,462	41,394
Construction work in progress	172,335	112,097
	2,731,961	2,653,679
Accumulated depreciation and amortization	747,204	743,407
	1,984,757	1,910,272

Current assets:
Cash and cash equivalents	1,992	2,105
Restricted cash	4,727	4,726
Accounts receivable – trade, net of allowance $692 and $1,021, respectively	43,068	45,444
Accrued unbilled revenues	20,546	25,945
Accounts receivable – other	24,559	41,256
Fuel, materials and supplies	58,100	57,799
Prepaid expenses and other	32,017	27,879
Unrealized gain in fair value of derivative contracts	3,260	3,901
Regulatory assets	7,955	10,752
	196,224	219,807

Noncurrent assets and deferred charges:
Regulatory assets	202,134	209,717
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,511	8,821
Other	3,627	2,147
	253,764	260,177
Total Assets	$2,434,745	$2,390,256

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2015	December 31, 2014
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 43,689,223 and 43,479,186 shares issued and outstanding, respectively	$43,689	$43,479
Capital in excess of par value	653,923	649,543
Retained earnings	89,012	90,276
Total common stockholders’ equity	786,624	783,298

Long-term debt (net of current portion):
Obligations under capital lease	3,723	3,875
First mortgage bonds and secured debt	697,634	697,615
Unsecured debt	101,706	101,699
Total long-term debt	803,063	803,189
Total long-term debt and common stockholders’ equity	1,589,687	1,586,487

Current liabilities:
Accounts payable and accrued liabilities	52,660	83,420
Current maturities of long-term debt	301	292
Short-term debt	97,000	44,000
Regulatory liabilities	7,477	7,898
Customer deposits	14,003	13,747
Interest accrued	6,821	6,565
Unrealized loss in fair value of derivative contracts	3,967	6,469
Taxes accrued	13,700	3,380
Other current liabilities	440	356
	196,369	166,127

Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	135,319	128,471
Deferred income taxes	391,995	377,452
Unamortized investment tax credits	18,370	18,367
Pension and other postretirement benefit obligations	73,816	93,863
Unrealized loss in fair value of derivative contracts	4,245	3,243
Other	24,944	16,246
	648,689	637,642
Total Capitalization and Liabilities	$2,434,745	$2,390,256

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	($-000’s)
Operating activities:
Net income	$21,407	$32,099
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items and other	45,698	39,527
Pension and other postretirement benefit costs, net of contributions	(15,109)	5,154
Deferred income taxes and unamortized investment tax credit, net	9,337	3,513
Allowance for equity funds used during construction	(2,212)	(2,773)
Stock compensation expense	999	2,046
Non-cash (gain)/loss on derivatives	3,300	(526)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	21,171	6,096
Fuel, materials and supplies	(301)	11
Prepaid expenses, other current assets and deferred charges	(351)	(3,104)
Accounts payable and accrued liabilities	(26,130)	(22,610)
Interest, taxes accrued and customer deposits	10,832	11,501
Asset retirement obligations	—	(1,234)
Other liabilities and other deferred credits	5,456	(656)

Net cash provided by operating activities	74,097	69,044

Investing activities:
Capital expenditures – regulated	(106,295)	(94,783)
Capital expenditures and other investments – non-regulated	(950)	(784)
Restricted cash	—	(4,854)

Net cash used in investing activities	(107,245)	(100,421)

Financing activities:
Proceeds from issuance of common stock net of issuance costs	2,878	4,515
Net short-term borrowings	53,000	48,500
Dividends	(22,671)	(22,027)
Other	(172)	(147)

Net cash provided by financing activities	33,035	30,841

Net decrease in cash and cash equivalents	(113)	(536)

Cash and cash equivalents at beginning of period	2,105	3,475

Cash and cash equivalents at end of period	$1,992	$2,939

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

Note 2 - Recently Issued and Proposed Accounting Standards

Revenue from contracts with customers:  In June 2014, the FASB issued new guidance governing revenue recognition. Under the new guidance, an entity is required to recognize revenue in a pattern that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year delay in the standard’s effective date. The new standard is now effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating the impact of the adoption of this standard.

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

Presentation of debt issuance costs:  In April 2015, the FASB issued revised guidance addressing the presentation requirements for debt issuance costs. Under the revised guidance, all costs incurred to issue debt are to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of June 30, 2015, we expect that the implementation of this standard would reduce both assets and liabilities by approximately $8.5 million. The application of this standard is not expected to have a material impact on our results of operations or liquidity.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information regarding recently issued and proposed accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheets (in thousands).

Regulatory Assets and Liabilities

	June 30, 2015	December 31, 2014
Regulatory Assets:
Current:
Under recovered fuel costs	$253	$2,618
Current portion of long-term regulatory assets	7,702	8,134
Regulatory assets, current	7,955	10,752
Long-term:
Pension and other postretirement benefits(1)	105,546	111,121
Income taxes	47,567	47,177
Deferred construction accounting costs(2)	15,251	15,521
Unamortized loss on reacquired debt	10,068	10,405
Unsettled derivative losses – electric segment	8,983	9,037
System reliability – vegetation management	2,871	5,337
Storm costs(3)	3,836	4,183
Asset retirement obligation	5,881	5,145
Customer programs(4)	5,450	5,253
Missouri solar initiative(5)	1,140	—
Unamortized loss on interest rate derivative	920	943
Deferred operating and maintenance expense	745	910
Under recovered fuel costs	—	640
Current portion of long-term regulatory assets	(7,702)	(8,134)
Other	1,578	2,179
Regulatory assets, long-term	202,134	209,717
Total Regulatory Assets	$210,089	$220,469

	June 30, 2015	December 31, 2014
Regulatory Liabilities:
Current:
Over recovered fuel costs	$4,235	$4,227
Current portion of long-term regulatory liabilities	3,242	3,671
Regulatory liabilities, current	7,477	7,898
Long-term:
Costs of removal	93,356	90,527
SWPA payment for Ozark Beach lost generation	15,485	16,744
Income taxes	11,382	11,451
Deferred construction accounting costs – fuel(6)	7,769	7,849
Unamortized gain on interest rate derivative	3,116	3,201
Pension and other postretirement benefits	1,787	2,369
Over recovered fuel costs	5,666	1
Current portion of long-term regulatory liabilities	(3,242)	(3,671)
Regulatory liabilities, long-term	135,319	128,471
Total Regulatory Liabilities	$142,796	$136,369

(1)  Primarily consists of unfunded pension and other postretirement benefits (OPEB) liability. See Note 8.

(2)  Reflects deferrals resulting from 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

(3)  Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado including an accrued carrying charge and deferred depreciation totaling $3.1 million at June 30, 2015.

(4)  Primarily consists of Missouri energy efficiency programs.

(5) Resulting from the Missouri Clean Energy Initiative and consists of approximately 70 solar rebate applications processed and internal costs as of June 30, 2015, resulting in solar rebate-related costs totaling approximately $1.1 million.

(6)  Resulting from regulatory plan requiring deferral of the fuel and purchased power impacts of Iatan 2.

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

As of June 30, 2015 and December 31, 2014, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		June 30,	December 31,
ASSET DERIVATIVES		2015	2014
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$76	$—

Natural gas contracts, electric segment	Current assets	5	1
Transmission congestion rights, electric segment	Current assets	3,179	3,900
Total derivatives assets		$3,260	$3,901

		June 30,	December 31,
LIABILITY DERIVATIVES		2015	2014
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$50	$476

Natural gas contracts, electric segment	Current liabilities	3,917	5,993
	Non-current liabilities and deferred credits	4,245	3,243
Total derivatives liabilities		$8,212	$9,712

Electric Segment

At June 30, 2015, approximately $3.9 million of unrealized net losses are applicable to natural gas financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended June 30, (in thousands):

Non-Designated Hedging Instruments - Due to	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Electric Segment	Derivative	2015	2014	2015	2014	2015	2014
Commodity contracts	Regulatory (assets)/liabilities	$321	$401	$(2,219)	$2,159	$(11,157)	$2,252

Transmission congestion rights	Regulatory (assets)/liabilities	3,520	11,024	4,625	11,652	5,931	13,619
Total Electric Segment		$3,841	$11,425	$2,406	$13,811	$(5,226)	$15,871

Non-Designated Hedging Instruments - Due to	Statement of Income Classification of	Amount of Gain / (Loss) Recognized in Income
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Electric Segment	Derivative	2015	2014	2015	2014	2015	2014
Commodity contracts	Fuel and purchased power expense	$(855)	$160	$(2,277)	$915	$(4,850)	$(1,289)

Transmission congestion rights	Fuel and purchased power expense	1,875	4,422	5,313	5,222	11,197	5,303
Total Electric Segment		$1,020	$4,582	$3,036	$6,137	$6,347	$4,014

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

As of June 30, 2015, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2015 and for the next four years are shown below at the following average prices per Dekatherm (Dth). We utilize the following procurement guidelines for our electric segment, allowing the flexibility to hedge up to 100% of the current year’s and 80% of any future year’s expected requirements while being cognizant of volume risk. The 80% guideline is an annual target and volumes up to 100% can be hedged in any given month. For years beyond year four, additional factors of long term uncertainty (including with respect to required volumes and counterparty credit) are also considered.

		Dth Hedged		Procurement
Year	% Hedged	Physical	Financial	Average Price	Guidelines
Remainder 2015	58%	400,000	2,810,000	$4.69	Up to 100%
2016	49%	2,676,000	2,100,000	$3.90	60%
2017	20%	782,900	1,300,000	$4.13	40%
2018	10%	565,000	500,000	$4.12	20%
2019	—	—	—	—	10%

At June 30, 2015, the following transmission congestion rights (TCR) have been obtained to hedge congestion risk in the Southwest Power Pool Integrated Marketplace (SPP IM) (dollars in thousands):

Year	Monthly MWH Hedged	$ Value
2015	6,998	$3,179,112

Gas Segment

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of June 30, 2015, we had 1.0 million Dths in storage on the three pipelines that serve our customers. This represents 47% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of June 30, 2015 (in thousands):

Season	Minimum % Hedged*	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	860,000		963,780	57%
Second	Up to 50%	—	—	—	—
Third	Up to 20%	—	—	—	—

*Procurement guidelines

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

Non-Designated Hedging	Balance Sheet Classification of	Amount of Gain/(Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Six Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivative	2015	2014	2015	2014	2015	2014
Commodity contracts	Regulatory (assets)/liabilities	$203	$(1)	$186	$(1)	$(434)	$137

Total - Gas Segment		$203	$(1)	$186	$(1)	$(434)	$137

Contingent Features

Certain of our derivative instruments contain provisions that are triggered if we fail to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. We had no derivative instruments with the credit-risk-related contingent features in a net liability position on June 30, 2015 and have posted no collateral with counterparties in the normal course of business. Amounts reported as margin deposit assets represent our funds held on deposit for our contracts held with our NYMEX broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at the dates shown. There were no margin deposit liabilities at these dates.

(in millions)	June 30, 2015	December 31, 2014
Margin deposit assets	$9.2	$9.1

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended June 30, 2015 and December 31, 2014, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

Our TCR positions, which are acquired on the SPP IM, are valued using the most recent monthly auction clearing prices. Our commodity contracts are valued using the market value approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of June 30, 2015 and December 31, 2014.

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2015
Derivative assets	$3,260	$81	$3,179	$—
Derivative liabilities	$(8,212)	$(8,212)	$—	$—

	December 31, 2014
Derivative assets	$3,901	$1	$3,900	$—
Derivative liabilities	$(9,712)	$(9,712)	$—	$—

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

The carrying amount of our total long-term debt exclusive of capital leases at both June 30, 2015 and at December 31, 2014 was $799 million. The fair market value at June 30, 2015 was approximately $787 million as compared to approximately $829 million at December 31, 2014. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of June 30, 2015 or that will be realizable in the future.

Note 6— Financing

On June 11, 2015, we entered into a Bond Purchase Agreement for a private placement of $60.0 million of 3.59% First Mortgage Bonds due 2030. The delayed settlement of these bonds is anticipated to occur on or about August 20, 2015. Assuming the settlement occurs on August 20, 2015, the bonds will mature on August 20, 2030 and interest will be payable semi-annually on the bonds on each February 20 and August 20, commencing February 20, 2016. Once issued, the bonds will be prepayable, at our option, at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the prepayment date. The bonds have not been and will not be registered under the Securities Act of 1933, as amended. The bonds will be issued under the Indenture of Mortgage and Deed of Trust of the Empire District Electric Company (EDE Mortgage). We expect to use the proceeds from the sale of the bonds to refinance existing short-term indebtedness and for general corporate purposes. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage.

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

The credit facility requires our total indebtedness to be less than 65.0% of our total capitalization at the end of each fiscal quarter and a failure to maintain this ratio will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of June 30, 2015, we were in compliance with this covenant as our ratio of total indebtedness was 53% of our total capitalization. This credit facility is also subject to cross-default if we default on more than $25 million in the aggregate on our other indebtedness. As of June 30, 2015, we were not in default under any of such other indebtedness.

The credit agreement does not legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under the agreement at June 30, 2015; however, $97.0 million was used to back up our outstanding commercial paper.

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

Coal, Natural Gas and Transportation Contracts

The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of June 30, 2015 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts

July 1, 2015 through December 31, 2015	$14.1	$9.5
January 1, 2016 through December 31, 2017	44.8	28.4
January 1, 2018 through December 31, 2019	33.6	21.7
January 1, 2020 and beyond	49.6	—

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

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of June 30, 2015, are detailed in the table above.

Purchased Power

We have three purchased power agreements.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term (30 year) agreement for the purchase of an additional 50 megawatts of capacity from Plum Point. Commitments under this agreement are approximately $281.8 million through August 31, 2039, the end date of the agreement. We had the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the MPSC on July 1, 2013. We did not exercise this option by the March 2015 notification deadline in the contract.

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

New Construction

We have in place a contract with a third party vendor to complete engineering, procurement, and construction activities at our Riverton plant to convert Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion includes the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. The Air Emission Source Construction Permit necessary for this project was issued by the Kansas Department of Health and Environment on July 11, 2013. This conversion is currently scheduled to be completed in early to mid-2016 at a cost estimated to range from $165 million to $175 million, excluding AFUDC. Construction costs, consisting of pre-engineering, site preparation activities and contract costs incurred project to date through June 30, 2015 were $135.5 million, excluding AFUDC. The remaining amount is included in our five-year capital expenditure plan.

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

The gross amount of assets recorded under capital leases total $5.3 million at June 30, 2015.

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

Compliance Plan

In order to comply with current and forthcoming environmental regulations, we continue to implement our compliance plan and strategy (Compliance Plan).  The Mercury Air Toxic Standards (MATS) and the Clean Air Interstate Rule (CAIR), replaced by the Cross State Air Pollution Rule (CSAPR), which we discuss further below, are the drivers behind our Compliance Plan and its implementation schedule.  The MATS requires reductions in mercury, acid gases and other emissions considered hazardous air pollutants (HAPS). They became effective in April 2012 and required full compliance by April 16, 2015. We are currently in material compliance with MATS, although the regulation has been remanded to the D.C. Circuit Court for further consideration (discussed below). The CSAPR was first proposed by the Environmental Protection Agency (EPA) in July 2010 as a replacement of CAIR and came into effect on January 1, 2015. We anticipate compliance costs associated with the MATS, CAIR and CSAPR regulations to be recoverable in our rates.

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

In September 2012, we completed the transition of our Riverton Units 7 and 8 from operation on coal and natural gas to operation solely on natural gas. Riverton Unit 7 was permanently removed from service on June 30, 2014. Riverton Unit 8 and Unit 9 (a small combustion turbine that required steam from Unit 8 for start-up) were retired June 30, 2015.

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

CSAPR:

The CSAPR requires 23 states to reduce annual SO2 and NOx emissions to help downwind areas attain NAAQS for fine particulate matter. Twenty-five states are required to reduce ozone season NOx emissions to help downwind states attain NAAQS for ozone. The CSAPR NOx annual program impacts our Missouri and Kansas units while the CSAPR NOx ozone season program impacts our units in Missouri plus our unit in Arkansas.

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

In June 2015, the U.S. Supreme Court remanded the MATS back to the D.C. Circuit Court, holding that the EPA must consider cost (including cost of compliance) before deciding whether regulation is appropriate and necessary. The court noted that it will be up to the EPA to decide within the limits of reasonable interpretation how to account for cost. MATS remains in effect until the D.C. Circuit Court acts. Accordingly, we and other entities subject to MATS must comply with its terms absent further relief granted.

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

In April 2012, the EPA proposed a Carbon Pollution Standard for new power plants to limit the amount of carbon emitted by Electric Generating Utilities (EGUs). This standard was rescinded, and a re-proposal of standards of performance for affected fossil fuel-fired EGUs was published in January 2014. The proposed rule applies only to new EGUs and sets separate standards for natural gas-fired combustion turbines and for fossil fuel-fired utility boilers. The proposal would not apply to existing units, including modifications such as those required to meet other air pollution standards which were recently completed at our Asbury facility and are currently being undertaken at the Riverton facility with the conversion of simple cycle Unit 12 to combined cycle.

On August 3, 2015, the EPA released the final rule for limiting carbon emissions from existing power plants. The “Clean Power Plan” requires a 32% carbon emission reduction from 2005 baseline levels by 2030 and requires fossil fuel-fired power plants across the nation, including those in Empire’s fleet, to meet state-specific goals to lower carbon levels. States will choose between two plan types to meet their goals: an emission standards plan which includes source-specific requirements impacting affected power plants or a state measures plan which includes a mixture of measures implemented by the state.

By September 6, 2016, each state must either submit to the EPA its initial plan with a request for an extension or a final plan. If the state receives an extension, the final plan must be submitted by September 6, 2018. States will then implement plans to achieve the progressive CO2 emissions performance rates over the period of 2022 to 2029 with the final CO2 goal accountability by 2030. Empire continues to evaluate potential paths forward on the final rule released by the EPA.

Water Discharges

We operate under the Kansas and Missouri Water Pollution Plans pursuant to the Federal Clean Water Act (CWA). Our plants are in material compliance with applicable regulations and have received all necessary discharge permits.

The Riverton Units 7 and 8 and Iatan Unit 1, which utilize once-through cooling water, were affected by regulations for Cooling Water Intake Structures issued by the EPA under the CWA Section 316(b) Phase II. In 2007, the United States Court of Appeals remanded key sections of these CWA regulations to the EPA. The EPA suspended the regulations. Following a series of court approved delays, the EPA published the final rule on August 15, 2014 with an effective date of October 14, 2014. An industry coalition has filed an appeal of the rule in the Fifth Circuit and additional court challenges are expected. We expect the regulations to have a limited impact at Riverton given the retirement of Unit 8 on June 30, 2015. A new intake structure design and cooling tower will be constructed as part of the Unit 12 conversion at Riverton. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Iatan Unit 2 and Plum Point Unit 1 are covered by the regulation, but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally affected by the final rule.

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

On April 17, 2015, the EPA published the final rule to regulate the disposal of coal combustion residuals (CCRs) as a non-hazardous solid waste under subtitle D of the Resource Conservation and Recovery Act (RCRA). We expect compliance to result in the need to construct a new landfill and the conversion of existing bottom ash handling from a wet to a dry system at a potential cost of up to $15 million at our Asbury Power Plant. This preliminary estimate was developed before the rule was finalized and will be updated to conform to the final rule. We expect resulting costs to be recoverable in our rates. Final closure of the existing ash impoundment, for which an asset retirement obligation of $5.4 million has been recorded, is anticipated after the new landfill is operational. Separately, an asset retirement obligation of $4.4 million has been recorded for our interest in the coal ash impoundment at the Iatan Generating Station.

We have received preliminary permit approval in Missouri for a new utility waste landfill adjacent to the Asbury plant. A technical review of our Detailed Site Investigation (DSI) for the specific site has been completed and was approved by the Missouri Department of Natural Resources on June 29, 2015. Receipt of the final construction permit for the CCR waste landfill is expected in August 2016.

Renewable Energy

On November 4, 2008 Missouri voters approved the Clean Energy Initiative (Proposition C) which currently requires Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of generation from our Ozark Beach Hydroelectric Project and purchased power agreements with Cloud County Windfarm, LLC and Elk River Windfarm, LLC. Proposition C also requires that 2% of the energy from renewable energy sources must be solar; however, we believed that we were exempted by statute from the solar requirement. On January 20, 2013 the Earth Island Institute, d/b/a Renew Missouri, and others challenged our solar exemption by filing a complaint with the MPSC. The MPSC dismissed the complaint and Renew Missouri filed a notice of appeal seeking review by the Missouri Supreme Court. On February 10, 2015 the Missouri Supreme Court issued an opinion holding that the legislature had the authority to adopt the statute providing the exemption but reversed the MPSC’s holding that the two laws could be harmonized.  The statute providing the exemption (which was enacted in August 2008) was impliedly repealed by the adoption of Proposition C because it conflicted with the latter law. On May 6, 2015, the MPSC approved tariffs we filed on May 5, 2015 to establish solar rebate payment procedures and revise our net metering tariffs to accommodate the payment of solar rebates. As of June 30, 2015, we had processed 70 solar rebate applications resulting in solar rebate-related costs totaling approximately $1.1 million under the new tariff. We have recorded the $1.1 million as a regulatory asset (See Note 3 — Regulatory Matters). The law provides a number of methods that may be utilized to recover the associated expenses. We expect any costs to be recoverable in rates.

Legislation was recently adopted that altered the Kansas renewable portfolio standard (RPS), ending all mandatory requirements in 2015. The mandate, which required 20% of our Kansas retail customer peak capacity requirements to be sourced from renewables by 2020, has been changed to a voluntary goal. One of the reasons for the change is that Kansas utilities have certified that they are already meeting the 20% target. We are currently in compliance as a result of purchased power agreements with Cloud County Windfarm, LLC and Elk River Windfarm, LLC.

Note 8 — Retirement and Other Employee Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended June 30,
	Pension Benefits		SERP		OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$1,883	$1,627	$43	$29	$920	$607
Interest cost	2,503	2,733	92	87	1,163	1,081
Expected return on plan assets	(3,390)	(3,322)	—	—	(1,312)	(1,197)
Amortization of prior service cost (1)	(157)	105	(11)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	2,345	1,649	140	105	681	229
Net periodic benefit cost	$3,184	$2,792	$264	$219	$1,199	$467

	Six months ended June 30,
	Pension Benefits		SERP		OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$3,765	$3,254	$85	$58	$1,840	$1,214
Interest cost	5,006	5,467	184	173	2,327	2,161
Expected return on plan assets	(6,779)	(6,644)	—	—	(2,625)	(2,393)
Amortization of prior service cost (1)	(315)	209	(21)	(4)	(506)	(506)
Amortization of net actuarial loss (1)	4,690	3,298	280	211	1,363	457
Net periodic benefit cost	$6,367	$5,584	$528	$438	$2,399	$933

	Twelve months ended June 30,
	Pension Benefits		SERP		OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$6,978	$6,981	$180	$125	$3,227	$2,684
Interest cost	10,359	10,498	399	330	4,525	4,074
Expected return on plan assets	(13,241)	(12,858)	—	—	(5,032)	(4,569)
Amortization of prior service cost (1)	(106)	475	(26)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	8,003	8,520	574	495	1,873	1,588
Net periodic benefit cost	$11,993	$13,616	$1,127	$942	$3,582	$2,766

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

In accordance with our regulatory agreements, our pension funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. During the first six months of 2015 we made contributions equal to our expected accrued cost of approximately $12.8 million. In addition to these contributions, we made an additional $8.5 million contribution on June 26, 2015. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $5.0 million during 2015, of which we have made contributions of approximately $2.5 million as of June 30, 2015. The actual minimum pension and OPEB funding requirements will be determined based on the results of the actuarial valuations.

Note 9— Equity Compensation

Our performance-based restricted stock awards and time-vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award. Grants were made in the first quarter of 2015 (the effect of which is included in the table below) but did not have a material impact on our results of operations. We had unrecognized compensation expense of $0.8 million as of June 30, 2015 which will be recognized over the remaining requisite service period.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014
Compensation Expense	$319	$518	$1,061	$1,868	$2,882	$2,734
Tax Benefit Recognized	108	187	379	690	1,048	997

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

A summary of time vested restricted stock activity under the plan for 2014 and 2015 is presented in the table below:

	2015		2014
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	shares	Date Fair Value	shares	Date Fair Value
Outstanding at January 1,	41,000	$21.89	24,900	$22.68
Granted	19,000	30.40	22,600	22.40
Vested	(1,654)	21.92	710	24.29
Distributed			(3,300)	22.98
Forfeited	(2,746)	25.91	(2,490)	—
Vested but not distributed	1,654	21.92	(710)	—
Outstanding at June 30	57,254	$24.81	41,710	$24.32

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards consisting of the right to receive a number of shares of common stock at the end of the restricted period (assuming performance criteria are met) are granted to qualified individuals. We estimate the fair value of outstanding restricted stock awards using a Monte Carlo option valuation model.

Non-vested performance-based restricted stock awards (based on target number) as of June 30, 2015 and 2014 and changes during the six months ended June 30, 2015 and 2014 were as follows:

	2015		2014
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	shares	Date Fair Value	shares	Date Fair Value
Outstanding at January 1,	63,300	$21.74	47,200	$21.39
Granted	21,800	$30.40	27,000	$22.40
Awarded	(13,653)	$30.55	—	—
Awarded in excess of target	3,653	$30.55	—	—
Not Awarded	0	$0	(10,900)	$21.84
Granted, nonvested at June 30,	75,100	$24.36	63,300	$21.74

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of June 30, 2015, there were 764,645 shares available for issuance in this plan.

	2015	2014
Subscriptions outstanding at June 30	59,529	58,627
Maximum subscription price(1)	$21.43	$21.43
Shares of stock issued	56,193	56,942
Stock issuance price	$21.01	$19.58

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2015 to May 31, 2016.

Assumptions for valuation of these shares are shown in the table below.

	2015	2014
Fair value of grants at June 30	$3.58	$3.07
Risk-free interest rate	0.26%	0.10%
Expected dividend yield	4.40%	4.30%
Expected volatility	21.00%	14.00%
Expected life in months	12	12
Grant Date	6/1/15	6/2/14

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income for all periods presented ended June 30 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended	Twelve Months Ended
	2015	2014	2015	2014	2015	2014
Electric transmission and distribution expense	$7,414	$6,878	$14,514	$13,676	$28,757	$24,560
Natural gas transmission and distribution expense	728	558	1,405	1,232	2,535	2,608
Power operation expense (other than fuel)	4,238	4,021	9,555	8,012	17,633	15,644
Customer accounts and assistance expense	2,790	2,884	5,493	5,720	11,013	11,701
Employee pension expense (1)	2,718	2,602	5,401	5,228	10,764	10,565
Employee healthcare plan (1)	2,384	2,607	4,618	4,332	9,433	9,327
General office supplies and expense	2,847	3,185	5,680	7,376	13,328	13,635
Administrative and general expense	3,440	3,438	7,997	7,664	14,718	14,546
Allowance for uncollectible accounts	1,018	1,329	1,345	2,101	2,664	3,976
Miscellaneous expense	92	107	211	225	585	553
Total	$27,669	$27,609	$56,219	$55,566	$111,430	$107,115

(1) Does not include capitalized portion of costs, but reflects the GAAP expensed cost plus or minus costs deferred to and amortized from a regulatory asset and/or a regulatory liability for Missouri, Kansas and Oklahoma jurisdictions.

Note 11— Segment Information

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the three months ended June 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$126,282	$6,279	$2,341	$(345)	$134,557
Depreciation and amortization	18,690	976	461	—	20,127
Federal and state income taxes	3,957	(332)	417	—	4,042
Operating income	14,954	428	665	—	16,047
Interest income	124	16	12	(23)	129
Interest expense	10,210	965	—	(23)	11,152
Income from AFUDC (debt and equity)	1,955	2	—	—	1,957
Net income	6,627	(534)	677	—	6,770
Capital Expenditures	$45,847	$987	$743	—	$47,577

	For the three months ended June 30, 2014
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$140,767	$6,989	$2,346	$(320)	$149,782
Depreciation and amortization	16,791	913	453	—	18,157
Federal and state income taxes	6,331	(90)	408	—	6,649
Operating income	18,185	624	693	—	19,502
Interest income	—	7	5	(9)	3
Interest expense	9,454	963	—	(9)	10,408
Income from AFUDC (debt and equity)	2,301	51	—	—	2,352
Net income	10,826	(295)	663	—	11,194
Capital Expenditures	$44,911	$1,249	$382	—	$46,542

	For the six months ended June 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$268,924	$26,096	$4,771	$(690)	$299,101
Depreciation and amortization	37,279	1,948	920	—	40,147
Federal and state income taxes	11,159	794	859	—	12,812
Operating income	36,168	3,216	1,377	—	40,761
Interest income	126	28	21	(35)	140
Interest expense	20,301	1,930	—	(35)	22,196
Income from AFUDC (debt and equity)	3,496	3	—	—	3,499
Net income	18,723	1,288	1,396	—	21,407
Capital Expenditures	$98,110	$1,670	$1,354	—	$101,134

	For the six months ended June 30, 2014
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$293,856	$31,598	$4,641	$(640)	$329,455
Depreciation and amortization	33,366	1,824	907	—	36,097
Federal and state income taxes	16,578	1,358	833	—	18,769
Operating income	43,711	3,899	1,380	—	48,990
Interest income	32	19	8	(15)	44
Interest expense	18,821	1,926	—	(15)	20,732
Income from AFUDC (debt and equity)	4,267	76	—	—	4,343
Net income	28,710	2,035	1,354	—	32,099
Capital Expenditures	$91,614	$4,422	$839	—	$96,875

	For the twelve months ended June 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$567,559	$46,341	$9,431	$(1,355)	$621,976
Depreciation and amortization	71,446	3,885	1,903	—	77,234
Federal and state income taxes	30,318	1,277	1,668	—	33,263
Operating income	82,945	6,093	2,732	—	91,770
Interest income	131	34	35	(53)	147
Interest expense	39,391	3,866	—	(53)	43,204
Income from AFUDC (debt and equity)	9,062	11	—	—	9,073
Net income	51,480	2,218	2,713	—	56,411
Capital Expenditures	$219,362	$5,051	$2,752	—	$227,165

	For the twelve months ended June 30, 2014
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$574,481	$53,369	$9,764	$(1,616)	$635,998
Depreciation and amortization	66,138	3,682	1,848	—	71,668
Federal and state income taxes	38,113	1,766	1,852	—	41,731
Operating income	96,187	6,453	3,045	—	105,685
Interest income	71	29	9	(17)	92
Interest expense	37,612	3,862	—	(17)	41,457
Income from AFUDC (debt and equity)	8,016	98	—	—	8,114
Net Income	65,592	2,655	3,010	—	71,257
Capital Expenditures	$175,445	$6,645	$2,285	—	$184,375

	As of June 30, 2015
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$2,321,786	$127,832	$35,871	$(50,744)	$2,434,745

(1) Includes goodwill of $39,492.

	As of December 31, 2014
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$2,271,539	$130,856	$34,655	$(46,794)	$2,390,256

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended June 30,:

	Three Months Ended		Six-Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014
Consolidated provision for income taxes	$4.0	$6.6	$12.8	$18.8	$33.3	$41.7
Consolidated effective federal and state income tax rates	37.4%	37.3%	37.4%	36.9%	37.1%	36.9%

The effective income tax rate for the three, six and twelve month periods ended June 30, 2015 is higher than comparable periods in 2014 primarily due to lower equity AFUDC income in 2015 compared to 2014.

We do not have any unrecognized tax benefits as of June 30, 2015. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

The Tax Increase Prevention Act (the “Act”) was signed into law on December 19, 2014. The Act restored several expired business tax provisions, including bonus depreciation for 2014. We generated approximately $22.0 million of tax net operating losses (NOLs) during 2014, mainly due to bonus depreciation. These losses may be carried back two years and are also available to offset future taxable income until 2034. Our 2015 tax liability is expected to be higher than 2014 due to the expiration of bonus depreciation. However, we expect to utilize investment tax credits and NOLs to partially offset the 2015 tax payments.

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

During the twelve months ended June 30, 2015, our gross operating revenues were derived as follows:

Electric segment sales*	91.3%
Gas segment sales	7.4
Other segment sales	1.3

*Sales from our electric segment include 0.3% from the sale of water.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended June 30 (in dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014

Basic earnings per weighted average share of common stock	$0.16	$0.26	$0.49	$0.74	$1.30	$1.66
Diluted earnings per weighted average share of common stock	$0.15	$0.26	$0.49	$0.74	$1.29	$1.65

Increased operating and maintenance expenses, depreciation and amortization expenses, property and other tax expenses, and interest charges negatively impacted results for all periods presented compared to the comparable previous periods. The regulatory lag that occurs between the time we incur costs and the time when we can start recovering the costs through rates also has a negative impact on earnings. On August 29, 2014, we filed a request for an annual increase in total electric revenue to cover the costs associated with our investment in environmental upgrades at our Asbury power plant, increases in property taxes, increases in ongoing maintenance expenses and increases in Regional Transmission Organization transmission fees. Although the Missouri Public Service Commission (MPSC) approved an annual increase in base revenues of about $17.1 million on June 24, 2015, the new rates for our Missouri electric customers did not go into effect until July 26,

2015, eleven months after the request. This results in under recovery of costs during the lag time between the incurrence of the costs and the effective date of the new rates. (See “Rate Matters” below). Lower sales from milder weather and the resulting lower gross margins also negatively impacted earnings for the six months ended and twelve months ended periods.

Increased AFUDC due to higher levels of construction activity positively impacted results during the twelve-month ended period.

The table below sets forth a reconciliation of basic and diluted earnings per share between the three months, six months and twelve months ended June 30, 2014 and June 30, 2015, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share (EPS) measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended June 30.

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

	Three Months Ended	Six Months Ended	Twelve Months Ended
Earnings Per Share – 2014	$0.26	$0.74	$1.66

Gross Margins
Electric segment	$0.01	$(0.04)	$(0.03)
Gas segment	0.00	(0.02)	(0.02)
Other segment	0.00	0.00	0.00
Total Gross Margin	0.01	(0.06)	(0.05)

Operating – electric segment	0.00	(0.01)	(0.07)
Operating –gas segment	0.00	0.00	0.01
Maintenance and repairs	(0.06)	(0.06)	(0.11)
Depreciation and amortization	(0.03)	(0.06)	(0.08)
Other taxes	(0.01)	(0.01)	(0.02)
AFUDC	0.00	(0.01)	0.01
Interest charges	(0.01)	(0.02)	(0.03)
Other income and deductions	0.00	(0.01)	(0.01)
Dilutive effect of additional shares issued	0.00	(0.01)	(0.01)
Earnings Per Share – 2015	$0.16	$0.49	$1.30

Recent Activities

Regulatory Matters

On June 24, 2015, the Missouri Public Service Commission (MPSC) granted new rates for Missouri customers for our rate case filed on August 29, 2014. Rates are effective July 26, 2015. The order approves an annual increase in base revenues of about $17.1 million or 3.90%, which includes a net reduction in base fuel and purchased power of $1.60 per MWh, and other items consistent with the non-unanimous stipulation and agreement filed April 8, 2015.

On July 24, 2015, we filed a motion to withdraw our Missouri Energy Efficiency Investment Act filing (MEEIA). We will continue our current portfolio of Energy Efficiency programs, with recovery through base rates. We will review the need for a future MEEIA filing in conjunction with our 2016 Integrated Resource Plan (IRP).

On July 31, 2015, we filed a Notice of Intended Case Filing with the MPSC of our intentions to file an electric rate case in Missouri on or after October 1, 2015.

On July 31, 2015, we filed a notice updating our most recent IRP, with the MPSC. In the notice we indicated that Riverton Units 8 and 9 were retired on June 30, 2015. The notice also provides additional information on our MEEIA application withdrawal.

On May 6, 2015, the MPSC approved tariffs we filed on May 5, 2015 to establish solar rebate payment procedures and revise our net metering tariffs to accommodate the payment of solar rebates (See Note 3 — Regulatory Matters). The law provides a number of methods that may be utilized to recover the associated expenses. We expect any costs to be recoverable in rates.

Our other rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2014, remain unchanged except for an Asbury Environmental Cost Recovery (AECR) tariff rider effective June 1, 2015 and an Ad Valorem Tax Surcharge (AVTS) effective on and after February 23, 2015 in Kansas, and an Environmental Cost Recovery Rider (Environmental Rider) effective February 23, 2015 in Arkansas.

See “Rate Matters” below for more information.

Financing Activities

On June 11, 2015, we entered into a Bond Purchase Agreement for a private placement of $60.0 million of 3.59% First Mortgage Bonds due 2030. The delayed settlement of these bonds is anticipated to occur on or about August 20, 2015. Assuming the settlement occurs on August 20, 2015, the bonds will mature on August 20, 2030 and interest will be payable semi-annually on the bonds on each February 20 and August 20, commencing February 20, 2016. See Note 6 of “Notes to Consolidated Financial Statements (Unaudited)”

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three month, six month and twelve month periods ended June 30, 2015, compared to the same periods ended June 30, 2014.

The following table represents our results of operations by operating segment for the applicable periods ended June 30 (in millions):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014

Electric	$6.6	$10.8	$18.7	$28.7	$51.5	$65.6
Gas	(0.5)	(0.3)	1.3	2.0	2.2	2.7
Other	0.7	0.7	1.4	1.4	2.7	3.0
Net income	$6.8	$11.2	$21.4	$32.1	$56.4	$71.3

Electric Segment

Electric operating revenues comprised approximately 93.8% of our total operating revenues during the second quarter of 2015.

Sales, Revenues and Gross Margin

KWh Sales

The amounts and percentage changes from the prior periods in kilowatt-hour (kWh) sales by major customer class for on-system (native load) sales for the applicable periods ended June 30, were as follows (in millions):

	kWh Sales
	3 Months	3Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2015	2014	Change(1)	2015	2014	Change(1)	2015	2014	Change(1)
Residential	346.7	369.8	(6.2)%	936.6	1,011.3	(7.4)%	1,875.7	1,989.6	(5.7)%
Commercial	394.0	381.9	3.2	771.2	770.5	0.1	1,584.6	1,575.5	0.6
Industrial	271.7	261.7	3.8	517.4	498.8	3.7	1,050.2	1,009.3	4.1
Wholesale on-system	80.5	80.6	(0.1)	162.1	164.7	(1.6)	333.8	339.4	(1.7)
Other(2)	30.2	30.0	0.5	64.6	65.2	(1.0)	127.3	130.1	(2.1)
Total on-system sales	1,123.1	1,124.0	(0.1)	2,451.9	2,510.5	(2.3)	4,971.6	5,043.9	(1.4)

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2)Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers decreased slightly (0.1%) during the quarter ended June 30, 2015, as compared to the same period in 2014. KWh sales for our residential customers, which are more weather sensitive, decreased 6.2%. Contributing to the decreased sales for our residential customers were volumetric changes related to weather variability as we transition from heating to cooling season, customer usage and other related factors. Commercial sales increased 3.2%, primarily due to increased usage resulting from customer growth.

KWh sales for our on-system customers decreased 2.3% during the six months ended June 30, 2015, as compared to the same period in 2014, due to decreased demand from residential customers resulting from milder weather, primarily in the first quarter of 2015 as compared to the same period in 2014. Residential kWh sales decreased 7.4%. Commercial kWh sales increased 0.1%.

KWh sales for our on-system customers decreased 1.4% during the twelve months ended June 30, 2015, as compared to the same period in 2014, primarily due to decreased demand from our residential customers resulting from milder weather primarily in the first quarter of 2015 and the fourth quarter of 2014 as compared to the prior year periods. Residential kWh sales decreased 5.7% primarily due to the milder weather during the twelve months ended June 30, 2015. Commercial kWh sales increased 0.6%.

Industrial sales increased 3.8%, 3.7% and 4.1% during the three month, six month and twelve month periods ended June 30, 2015, respectively, mainly due to increased usage resulting from customer growth.

Revenues and Gross Margin

As shown in the Electric Segment Operating Revenues and Gross Margin table below, electric segment gross margin, defined as electric revenues less fuel and purchased power costs, increased approximately $0.7 million during the three months ended June 30, 2015. Electric segment gross margin decreased $3.1 million and $2.2 million during the six month and twelve month periods ended June 30, 2015, respectively, as compared to the prior year periods mainly due to decreased demand due to milder temperatures during those periods.

The amounts and percentage changes from the prior period’s electric segment operating revenues by major customer class for on-system and off-system sales, and the associated fuel and purchased power expense (including a reconciliation of our actual fuel and purchased power expenditures to the fuel and purchased power expense shown on our statements of income) for the applicable periods ended June 30, were as follows (dollars in millions):

	Electric Segment Operating Revenues and Gross Margin
	3 Months	3 Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2015	2014	Change(1)	2015	2014	Change(1)	2015	2014	Change(1)
Residential	$45.2	$47.0	(4.0)%	$113.2	$119.2	(5.1)%	$230.4	$237.7	(3.1)%
Commercial	43.2	42.1	2.5	82.5	82.2	0.4	172.6	168.8	2.2
Industrial	22.4	21.4	4.7	41.4	39.4	5.1	86.7	81.7	6.2
Wholesale on-system	4.7	5.7	(17.8)	8.2	10.9	(24.3)	19.7	21.3	(7.4)
Other(2)	3.7	3.7	1.7	7.6	7.5	0.2	15.3	15.3	(0.1)
Total on-system revenues	$119.2	$119.9	(0.7)	$252.9	$259.2	(2.5)	$524.7	$524.8	(0.0)
Off-system wholesale(3)	—	0.1	>(100.0)	—	3.1	>(100.0)	0.1	10.6	(99.2)
SPP IM net revenues(3)	3.4	16.5	(79.5)	8.1	22.8	(64.5)	27.2	22.8	19.4
Total revenues from kWh sales	122.6	136.5	(10.2)	261.0	285.1	(8.5)	552.0	558.2	(1.1)
Miscellaneous revenues(4)	3.2	3.8	(14.0)	6.9	7.7	(9.9)	13.5	14.2	(4.6)
Total electric operating revenues	$125.8	$140.3	(10.3)	$267.9	$292.8	(8.5)	$565.5	$572.4	(1.2)
Water revenues	0.5	0.5	(0.3)	1.0	1.0	(1.6)	2.1	2.1	(3.6)
Total electric segment operating revenues	$126.3	$140.8	(10.3)	$268.9	$293.8	(8.5)	$567.6	$574.5	(1.2)
Actual fuel and purchased power expenditures	31.7	$36.2	(12.1)	69.7	$91.0	(23.5)	143.8	$181.6	(20.8)
SPP IM net purchases(3)	5.3	19.6	(73.3)	11.6	26.0	(55.5)	41.5	26.0	59.6
Net fuel recovery and deferral	3.0	(0.5)	>100.0	8.2	(5.3)	>100.0	9.7	(6.1)	>100.0
SWPA amortization(5)	(0.6)	(0.6)	0.6	(1.3)	(1.4)	8.2	(2.5)	(2.8)	9.0
Unrealized (gain)/loss on derivatives	(0.2)	(0.3)	26.8	0.0	(0.4)	>100.0	0.8	(0.7)	>100.0
Total fuel and purchased power expense per income statement	$39.2	$54.4	(28.0)	$88.1	$109.9	(19.8)	$193.3	$198.0	(2.4)
Total Gross Margin	$87.1	$86.4	0.8	$180.8	$183.9	(1.7)	$374.3	$376.5	(0.6)

(1)  Slight differences from actual results, including percentage changes, may occur which may not agree to the rounded amounts shown above due to rounding to millions.

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

(5) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010, of which $11.8 million of the Missouri portion remains to be amortized as of June 30, 2015.

Revenues for our on-system customers decreased $0.8 million during the second quarter of 2015 as compared to the second quarter of 2014. Rate changes, primarily lower wholesale customer rates, decreased revenues an estimated $1.2 million. The impact of weather and other volumetric related factors decreased revenues an estimated $0.5 million. Improved customer counts increased revenues an estimated $0.6 million. An increase in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from electric customers during the second quarter of 2015 compared to the prior year quarter increased revenues by $0.3 million.

Revenues for our on-system customers decreased $6.4 million for the six months ended June 30, 2015 as compared to the same period in 2014. Weather and other volumetric related factors decreased revenues an estimated $6.8 million during the six months ended June 30, 2015. Also decreasing revenues was a $1.4 million January 2015 refund to FERC wholesale customers, reflecting lower fuel costs from the SPP integrated market. Rate changes, primarily lower wholesale customer rates, decreased revenues an estimated $0.7 million. An increase in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from electric customers during the six months ended June 30, 2015 compared to the same period in 2014 increased revenues by $1.3 million. Improved customer counts increased revenues an estimated $1.2 million.

Revenues for our on-system customers decreased $0.1 million for the twelve months ended June 30, 2015 as compared to the same period in 2014. Weather and other volumetric related factors decreased revenues an estimated $8.7 million during the twelve months ended June 30, 2015. Also decreasing revenues was a $1.4 million January 2015 refund to FERC wholesale customers, reflecting lower fuel costs from the SPP integrated market. Improved customer counts increased revenues an estimated $2.0 million. Rate changes contributed an estimated $1.5 million to revenues. A $6.5 million increase in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from electric customers during the twelve months ended June 30, 2015 compared to the same period in 2014 positively impacted revenues.

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

Operating Expenses — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended June 30, 2015 as compared to the same periods in 2014 (in millions):

	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
	2015 vs. 2014	2015 vs. 2014	2015 vs. 2014
Regulated operating expense:
Transmission expense(1)	$0.4	$0.8	$3.6
Distribution expense	0.2	0.1	0.6
Power operation expense	0.2	1.6	1.7
Customer accounts and assistance expense	0.1	0.1	—
Employee pension expense	—	—	0.1
Employee health care expense	(0.2)	0.3	0.1
General office supplies and expense	(0.4)	(1.6)	(0.3)
Administrative and general expense	—	0.3	0.1
Allowance for uncollectible accounts	(0.3)	(0.7)	(1.0)
Other miscellaneous accounts (netted)	(0.1)	(0.1)	0.0
TOTAL	$(0.1)	$0.8	$4.9

(1) Mainly due to increased SPP transmission charges.

The table below shows maintenance and repairs expense increases/(decreases) for the applicable periods ended June 30, 2015 as compared to the same periods in 2014 (in millions):

	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
	2015 vs. 2014	2015 vs. 2014	2015 vs. 2014
Transmission and distribution maintenance expense	$(0.1)	$(0.3)	$0.9
Maintenance and repairs expense at:
Energy Center	(0.1)	0.1	1.4
Asbury plant	0.1	0.3	1.2
SLCC(1)	3.1	3.1	2.6
State Line plant	0.1	0.1	(0.2)
Iatan plant	0.6	0.6	0.9
Plum Point plant	0.2	(0.7)	(0.9)
Riverton plant(2)	0.6	1.3	2.0
Water plant	(0.2)	(0.2)	(0.3)
Other miscellaneous accounts (netted)	(0.1)	(0.1)	(0.1)
TOTAL	$4.2	$4.2	$7.5

(1) Mainly due to a planned maintenance outage.

(2) Mainly due to a new maintenance contract for the Riverton facility.

Depreciation and amortization expense increased approximately $1.9 million (11.3%), $3.9 million (11.7%) and $5.3 million (8.0%) during the three month, six month and twelve month periods ended June 30, 2015, respectively, primarily due to increased plant in service, reflecting completion of the Asbury AQCS project and other additions to plant in service.

Other taxes increased approximately $0.4 million, $0.9 million and $1.0 million during the three month, six month and twelve month periods ended June 30, 2015, respectively, due to increased property tax (reflecting our additions to plant in service).

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended June 30:

	Total Gas Delivered to Customers
	Three Months Ended			Six Months Ended			Twelve Months Ended
(bcf sales)	2015	2014	% change	2015	2014	% change	2015	2014	% change
Residential	0.21	0.26	(19.5)%	1.48	1.80	(17.6)%	2.44	2.87	(15.1)%
Commercial(1)	0.12	0.13	(10.4)	0.66	0.80	(17.8)	1.14	1.36	(16.8)
Industrial	0.00	0.01	(50.7)	0.02	0.04	(46.5)	0.04	0.07	(40.5)
Other(2)	0.00	0.00	(39.4)	0.02	0.03	(21.3)	0.03	0.04	(16.4)
Total retail sales	0.33	0.40	(17.2)	2.18	2.67	(18.2)	3.65	4.34	(16.0)
Transportation sales(1)	0.98	1.05	(7.1)	2.44	2.61	(6.7)	4.74	4.75	(0.1)
Total gas operating sales	1.31	1.45	(9.9)	4.62	5.28	(12.5)	8.39	9.09	(7.7)

(1)Several commercial customers transferred to transportation customers during 2014, reflecting the decrease in commercial sales.

(2) Other includes other public authorities and interdepartmental usage.

The following table details our natural gas revenues for the periods ended June 30:

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Six Months Ended			Twelve Months Ended
($ in millions)	2015	2014	% change	2015	2014	% change	2015	2014	% change
Residential	$3.8	$4.2	(10.4)%	$16.8	$20.3	(17.2)%	$29.4	$33.8	(12.9)%
Commercial(1)	1.5	1.7	(11.7)	6.7	8.3	(19.7)	12.0	14.3	(16.3)
Industrial	0.0	0.1	(45.4)	0.2	0.4	(47.2)	0.4	0.6	(40.3)
Other(2)	0.0	0.0	(26.0)	0.2	0.3	(22.0)	0.3	0.4	(16.9)
Total retail revenues	$5.3	$6.0	(11.3)	$23.9	$29.3	(18.3)	$42.1	$49.1	(14.3)
Other revenues	0.1	0.2	(7.1)	0.2	0.2	(6.6)	0.4	0.4	(4.6)
Transportation revenues(1)	0.8	0.8	(2.3)	2.0	2.1	(5.7)	3.9	3.9	0.2
Total gas operating revenues	$6.2	$7.0	(10.2)	$26.1	$31.6	(17.4)	$46.4	$53.4	(13.2)
Cost of gas sold	2.0	2.7	(23.8)	13.5	17.7	(24.0)	22.8	28.5	(20.1)
Gas segment gross margins	$4.2	$4.3	(1.7)	$12.6	$13.9	(9.0)	$23.6	$24.9	(5.3)

(1)Several commercial customers transferred to transportation customers during 2014, reflecting the decrease in commercial revenues.

(2) Other includes other public authorities and interdepartmental usage.

Gas retail sales and revenues decreased during all periods presented during 2015 as compared to the comparable periods in 2014 reflecting decreased demand due to milder temperatures during the 2015 periods. Heating degree days were 25.1% less in the second quarter of 2015 as compared to the second quarter of 2014 and 22.4% less than the 30-year average. Total heating degree days for the 2014-2015 gas heating season (which runs from November to March) were 10.2% less than the 2013-2014 gas heating season but 3.3% more than the 30-year average gas heating season. As a result, our gas gross margin (defined as gas operating revenues less cost of gas in rates) decreased slightly during the three months ended June 30, 2015 and decreased $1.2 million and $1.3 million, during the six month and twelve month periods ended June 30, 2015, respectively.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of June 30, 2015, we had over recovered purchased gas costs of $0.4 million recorded as a current regulatory liability and $1.0 million recorded as a non-current regulatory liability.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended June 30, 2015 as compared to the same periods in 2014 (in millions):

	Three Months Ended	Six Months Ended	Twelve Months Ended
	2015 vs. 2014	2015 vs. 2014	2015 vs. 2014
Customer accounts expense	$(0.1)	$(0.4)	$(1.0)
Distribution operation expense	0.1	0.2	—
Other miscellaneous accounts (netted)	0.2	0.1	0.1
TOTAL	$0.2	$(0.1)	$(0.9)

Consolidated Company

Income Taxes

The following table shows our consolidated provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended June 30:

	Three Months Ended		Six-Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014
Consolidated provision for income taxes	$4.0	$6.6	$12.8	$18.8	$33.3	$41.7
Consolidated effective federal and state income tax rates	37.4%	37.3%	37.4%	36.9%	37.1%	36.9%

See Note 12 of “Notes to Consolidated Financial Statements (Unaudited)” for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended June 30. AFUDC increased during the twelve months ended June 30, 2015 as compared to the same period in 2014, reflecting the environmental retrofit project at our Asbury plant and the Riverton 12 combined cycle project. AFUDC decreased during the three months ended and six months ended June 30, 2015 periods as compared to the same periods in 2014 reflecting the completion of the environmental retrofit project at our Asbury plant in December 2014.

	Three Months Ended		Six Months Ended		Twelve Months Ended
($ in millions)	2015	2014	2015	2014	2015	2014
Allowance for equity funds used during construction	$1.2	$1.5	$2.2	$2.8	$5.9	$5.2
Allowance for borrowed funds used during construction	0.7	0.8	1.3	1.6	3.2	2.9
Total AFUDC	$1.9	$2.3	$3.5	$4.4	$9.1	$8.1

Total interest charges on long-term and short-term debt for the periods ended June 30 are shown below. The change in long-term debt interest for 2015 compared to 2014 reflects the issuance on December 1, 2014, of $60.0 million of 4.27% First Mortgage Bonds due December 1, 2044. The proceeds from the sale of the bonds were used to refinance existing short-term indebtedness and for general corporate purposes.

	Interest Charges
	3 Months	3 Months		6 Months	6 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
($ in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Long-term debt interest	10.8	10.1	6.4%	21.5	20.2	6.4%	41.9	40.4	3.7%
Short-term debt interest	0.1	0.0	>100.0	0.2	0.0	>100.0	0.3	0.0	>100.0
Other interest	0.3	0.3	5.5	0.5	0.5	4.3	1.0	1.0	(0.3)
Total interest charges	11.2	10.4	7.2	22.2	20.7	7.1	43.2	41.4	4.2

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

The following table sets forth information regarding electric and water rate increases since January 1, 2012:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri — Electric	August 29, 2014	$17,125,000	3.90%	July 26, 2015
Kansas - Electric	December 5, 2014	$782,479	4.71%	June 1, 2015
Arkansas - Electric	February 23, 2015	$457,000	3.35%	February 23, 2015
Kansas - Electric	January 22, 2015	$273,455	1.08%	February 23, 2015
Arkansas - Electric	December 3, 2013	$1,366,809	11.34%	September 26, 2014
Missouri — Electric	July 6, 2012	$27,500,000	6.78%	April 1, 2013
Missouri — Water	May 21, 2012	$450,000	25.5%	November 23, 2012
Kansas — Electric	June 17, 2011	$1,250,000	5.20%	January 1, 2012
Oklahoma — Electric	June 30, 2011	$240,722	1.66%	January 4, 2012

On August 29, 2014, we filed a request with the MPSC for changes in rates for our Missouri electric customers. We requested an annual increase in total revenue of approximately $24.3 million, or approximately 5.5%. The main cost drivers in the rate increase request were the costs associated with our investment in Air Quality Control Facilities at our Asbury power plant (See Note 7 — Environmental Matters) that were incurred to comply with the Environmental Protection Agency’s (EPA) rules governing the continued operation of the plant, increases in property taxes, increases in ongoing maintenance expenses and increases in Regional Transmission Organization transmission fees. On June 24, 2015, the MPSC granted new rates for Missouri customers, effective on July 26, 2015. The order approves an annual increase in base revenues of about $17.1 million or 3.90%, which includes a net reduction in base fuel and purchased power of $1.60 per MWh, consistent with the non-unanimous stipulation and agreement filed April 8, 2015. The order establishes a tracking mechanism for expenses related to the Riverton 12 long-term maintenance contract; continues tracking of pension and other post-employment benefit expenses; and discontinues tracking of vegetation management expenses and Iatan 2, Iatan Common and Plum Point operating and maintenance costs. In addition, the order provides for the tracking and recovery of certain future changes in total transmission expense through the Fuel Adjustment Charge, which we estimate at approximately 34% of such changes.

On July 24, 2015, we filed a motion to withdraw our Missouri Energy Efficiency Investment Act filing (MEEIA). We will continue our current portfolio of Energy Efficiency programs, with recovery through base rates. We will review the need for a future MEEIA filing in conjunction with our 2016 Integrated Resource Plan (IRP).

On July 31, 2015, we filed a Notice of Intended Case Filing with the MPSC of our intentions to file an electric rate case in Missouri on or after October 1, 2015.

On July 31, 2015, we filed a notice updating our most recent IRP, with the MPSC. In the notice we indicated that Riverton Units 8 and 9 were retired on June 30, 2015. The notice also provides additional information on our MEEIA application withdrawal.

On May 5, 2015, we filed a proposed solar rebate tariff with the MPSC and requested expedited treatment. On May 6, 2015, the MPSC ordered our request for expedited treatment of our tariff filing be granted and approved the tariff, effective May 16, 2015 (See Note 3 — Regulatory Matters). The law provides a number of methods that may be utilized to recover the associated expenses. We expect any costs to be recoverable in rates.

On December 5, 2014, we filed an Application with the KCC requesting approval of our proposed Asbury Environmental Cost Recovery (AECR) tariff rider. The request sought approval for recovery of our jurisdictional portion of annual carrying costs (rate of return, income taxes, and depreciation) of approximately $0.86 million, associated with investment in the Asbury AQCS. A Commission Order was received April 15, 2015 approving the rider in the amount of $0.78 million effective June 1, 2015.

On January 22, 2015, we filed an Application with the KCC requesting approval of our Ad Valorem Tax Surcharge (AVTS). The request sought approval for an annual increase of $0.27 million related to increases in Ad Valorem taxes which exceed amounts currently included in base rates.  On February 19, 2015, the KCC approved the request. The new rate was effective on and after February 23, 2015.

On February 23, 2015, we filed a notice with the APSC to implement a tariff rider pursuant to the provision of Act 310 of 1981. The rider recovers reasonably incurred costs and expenditures as a direct result of legislative or regulatory requirements relating to the protection of the public health, safety, or the environment. Our implemented tariff rider recovers our Arkansas jurisdictional share of investment associated with the Asbury AQCS. The new tariff is effective upon notice (February 23, 2015) subject to refund.

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

As a result, we have participated with the SPP members and other impacted utilities in two separate FERC settlement proceedings to address these important issues in an effort to reduce the costs to our customers. The FERC has set settlement evidentiary hearings for these issues. In our opinion, it is likely that the SPP members, SPP, MISO and MISO members will reach a beneficial settlement regarding MISO’s unreserved and uncompensated use of the SPP members’ systems, including ours. However, with regard to the regional through and out transmission delivery rate (RTOR) dispute regarding Plum Point, we anticipate the dispute will go to hearing at FERC. On May 20, 2015, we, along with KCPL-GMO, AECI, and Southern Company filed a separate and formal 206 complaint at FERC that the ROTR rate was unjust and unreasonable.  The granting of the complaint by FERC and procedural schedule for the proceeding is pending.

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

Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2015	2014	Change
Cash provided by/(used in):
Operating activities	$74.1	$69.0	$5.0
Investing activities	(107.2)	(100.4)	(6.8)
Financing activities	33.0	30.9	2.2
Net change in cash and cash equivalents	$(0.1)	$(0.5)	$0.4

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

Six Months Ended June 30, 2015 Compared to 2014.  During the six months ended June 30, 2015, our net cash flows provided from operating activities increased $5.0 million or 7.3% from 2014. This change resulted primarily from the following:

•                  Increased plant depreciation, mostly related to increased electric assets - $4.0 million.

•                  Changes in regulatory amortizations - $ 2.1 million.

•                  Net changes in fuel deferrals — $6.5 million.

•                  Tax timing differences, mostly related to expected utilization of 2014 tax net operating losses during 2015 - $5.8 million.

•                  Working capital changes for accounts receivable, accounts payable and other current assets and liabilities - $14.0 million.

•                  Increase in losses related to hedging positions - $3.8 million.

•                  Decrease in net income - $(10.7) million.

•                  Additional pension funding over last year - $(19.9) million.

•                  Lower stock compensation expense - $(1.0) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities increased $6.8 million during the six months ended June 30, 2015 as compared to the same period in 2014.

Our capital expenditures incurred totaled approximately $101.1 million during the six months ended June 30, 2015 compared to $96.9 million for the six months ended June 30, 2014.

A breakdown of the capital expenditures for the six months ended June 30, 2015 and 2014 is as follows (in millions):

	Capital Expenditures
	2015	2014
Distribution and transmission system additions	$33.5	$32.4
New Generation — Riverton 12 combined cycle	49.8	29.6
Additions and replacements — electric plant	8.4	23.0
Gas segment additions and replacements	1.5	4.4
Storms	0.0	1.9
Transportation	1.7	0.4
Other (including retirements and salvage -net) (1)	4.9	4.4
Subtotal	99.8	96.1
Non-regulated capital expenditures (primarily fiber optics)	1.3	0.8
Subtotal capital expenditures incurred (2)	101.1	96.9
Adjusted for capital expenditures payable (3)	6.1	(1.3)
Total cash outlay	$107.2	$95.6

(1) Other includes equity AFUDC of $(2.2) million and $(2.8) million for 2015 and 2014, respectively.

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

Approximately 14.8% of our cash requirements for capital expenditures during the second quarter of 2015 were satisfied from internally generated funds (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

We estimate that internally generated funds will provide 100.0% of the funds required for the remainder of our budgeted 2015 capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. In addition, we have entered into an agreement to issue $60 million of 3.59% First Mortgage Bonds due 2030 in a private placement with a delayed settlement anticipated to occur on or about August 20, 2015. We expect to use the proceeds from the sale of the bonds to refinance existing short-term indebtedness and for general corporate purposes. If additional financing is needed, we intend to utilize a combination of debt and equity securities.

Financing Activities

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Our net cash flows provided by financing activities was $33.0 million in the six months ended June 30, 2015, an increase of $2.2 million as compared to the six months ended June 30, 2014, primarily due to the following:

•                  Net short-term borrowings of $53.0 million in the six months ended June 30, 2015 as compared to $48.5 million during six months ended June 30, 2014.

•                  Proceeds from issuance of common stock of $2.9 million during the six months ended June 30, 2015 as compared to $4.5 million during the six months ended June 30, 2014.

•                  Dividends paid of $22.7 million during the six months ended June 30, 2015 as compared to $22.0 million during the six months ended June 30, 2014.

Shelf Registration

We have a $200.0 million shelf registration statement with the SEC, effective December 13, 2013, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. As of June 30, 2015, $200.0 million remains available for issuance under this shelf registration statement. However, as a result of our regulatory approvals, $150.0 million of the original $200.0 million was available for first mortgage bonds with $90.0 million remaining available after the issuance of $60 million in first mortgage bonds on December 1, 2014. After giving effect to the settlement of the aforementioned $60 million first mortgage bond issuance on or about August 20, 2015, $30.0 million will remain available. Any proceeds from offerings made pursuant to this shelf would be used to fund capital expenditures, refinance existing debt or general corporate needs during the effective period through December 2016.

Credit Agreements

On October 20, 2014, we entered into a new $200 million 5-year Credit Agreement replacing the former $150 million Third Amended and Restated Unsecured Credit Agreement dated January 17, 2012. This new agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20 million swingline loan sublimit, a $20 million sublimit for letters of credit issuance and, subject to bank approval, a $75 million accordion feature and two one-year extensions of the credit facility’s maturity date. There were no outstanding borrowings under this agreement at June 30, 2015. However $97.0 million was used as of June 30, 2015 to back up our outstanding commercial paper. See Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

EDE Mortgage Indenture

Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) are subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) is limited by terms of the mortgage to $1.0 billion. Based on the $1.0 billion limit, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $357.0 million of new first mortgage bonds (which will reduce to $297.0 million after the issuance of $60 million of First Mortgage Bonds on or about August 20, 2015). The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. Our earnings for the twelve months ended June 30, 2015 would permit us to issue approximately $487.6 million of new first mortgage bonds based on this test with an assumed interest rate of 5.5%. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. At June 30, 2015, we had retired bonds and net property additions which would enable the issuance of at least $991.1 million principal amount of bonds if the annual interest requirements are met. As of June 30, 2015, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Gas Company (EDG Mortgage) is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of June 30, 2015, this test would allow us to issue approximately $20.6 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%.

Credit Ratings

Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Fitch	Moody’s	Standard & Poor’s
Corporate Credit Rating	n/r*	Baa1	BBB
EDE First Mortgage Bonds	BBB+	A2	A-
Senior Notes	BBB	Baa1	BBB
Commercial Paper	F3	P-2	A-2
Outlook	Stable	Stable	Stable

*Not rated

On March 6, 2015, March 19, 2015 and June 12, 2015, Moody’s, Standard & Poor’s and Fitch, respectively, reaffirmed our credit ratings.

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not materially changed at June 30, 2015, compared to December 31, 2014. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On July 30, 2015, the Board of Directors declared a quarterly dividend of $0.26 per share on common stock payable on September 15, 2015 to holders of record as of September 1, 2015.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended June 30, 2015.

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

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of June 30, 2015, 58%, or

3.2 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2015 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at June 30, 2015, our natural gas expenditures would increase by approximately $1.0 million based on our June 30, 2015 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of June 30, 2015, we have 1.0 million Dths in storage on the three pipelines that serve our customers. This represents 47% of our storage capacity. We have an additional 0.9 million Dths hedged through financial derivatives and physical contracts.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at June 30, 2015 and December 31, 2014 (in millions).

	June 30, 2015	December 31, 2014

Margin deposit assets	$9.2	$9.1

There were no margin deposit liabilities at these dates.

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at June 30, 2015, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value (in millions).

Net unrealized mark-to-market losses for physical forward natural gas contracts	$3.3
Net unrealized mark-to-market losses for financial natural gas contracts	9.9
Net credit exposure	$13.2

The $9.9 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $10.0 million that our counterparties are exposed to Empire for unrealized losses, and $0.1 million Empire is exposed to one counterparty. We are holding no collateral from any counterparty since we are below the $10.0 million mark-to-market collateral threshold in our agreements. As noted above, as of June 30, 2015, we have $9.2 million on deposit for NYMEX contract exposure to Empire, of which $7.9 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their June 30, 2015 levels, our collateral requirement would increase

$3.6 million. If these prices increased 25%, our collateral requirement would decrease $4.9 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

For the twelve months ended June 30, 2015, our ratio of earnings to fixed charges was 2.69x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(4) Bond Purchase Agreement, dated as of June 11, 2015, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 11, 2015 and filed June 12, 2015, File No. 1-3368).

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 7, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, six and twelve month periods ended June 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

August 7, 2015