Form 10-Q
period 2015-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2015-11-06
CIK 32689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015 or

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

As of October 30, 2015, 43,787,249 shares of common stock were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30
	2015	2014
	(000’s except per share amounts)
Operating revenues:
Electric	$162,412	$164,500
Gas	5,084	4,989
Other	2,218	2,023
	169,714	171,512
Operating revenue deductions:
Fuel and purchased power	45,795	56,574
Cost of natural gas sold and transported	1,301	1,208
Regulated operating expenses	28,437	27,773
Other operating expenses	879	746
Maintenance and repairs	11,454	12,004
Depreciation and amortization	20,090	18,550
Provision for income taxes	15,850	13,819
Other taxes	10,125	9,129
	133,931	139,803

Operating income	35,783	31,709
Other income and (deductions):
Allowance for equity funds used during construction	1,257	1,799
Interest income	2	4
Benefit for other income taxes	586	105
Other — non-operating expense, net	(1,751)	(313)
	94	1,595
Interest charges:
Long-term debt	11,001	10,105
Short-term debt	80	46
Allowance for borrowed funds used during construction	(743)	(972)
Other	254	233
	10,592	9,412

Net income	$25,285	$23,892

Weighted average number of common shares outstanding - basic	43,728	43,367

Weighted average number of common shares outstanding - diluted	43,819	43,413

Total earnings per weighted average share of common stock — basic and diluted	$0.58	$0.55

Dividends declared per share of common stock	$0.26	$0.255

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	(000’s except per share amounts)
Operating revenues:
Electric	$431,335	$458,355
Gas	31,181	36,587
Other	6,299	6,025
	468,815	500,967
Operating revenue deductions:
Fuel and purchased power	133,926	166,518
Cost of natural gas sold and transported	14,765	18,931
Regulated operating expenses	84,656	83,339
Other operating expenses	2,474	2,243
Maintenance and repairs	37,303	33,654
Depreciation and amortization	60,237	54,648
Provision for income taxes	28,789	32,687
Other taxes	30,121	28,249
	392,271	420,269

Operating income	76,544	80,698
Other income and (deductions):
Allowance for equity funds used during construction	3,469	4,573
Interest income	142	48
Benefit for other income taxes	713	203
Other — non-operating expense, net	(2,675)	(958)
	1,649	3,866
Interest charges:
Long-term debt	32,504	30,316
Short-term debt	247	63
Allowance for borrowed funds used during construction	(2,030)	(2,542)
Other	780	736
	31,501	28,573

Net income	$46,692	$55,991

Weighted average number of common shares outstanding - basic	43,629	43,239

Weighted average number of common shares outstanding - diluted	43,721	43,272

Total earnings per weighted average share of common stock — basic and diluted	$1.07	$1.29

Dividends declared per share of common stock	$0.78	$0.765

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	September 30,
	2015	2014
	(000’s except per share amounts)
Operating revenues:
Electric	$565,471	$588,611
Gas	46,437	53,406
Other	8,271	8,008
	620,179	650,025
Operating revenue deductions:
Fuel and purchased power	182,494	209,745
Cost of natural gas sold and transported	22,860	28,496
Regulated operating expenses	112,094	108,788
Other operating expenses	3,217	2,915
Maintenance and repairs	50,424	44,763
Depreciation and amortization	78,774	72,483
Provision for income taxes	35,500	41,460
Other taxes	38,971	36,878
	524,334	545,528

Operating income	95,845	104,497
Other income and (deductions):
Allowance for equity funds used during construction	5,317	5,905
Interest income	145	92
Benefit for other income taxes	687	164
Other — non-operating expense, net	(3,019)	(1,263)
	3,130	4,898
Interest charges:
Long-term debt	42,824	40,427
Short-term debt	298	64
Allowance for borrowed funds used during construction	(2,984)	(3,246)
Other	1,033	996
	41,171	38,241
Net income	$57,804	$71,154
Weighted average number of common shares outstanding — basic	43,583	43,173
Weighted average number of common shares outstanding — diluted	43,677	43,202

Total earnings per weighted average share of common stock — basic	$1.33	$1.65
Total earnings per weighted average share of common stock — diluted	$1.32	$1.65
Dividends declared per share of common stock	$1.04	$1.02

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,452,856	$2,420,824
Gas	82,363	79,364
Other	41,757	41,394
Construction work in progress	184,640	112,097
	2,761,616	2,653,679
Accumulated depreciation and amortization	753,309	743,407
	2,008,307	1,910,272

Current assets:
Cash and cash equivalents	1,860	2,105
Restricted cash	4,726	4,726
Accounts receivable — trade, net of allowance $873 and $1,021, respectively	51,239	45,444
Accrued unbilled revenues	16,336	25,945
Accounts receivable — other	25,681	41,256
Fuel, materials and supplies	60,295	57,799
Prepaid expenses and other	31,220	27,879
Unrealized gain in fair value of derivative contracts	2,135	3,901
Regulatory assets	7,306	10,752
	200,798	219,807

Noncurrent assets and deferred charges:
Regulatory assets	202,139	209,717
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,829	8,821
Other	3,278	2,147
	253,738	260,177
Total Assets	$2,462,843	$2,390,256

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2015	December 31, 2014
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 43,760,441 and 43,479,186 shares issued and outstanding, respectively	$43,760	$43,479
Capital in excess of par value	655,777	649,543
Retained earnings	102,926	90,276
Total common stockholders’ equity	802,463	783,298

Long-term debt (net of current portion):
Obligations under capital lease	3,646	3,875
First mortgage bonds and secured debt	757,643	697,615
Unsecured debt	101,710	101,699
Total long-term debt	862,999	803,189
Total long-term debt and common stockholders’ equity	1,665,462	1,586,487

Current liabilities:
Accounts payable and accrued liabilities	54,337	83,420
Current maturities of long-term debt	304	292
Short-term debt	16,250	44,000
Regulatory liabilities	6,356	7,898
Customer deposits	14,271	13,747
Interest accrued	15,159	6,565
Unrealized loss in fair value of derivative contracts	4,371	6,469
Taxes accrued	19,719	3,380
Other current liabilities	513	356
	131,280	166,127

Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	136,165	128,471
Deferred income taxes	409,134	377,452
Unamortized investment tax credits	18,260	18,367
Pension and other postretirement benefit obligations	74,739	93,863
Unrealized loss in fair value of derivative contracts	3,061	3,243
Other	24,742	16,246
	666,101	637,642
Total Capitalization and Liabilities	$2,462,843	$2,390,256

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	($-000’s)
Operating activities:
Net income	$46,692	$55,991
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	67,099	61,326
Pension and other postretirement benefit costs, net of contributions	(12,038)	(1,354)
Deferred income taxes and unamortized investment tax credit, net	28,237	12,744
Allowance for equity funds used during construction	(3,469)	(4,573)
Stock compensation expense	1,507	2,608
Other	(45)	130
Non-cash (gain)/loss on derivatives	4,892	425
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	14,496	4,334
Fuel, materials and supplies	(2,495)	(5,690)
Prepaid expenses, other current assets and deferred charges	(5,813)	(4,833)
Accounts payable and accrued liabilities	(24,621)	(20,237)
Asset retirement obligations	(27)	(1,232)
Interest, taxes accrued and customer deposits	25,457	24,571
Other liabilities and other deferred credits	5,818	(1,834)

Net cash provided by operating activities	145,690	122,376

Investing activities:
Capital expenditures — regulated	(145,886)	(149,778)
Capital expenditures and other investments — non-regulated	(1,828)	(1,140)
Restricted cash	—	(4,854)

Net cash used in investing activities	(147,714)	(155,772)

Financing activities:
Proceeds from first mortgage bonds, net	60,000	—
Long-term debt issuance costs	(519)	—
Proceeds from issuance of common stock, net of issuance costs	4,307	6,465
Net short-term debt borrowings/(repayments)	(27,750)	59,000
Dividends	(34,042)	(33,085)
Other	(217)	(205)

Net cash provided by financing activities	1,779	32,175

Net increase (decrease) in cash and cash equivalents	(245)	(1,221)

Cash and cash equivalents at beginning of period	2,105	3,475

Cash and cash equivalents at end of period	$1,860	$2,254

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

Presentation of debt issuance costs:  In April 2015, the FASB issued revised guidance addressing the presentation requirements for debt issuance costs. Under the revised guidance, all costs incurred to issue debt are to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of September 30, 2015, we expect that the implementation of this standard would reduce both assets and liabilities by approximately $8.8 million. The application of this standard is not expected to have a material impact on our results of operations or liquidity.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information regarding recently issued and proposed accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	September 30, 2015	December 31, 2014
Regulatory Assets:
Current:
Under recovered fuel costs	$159	$2,618
Current portion of long-term regulatory assets	7,147	8,134
Regulatory assets, current	7,306	10,752
Long-term:
Pension and other postretirement benefits(1)	102,844	111,121
Income taxes	48,253	47,177
Deferred construction accounting costs(2)	15,114	15,521
Unamortized loss on reacquired debt	9,900	10,405
Unsettled derivative losses — electric segment	6,564	9,037
System reliability — vegetation management	3,863	5,337
Storm costs(3)	3,672	4,183
Asset retirement obligation	6,800	5,145
Customer programs(4)	5,820	5,253
Missouri solar initiative(5)	1,719	—
Under recovered fuel costs	1,744	951
Current portion of long-term regulatory assets	(7,147)	(8,134)
Other	2,993	3,721
Regulatory assets, long-term	202,139	209,717
Total Regulatory Assets	$209,445	$220,469

	September 30, 2015	December 31, 2014
Regulatory Liabilities:
Current:
Over recovered fuel costs	$2,934	$4,227
Current portion of long-term regulatory liabilities	3,422	3,671
Regulatory liabilities, current	6,356	7,898
Long-term:
Costs of removal	94,503	90,527
SWPA payment for Ozark Beach lost generation	14,793	16,744
Income taxes	11,291	11,451
Deferred construction accounting costs — fuel(6)	7,730	7,849
Unamortized gain on interest rate derivative	3,074	3,201
Pension and other postretirement benefits	1,364	2,369
Over recovered fuel costs	5,512	1
Current portion of long-term regulatory liabilities	(3,422)	(3,671)
System reliability — vegetation management	1,320	—
Regulatory liabilities, long-term	136,165	128,471
Total Regulatory Liabilities	$142,521	$136,369

(1)  Primarily consists of unfunded pension and other postretirement benefits (OPEB) liability. See Note 8.

(2)  Reflects deferrals resulting from 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

(3)  Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado including an accrued carrying charge and deferred depreciation totaling $3.0 million at September 30, 2015.

(4)  Primarily consists of Missouri energy efficiency programs.

(5) Resulting from the Missouri Clean Energy Initiative and consists of approximately 109 solar rebate applications processed and internal costs as of September 30, 2015, resulting in solar rebate-related costs totaling approximately $1.6 million.

(6)  Resulting from regulatory plan requiring deferral of the fuel and purchased power impacts of Iatan 2.

Note 4— Risk Management and Derivative Financial Instruments

We engage in hedging activities in an effort to minimize our risk from the volatility of natural gas prices and power cost risk associated with exposure to congestion costs. We enter into both physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to a range of predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and gain cost predictability.

We began acquiring Transmission Congestion Rights (TCR) in 2013 in an attempt to mitigate the cost of power we purchase from the Southwest Power Pool (SPP) Integrated Marketplace (IM) due to congestion exposure. TCRs entitle the holder to a stream of revenues (or charges) based on the day-ahead congestion on the transmission path. TCRs can be purchased or self-converted using rights allocated based on prior investments made in the transmission system. If risk is not timely and adequately balanced or if counterparties fail to perform contractual obligations, actual results could differ materially from intended results.

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

As of September 30, 2015 and December 31, 2014, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		September 30,	December 31,
ASSET DERIVATIVES		2015	2014
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$5	$—
	Non-current other assets	17	—

Natural gas contracts, electric segment	Current assets	—	1
Transmission congestion rights, electric segment	Current assets	2,130	3,900
Total derivatives assets		$2,152	$3,901

		September 30,	December 31,
LIABILITY DERIVATIVES		2015	2014
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$219	$476
	Non-current liabilities and deferred credits	22

Natural gas contracts, electric segment	Current liabilities	4,152	5,993
	Non-current liabilities and deferred credits	3,039	3,243
Total derivatives liabilities		$7,432	$9,712

Electric Segment

At September 30, 2015, approximately $4.2 million of unrealized net losses are applicable to natural gas financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended September 30, (in thousands):

Non-Designated Hedging	Balance Sheet
Instruments - Due to	Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2015	2014	2015	2014	2015	2014
Commodity contracts	Regulatory (assets)/liabilities	$(1,690)	$(2,695)	$(3,909)	$(537)	$(10,152)	$903

Transmission congestion rights	Regulatory (assets)/liabilities	125	(267)	4,750	11,385	6,322	13,352
Total Electric Segment		$(1,565)	$(2,962)	$841	$10,848	$(3,830)	$14,255

	Statement of
Non-Designated Hedging	Income
Instruments - Due to	Classification of	Amount of Gain / (Loss) Recognized in Income on Derivative
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2015	2014	2015	2014	2015	2014
Commodity contracts	Fuel and purchased power expense	$(4,104)	$(1,849)	$(6,381)	$(934)	$(7,105)	$(1,187)

Transmission congestion rights	Fuel and purchased power expense	1,133	3,677	6,446	8,899	8,653	8,980
Total Electric Segment		$(2,971)	$1,828	$65	$7,965	$1,548	$7,793

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

As of September 30, 2015, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2015 and for the next four years are shown below at the following average prices per Dekatherm (Dth). We utilize the following procurement guidelines for our electric segment, allowing the flexibility to hedge up to 100% of the current year’s and 80% of any future year’s expected requirements while being cognizant of volume risk. The 80% guideline is an annual target and volumes up to 100% can be hedged in any given month. For years beyond year four, additional factors of long term uncertainty (including with respect to required volumes and counterparty credit) are also considered.

		Dth Hedged		Procurement
Year	% Hedged	Physical	Financial	Average Price	Guidelines
Remainder 2015	47%	—	600,000	$4.486	Up to 100%
2016	54%	2,676,000	2,580,000	$3.795	60%
2017	20%	782,900	1,300,000	$4.133	40%
2018	10%	565,000	500,000	$4.121	20%
2019	0%	—	—	$—	10%

At September 30, 2015, the following transmission congestion rights (TCR) have been obtained to hedge congestion risk in the SPP IM (dollars in thousands):

Year	Monthly MWH Hedged	Estimated Fair Value
2015	2,608	$2,130

Gas Segment

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of September 30, 2015, we had 1.6 million Dths in storage on the three pipelines that serve our customers. This represents 79% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons by the beginning of the Actual Cost Adjustment (ACA) year at September 1 and illustrates our hedged position as of September 30, 2015 (Dth in thousands).

Season	Minimum % Hedged*	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	780,000	—	1,617,261	74%
Second	Up to 50%	100,000	—	—	3%
Third	Up to 20%	140,000	—	—	4%

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

	Balance Sheet
Non-Designated Hedging	Classification of	Amount of Gain/(Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivative	2015	2014	2015	2014	2015	2014
Commodity contracts	Regulatory (assets)/liabilities	$(236)	$(23)	$(50)	$86	$(647)	$141

Total - Gas Segment		$(236)	$(23)	$(50)	$86	$(647)	$141

Contingent Features

Certain of our derivative instruments contain provisions that are triggered if we fail to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. We had no derivative instruments with the credit-risk-related contingent features in a net liability position on September 30, 2015 and have posted no collateral with counterparties in the normal course of business. Amounts reported as margin deposit assets represent our funds held on deposit for our contracts held with our NYMEX broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at the dates shown. There were no margin deposit liabilities at these dates.

(in millions)	September 30, 2015	December 31, 2014
Margin deposit assets	$7.6	$9.1

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended September 30, 2015 and December 31, 2014, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

Our TCR positions, which are acquired on the SPP IM, are valued using the most recent monthly auction clearing prices. Our commodity contracts are valued using the market value approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of September 30, 2015 and December 31, 2014.

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	September 30, 2015
Derivative assets	$2,152	$22	$2,130	$—
Derivative liabilities	$(7,432)	$(7,432)	$—	$—

	December 31, 2014
Derivative assets	$3,901	$1	$3,900	$—
Derivative liabilities	$(9,712)	$(9,712)	$—	$—

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

The carrying amount of our total long-term debt exclusive of capital leases at September 30, 2015 was $859 million and at December 31, 2014 was $799 million. The fair market value at September 30, 2015 was approximately $827 million as compared to approximately $829 million at December 31, 2014. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of September 30, 2015 or that will be realizable in the future.

Note 6— Financing

On June 11, 2015, we entered into a Bond Purchase Agreement for a private placement of $60.0 million of 3.59% First Mortgage Bonds due 2030. A delayed settlement occurred on August 20, 2015. Interest is payable semi-annually on the bonds on each February 20 and August 20, commencing February 20, 2016. The bonds are prepayable at our option at any time prior to maturity, at par plus a make whole premium, together with accrued and unpaid interest, if any, to the prepayment date. The proceeds from the sale of the bonds were used to refinance existing short-term indebtedness and for general corporate purposes. The bonds have not been and will not be registered under the Securities Act of 1933, as amended. The bonds were issued under the Indenture of Mortgage and Deed of Trust of the Empire District Electric Company (EDE Mortgage). The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1 billion. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage.

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

The credit facility requires our total indebtedness to be less than 65.0% of our total capitalization at the end of each fiscal quarter and a failure to maintain this ratio will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2015, we were in compliance with this covenant as our ratio of total indebtedness was 52% of our total capitalization. This credit facility is also subject to cross-default if we default on more than $25 million in the aggregate on our other indebtedness. As of September 30, 2015, we were not in default under any of such other indebtedness.

The credit agreement does not legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under the agreement at September 30, 2015; however, $16.3 million was used to back up our outstanding commercial paper.

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

Coal, Natural Gas and Transportation Contracts

The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of September 30, 2015 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts

October 1, 2015 through December 31, 2015	$6.1	$4.9
January 1, 2016 through December 31, 2017	45.9	29.8
January 1, 2018 through December 31, 2019	33.6	21.4
January 1, 2020 and beyond	49.6	—

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

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of September 30, 2015, are detailed in the table above.

Purchased Power

We have three purchased power agreements.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term (30 year) agreement for the purchase of an additional 50 megawatts of capacity from Plum Point. Commitments under this agreement are approximately $280.1 million through August 31, 2039, the end date of the agreement. We had the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the MPSC on July 1, 2013. We did not exercise this option by the March 2015 notification deadline in the contract.

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

New Construction

We have in place a contract with a third party vendor to complete engineering, procurement, and construction activities at our Riverton plant to convert Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion includes the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. The Air Emission Source Construction Permit necessary for this project was issued by Kansas Department of Health and Environment on July 11, 2013. This conversion is currently scheduled to be completed in early to mid-2016 at a cost estimated to range from $165 million to $175 million, excluding allowance for funds used during construction (AFUDC). Construction costs, consisting of pre-engineering, site preparation activities and contract costs incurred project to date through September 30, 2015 were $150 million, excluding AFUDC. The remaining amount is included in our five-year capital expenditure plan.

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

The gross amount of assets recorded under capital leases total $5.3 million at September 30, 2015.

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

Ozone, also called ground level smog, is formed by the mixing of NOx and Volatile Organic Compounds (VOCs) in the presence of sunlight. Based on the current standard, our service territory is designated as attainment, meaning that it is in compliance with the standard. A lower ozone NAAQS was finalized by the EPA on October 1, 2015. This revised Ozone NAAQS could affect our region and we will continue to evaluate the impact it would have on our generating plants.

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

On September 30, 2015, the EPA finalized a revision of the Clean Water Act (CWA) Steam Electric Effluent Limitation Guidelines (ELGs) for coal-fired power plants. The new rule sets technology-based ELGs based on the nature of the pollutants being discharged and the facilities involved. As published, beginning in November 2018, the EPA and states would incorporate the new standards into all wastewater discharge permits, including permits for coal ash impoundments. We do not have sufficient information at this time to estimate additional costs at each facility that will result from the new standards to be in effect no later than December 2023. Both our coal ash impoundment and closed landfill are compliant with existing state and federal regulations.

Effective October 19, 2015, the EPA established a final rule to regulate the disposal of coal combustion residuals (CCRs) as a non-hazardous solid waste under subtitle D of the Resource Conservation and Recovery Act (RCRA). We expect compliance with both the CCR and ELG rule to result in the need to construct a new landfill and the conversion of existing bottom ash handling from a wet to a dry system at a potential cost of up to $15 million at our Asbury Power Plant. We expect resulting costs to be recoverable in our rates. Final closure of the existing ash impoundment, for which an asset retirement obligation of $5.4 million has been recorded, is anticipated after the new landfill is operational. Separately, an asset retirement obligation of $4.4 million has been recorded for our interest in the coal ash impoundment at the Iatan Generating Station.

We have received preliminary permit approval in Missouri for a new utility waste landfill adjacent to the Asbury plant. A technical review of our Detailed Site Investigation (DSI) for the specific site has been completed and was approved by the Missouri Department of Natural Resources on June 29, 2015. Receipt of the final construction permit for the CCR waste landfill is expected in October 2016.

Renewable Energy

On November 4, 2008 Missouri voters approved the Clean Energy Initiative (Proposition C) which currently requires Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of generation from our Ozark Beach Hydroelectric Project and purchased power agreements with Cloud County Windfarm, LLC and Elk River Windfarm, LLC. Proposition C also requires that 2% of the energy from renewable energy sources must be solar; however, we believed that we were exempted by statute from the solar requirement. On January 20, 2013 the Earth Island Institute, d/b/a Renew Missouri, and others challenged our solar exemption by filing a complaint with the MPSC. The MPSC dismissed the complaint and Renew Missouri filed a notice of appeal seeking review by the Missouri Supreme Court. On February 10, 2015 the Missouri Supreme Court issued an opinion holding that the legislature had the authority to adopt the statute providing the exemption but reversed the MPSC’s holding that the two laws could be harmonized.  The statute providing the exemption (which was enacted in August 2008) was impliedly repealed by the adoption of Proposition C because it conflicted with the latter law. On May 6, 2015, the MPSC approved tariffs we filed on May 5, 2015 to establish solar rebate payment procedures and revise our net metering tariffs to accommodate the payment of solar rebates. As of September 30, 2015, we had processed 109 solar rebate applications resulting in solar rebate-related costs totaling approximately $1.6 million under the new tariff. We have recorded the $1.6 million as a regulatory asset (See Note 3 — Regulatory Matters). The law provides a number of methods that may be utilized to recover the associated expenses. We expect any costs to be recoverable in rates.

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

Note 8 — Retirement and Other Employee Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$1,816	$1,596	$33	$57	$945	$737
Interest cost	2,702	2,648	102	117	1,175	1,109
Expected return on plan assets	(3,396)	(3,185)	—	—	(1,272)	(1,207)
Amortization of prior service cost (1)	(157)	105	(10)	(2)	(253)	(253)
Amortization of net actuarial loss (1)	2,835	1,660	168	168	699	268
Net periodic benefit cost	$3,800	$2,824	$293	$340	$1,294	$654

	Nine months ended September 30,
	Pension Benefits		SERP		OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$5,581	$4,850	$119	$115	$2,785	$1,950
Interest cost	7,708	8,114	286	290	3,502	3,270
Expected return on plan assets	(10,175)	(9,829)	—	—	(3,897)	(3,600)
Amortization of prior service cost (1)	(472)	314	(32)	(6)	(758)	(758)
Amortization of net actuarial loss (1)	7,525	4,958	448	378	2,061	725
Net periodic benefit cost	$10,167	$8,407	$821	$777	$3,693	$1,587

	Twelve months ended September 30,
	Pension Benefits		SERP		OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$7,198	$6,713	$157	$148	$3,435	$2,686
Interest cost	10,413	10,631	383	370	4,592	4,226
Expected return on plan assets	(13,452)	(12,936)	—	—	(5,097)	(4,689)
Amortization of prior service cost (1)	(368)	447	(34)	(8)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	9,178	7,569	574	520	2,303	1,291
Net periodic benefit cost	$12,969	$12,424	$1,080	$1,030	$4,222	$2,503

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

In accordance with our regulatory agreements, our pension funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We made contributions of $21.4 million during the nine months ended September 30, 2015. No additional contributions are expected for the year. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $5.0 million during 2015, of which we have made contributions of approximately $3.7 million as of September 30, 2015. The actual minimum pension and OPEB funding requirements will be determined based on the results of the actuarial valuations.

Note 9 — Equity Compensation

Our performance-based restricted stock awards and time-vested restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow employees to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award. Grants were made in the first quarter of 2015 (the effect of which is included in the table below) but did not have a material impact on our results of operations. We had unrecognized compensation expense of $0.5 million as of September 30, 2015 which will be recognized over the remaining requisite service period.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014
Compensation Expense	$598	$504	$1,659	$2,372	$2,976	$2,875

Tax Benefit Recognized	213	180	592	870	1,081	1,050

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

A summary of time-vested restricted stock activity under the plan for 2014 and 2015 is presented in the table below:

	2015		2014
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	shares	Date Fair Value	shares	Date Fair Value
Outstanding at January 1,	41,000	$21.89	24,900	$22.68
Granted	19,000	30.40	22,600	22.40
Distributed	(1,654)	21.92	(4,010)	22.98
Forfeited shares	(2,746)	25.91	(2,490)	—
Outstanding at September 30	55,600	$24.60	41,000	$24.15

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards consisting of the right to receive a number of shares of common stock at the end of the restricted period (assuming performance criteria are met) are granted to qualified individuals. We estimate the fair value of outstanding restricted stock awards using a Monte Carlo option valuation model.

Non-vested performance-based restricted stock awards (based on target number) as of September 30, 2015 and 2014 and changes during the nine months ended September 30, 2015 and 2014 were as follows:

	2015		2014
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	shares	Date Fair Value	shares	Date Fair Value
Outstanding at January 1,	63,300	$21.74	47,200	$21.39
Target shares granted	21,800	$30.40	27,000	$22.40
Shares issued in excess of target	3,653	$30.55	—	—
Shares awarded	(13,653)	$30.55	—	—
Forfeited shares	(6,079)	$24.10	—	—
Target shares not awarded	0	$0	(10,900)	$21.84
Granted, nonvested at September 30,	69,021	$24.36	63,300	$21.74

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2015, there were 764,645 shares available for issuance in this plan.

	2015	2014
Subscriptions outstanding at September 30	59,463	57,915
Maximum subscription price(1)	$21.43	$21.43
Shares of stock issued	56,193	56,942
Stock issuance price	$21.01	$19.58

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2015 to May 31, 2016.

Assumptions for valuation of these shares are shown in the table below.

	2015	2014
Fair value of grants at September 30	$3.58	$3.07
Risk-free interest rate	0.26%	0.10%
Expected dividend yield	4.40%	4.30%
Expected volatility	21.00%	14.00%
Expected life in months	12	12
Grant Date	6/1/15	6/2/14

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income for all periods presented ended September 30 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2015	2014	2015	2014	2015	2014
Electric transmission and distribution expense	$7,325	$7,463	$21,839	$21,139	$28,619	$26,492
Natural gas transmission and distribution expense	592	569	1,997	1,801	2,558	2,496
Power operation expense (other than fuel)	4,258	4,183	13,813	12,195	17,708	15,885
Customer accounts and assistance expense	2,649	2,772	8,142	8,492	10,889	11,350
Employee pension expense (1)	2,769	2,735	8,170	7,963	10,797	10,638
Employee healthcare expense (1)	3,022	2,486	7,640	6,817	9,970	9,150
General office supplies and expense	3,352	3,088	9,032	10,465	13,591	13,725
Administrative and general expense	3,650	3,307	11,647	10,970	15,061	14,479
Allowance for uncollectible accounts	705	915	2,050	3,017	2,453	3,917
Miscellaneous expense	115	255	326	480	448	656
Total	$28,437	$27,773	$84,656	$83,339	$112,094	$108,788

(1) Does not include capitalized portion of costs, but reflects the GAAP expensed cost plus or minus costs deferred to and amortized from a regulatory asset and/or a regulatory liability for Missouri, Kansas and Oklahoma jurisdictions.

Note 11— Segment Information

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the three months ended September 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$162,412	$5,084	$2,563	$(345)	$169,714
Depreciation and amortization	18,651	984	455	—	20,090
Federal and state income taxes	15,137	(340)	467	—	15,264
Operating income	34,622	413	748	—	35,783
Interest income	1	6	12	(17)	2
Interest expense	10,384	968	—	(17)	11,335
Income from AFUDC (debt and equity)	1,997	3	—	—	2,000
Net income	25,086	(560)	759	—	25,285

Capital Expenditures	$39,867	$2,009	$470		$42,346

	For the three months ended September 30, 2014
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$164,500	$4,989	$2,343	$(320)	$171,512
Depreciation and amortization	17,127	966	457	—	18,550
Federal and state income taxes	13,560	(293)	447	—	13,714
Operating income	30,380	647	682	—	31,709
Interest income	2	4	6	(8)	4
Interest expense	9,424	968	—	(8)	10,384
Income from AFUDC (debt and equity)	2,769	2	—	—	2,771
Net income	23,561	(322)	653	—	23,892

Capital Expenditures	$60,151	$1,628	$430		$62,209

	For the nine months ended September 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$431,335	$31,181	$7,334	$(1,035)	$468,815
Depreciation and amortization	55,930	2,932	1,375	—	60,237
Federal and state income taxes	26,296	454	1,326	—	28,076
Operating income	70,791	3,629	2,124	—	76,544
Interest income	128	34	33	(53)	142
Interest expense	30,686	2,898	—	(53)	33,531
Income from AFUDC (debt and equity)	5,493	6	—	—	5,499
Net income	43,809	728	2,155	—	46,692

Capital Expenditures	$137,977	$3,679	$1,824		$143,480

	For the nine months ended September 30, 2014
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$458,355	$36,587	$6,985	$(960)	$500,967
Depreciation and amortization	50,493	2,790	1,365	—	54,648
Federal and state income taxes	30,138	1,065	1,281	—	32,484
Operating income	74,091	4,545	2,062	—	80,698
Interest income	34	23	14	(23)	48
Interest expense	28,245	2,893	—	(23)	31,115
Income from AFUDC (debt and equity)	7,036	79	—	—	7,115
Net income	52,271	1,712	2,008	—	55,991

Capital Expenditures	$151,764	$6,084	$1,269		$159,117

	For the twelve months ended September 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$565,471	$46,437	$9,650	$(1,379)	$620,179
Depreciation and amortization	72,971	3,902	1,901	—	78,774
Federal and state income taxes	31,894	1,230	1,689	—	34,813
Operating income	87,188	5,859	2,798	—	95,845
Interest income	131	36	40	(62)	145
Interest expense	40,352	3,865	—	(62)	44,155
Income from AFUDC (debt and equity)	8,290	11	—	—	8,301
Net income	53,005	1,981	2,818	—	57,804

Capital Expenditures	$199,189	$5,431	$2,656		$207,276

	For the twelve months ended September 30, 2014
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$588,611	$53,406	$9,288	$(1,280)	$650,025
Depreciation and amortization	66,937	3,720	1,826	—	72,483
Federal and state income taxes	37,735	1,842	1,719	—	41,296
Operating income	94,978	6,735	2,784	—	104,497
Interest income	72	29	16	(25)	92
Interest expense	37,655	3,857	—	(25)	41,487
Income from AFUDC (debt and equity)	9,062	89	—	—	9,151
Net Income	65,501	2,932	2,721	—	71, 154

Capital Expenditures	$191,690	$7,679	$2,381		$201,750

	As of September 30, 2015
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$2,348,920	$124,499	$36,130	$(46,706)	$2,462,843

(1) Includes goodwill of $39,492.

	As of December 31, 2014
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$2,271,539	$130,856	$34,655	$(46,794)	$2,390,256

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014
Consolidated provision for income taxes	$15.3	$13.7	$28.1	$32.5	$34.8	$41.3
Consolidated effective federal and state income tax rates	37.6%	36.5%	37.6%	36.7%	37.6%	36.7%

The effective income tax rate for the three, nine and twelve month periods ended September 30, 2015 is higher than comparable periods in 2014 primarily due to lower equity AFUDC income in 2015 compared to 2014.

We do not have any unrecognized tax benefits as of September 30, 2015. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

The Tax Increase Prevention Act (the “Act”) was signed into law on December 19, 2014. The Act restored several expired business tax provisions, including bonus depreciation for 2014. Due to the reinstatement of bonus depreciation, we generated approximately $74.1 million of tax net operating losses (NOLs) during 2014, resulting in approximately $26.0 million in deferred tax assets. These losses may be carried back two years and are also available to offset future taxable income until 2034. Our 2015 tax liability is expected to be higher than 2014, assuming that congressional action does not extend bonus depreciation. However, we expect to utilize investment tax credits and NOLs to partially offset the 2015 tax payments.

In 2010, we received $17.7 million of investment tax credits based on our investment in Iatan 2. We utilized $0.7 million and $9.0 million of these credits on our 2012 and 2013 tax returns, respectively. Due to the passage of the Act, we were unable to use these credits on our 2014 tax return. We expect to use between $5.0 million and $7.0 million of the remaining credits on our 2015 tax return. The tax credits will have no significant income statement impact because the credits reduce the overall cost of service to our customers by lowering their rates over the life of the plant.

On September 13, 2013, the IRS and the Treasury Department released final regulations under Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property. These regulations apply to tax years beginning on or after January 1, 2014, and we utilized the book capitalization method as allowable under the final regulations on our 2014 tax return. Our utilization of the book capitalization method did not have a significant impact on the effective tax rate.

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

During the twelve months ended September 30, 2015, our gross operating revenues were derived as follows:

Electric segment sales*	91.2%
Gas segment sales	7.5
Other segment sales	1.3

        *Sales from our electric segment include 0.3% from the sale of water.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended September 30 (in dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014

Basic earnings per weighted average share of common stock	$0.58	$0.55	$1.07	$1.29	$1.33	$1.65
Diluted earnings per weighted average share of common stock	$0.58	$0.55	$1.07	$1.29	$1.32	$1.65

Increases in electric customer rates resulting from the July 26, 2015 Missouri retail on-system rate increase positively impacted electric results for all periods presented in 2015.  Favorable weather during the third quarter of 2015 also positively impacted results for the three months ended September 30, 2015 as compared to the same period in 2014. Increased operating expenses, depreciation and amortization expenses, property and other tax expenses, and interest charges negatively impacted results for all periods presented compared to the comparable previous periods. Increased maintenance expenses and lower sales from milder weather, primarily during the first quarter of 2015, negatively impacted earnings for the nine months ended and twelve months ended periods.

The table below sets forth a reconciliation of basic and diluted earnings per share (EPS) between the three months, nine months and twelve months ended September 30, 2014 and September 30, 2015, which is a non-GAAP presentation. The economic substance behind our non-GAAP EPS measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended September 30.

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

	Three Months Ended	Nine Months Ended	Twelve Months Ended
Earnings Per Share — 2014	$0.55	$1.29	$1.65

Gross margins
Electric segment	$0.13	$0.09	$0.06
Gas segment	0.00	(0.02)	(0.02)
Other segment	0.00	0.00	0.00
Total Gross Margin	0.13	0.07	0.04

Operating — electric segment	(0.01)	(0.02)	(0.06)
Operating —gas segment	0.00	0.00	0.01
Maintenance and repairs	0.01	(0.05)	(0.08)
Depreciation and amortization	(0.02)	(0.08)	(0.09)
Other taxes	(0.02)	(0.03)	(0.03)
AFUDC	(0.01)	(0.02)	(0.01)
Change in effective income tax rates	(0.02)	(0.01)	(0.02)
Interest charges	(0.01)	(0.04)	(0.04)
Other income and deductions	(0.02)	(0.03)	(0.03)
Dilutive effect of additional shares issued	0.00	(0.01)	(0.01)
Earnings Per Share — 2015	$0.58	$1.07	$1.33

Recent Activities

Regulatory Matters

On October 16, 2015, we filed a request with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in total revenue of approximately $33.4 million, or approximately 7.3%. The most significant factor driving the rate request is the cost associated with the conversion of the Riverton Unit 12 natural gas combustion turbine to combined cycle operation. (See Note 7 — New Construction of “Notes to Consolidated Financial Statements (Unaudited)”).

On June 8, 2015, the governor of the state of Oklahoma approved an administrative ruling that provides customer rate reciprocity to electric companies who serve less than 10% of total customers within the state of Oklahoma. As a result, future increases in Missouri customer rates approved by the MPSC will be effective for our Oklahoma customers, subject to Oklahoma Corporation Commission (OCC) approval. On October 26, 2015, we filed a request with the OCC to adopt the Missouri customer electric rates requested in our October 16, 2015 Missouri rate filing discussed above for our Oklahoma customers once approval is granted by the MPSC.

On June 24, 2015, the MPSC granted new rates for Missouri customers for our rate case filed on August 29, 2014. Rates were effective July 26, 2015. The order approved an annual increase in base revenues of about $17.1 million or 3.90%, which included a net reduction in base fuel and purchased power of $1.60 per MWh, and other items consistent with the non-unanimous stipulation and agreement filed April 8, 2015.

On July 24, 2015, we filed a motion to withdraw our Missouri Energy Efficiency Investment Act filing (MEEIA). We will continue our current portfolio of Energy Efficiency programs, with recovery through base rates. We will review the need for a future MEEIA filing in conjunction with our 2016 Integrated Resource Plan (IRP).

On July 31, 2015, we filed a notice updating our most recent IRP, with the MPSC. In the notice we indicated that Riverton Units 8 and 9 were retired on June 30, 2015. The notice also provides additional information on our MEEIA application withdrawal mentioned above.

On May 6, 2015, the MPSC approved tariffs we filed on May 5, 2015 to establish solar rebate payment procedures and revise our net metering tariffs to accommodate the payment of solar rebates (See Note 3 — Regulatory Matters of “Notes to Consolidated Financial Statements (Unaudited)”). The law provides a number of methods that may be utilized to recover the associated expenses. We expect these costs to be recoverable in rates.

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

Financing Activities

On June 11, 2015, we entered into a Bond Purchase Agreement for a private placement of $60.0 million of 3.59% First Mortgage Bonds due 2030. A delayed settlement occurred on August 20, 2015. Interest is payable semi-annually on the bonds on each February 20 and August 20, commencing February 20, 2016. See Note 6 of “Notes to Consolidated Financial Statements (Unaudited)”.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three, nine, and twelve-month periods ended September 30, 2015, compared to the same periods ended September 30, 2014.

The following table represents our results of operations by operating segment for the applicable periods ended September 30 (in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014

Electric	$25.1	$23.6	$43.8	$52.3	$53.0	$65.5
Gas	(0.6)	(0.3)	0.7	1.7	2.0	3.0
Other	0.8	0.6	2.2	2.0	2.8	2.7
Net income	$25.3	$23.9	$46.7	$56.0	$57.8	$71.2

Electric Segment

Electric operating revenues comprised approximately 95.7% of our total operating revenues during the third quarter of 2015.

Sales, Revenues and Gross Margin

KWh Sales

The amounts and percentage changes from the prior periods in kilowatt-hour (kWh) sales by major customer class for on-system (native load) sales for the applicable periods ended September 30, were as follows (in millions):

	kWh Sales
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2015	2014	Change(1)	2015	2014	Change(1)	2015	2014	Change(1)
Residential	514.5	495.1	3.9%	1,451.1	1,506.5	(3.7)%	1,895.0	1,989.5	(4.7)%
Commercial	436.9	426.8	2.4	1,208.1	1,197.3	0.9	1,594.7	1,588.2	0.4
Industrial	286.9	276.0	3.9	804.3	774.7	3.8	1,061.1	1,015.2	4.5
Wholesale on-system	93.2	92.1	1.2	255.3	256.7	(0.6)	334.9	337.5	(0.8)
Other(2)	34.6	32.1	7.8	99.2	97.3	1.9	129.9	128.7	0.9
Total on-system sales	1,366.1	1,322.1	3.3	3,818.0	3,832.5	(0.4)	5,015.6	5,059.1	(0.9)

(1)Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2)Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers increased 3.3% primarily due to increased demand resulting from warmer weather in the third quarter of 2015 as compared to the third quarter of 2014. Total cooling degree days (the cumulative number of degrees that the daily average temperature for each day during that period was above 65° F) for the third quarter of 2015 were 10.1% more than the same period last year and 5.3% more than the 30-year average. KWh sales for our residential and commercial customers increased mainly due to the warmer weather.

KWh sales for our on-system customers decreased slightly (0.4%) during the nine months ended September 30, 2015, as compared to the same period in 2014, mainly due to decreased demand from residential customers resulting from milder weather, primarily in the first quarter of 2015, as compared to the same period in 2014. Residential kWh sales decreased 3.7%. Commercial kWh sales increased 0.9%.

KWh sales for our on-system customers decreased 0.9% during the twelve months ended September 30, 2015, as compared to the same period in 2014, primarily due to decreased demand from our residential customers resulting from milder weather primarily in the first quarter of 2015 and the fourth quarter of 2014 as compared to the prior year periods. Residential kWh sales decreased 4.7% primarily due to the milder weather during the twelve months ended September 30, 2015. Commercial kWh sales increased 0.4%.

Industrial sales increased 3.9%, 3.8% and 4.5% during the three month, nine month and twelve month periods ended September 30, 2015, respectively, mainly due to increased usage resulting from customer growth.

Revenues and Gross Margin

As shown in the Electric Segment Operating Revenues and Gross Margin table below, electric segment gross margin, defined as electric revenues less fuel and purchased power costs, increased approximately $8.7 million, $5.6 million and $4.1 million during the three month, nine month and twelve month periods ended September 30, 2015, respectively, as compared to the prior year periods. Electric segment gross margin was positively impacted by the new Missouri retail on-system rate increase.

The amounts and percentage changes from the prior period’s electric segment operating revenues by major customer class for on-system and off-system sales, and the associated fuel and purchased power expense (including a reconciliation of our actual fuel and purchased power expenditures to the fuel and purchased power expense shown on our statements of income) for the applicable periods ended September 30, were as follows (dollars in millions):

	Electric Segment Operating Revenues and Gross Margin
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2015	2014	Change(1)	2015	2014	Change(1)	2015	2014	Change(1)
Residential	$68.1	$64.3	5.9%	$181.3	$183.6	(1.2)%	$234.2	$239.1	(2.0)%
Commercial	49.8	49.1	1.3	132.3	131.3	0.7	173.2	171.4	1.1
Industrial	26.3	25.2	4.3	67.7	64.6	4.8	87.9	82.9	6.0
Wholesale on-system	5.7	6.3	(9.1)	13.9	17.2	(18.7)	19.1	21.9	(12.7)
Other(2)	4.4	4.1	7.8	12.0	11.6	2.9	15.6	15.2	2.5
Total on-system revenues	$154.3	$149.0	3.6	$407.2	$408.3	(0.3)	$530.0	$530.5	(0.1)
Off-system wholesale(3)	—	0.1	(100.0)	—	3.2	(100.0)	0.0	7.5	(99.5)
SPP IM net revenues(3)	4.0	11.5	(65.1)	12.1	34.3	(64.7)	19.7	34.3	(42.7)
Total revenues from kWh sales	158.3	160.6	(1.4)	419.3	445.8	(5.9)	549.7	572.3	(4.0)
Miscellaneous revenues(4)	3.5	3.3	5.3	10.5	11.0	(5.3)	13.7	14.2	(3.0)
Total electric operating revenues	$161.8	$163.9	(1.3)	$429.8	$456.8	(5.9)	$563.4	$586.5	(3.9)
Water revenues	0.6	0.6	0.4	1.5	1.5	(0.9)	2.1	2.1	(1.5)
Total electric segment operating revenues	$162.4	$164.5	(1.3)	$431.3	$458.3	(5.9)	$565.5	$588.6	(3.9)
Actual fuel and purchased power expenditures	41.3	$39.6	4.2	111.0	$130.7	(15.1)	145.5	$175.3	(17.0)
SPP IM net purchases(3)	5.9	16.9	(64.9)	17.5	42.8	(59.2)	30.6	42.8	(28.7)
Net fuel recovery and deferral	(0.6)	0.5	(223.8)	7.5	(4.9)	257.1	8.6	(5.2)	263.7
SWPA amortization(5)	(0.7)	(0.7)	2.8	(1.9)	(2.0)	4.6	(2.6)	(2.8)	6.4
Unrealized (gain)/loss on derivatives	(0.1)	0.3	(165.3)	(0.2)	(0.1)	(15.7)	0.4	(0.4)	202.0
Total fuel and purchased power expense per income statement	$45.8	$56.6	(19.1)	$133.9	$166.5	(19.6)	$182.5	$209.7	(13.0)
Total Gross Margin	$116.6	$107.9	8.1	$297.4	$291.8	1.9	$383.0	$378.9	1.1

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

(5)             Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010, of which $11.1 million of the Missouri portion remains to be amortized as of September 30, 2015.

Revenues for our on-system customers increased $5.3 million during the third quarter of 2015 as compared to the third quarter of 2014. The impact of weather and other volumetric related factors increased revenues an estimated $4.2 million. Rate changes, primarily the July 2015 Missouri electric rate increase, increased revenues an estimated $2.5 million, net of a decrease in Missouri fuel base reflected in lower fuel costs. Improved customer counts increased revenues an estimated $0.7 million. A decrease in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the third quarter of 2015 decreased revenues $2.1 million compared to the prior year quarter.

Revenues for our on-system customers decreased $1.1 million for the nine months ended September 30, 2015 as compared to the same period in 2014. Weather and other volumetric related factors decreased revenues an estimated $2.5 million during the nine months ended September 30, 2015. Also decreasing revenues was a $1.4 million January 2015 refund to FERC wholesale customers, reflecting lower fuel costs from the SPP IM. A decrease in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the nine months ended September 30, 2015 compared to the same period in 2014 decreased revenues by $0.8 million. Rate changes, primarily the July 2015 Missouri electric rate increase, increased revenues an estimated $1.8 million, net of a decrease in Missouri fuel base reflected in lower fuel costs. Improved customer counts increased revenues an estimated $1.8 million.

Revenues for our on-system customers decreased $0.5 million for the twelve months ended September 30, 2015 as compared to the same period in 2014. Weather and other volumetric related factors decreased revenues an estimated $5.7 million. The $1.4 million January 2015 refund to FERC wholesale customers mentioned above also decreased revenues. Rate changes, primarily the July 2015 Missouri electric rate increase mentioned above, contributed an estimated $2.9 million to revenues, net of a decrease in Missouri fuel base reflected in lower fuel costs. Improved customer counts increased revenues an estimated $2.3 million. A $1.4 million increase in fuel recovery revenue (offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin) from Missouri customers during the twelve months ended September 30, 2015 compared to the same period in 2014 positively impacted revenues.

SPP Integrated Marketplace (IM) and Off-System Electric Transactions.

In the past, in addition to sales to our own customers, we also sold power to other utilities as available, including (since 2007) through the SPP Energy Imbalance Services (EIS) market. However, on March 1, 2014, the SPP RTO implemented a Day-Ahead Market, or Integrated Marketplace (IM), which replaced the real-time EIS market. SPP IM activity is settled for each market participant in various time increments. When we sell more generation to the market than we purchase, based on the prescribed time increments, the net sale and corresponding net revenue is included as part of electric revenues.  When we purchase more generation from the market than we sell, based on the prescribed time increments, the net purchase cost is recorded as a component of fuel and purchased power on the financial statements. See the Electric Segment Operating Revenues and Gross Margin table above and “— Markets and Transmission” below. The majority of our market activity sales margin is included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and our transmission rider in our Arkansas jurisdiction. As a result, nearly all of the market activity sales margin flows back to the customer and has little effect on margin or net income.

Operating Expenses — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended September 30, 2015 as compared to the same periods in 2014 (in millions):

	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	2015 vs. 2014	2015 vs. 2014	2015 vs. 2014
Regulated operating expense:
Transmission expense(1)	$0.1	$0.9	$2.4
Distribution expense	(0.3)	(0.2)	(0.3)
Power operation expense	0.1	1.7	1.9
Customer accounts and assistance expense	(0.1)	—	0.1
Employee pension expense	(0.1)	—	(0.1)
Employee health care expense	0.6	0.8	0.8
General office supplies and expense	0.3	(1.3)	(0.1)
Administrative and general expense	0.3	0.6	0.5
Allowance for uncollectible accounts	(0.2)	(0.9)	(1.2)
Other miscellaneous accounts (netted)	—	(0.1)	(0.1)
TOTAL	$0.7	$1.5	$3.9

(1) Mainly due to increased SPP transmission charges.

The table below shows maintenance and repairs expense increases/(decreases) for the applicable periods ended September 30, 2015 as compared to the same periods in 2014 (in millions):

	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	2015 vs. 2014	2015 vs. 2014	2015 vs. 2014
Transmission and distribution maintenance expense	$(0.2)	$(0.5)	$0.4
Maintenance and repairs expense at:
Energy Center	(0.6)	(0.6)	(0.5)
Asbury plant	—	0.4	1.2
SLCC(1)	(0.3)	2.8	2.5
State Line plant	(0.1)	—	(0.3)
Iatan plant	—	0.6	0.8
Plum Point plant	(0.2)	(0.9)	(1.0)
Riverton plant(2)	0.7	2.0	2.7
Water plant	—	(0.2)	(0.2)
Other miscellaneous accounts (netted)	0.1	—	—
TOTAL	$(0.6)	$3.6	$5.6

(1) Mainly due to a planned maintenance outage for the nine months and twelve months ended periods.

(2) Mainly due to a new maintenance contract for the Riverton facility.

Depreciation and amortization expense increased approximately $1.5 million (8.9%), $5.4 million (10.8%) and $6.0 million (9.0%) during the three month, nine month and twelve month periods ended September 30, 2015, respectively, primarily due to increased plant in service, reflecting completion of the Asbury AQCS project and other additions to plant in service.

Other taxes increased approximately $0.9 million, $1.8 million and $1.8 million during the three month, nine month and twelve month periods ended September 30, 2015, respectively, due to increased property tax (reflecting our additions to plant in service).

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended September 30:

	Total Gas Delivered to Customers
	Three Months Ended			Nine Months Ended			Twelve Months Ended
			%			%			%
(bcf sales)	2015	2014	Change(1)	2015	2014	Change(1)	2015	2014	Change(1)
Residential	0.11	0.09	19.7%	1.59	1.89	(15.9)%	2.46	2.87	(14.3)%
Commercial(2)	0.10	0.09	12.8	0.76	0.89	(14.8)	1.14	1.35	(15.4)
Industrial	0.00	0.00	175.2	0.03	0.05	(37.4)	0.05	0.07	(32.0)
Other(3)	0.00	0.00	50.0	0.02	0.02	(20.0)	0.03	0.03	(15.0)
Total retail sales	0.21	0.18	18.1	2.40	2.85	(15.9)	3.68	4.32	(14.9)
Transportation sales(2)	0.87	0.97	(9.7)	3.31	3.58	(7.5)	4.65	4.86	(4.3)
Total gas operating sales	1.08	1.15	(5.4)	5.71	6.43	(11.2)	8.33	9.18	(9.3)

(1) Slight differences from actual results, including percentage changes, may occur which may not agree to the rounded amounts shown above due to rounding to millions.

(2) Several commercial customers transferred to transportation customers during 2014, reflecting the decrease in commercial sales for the nine months ended and twelve months ended periods.

(3)  Other includes other public authorities and interdepartmental usage.

The following table details our natural gas revenues for the periods ended September 30:

	Operating Revenues and Cost of Gas Sold
	Three Months Ended			Nine Months Ended			Twelve Months Ended
			%			%			%
($ in millions)	2015	2014	Change(1)	2015	2014	Change(1)	2015	2014	Change(1)
Residential	$2.8	$2.8	3.9%	$19.6	$23.0	(14.7)%	$29.5	$33.8	(12.7)%
Commercial(2)	1.3	1.3	1.6	8.0	9.7	(16.8)	12.0	14.3	(16.0)
Industrial	0.1	0.0	79.4	0.3	0.4	(38.2)	0.4	0.6	(33.1)
Other(3)	0.0	0.0	9.9	0.3	0.3	(20.0)	0.3	0.4	(15.8)
Total retail revenues	$4.2	$4.1	3.7	$28.2	$33.4	(15.6)	$42.2	$49.1	(13.9)
Other revenues	0.1	0.1	(6.6)	0.3	0.3	(6.6)	0.4	0.4	(4.3)
Transportation(2) revenues	0.8	0.8	(6.2)	2.7	2.9	(5.8)	3.8	3.9	(3.4)
Total gas operating revenues	$5.1	$5.0	1.9	$31.2	$36.6	(14.8)	$46.4	$53.4	(13.0)
Cost of gas sold	1.3	1.2	7.7	14.8	18.9	(22.0)	22.9	28.5	(19.8)
Gas segment gross margins	$3.8	$3.8	0.1	$16.4	$17.7	(7.0)	$23.5	$24.9	(5.4)

(1) Slight differences from actual results, including percentage changes, may occur which may not agree to the rounded amounts shown above due to rounding to millions.

(2) Several commercial customers transferred to transportation customers during 2014, reflecting the decrease in commercial revenues for the nine months ended and twelve months ended periods.

(3)  Other includes other public authorities and interdepartmental usage.

Gas retail sales and revenues increased for the three months ended September 30, 2015 as compared to the same period in 2014. Gas retail sales and revenues decreased for the nine month and twelve month periods ended September 30, 2015 as compared to the comparable periods in 2014, reflecting decreased demand due to milder temperatures during the 2015 periods. Our gas gross margin (defined as gas operating revenues less cost of gas in rates) increased slightly during the three months ended September 30, 2015. Total heating degree days for the 2014-2015 gas heating season (which runs from November to March) were 10.2% less than the 2013-2014 gas heating season but 3.3% more than the 30-year average gas heating season. As a result, our gas gross margin decreased $1.3 million and $1.4 million, during the nine month and twelve month periods ended September 30, 2015, respectively.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of September 30, 2015, we had under recovered purchased gas costs of $0.5 million recorded as a non-current regulatory asset and $0.4 million recorded as a current regulatory liability.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended September 30, 2015 as compared to the same periods in 2014.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
(in millions)	2015 vs. 2014	2015 vs. 2014	2015 vs. 2014
Customer accounts expense	$—	$(0.3)	$(0.7)
Distribution operation expense	—	0.2	0.1
Employee pension expense	0.1	0.3	0.3
Other miscellaneous accounts (netted)	—	(0.2)	(0.1)
TOTAL	$0.1	$0.0	$(0.4)

Consolidated Company

Income Taxes

The following table shows our consolidated provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2015	2014	2015	2014	2015	2014
Consolidated provision for income taxes	$15.3	$13.7	$28.1	$32.5	$34.8	$41.3
Consolidated effective federal and state income tax rates	37.6%	36.5%	37.6%	36.7%	37.6%	36.7%

See Note 12 of “Notes to Consolidated Financial Statements (Unaudited)” for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended September 30. AFUDC decreased during all periods ended September 30, 2015 as compared to the same periods in 2014, reflecting the completion of the environmental retrofit project at our Asbury plant in December 2014.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(in millions)	2015	2014	2015	2014	2015	2014
Allowance for equity funds used during construction	$1.3	$1.8	$3.5	$4.6	$5.3	$5.9
Allowance for borrowed funds used during construction	0.7	1.0	2.0	2.5	3.0	3.2
Total AFUDC	$2.0	$2.8	$5.5	$7.1	$8.3	$9.1

Total interest charges on long-term and short-term debt for the periods ended September 30 are shown below. The change in long-term debt interest for 2015 compared to 2014 reflects the issuance on December 1, 2014, of $60.0 million of 4.27% First Mortgage Bonds due 2044 and the issuance of $60.0 million of 3.59% First Mortgage Bonds due 2030 on August 20, 2015. The proceeds from both bond issuances were used to refinance existing short-term indebtedness and for general corporate purposes.

	Interest Charges
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
(in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Long-term debt interest	$11.0	$10.1	8.9%	$32.5	$30.2	7.2%	$42.8	$40.4	5.9%
Short-term debt interest	0.1	0.1	74.9	0.2	0.1	>100.0	0.3	0.1	>100.0
Other interest	0.2	0.2	9.3	0.8	0.8	5.9	1.0	1.0	3.7
Total interest charges	$11.3	$10.4	9.2	$33.5	$31.1	7.8	$44.1	$41.5	6.4

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

On October 16, 2015, we filed a request with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in total revenue of approximately $33.4 million, or approximately 7.3%. The most significant factor driving the rate request is the cost associated with the conversion of the Riverton Unit 12 natural gas combustion turbine to combined cycle operation. (See Note 7 — New Construction of “Notes to Consolidated Financial Statements (Unaudited)”).

On June 8, 2015, the governor of the state of Oklahoma approved an administrative ruling that provides customer rate reciprocity to electric companies who serve less than 10% of total customers within the state of Oklahoma. As a result, future increases in Missouri customer rates approved by the MPSC will be effective for our Oklahoma customers, subject to Oklahoma Corporation Commission (OCC) approval. On October 26, 2015, we filed a request with the OCC to adopt the Missouri customer electric rates requested in our October 16, 2015 Missouri rate filing discussed above for our Oklahoma customers once approval is granted by the MPSC.

On August 29, 2014, we filed a request with the MPSC for changes in rates for our Missouri electric customers. We requested an annual increase in total revenue of approximately $24.3 million, or approximately 5.5%. The main cost drivers in the rate increase request were the costs associated with our investment in Air Quality Control Facilities at our Asbury power plant (See Note 7 — Environmental Matters of “Notes to Consolidated Financial Statements (Unaudited)”) that were incurred to comply with the Environmental Protection Agency’s (EPA) rules governing the continued operation of the plant, increases in property taxes, increases in ongoing maintenance expenses and increases in Regional Transmission Organization transmission fees. On June 24, 2015, the MPSC granted new rates for Missouri customers, effective on July 26, 2015. The order approved an annual increase in base revenues of about $17.1 million or 3.90%, which included a net reduction in base fuel and purchased power of $1.60 per MWh, consistent with the non-unanimous stipulation and agreement filed April 8, 2015. The order establishes a tracking mechanism for expenses related to the Riverton 12 long-term maintenance contract; continues tracking of pension and other post-employment benefit expenses; and discontinues tracking of vegetation management expenses and Iatan 2, Iatan Common and Plum Point operating and maintenance costs. In addition, the order provides for the tracking and recovery of certain future changes in total transmission expense through the Fuel Adjustment Charge, which we estimate at approximately 34% of such changes.

On July 24, 2015, we filed a motion to withdraw our Missouri Energy Efficiency Investment Act filing (MEEIA). We will continue our current portfolio of Energy Efficiency programs, with recovery through base rates. We will review the need for a future MEEIA filing in conjunction with our 2016 Integrated Resource Plan (IRP).

On July 31, 2015, we filed a notice updating our most recent IRP, with the MPSC. In the notice we indicated that Riverton Units 8 and 9 were retired on June 30, 2015. The notice also provides additional information on our MEEIA application withdrawal mentioned above.

On May 5, 2015, we filed a proposed solar rebate tariff with the MPSC and requested expedited treatment. On May 6, 2015, the MPSC ordered our request for expedited treatment of our tariff filing be granted and approved the tariff, effective May 16, 2015 (See Note 3 — Regulatory Matters of “Notes to Consolidated Financial Statements (Unaudited)”). The law provides a number of methods that may be utilized to recover the associated expenses. We expect these costs to be recoverable in rates.

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

Our other rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2014, remain unchanged. See Note 3, “Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

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

SPP/Midcontinent Independent System Operator (MISO) Joint Operating Agreement and Plum Point Delivery:  Due to Plum Point’s physical location and interconnection, transmission service from Entergy/MISO is required for delivery. On December 19, 2013, Entergy voluntarily integrated its generation, transmission, and load into the MISO regional transmission organization. Based on the current terms and conditions of MISO membership, Entergy’s participation in MISO has increased transmission delivery costs for our Plum Point power station as well as utilizes our transmission system without compensation.

As a result, we have participated with the SPP members and other impacted utilities in two separate FERC settlement proceedings to address these important issues in an effort to reduce the costs to our customers. On October 13, 2015, SPP members, SPP, MISO and MISO members filed a settlement at the FERC regarding MISO’s unreserved and uncompensated use of the SPP members’ systems. The settlement specifically creates, among other provisions, a mechanism where MISO will compensate SPP and the other impacted parties for use of their systems. If approved by the FERC, the agreement will provide governance for the continued shared use of the transmission system among MISO, SPP and the other impacted parties. However, the regional through and out transmission delivery rate (RTOR) dispute regarding Plum Point will go to hearing at the FERC. On May 20, 2015, we, along with KCPL-GMO, AECI, and Southern Company filed a formal 206 complaint at the FERC that the ROTR rate was unjust and unreasonable. A procedural schedule was issued by the FERC on October 8, 2015 with hearings to commence on April 25, 2016 and an initial decision scheduled for August 10, 2016.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs and other factors. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities for the nine months ended September 30 (in millions):

Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2015	2014	Change
Cash provided by/(used in):
Operating activities	$145.7	$122.4	$23.3
Investing activities	(147.7)	(155.8)	8.1
Financing activities	1.8	32.2	(30.4)
Net change in cash and cash equivalents	$(0.2)	$(1.2)	$1.0

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

Nine Months Ended September 30, 2015 Compared to 2014.  During the nine months ended September 30, 2015 our net cash flows provided from operating activities increased $23.3 million, or 19.1%, from 2014. The increase is largely driven by changes in deferred taxes, regulated fuel treatment, and customer receivables, while only partially offset by lower net income. Additional detailed changes are as follows:

•                  Tax timing differences during 2015 related to expected utilization of 2014 tax net operating losses resulting mostly from bonus depreciation - $14.0 million.

•                  Net changes in fuel deferrals — $7.9 million.

•                  Working capital changes for accounts receivable and unbilled revenues - $10.2 million.

•                  Increase in losses related to hedging positions - $4.5 million.

•                  Increased depreciation from plant additions - $5.9 million.

•                  Cash payments related to asset retirement obligations - $1.2 million.

•                  Decrease in net income - $(9.3) million.

•                  Additional pension funding over last year - $(10.0) million.

•                  Lower stock compensation expense - $(1.1) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $8.1 million during the nine months ended September 30, 2015, as compared to the same period in 2014 due to a $4.9 million decrease in restricted cash and a $3.2 million decrease in total cash outlay for capital expenditures.

Our capital expenditures incurred totaled approximately $143.5 million during the nine months ended September 30, 2015, compared to $159.1 million for the nine months ended September 30, 2014.

A breakdown of the capital expenditures for the nine months ended September 30, 2015 and 2014 is as follows (in millions):

	Capital Expenditures
(in millions)	2015	2014
Distribution and transmission system additions	$49.5	$44.8
New Generation — Riverton 12 combined cycle	68.6	53.4
Additions and replacements — electric plant	12.6	42.6
Storms	0.0	2.1
Gas segment additions and replacements	3.3	5.8
Transportation	2.7	2.1
Other (including retirements, insurance proceeds and salvage -net) (1)	5.0	7.0
Subtotal	141.7	157.8
Non-regulated capital expenditures (primarily fiber optics)	1.8	1.3
Subtotal capital expenditures incurred (2)	143.5	159.1
Adjusted for capital expenditures payable (3)	4.2	(8.2)
Total cash outlay	$147.7	$150.9

(1) Other includes equity AFUDC of $(3.5) million and $(4.6) million for 2015 and 2014, respectively.

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

We estimate that our capital expenditures (excluding AFUDC) for the remainder of 2015 will be approximately $25 million and for 2016 through 2020 will be as follows (in millions):

	2016	2017	2018	2019	2020
Estimated capital expenditures	$115	$106	$159	$151	$114

All of our cash requirements for capital expenditures during the third quarter of 2015 and 75.6% for the nine months ended September 30, 2015 were satisfied from internally generated funds (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

We estimate that internally generated funds will provide 100.0% of the funds required for the remainder of our budgeted 2015 capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures.

Financing Activities

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Our net cash flows provided by financing activities was $1.8 million in the nine months ended September 30, 2015, a decrease of $30.4 million as compared to the nine months ended September 30, 2014, primarily due to the following:

•                  Net short-term repayments of $27.8 million in the nine months ended September 30, 2015 as compared to net short-term borrowings of $59.0 million during the nine months ended September, 2014.

•                  Issuance of $60.0 million of first mortgage bonds during the nine months ended September 30, 2015 compared to no first mortgage bonds issued during the nine months ended September 30, 2014.

•                  Long-term debt issuance costs of $0.5 million during the nine months ended September 30, 2015 compared to no long-term debt issuance costs during the nine months ended September 30, 2014.

•                  Proceeds from issuance of common stock of $4.3 million during the nine months ended September 30, 2015 as compared to $6.5 million during the nine months ended September 30, 2014.

•                  Dividends paid of $34.0 million during the nine months ended September 30, 2015 as compared to $33.1 million during the nine months ended September 30, 2014.

Shelf Registration

We have a $200.0 million shelf registration statement with the SEC, effective December 13, 2013, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. As of September 30, 2015, $200.0 million remains available for issuance under this shelf registration statement. However, as a result of our regulatory approvals, we may only issue up to $150.0 million of such securities in the form of first mortgage bonds, of which $30.0 million remains available after the issuance of $60.0 million in first mortgage bonds on August 20, 2015 and $60 million on December 1, 2014. Any proceeds from offerings made pursuant to this shelf would be used to fund capital expenditures, refinance existing debt or general corporate needs during the effective period through December 2016.

Credit Agreements

On October 20, 2014, we entered into a new $200.0 million 5-year Credit Agreement replacing the former $150.0 million Third Amended and Restated Unsecured Credit Agreement dated January 17, 2012. This new agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20.0 million swingline loan sublimit, a $20.0 million sublimit for letters of credit issuance and, subject to bank approval, a $75.0 million accordion feature and two one-year extensions of the credit facility’s maturity date. There were no outstanding borrowings under this agreement at September 30, 2015. However $16.3 million was used as of September 30, 2015 to back up our outstanding commercial paper. See Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

EDE Mortgage Indenture

Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) are subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) is limited by terms of the mortgage to $1.0 billion. Based on the $1.0 billion limit, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $297.0 million of new first mortgage bonds. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. The annual interest coverage requirement and retired bonds or 60% of net property additions tests would permit the issuance of more than $297.0 million of new first mortgage bonds; however, as discussed above, we are otherwise limited to the issuance of no more than $297.0 million of new first mortgage bonds. As of September 30, 2015, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Gas Company (EDG Mortgage) is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of September 30, 2015, this test would allow us to issue approximately $21.8 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%. As of September 30, 2015, we are in compliance with all restrictive covenants of the EDG Mortgage.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not materially changed at September 30, 2015 compared to December 31, 2014. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On October 29, 2015, the Board of Directors declared a quarterly dividend of $0.26 per share on common stock payable on December 15, 2015 to holders of record as of December 1, 2015.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2015.

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

We satisfied 63.7% of our 2014 generation fuel supply need through coal. Approximately 96% of our 2014 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2017. These contracts satisfy approximately 100% of our anticipated fuel requirements for the remainder of 2015, 35% for 2016 and 18% for 2017 for our Asbury coal plant. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of September 30, 2015, 47%, or 0.6 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2015 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices increased 10% more than the price at September 30, 2015, our natural gas expenditures would increase by approximately $1.1 million based on our September 30, 2015 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of September 30, 2015, we have 1.6 million Dths in storage on the three pipelines that serve our customers. This represents 79% of our storage capacity. We have an additional 0.8 million Dths hedged through financial derivatives and physical contracts.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at September 30, 2015 and December 31, 2014 (in millions).

	September 30, 2015	December 31, 2014

Margin deposit assets	$7.6	$9.1

There were no margin deposit liabilities at these dates.

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at September 30, 2015, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value(in millions).

Net unrealized mark-to-market losses for physical forward natural gas contracts	$3.6
Net unrealized mark-to-market losses for financial natural gas contracts	7.4
Net credit exposure	$11.0

The $7.4 million net unrealized mark-to-market loss for financial natural gas contracts is comprised entirely of $7.4 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since they are below the $10.0 million mark-to-market collateral threshold in our agreements. As noted above, as of September 30, 2015, we have $7.6 million on deposit for NYMEX contract exposure to Empire, of which $7.6 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their September 30, 2015 levels, our collateral requirement would increase $3.8 million. If these prices increased 25%, our collateral requirement would decrease $3.5 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

For the twelve months ended September 30, 2015, our ratio of earnings to fixed charges was 2.72x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(4) Forty-first Supplemental Indenture, dated as of August 20, 2015, to the Indenture of Mortgage and Deed of Trust (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 20, 2015 and filed August 21, 2015, File No. 1-3368).

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 6, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, nine and twelve month periods ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

November 6, 2015