Form 10-K
period 2015-12-31
EMPIRE DISTRICT ELECTRIC CO
filed 2016-02-26
CIK 32689

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting common stock held by nonaffiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2015, was approximately $952,425,061.

         As of February 1, 2016, 43,860,337 shares of common stock were outstanding.

         The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:

The Company's proxy statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its Annual Meeting of Stockholders to be held on April 28, 2016	Part of Item 10 of Part III All of Item 11 of Part III Part of Item 12 of Part III All of Item 13 of Part III All of Item 14 of Part III

FORWARD LOOKING STATEMENTS

        Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address or may address future plans, objectives, expectations and events or conditions concerning various matters such as the pending acquisition of Empire by Liberty Utilities (Central) Co. (Liberty), a subsidiary of Algonquin Power & Utilities Corp. (APUC) (the Merger), capital expenditures, earnings, pension and other costs, competition, litigation, our construction program, our generation plans, our financing plans, potential acquisitions, rate and other regulatory matters, liquidity and capital resources and accounting matters. Forward-looking statements may contain words like "anticipate", "believe", "expect", "project", "objective" or similar expressions to identify them as forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated in such statements include:

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

  •
  performance of acquired businesses;

  •
  other circumstances affecting anticipated rates, revenues and costs; and

  •
  certain risks and uncertainties associated with the Merger, including, without limitation:

  •
  the risk that Empire may be unable to obtain shareholder approval for the proposed transaction or that Liberty or Empire may be unable to obtain governmental and regulatory approvals required for the proposed transaction, or required governmental and regulatory approvals may delay the proposed transaction;

  •
  the risk that any other condition to the closing of the proposed transaction may not be satisfied;

  •
  the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or could otherwise cause the failure of the Merger to close;

  •
  the failure of Liberty or APUC to obtain any financing necessary to complete the merger;

  •
  the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against Empire and others relating to the merger agreement;

  •
  the receipt of an unsolicited offer from another party to acquire assets or capital stock of Empire that could interfere with the proposed Merger;

  •
  the timing to consummate the proposed transaction;

  •
  disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees, regulators or suppliers;

  •
  the diversion of management time and attention on the transaction;

  •
  the amount of costs, fees, expenses, and charges related to the Merger; and

  •
  the effect and timing of changes in laws or in governmental regulations (including environmental laws and regulations) that could adversely affect our participation in the Merger.

        All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. Additional risks and uncertainties will be discussed in the proxy statement and other materials that Empire will file with the SEC in connection with the Merger. New factors emerge from time to time and it is not possible for management to predict all factors or to assess the impact of each such factor on us. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

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

        Our gross operating revenues in 2015 were derived as follows:

Electric segment sales*		91.7%
On-system revenues	86.6%
SPP IM revenues	2.5
Other revenues	2.3
Gas segment sales		6.9
Other segment sales		1.4

*
Sales from our electric segment include 0.3% from the sale of water.

        On-system electric revenues consist of residential, commercial, industrial, wholesale on-system and other (which includes street lighting, other public authorities and interdepartmental usage).

        The territory served by our electric operations embraces an area of about 10,000 square miles, located principally in southwestern Missouri, and also includes smaller areas in southeastern Kansas, northeastern Oklahoma and northwestern Arkansas. The principal economic activities of these areas include light industry, agriculture and tourism. As of December 31, 2015, our electric operations served approximately 170,000 customers.

        Our retail electric revenues for 2015 by jurisdiction were derived as follows:

Missouri	89.0%
Kansas	4.8
Oklahoma	2.8
Arkansas	3.4

        We supply electric service at retail to 119 incorporated communities as of December 31, 2015, and to various unincorporated areas and at wholesale to four municipally owned distribution systems. The largest urban area we serve is the city of Joplin, Missouri, and its immediate vicinity, with a population of approximately 160,000. We operate under franchises having original terms of twenty years or longer in virtually all of the incorporated communities. Approximately 39% of our electric operating revenues in 2015 were derived from incorporated communities with franchises having at least ten years remaining and approximately 31% were derived from incorporated communities in which our franchises have remaining terms of ten years or less. Although our franchises contain no renewal provisions, in recent years we have obtained renewals of all of our expiring electric franchises prior to the expiration dates.

        Our three largest classes of on-system customers are residential, commercial and industrial, which provided 41.7%, 31.1%, and 15.9%, respectively, of our electric operating revenues in 2015.

        Our largest single on-system wholesale customer is the city of Monett, Missouri, which in 2015 accounted for approximately 2.4% of electric revenues. No single retail customer accounted for more than 1.9% of electric revenues in 2015.

        Our gas operations serve customers in northwest, north central and west central Missouri. As of December 31, 2015, our gas operations served approximately 43,200 customers. We provide natural gas distribution to 48 communities and 434 transportation customers as of December 31, 2015. The largest urban area we serve is the city of Sedalia with a population of over 20,000. We operate under franchises having original terms of twenty years in virtually all of the incorporated communities. Eighteen of the franchises have 10 years or more remaining on their term and 27 of the franchises have less than 10 years remaining on their term. Although our franchises contain no renewal provisions, since our acquisition we have obtained renewals of all our expiring gas franchises prior to the expiration dates.

        Our gas operating revenues in 2015 were derived as follows:

Residential	63.0%
Commercial	25.6
Industrial	0.8
Transportation	8.9
Miscellaneous	1.7

        No single retail customer accounted for more than 1% of gas revenues in 2015.

        Our other segment consists of our fiber optics business. As of December 31, 2015, we have 99 fiber customers.

Electric Generating Facilities and Capacity

        At December 31, 2015, our generating plants consisted of:

Plant	Capacity (megawatts)(1)		Primary Fuel
State Line Combined Cycle (60% ownership)	295	(2)	Natural Gas
Riverton — Natural Gas	177	(3)	Natural Gas
Empire Energy Center	257		Natural Gas
State Line Unit No. 1	96		Natural Gas
Asbury	198		Coal
Iatan (12% ownership)	191	(2)	Coal
Plum Point Energy Station (7.52% ownership)	50	(2)	Coal
Ozark Beach	16		Hydro

TOTAL	1,280

(1)
Based on summer rating conditions as utilized by Southwest Power Pool.

(2)
Capacity reflects our allocated shares of the capacity of these plants.

(3)
Does not include the combined cycle portion of Riverton Unit 12 as it was not yet in operation as of December 31, 2015.

        Our generating capacity consists of 64.4% natural gas, 34.3% coal and 1.3% hydro. We currently supplement our on-system generating capacity with purchases of capacity and energy from other sources in order to meet the demands of our customers and the capacity margins applicable to us under current pooling agreements and National Electric Reliability Council rules. The Southwest Power Pool (SPP) requires its members (including Empire) to maintain a minimum 12% capacity margin.

        We have a long-term agreement, which expires in 2039, for the purchase of 50 megawatts of capacity from the Plum Point Energy Station (Plum Point), a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We began receiving purchased power under this agreement on September 1, 2010. We also own, through an undivided interest, 50 megawatts of the unit's capacity. We had the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the Missouri Public Service Commission (MPSC) on July 1, 2013. We did not exercise this option by the March 2015 notification deadline in the contract.

        We have a long-term purchased power agreement, which expires in 2028, with Cloud County Windfarm, LLC, owned by EDP Renewables North America LLC, Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm located in Cloud County, Kansas. We also have a long-term contract, which expires in 2025, with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc., to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. We do not own any portion of either windfarm.

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

Year	Purchased Power Commitment(1)	Anticipated Owned Capacity		Total Megawatts
2016	86	1374	(2)	1460	(2)
2017	86	1374		1460
2018	86	1374		1460
2019	86	1374		1460
2020	86	1374		1460

(1)
Includes 17 megawatts for the Elk River Windfarm, LLC and 19 megawatts for the Cloud County Windfarm, LLC.

(2)
Reflects the conversion of Riverton Unit 12 to a combined cycle.

        The maximum hourly demand on our system reached a record high of 1,199 megawatts on January 8, 2010. Our maximum hourly summer demand of 1,198 megawatts was set on August 2, 2011.

Gas Facilities

        At December 31, 2015, our principal gas utility properties consisted of approximately 87 miles of transmission mains and approximately 1,189 miles of distribution mains.

        The following table sets forth the three pipelines that serve our gas customers:

Service Area	Name of Pipeline
South	Southern Star Central Gas Pipeline
North	Panhandle Eastern Pipe Line Company
Northwest	ANR Pipeline Company

        Our all-time peak of 73,280 mcfs was established on January 7, 2010.

Construction Program

        Total property additions (including construction work in progress but excluding AFUDC) for the three years ended December 31, 2015, totaled $526.7 million and retirement expenditures during the same period totaled $23.0 million. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more information.

        Our total capital expenditures, excluding AFUDC and expenditures to retire assets, were $164.2 million in 2015 and for the next three years are estimated for planning purposes to be as follows:

	Estimated Capital Expenditures (amounts in millions)
	2016	2017	2018	Total
New electric generating facilities:
Riverton Unit 12 combined cycle conversion	$11.7	$0.0	$0.0	$11.7
Additions to existing electric generating facilities:
Asbury	2.6	3.9	10.0	16.5
Other	13.7	17.8	25.2	56.7
Electric transmission facilities	23.3	29.6	26.2	79.1
Electric distribution system additions	46.7	40.5	62.0	149.2
General and other additions	10.9	8.3	28.9	48.1
Gas system additions	4.1	4.1	5.0	13.2
Non-regulated additions	2.1	2.1	2.1	6.3

TOTAL	$115.1	$106.3	$159.4	$380.8

        Construction expenditures for additions to our transmission and distribution systems constitute the majority of the projected capital expenditures for the three-year period listed above beyond routine capital expenditures. Customer reliability, communication and efficiency projects comprise $15 million of the 2018 general and other additions projection. Our estimated total capital expenditures (excluding AFUDC) for 2019 and 2020 are $150.9 million and $114.1 million, respectively.

        Future capital expenditure needs are reviewed regularly and are subjected to our annual capital budget prioritization process, wherein projects are ranked by type and urgency based on a variety of factors culminating in a 5-year capital expenditure plan. (See Item 7, "Managements' Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for detail regarding our future estimated capital expenditures). Projects evaluated during the capital budget prioritization process include, but are not limited to, those for capacity needs, replacement of aged infrastructure and other projects to improve and/or enhance safety and reliability. Actual capital expenditures may vary significantly from the estimates due to a number of factors including changes in customer requirements, construction delays, changes in equipment delivery schedules, ability to raise capital, environmental matters, the extent to which we receive timely and adequate rate increases, the extent of competition from independent power producers and cogenerators, other changes in business conditions and changes in legislation and regulation, including those relating to the energy industry. See "— Regulation" below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Markets and Transmission."

Fuel and Natural Gas Supply

Electric Segment

        Our total system output for 2015 and 2014, based on kilowatt-hours generated, was as follows:

	2015	2014
Steam generation units — coal	50.2%	47.5%
Combustion turbine generation units — natural gas	26.6	26.5
Hydro generation	0.9	1.2
Purchased power — wind	16.7	18.2
Purchased power — other	5.6	6.6

        Below are the total fuel requirements for our generating units in 2015 and 2014 (based on kilowatt-hours generated):

	2015	2014
Coal	65.0%	63.7%
Natural gas	34.6	35.8
Fuel oil	0.3	0.4
Tire derived fuel	0.1	0.1

        Our Asbury Plant is fueled primarily by coal with oil being used as start-up fuel. In 2015, Asbury burned a coal blend consisting of approximately 93.9% Western coal (Powder River Basin) and 6.1% blend coal on a tonnage basis. Our average coal inventory target at Asbury is approximately 60 days. As of December 31, 2015, we had sufficient coal on hand to supply full load requirements at Asbury for 112 – 135 days, as compared to 44 – 77 days as of December 31, 2014, depending on the actual blend ratio. The inventory increased during 2015 as low natural gas prices resulted in lower coal usage.

        The following table sets forth the percentage of our anticipated coal requirements we have secured through a combination of contracts and binding proposals for the following years:

Year	Percentage secured
2016	100%
2017	46%
2018	23%

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

        Unit 1 and Unit 2 at the Iatan Plant are coal-fired generating units which are jointly-owned by KCP&L, a subsidiary of Great Plains Energy, Inc., Missouri Joint Municipal Electric Utility Commission, Kansas Electric Power Cooperative (KEPCO) and us, with our share of ownership being 12% in each plant. KCP&L is the operator of these plants and is responsible for arranging their fuel supply. KCP&L has secured contracts for low sulfur Western coal in quantities sufficient to meet 90% of Iatan's requirements for 2016, 60% for 2017, 35% for 2018 and 10% for 2019. Coal is transported to Iatan by rail. Their rail contract provides transportation services through December 31, 2018.

        The Plum Point Energy Station is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the plant's capacity. NRG Energy Services LLC is the operator of this plant. Plum Point Services Company, LLC (PPSC), the project management company acting on behalf of the joint owners, is responsible for arranging its fuel supply. PPSC has secured contracts for low sulfur Western coal in quantities sufficient to meet approximately 99% of Plum Point's requirements for 2016 and 47% for 2017. We have a 15-year lease agreement, expiring in 2024, for 54 railcars for our ownership share of Plum Point and another 15-year lease agreement, expiring in 2025, for an additional 54 railcars associated with our Plum Point purchased power agreement.

        Our Riverton Plant is fueled primarily by natural gas with oil available as backup for Units 10 and 11. Unit 12 is fueled 100% by natural gas. Unit 7 was retired on June 30, 2014 and Unit 8 and Unit 9 were retired on June 30, 2015. Construction continued during the year to convert Unit 12 to a combined cycle unit. Based on kilowatt hours generated during 2015, Riverton's generation was 100% natural gas.

        Our Energy Center and State Line Unit No.1 combustion turbine facilities (not including the State Line Combined Cycle (SLCC) Unit, which is fueled 100% by natural gas) are fueled primarily by natural gas with oil also available for use primarily as backup. Based on kilowatt hours generated during 2015, 97.6% of the Energy Center generation was produced from natural gas and 99.4% of the State Line Unit 1 generation came from natural gas with the remainder being fuel oil. As of December 31, 2015, oil inventories were sufficient for approximately 5 days of full load operation on Units No. 1, 2, 3 and 4 at the Energy Center and 5 days of full load operation for State Line Unit No. 1. As typical oil usage is minimal, these inventories are sufficient for our current requirements.

        We and Westar Generating, Inc., a subsidiary of Westar Energy, Inc., share joint ownership of a nominal 500-megawatt combined cycle unit, SLCC, at the State Line Power Plant. We are responsible for the operation and maintenance of the SLCC Unit, and are entitled to 60% of the available capacity and are responsible for approximately 60% of its costs.

        We have firm transportation agreements with Southern Star Central Pipeline, Inc. which expire on July 30, 2017, for the transportation of natural gas to the SLCC. This date is adjusted for periods of contract suspension by us during SLCC outages. We have reached agreement with Southern Star to replace these firm transportation agreements effective April 1, 2016 with a new agreement that runs through October 2022. We have additional firm transportation agreements that provide firm transportation to our Riverton plant sufficient to supply our Riverton Unit 12 through August, 2019. These transportation agreements can also supply natural gas to State Line Unit No.1, the Empire Energy Center or the Riverton Plant, as elected by us on a secondary basis. We expect that these transportation agreements will serve nearly all of our natural gas transportation needs for our generating plants over the next several years. Any remaining gas transportation requirements, although small, will be met by utilizing capacity release on other holder contracts, interruptible transport, or delivered to the plants by others.

        The majority of our physical natural gas supply requirements will be met by short-term forward contracts and spot market purchases. Forward natural gas commodity prices and volumes are hedged several years into the future in accordance with our Risk Management Policy in an attempt to lessen the volatility in our fuel expenditures and gain predictability. In addition, we have an agreement with Southern Star to purchase one million Dths of firm gas storage service capacity for a period of five years, expiring on April 1, 2016. The reservation charge for this storage capacity is approximately $1.1 million annually. We currently have no plans to renew this contract.

        The following table sets forth a comparison of the costs, including transportation and other miscellaneous costs, per million Btu, of various types of fuels used in our electric facilities:

Fuel Type / Facility	2015	2014	2013
Coal — Iatan	$1.633	$1.738	$1.756
Coal — Asbury	2.229	2.363	2.432
Coal — Plum Point	2.124	2.314	2.123
Natural Gas	4.274	5.268	4.952
Oil	18.235	17.512	21.870

Weighted average cost of fuel burned per kilowatt-hour generated	$2.5460	$2.9700	$2.8074

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

        The following table sets forth the current costs, including storage, transportation and other miscellaneous costs, per mcf of gas used in our gas operations:

Service Area	Name of Pipeline	2015	2014	2013
South	Southern Star Central Gas Pipeline	$4.7267	$4.6986	$5.4998
North	Panhandle Eastern Pipe Line Company	5.2457	6.0201	5.9746
Northwest	ANR Pipeline Company	3.3223	4.8499	4.7589

	Weighted average cost per mcf	$4.6065	$4.9564	$5.4949

Employees

        At December 31, 2015, we had 749 full-time employees, including 49 employees of EDG. 320 of the EDE employees are members of Local 1474 of The International Brotherhood of Electrical Workers (IBEW). On December 10, 2013, the Local 1474 IBEW ratified a new five-year agreement, effective December 2, 2013, which will extend through October 31, 2018. At December 31, 2015, 32 EDG employees were members of Local 1464 of the IBEW. In May 2013, Local 1464 of the IBEW ratified a four-year agreement with EDG, effective June 1, 2013.

ELECTRIC OPERATING STATISTICS(1)

	2015		2014		2013		2012	2011
Electric Operating On-System Revenues (000's):
Residential	$230,571		$236,468		$227,656		$214,526	$221,687
Commercial	171,727		172,274		162,444		158,837	157,435
Industrial	88,185		84,734		80,497		78,786	78,925
Public authorities(2)	15,273		14,863		14,707		13,755	13,653
Wholesale on-system	18,032		22,326		20,036		18,555	19,140
Interdepartmental	444		388		229		197	201

Total system	$524,232		$531,053		$505,569		$484,656	$491,041

Electricity generated and purchased (000's of kWh):
Steam	2,478,188		2,407,914		2,813,441		2,865,037	2,805,744
Hydro	41,927		60,652		57,449		57,719	48,898
Combustion turbine	1,315,185		1,361,860		1,452,936		1,486,643	1,484,472

Total generated	3,835,300		3,830,426		4,323,826		4,409,399	4,339,114
Purchased	1,101,043		1,254,416		1,660,193		1,545,327	1,870,901

Total generated and purchased	4,936,343		5,084,842		5,984,019		5,954,726	6,210,015
Interchange (net)	—		(1)		432		(87)	(1,298)

Total system output	4,936,343		5,084,841		5,984,451		5,954,639	6,208,717
Transmission by others losses(3)	—		—		(15,817)		(17,300)	(16,597)
Total for resale — non-system (prior to SPP IM)(4)	—		(100,158)		(653,996)		(704,028)	(740,009)
Net (sales)/purchases(to)/from SPP IM(4)	345,251		386,267		—		—	—

Total native load	5,281,594		5,370,950		5,314,638		5,233,311	5,452,111

Maximum hourly system demand (Kw)	1,149,000		1,162,000		1,080,000		1,142,000	1,198,000
Owned capacity (end of period) (Kw)	1,280,000		1,326,000		1,377,000		1,391,000	1,392,000
Annual load factor (%)	52.47		52.76		56.18		52.17	51.95

Electric sales (000's of kWh):
Residential	1,836,255		1,950,416		1,936,603		1,850,813	1,982,704
Commercial	1,577,416		1,583,843		1,541,717		1,558,297	1,576,342
Industrial	1,064,481		1,031,555		1,015,492		1,028,416	1,022,765
Public authorities(2)	126,786		124,287		127,370		122,369	126,724
Wholesale on-system	330,787		336,314		343,045		353,075	364,866

Total system	4,935,725		5,026,415		4,964,227		4,912,970	5,073,401
Wholesale off-system	—		—		653,996		704,028	740,009
SPP EIS Resettlements, Other(4)	—		1,445		—		—	—
Total Electric Sales	4,935,725		5,027,860		5,618,223		5,616,998	5,813,410
Company use (000's of kWh)(5)	10,553		10,725		9,049		9,066	9,371
kWh losses (000's of kWh)(7)	335,316		332,365		341,362		311,275	369,339
Wholesale off-system(4)	—		—		(653,996)		(704,028)	(740,009)

Total Native Load	5,281,594		5,370,950		5,314,638		5,233,311	5,452,111

Customers (average number):
Residential	142,555		141,838		141,376		140,602	139,641
Commercial	24,311		24,146		24,080		24,036	24,155
Industrial	352		346		345		353	357
Public authorities(2)	2,082		2,175		2,214		2,124	2,021
Wholesale on-system	4		4		4		4	4

Total System	169,304		168,509		168,019		167,119	166,178
Wholesale off-system	0		4		22		22	25

Total	169,304		168,513		168,041		167,141	166,203

Average annual sales per residential customer (kWh)	12,881		13,751		13,698		13,163	14,199
Average annual revenue per residential customer	$1,617		$1,667		$1,610		$1,526	$1,588
Average residential revenue per kWh	12.56	¢	12.12	¢	11.76	¢	11.59 ¢	11.18 ¢
Average commercial revenue per kWh	10.89	¢	10.88	¢	10.54	¢	10.19 ¢	9.99 ¢
Average industrial revenue per kWh	8.28	¢	8.21	¢	7.93	¢	7.66 ¢	7.72 ¢

(1)
See Item 6, "Selected Financial Data" for additional financial information regarding Empire.

(2)
Includes Public Street & Highway Lighting and Public Authorities.

(3)
Energy provided in-kind to third party transmission providers to compensate for transmission losses associated with delivery of capacity and energy under their transmission tariffs. (Prior to SPP IM).

(4)
As of March 1, 2014, off-system sales and revenues were effectively replaced by SPP IM activity. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — SPP Integrated Marketplace (IM) and Off-System Electric Transactions" below for additional information.

(5)
Includes kWh used by Company and Interdepartmental.

(6)
2012 includes the effect of our unbilled revenue adjustment.

GAS OPERATING STATISTICS(1)

	2015	2014	2013	2012	2011
Gas Operating Revenues (000's):
Residential	$26,282	$32,873	$31,561	$24,744	$28,999
Commercial	10,698	13,640	13,673	10,797	12,506
Industrial	315	537	515	464	682
Public authorities	287	365	342	247	324

Total retail sales revenues	37,582	47,415	46,091	36,252	42,511
Miscellaneous(2)	421	457	435	400	464
Transportation revenues	3,699	3,970	3,515	3,197	3,455

Total Gas Operating Revenues	$41,702	$51,842	$50,041	$39,849	$46,430

Maximum Daily Flow (mcf)	66,508	72,912	60,118	58,281	67,789

Gas delivered to customers (000's of mcf sales)(3)
Residential	2,219	2,760	2,744	2,012	2,560
Commercial	1,045	1,275	1,349	1,050	1,268
Industrial	38	62	72	58	102
Public authorities	28	37	35	23	33

Total retail sales	3,330	4,134	4,200	3,143	3,963
Transportation sales	4,453	4,918	4,528	4,249	4,528

Total gas operating and transportation sales	7,783	9,052	8,728	7,392	8,491

Company use(3)	2	2	2	2	4
Transportation sales (cash outs)	—	—	—	—	—
Mcf losses	35	68	96	27	(47)

Total system sales	7,820	9,122	8,826	7,421	8,448

Customers (average number):
Residential	37,484	37,572	37,777	37,897	38,051
Commercial	4,857	4,872	4,917	4,921	4,951
Industrial	20	22	24	23	26
Public authorities	143	138	140	138	136

Total retail customers	42,504	42,604	42,858	42,979	43,164
Transportation customers	434	422	340	326	311

Total gas customers	42,938	43,026	43,198	43,305	43,475

(1)
See Item 6, "Selected Financial Data" for additional financial information regarding Empire.

(2)
Primarily includes miscellaneous service revenue and late fees.

(3)
Includes mcf used by Company and Interdepartmental mcf.

Executive Officers and Other Officers of Empire

        The names of our officers, their ages and years of service with Empire as of December 31, 2015, positions held during the past five years and effective dates of such positions are presented below. All of our officers, other than Mark T. Timpe (whose biographical information is set forth below), have been employed by Empire for at least the last five years.

Name	Age at 12/31/15	Positions With the Company	With the Company Since	Officer Since
Bradley P. Beecher	50	President and Chief Executive Officer (2011). Executive Vice President (2011)	2001	2001
Laurie A. Delano	60	Vice President — Finance and Chief Financial Officer, (2011)	2002	2005
Kelly S. Walters	50	Vice President and Chief Operating Officer — Electric (2011)	2001	2006
Ronald F. Gatz	65	Vice President and Chief Operating Officer — Gas (2006)	2001	2001
Blake Mertens	38	Vice President — Energy Supply and Delivery Operations (2015), Vice President — Energy Supply (2011)	2001	2011
Brent Baker(1)	37	Vice President — Customer Service, Transmission and Engineering (2015), Director of Customer Service (2011)	2003	2015
Robert W. Sager	41	Controller, Assistant Secretary, Assistant Treasurer and Principal Accounting Officer (2011)	2006	2011
Dale W. Harrington(2)	54	Corporate Secretary and Director of Investor Relations (2015), Director of Investor Relations and Assistant Secretary (2014), Director of Investor Relations (2014), Director of Financial Services (2011)	2002	2014
Mark T. Timpe(3)	56	Treasurer (2014), Director of Financial Services (2014)	2014	2014

(1)
Brent A. Baker was elected Vice-President — Customer Service, Transmission and Engineering effective March 1, 2015, succeeding Martin O. Penning who retired from his position as Vice-President — Commercial Operations effective February 28, 2015.

(2)
Dale W. Harrington was elected Secretary effective May 1, 2015, succeeding Janet S. Watson who retired from her position as Secretary effective April 30, 2015.

(3)
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

        Electric operating revenues received during 2015 were comprised of the following:

Retail customers	91.5%
Sales subject to FERC jurisdiction	5.1
SPP market revenues (not allocated to the jurisdictions)	2.7
Miscellaneous sources	0.7

        The percentage of retail regulated revenues derived from each state follows:

Missouri	89.0%
Kansas	4.8
Oklahoma	2.8
Arkansas	3.4

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

Environmental Matters

        See Note 11 of "Notes to Consolidated Financial Statements" under Item 8 for information regarding environmental matters.

Conditions Respecting Financing

        Our EDE Indenture of Mortgage and Deed of Trust, dated as of September 1, 1944, as amended and supplemented (the EDE Mortgage), and our Restated Articles of Incorporation (Restated Articles), specify earnings coverage and other conditions which must be complied with in connection with the issuance of additional first mortgage bonds or cumulative preferred stock, or the incurrence of unsecured indebtedness. Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The principal amount of all series of first mortgage bonds outstanding at any one time under the EDE Mortgage is limited by terms of the mortgage to $1.0 billion. Based on the $1.0 billion limit, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $297.0 million of new first mortgage bonds. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. The annual interest coverage requirement and retired bonds or 60% of net property additions tests would permit the issuance of more than $297.0 million of new first mortgage bonds; however, as discussed above, we are otherwise limited to the issuance of no more than $297.0 million of new first mortgage bonds. As of December 31, 2015, we are in compliance with all restrictive covenants of the EDE Mortgage.

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

        The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Gas Company, dated as of June 1, 2006, as amended and supplemented (the EDG Mortgage) is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of December 31, 2015, this test would allow us to issue approximately $19.5 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%. As of December 31, 2015, we are in compliance with all restrictive covenants of the EDG Mortgage.

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

We are exposed to reductions in revenue and increases in costs which we cannot control and which may adversely affect our business, financial condition and results of operations.

        The primary drivers of our electric operating margin (defined as electric revenues less fuel and purchased power costs) in any period are: (1) rates we can charge our customers, including timing of new rates, (2) weather, (3) customer growth and usage and (4) general economic conditions. Of the factors driving margin, weather has the greatest short-term effect on the demand for electricity for our regulated business. Mild weather reduces demand and, as a result, our electric operating revenues. In addition, changes in customer demand due to downturns in the economy, energy efficiency or increased use of self-generation and distributed energy technologies could reduce our revenues.

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

        Natural gas is delivered to our generation fleet at Riverton, State Line, and Energy Center via Southern Star Central Gas Pipeline. Although we have firm transportation contracts in place for a limited volume of daily natural gas deliveries, the actual delivery of natural gas can still be uncertain during winter peaking weather. The inability to procure commodity or pipeline commitments for non-firm delivery causes us to either rely on fuel oil as a back-up fuel for generation at State Line unit 1 or Energy Center units, and/or limit the generation offered into the SPP IM from State Line Combined Cycle and Riverton. As a result, we could incur higher fuel and purchased power costs than if the units were available for full commitment and dispatch.

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

        The SPP RTO implemented a Day-Ahead Market, or IM, in March 2014. The SPP IM functions as a centralized dispatch, where we and other members submit offers to sell power and bids to purchase power. The SPP matches offers and bids based upon operating and reliability considerations. The SPP reports that approximately 90% – 95% of all next day generation needed throughout the SPP territory is being cleared through the IM. This change could impact our fuel costs, however, the net financial effect of these IM transactions will be processed through our fuel adjustment mechanisms.

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

        Additionally, we cannot predict the impact that any future information technology or terrorist attack may have on the energy industry in general. Our wholly and jointly owned facilities, and those of the SPP and other SPP member companies, could be direct targets or indirect casualties of such attacks. The effects of such attacks could include disruption to our generation, transmission and distribution systems or to the electrical grid in general, and could increase the cost of insurance coverage or result in a decline in the U.S. economy.

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

Any reduction in our credit ratings could materially and adversely affect our business, financial condition and results of operations.

        Currently, our corporate credit ratings and the ratings for our securities are as follows:

	Moody's	Standard & Poor's
Corporate Credit Rating	Baa1	BBB
EDE First Mortgage Bonds	A2	A-
Senior Notes	Baa1	BBB
Commercial Paper	P-2	A-2
Outlook	Stable	Negative

        The ratings indicate the agencies' assessment of our ability to pay the interest and principal of these securities. A rating is not a recommendation to purchase, sell or hold securities and each rating should be evaluated independently of any other rating. The lower the rating, the higher the interest cost of the securities when they are sold. In addition, a downgrade in our senior unsecured long-term debt rating would result in an increase in our borrowing costs under our commercial paper program or bank credit facility. If any of our ratings fall below investment grade (investment grade is defined as Baa3 or above for Moody's and BBB- or above for Standard & Poor's), our ability to issue short-term debt, commercial paper or other securities or to market those securities would be impaired or made more difficult or expensive. Therefore, any such downgrades could have a material adverse effect on our business, financial condition and results of operations. To the extent we are unable to issue commercial paper, we will need to meet our short-term debt needs through borrowings under our revolving credit facilities, which may result in higher costs.

        We cannot assure you that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.

The cost and schedule of construction projects may materially change.

        Our capital expenditure budget for the next three years is estimated to be $380.8 million. This includes expenditures for environmental upgrades to our existing facilities and additions to our transmission and distribution systems. There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability, productivity or increased cost of qualified craft labor, start-up activities may take longer than planned, the scope and timing of projects may change, and other events beyond our control may occur that may materially affect the schedule, budget, cost and performance of projects. To the extent the completion of projects is delayed, we expect that the timing of receipt of increases in base rates reflecting our investment in such projects will be correspondingly delayed.

Costs associated with these projects will also be subject to prudency review by regulators as part of future rate case filings and all costs may not be allowed recovery.

Financial market disruptions may increase financing costs, limit access to the credit markets or cause reductions in investment values in our pension plan assets.

        We estimate our capital expenditures to be $115.1 million in 2016. Although we believe it is unlikely we will have difficulty accessing the markets for the capital needed to complete these projects (if such a need arises), financing costs could fluctuate. Financial market disruptions and volatility in discount rates could lead to increased funding obligations due to reduced asset values and increased benefit obligations. During 2015, our net pension and OPEB liability decreased $12.4 million. Our funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. The actual minimum pension funding requirements will be determined based on the results of the actuarial valuations and the performance of our pension assets during the current year. Future market changes could result in increased pension and OPEB liabilities and funding obligations.

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

Empire and its subsidiaries will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

        Uncertainty about the effect of the Merger on employees or vendors and others may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair Empire and its subsidiaries' ability to attract, retain and motivate key personnel until the Merger is completed, and could cause vendors and others that deal with us to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as current employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or fail to accept employment with Empire or its subsidiaries due to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business operations and financial results could be adversely affected.

        We expect that matters relating to the Merger, including cooperation with APUC's financing and integration-related issues will place a significant burden on management, employees and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management time on Merger-related issues could materially affect our financial results.

        In addition, the Merger Agreement restricts Empire and its subsidiaries, without Liberty's prior written consent, from taking specified actions until the Merger occurs or the Merger Agreement is terminated, including, without limitation: (i) making certain material acquisitions and dispositions of assets or businesses; (ii) making any capital expenditures in excess of specified amounts; (iii) incurring indebtedness, subject to certain exceptions; (iv) issuing equity or equity equivalents; and (v) paying quarterly cash dividends in excess of current levels. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement.

Failure to complete the Merger could negatively impact Empire and/or the market price of our common stock.

        There can be no assurance that the Merger will occur. Failure to complete the Merger may negatively impact the future trading price of our common stock. If the Merger is not completed, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that there is a high probability that the Merger will be completed. Additionally, if the Merger is not completed, we will have incurred significant costs, as well as the diversion of the time and attention of management. A failure to complete the Merger may also result in negative publicity, litigation against Empire or our directors and officers, and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and our stock price.

Empire and Liberty may be unable to obtain the required shareholder, governmental, regulatory, and other consents and approvals required to complete the Merger or, in order to receive such consents or approvals, the governmental or regulatory entities may impose restrictions or conditions that could cause a termination of the Merger Agreement.

        The closing of the Merger is subject to certain conditions, including, among others, (i) approval of Empire shareholders representing a majority of the outstanding shares of Empire common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and receipt of all required regulatory approvals and consents, including from the Federal Energy Regulatory Commission, the Federal Communications Commission, the Arkansas Public Service Commission, the Kansas Corporation Commission, the Missouri Public Service Commission, the Oklahoma Corporation Commission and the Committee on Foreign Investment in the United States, which approvals and consents shall not, individually or in the aggregate, have or be reasonably likely to have a material adverse effect on the business, properties, financial condition or results of operations of Liberty Utilities Co. and its subsidiaries (including for such purpose, Empire and its subsidiaries), taken as a whole, (iii) the absence of any law or judgment that prevents, makes illegal or prohibits the closing of the Merger, (iv) the absence of any material adverse effect with respect to Empire and (v) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement. The shareholder, governmental, regulatory, and other consents and approvals required to consummate the Merger may not be obtained at all, or may not be obtained on the proposed terms and schedules as contemplated by the parties. A substantial delay in obtaining the required shareholder, governmental, regulatory, and other consents and approvals or the imposition of unfavorable terms, conditions or restrictions contained in such approvals or consents could prevent or delay the completion of the Merger. Additionally, if certain closing conditions are not satisfied prior to the outside date specified in the Merger Agreement, either Empire or Liberty could be permitted to terminate the Merger Agreement and not consummate the Merger.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, we could incur significant transaction costs that could materially impact our financial performance and results of operations.

        In connection with entering into the Merger Agreement, Empire has incurred approximately $0.2 million of transaction costs as of December 31, 2015. We expect that the total transaction costs will be approximately $15 to $17 million, with approximately 50% payable in 2016 (assuming a 2017 closing date), of which approximately $4.5 million will be incurred in the first quarter of 2016. The Merger Agreement provides that upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay Liberty a termination fee of $53.0 million. Any fees due as a result of termination could have a material adverse effect on our results of operations, financial condition, and our stock price.

Potential future litigation against Empire and our directors challenging the Merger may prevent the Merger from being completed within the anticipated timeframe.

        Empire and/or our directors may potentially be named as defendants in lawsuits filed on behalf of public shareholders challenging the Merger and potentially seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms. We will incur significant transaction costs, including legal, filing, printing, and other costs relating to any litigation. If a plaintiff in a potential lawsuit or any other litigation that may be filed is successful in obtaining an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction will cause us to incur significant expense and may prevent the completion of the Merger in the expected timeframe or altogether.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Electric Segment Facilities

        Our generating facilities consist of three coal-fired generating plants, four natural gas generating plants and one hydroelectric generating plant. At December 31, 2015, we owned generating facilities with an aggregate generating capacity of 1,280 megawatts, reflecting the retirement of Riverton Unit 7 on June 30, 2014 and the retirement of Riverton Unit 8 and Unit 9 on June 30, 2015, but not including the combined cycle portion of Riverton Unit 12, which was not yet in operation as of December 31, 2015.

        The Asbury Plant, located near Asbury, Missouri, is a coal-fired generating station with a current generating capacity of 198 megawatts. In 2015, the plant accounted for approximately 15.5% of our owned generating capacity and accounted for approximately 28.1% of the energy generated by us. As part of our environmental Compliance Plan, discussed in Note 11 of "Notes to Consolidated Financial Statements" under Item 8, we installed a scrubber, fabric filter and powder activated carbon injection system at our Asbury plant in 2014. The addition of this air quality control system (AQCS) equipment was completed in December 2014. Routine plant maintenance, during which the entire plant is taken out of service, is scheduled annually, normally for approximately three to four weeks in the spring. Approximately every fifth year, the maintenance outage is scheduled to be extended to approximately six weeks to permit inspection of the Unit No. 1 turbine. When the Asbury Plant is out of service, we typically experience increased purchased power and fuel expenditures associated with replacement energy, which is likely to be recovered through our fuel adjustment clauses.

        We own a 12% undivided interest in the coal-fired Unit No. 1 and Unit No. 2 at the Iatan Generating Station located near Weston, Missouri, 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. We are entitled to 12% of the units' available capacity, currently 85 megawatts for Unit No. 1 and 106 megawatts for Unit No. 2, and are obligated to pay for that percentage of the operating costs of the units. KCP&L operates the units for the joint owners.

        We own a 7.52% undivided interest in the coal-fired Plum Point Energy Station located near Osceola, Arkansas. We are entitled to 50 megawatts, or 7.52% of the unit's available capacity.

        Our generating plant located at Riverton, Kansas, has three gas-fired combustion turbine units (Units 10, 11 and 12) with an aggregate generating capacity of 177 megawatts. As part of our environmental Compliance Plan, discussed in Note 11 of "Notes to Consolidated Financial Statements" under Item 8, we are currently completing the conversion of Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The tie-in outage for the Riverton Unit 12 Combined Cycle Project was completed in October 2015 and mechanical completion was achieved on December 15, 2015. Start-up and commissioning of the unit is currently in progress with contractual substantial completion expected by June 1, 2016. Riverton Unit 7 was permanently removed from service on June 30, 2014, and Unit 8 and Unit 9 were retired on June 30, 2015.

        Our State Line Power Plant, which is located west of Joplin, Missouri, consists of Unit No. 1, a combustion turbine unit with generating capacity of 96 megawatts and a Combined Cycle Unit with generating capacity of 495 megawatts of which we are entitled to 60%, or 295 megawatts. The Combined Cycle Unit consists of the combination of two combustion turbines, two heat recovery steam generators, a steam turbine and auxiliary equipment. The Combined Cycle Unit is jointly owned with Westar Generating Inc., a subsidiary of Westar Energy, Inc., which owns the remaining 40% of the unit. We are the operator of the Combined Cycle Unit and Westar reimburses us for a percentage of the operating costs per our joint ownership agreement. All units at our State Line Power Plant burn natural gas as a primary fuel with Unit No. 1 having the additional capability of burning oil.

        We have four combustion turbine peaking units at the Empire Energy Center in Jasper County, Missouri, with an aggregate generating capacity of 257 megawatts. These peaking units operate on natural gas, as well as oil.

        Our hydroelectric generating plant (FERC Project No. 2221), located on the White River at Ozark Beach, Missouri, has a generating capacity of 16 megawatts. We have a thirty -year license, effective March 1, 1992, from the FERC to operate this plant which forms Lake Taneycomo in southwestern Missouri. We are about to start the renewal process on this license, which expires in 2022.

        At December 31, 2015, our transmission system consisted of approximately 22 miles of 345 kV lines, 405 miles of 161 kV lines, 745 miles of 69 kV lines and 82 miles of 34.5 kV lines. Our distribution system consisted of approximately 6,932 miles of line at December 31, 2015 and 6,911 miles as of December 31, 2014.

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

Gas Segment Facilities

        At December 31, 2015, our principal gas utility properties consisted of approximately 87 miles of transmission mains and approximately 1,189 miles of distribution mains.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (ticker symbol: EDE). On February 1, 2016, there were 4,048 record holders and 26,258 individual participants in security position listings. The following table presents the high and low sales prices (and quarter end closing sales prices) for our common stock as reported by the New York Stock Exchange for composite transactions, and the amount per share of quarterly dividends declared and paid on the common stock for each quarter during 2015 and 2014.

	High	Low	Close	Dividends Paid Per Share
2015 Quarter Ended:
March 31	$31.49	$23.67	$24.82	$0.260
June 30	25.41	21.56	21.80	0.260
September 30	23.99	20.69	22.03	0.260
December 31	29.41	21.40	28.07	0.260
2014 Quarter Ended:
March 31	$24.50	$22.04	$24.32	$0.255
June 30	25.70	23.23	25.68	0.255
September 30	26.00	24.00	24.15	0.255
December 31	31.20	24.09	29.74	0.260

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

        In the first quarter of 2016, the Board of Directors declared a quarterly dividend of $0.26 per share on common stock payable on March 15, 2016 to holders of record as of March 1, 2016. As of December 31, 2015, our retained earnings balance was $101.4 million, compared to $90.3 million at December 31, 2014. A reduction of our dividend per share, partially or in whole, could have an adverse effect on our common stock price.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation — Dividends" for information on limitations on our ability to pay dividends on our common stock.

        During 2015, no purchases of our common stock were made by us or on our behalf.

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

        The following graph and table indicates the value at the end of the specified years of a $100 investment made on December 31, 2010, in our common stock and similar investments made in the securities of the companies in the Standard & Poor's 500 Composite Index (S&P 500 Index) and the Standard & Poor's Electric Utilities Index (S&P Electric Utility). The graph and table assume that dividends were reinvested when received.

Total Return Analysis	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
The Empire District Electric Company	$100.00	$98.06	$99.50	$115.97	$158.30	$156.20
S&P Electric Utilities Index	$100.00	$120.97	$120.30	$129.68	$170.15	$160.95
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75

ITEM 6.    SELECTED FINANCIAL DATA

(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating revenues(1)	$605,573	$652,330	$594,330	$557,097	$576,870
Operating income	$96,301	$99,999	$99,663	$96,221	$96,934
Total allowance for funds used during construction	$7,695	$9,917	$5,940	$1,928	$512
Net income	$56,597	$67,103	$63,445	$55,681	$54,971
Weighted average number of common shares outstanding — basic	43,671	43,291	42,781	42,257	41,852
Weighted average number of common shares outstanding — diluted	43,718	43,314	42,803	42,284	41,887
Total earnings per weighted average share of common stock — basic	$1.30	$1.55	$1.48	$1.32	$1.31
Total earnings per weighted average share of common stock — diluted	$1.29	$1.55	$1.48	$1.32	$1.31
Cash dividends per share	$1.04	$1.025	$1.005	$1.00	$0.64
Common dividends paid as a percentage of net income	80.3%	66.1%	67.8%	75.9%	48.6%
Allowance for funds used during construction as a percentage of net income	13.6%	14.8%	9.4%	3.5%	0.9%
Book value per common share (actual) outstanding at end of year	$18.32	$18.02	$17.43	$16.90	$16.53
Capitalization:
Common equity	$802,730	$783,298	$750,123	$717,798	$693,989
Long-term debt	$837,947	$803,189	$743,428	$691,626	$692,259
Ratio of earnings to fixed charges	2.65X	3.02X	2.97X	2.89X	2.87X
Total assets	$2,455,303	$2,371,056	$2,145,045	$2,126,369	$2,021,835
Plant in service at original cost	$2,601,592	$2,541,582	$2,332,341	$2,284,022	$2,176,650
Capital expenditures (including AFUDC)	$176,525	$222,852	$160,196	$146,287	$101,177

(1)
Includes SPP IM net revenues of $15.0 million and $41.9 million in 2015 and 2014, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Electric Segment

        As a vertically integrated regulated utility, the primary drivers of our electric operating margin (defined as electric revenues less fuel and purchased power costs) in any period are: (1) rates we can charge our customers, including timing of new rates, (2) weather, (3) customer growth and usage and (4) general economic conditions. The utility commissions in the states in which we operate, as well as the Federal Energy Regulatory Commission (FERC), set the rates which we can charge our customers. In order to offset expenses, we depend on our ability to receive adequate and timely recovery of our costs (primarily fuel and purchased power and construction costs) and/or rate relief. We assess the need for rate relief in all of the jurisdictions we serve and file for such relief when necessary. The regulatory lag that occurs between the time we incur costs and the time when we can start recovering the costs through rates has a negative impact on earnings. The effects of timing of rate relief are discussed in detail in Note 3 of "Notes to the Consolidated Financial Statements" under Item 8. Of the factors driving electric operating margin, weather has the greatest short-term effect on the demand for electricity for our regulated business. Very hot summers and very cold winters increase electric demand, while mild weather reduces demand. Residential and commercial sales are impacted more by weather than industrial sales, which are mostly affected by business needs for electricity and by general economic conditions.

        Customer growth, which is the growth in the number of customers, contributes to the demand for electricity. We expect our electric customer and sales growth to be less than 1.0% annually over the next several years. Our electric customer growth for the year ended December 31, 2015 was 0.5%. We define electric sales growth to be growth in kWh sales period over period excluding the estimated impact of weather. The primary drivers of electric sales growth are customer growth, customer usage and general economic conditions.

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

        Customer growth, which is the growth in the number of customers, contributes to the demand for gas. Our annual customer growth is calculated by comparing the number of customers at the end of a year to the number of customers at the end of the prior year. Our gas segment customer count decreased 0.5% for the year ended December 31, 2015, which we believe was due to population losses in the rural communities we serve. We expect gas customer growth to be flat during the next several years. We define gas sales growth to be growth in mcf sales excluding the impact of weather. The primary drivers of gas sales growth are customer growth and general economic conditions.

        The primary driver of our gas operating expense in any period is the price of natural gas. However, because gas purchase costs for our gas utility operations are normally recovered from our customers, any change in gas prices does not have a corresponding impact on income unless such costs are deemed imprudent or cause customers to reduce usage.

Earnings

        For the year ended December 31, 2015, basic earnings per weighted average share of common stock were $1.30 and diluted earnings per weighted average share of common stock were $1.29 on $56.6 million of net income. For the year ended December 31, 2014, basic and diluted earnings per weighted average share of common stock were $1.55 on $67.1 million of net income. Increased electric gross margin positively impacted net income for 2015 as compared to 2014 mainly due to increased electric rates for our Missouri customers effective July 26, 2015 and improved customer counts. The impact of mild weather during the 2015 heating season, as well as increased regulatory operating and maintenance expense, property taxes, and depreciation and amortization expense negatively impacted 2015 results. These increased expenses were driven in large part by the completion of the Asbury Air Quality Control System (AQCS) environmental upgrade that went into service December 14, 2014. Due to regulatory lag, however, these higher costs did not begin to be recovered in electric rates until new Missouri rates took effect on July 26, 2015.

        The table below sets forth a reconciliation of basic and diluted earnings per share (EPS) between 2014 and 2015, which is a non-GAAP presentation. The economic substance behind our non-GAAP earnings per share measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the period.

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

Earnings Per Share — 2014	$1.55
Gross Margins
Electric segment	0.12
Gas segment	(0.04)
Other segment	0.01

Total Gross Margin	0.09
Operating expenses — electric segment	(0.04)
Operating expenses — gas segment	0.00
Operating expenses — other segment	0.00
Maintenance and repairs	(0.03)
Depreciation and amortization	(0.11)
Other taxes	(0.03)
AFUDC	(0.03)
Interest charges	(0.05)
Change in effective income tax rates	(0.01)
Other income and deductions	(0.03)
Dilutive effect on additional shares issues	(0.01)

Earnings Per Share — 2015	$1.30

Fourth Quarter Results

        Earnings for the fourth quarter of 2015 were $9.9 million, or $0.23 per share, as compared to $11.1 million, or $0.26 per share, in the fourth quarter of 2014. Electric segment gross margin increased during the quarter ending December 31, 2015 compared to the 2014 quarter, reflecting increased electric rates for our Missouri customers effective July 26, 2015 and improved customer counts. The impact of mild weather, as well as increased regulatory operating expense, property taxes, and depreciation and amortization expense and reduced AFUDC, negatively impacted 2015 fourth quarter results.

2015 Activities

Riverton Unit 12 Combined Cycle Project

        As part of our environmental Compliance Plan, discussed in Note 11 of "Notes to Consolidated Financial Statements" under Item 8, we are currently completing the conversion of Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The tie-in outage for the Riverton Unit 12 Combined Cycle Project was completed in October 2015 and mechanical completion was achieved on December 15, 2015. Start-up and commissioning of the unit is currently in progress with contractual substantial completion by June 1, 2016.

Regulatory Matters

        On October 16, 2015, we filed a request with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in total revenue of approximately $33.4 million, or approximately 7.3%. The most significant factor driving the rate request is the cost associated with the conversion of the Riverton Unit 12 natural gas combustion turbine to combined cycle operation. (See Note 11 — New Construction of "Notes to Consolidated Financial Statements" under Item 8).

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

        On January 22, 2015, we filed an Application with the Kansas Corporation Commission (KCC) requesting approval of our Ad Valorem Tax Surcharge (AVTS). The request sought approval for an annual increase of $0.27 million related to increases in Ad Valorem taxes which exceed amounts currently included in base rates. On February 19, 2015, the KCC approved the request. The new rate was effective on and after February 23, 2015. On January 21, 2016, we filed an Application with the KCC requesting approval for a revision to the AVTS. The request sought approval for an annual increase of an additional $0.20 million related to increases in Ad Valorem taxes which exceed amounts currently included in our AVTS rider currently in effect.

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

        On October 29, 2013, we filed an application with the MPSC seeking approval, pursuant to the Missouri Energy Efficiency Investment Act (MEEIA), of a new Missouri demand-side management (DSM) portfolio, including four new DSM programs, and for the authority to establish a Demand Side Management Investment Mechanism (DSIM). On July 24, 2015, we filed a motion to withdraw our MEEIA filing. We will continue our current portfolio of Energy Efficiency programs, with recovery through base rates. We will review the need for a future MEEIA filing in conjunction with our 2016 Integrated Resource Plan (IRP).

        On July 31, 2015, we filed a notice updating our most recent IRP, with the MPSC. In the notice we indicated that Riverton Units 8 and 9 were retired on June 30, 2015. The notice also provides additional information on our MEEIA application withdrawal mentioned above.

        On May 6, 2015, the MPSC approved tariffs we filed on May 5, 2015 to establish solar rebate payment procedures and revise our net metering tariffs to accommodate the payment of solar rebates mandated by the Missouri Clean Energy Initiative. The law provides a number of methods that may be utilized to recover the associated expenses. We expect these costs to be recoverable in rates. See Note 11 — Renewable Energy of "Notes to Consolidated Financial Statements" under Item 8 for information regarding the Clean Energy Initiative.

        On February 23, 2015, we filed a notice with the Arkansas Public Service Commission (APSC) to implement the Alternative Generation Environmental Recovery Rider (GER) pursuant to the provision of Act 310 of 1981. The GER recovers reasonably incurred costs and expenditures as a direct result of legislative or regulatory requirements relating to the protection of the public health, safety, or the environment. Our implemented GER recovers our Arkansas jurisdictional share of investment associated with the Asbury AQCS. The new GER was effective upon notice (February 23, 2015) subject to refund. On August 5, 2015, the APSC approved the GER.

        For additional information on all these cases, see Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for information regarding regulatory matters.

Financing Activities

        On June 11, 2015, we entered into a Bond Purchase Agreement for a private placement of $60.0 million of 3.59% First Mortgage Bonds due 2030. A delayed settlement occurred on August 20, 2015. Interest is payable semi-annually on the bonds on each February 20 and August 20, commencing February 20, 2016. We utilized the proceeds from the sale of the bonds for the Riverton combined cycle project and for general corporate purposes.

        For additional information, see Note 6 of "Notes to Consolidated Financial Statements" under Item 8.

Subsequent Events

Pending Acquisition of Empire by Liberty Utilities (Central) Co.

        On February 9, 2016, Empire entered into an Agreement and Plan of Merger (the Merger Agreement) with Liberty Utilities (Central) Co., a Delaware corporation (Liberty), and Liberty Sub Corp., a Kansas corporation (Merger Sub), providing for the merger of Merger Sub with and into Empire, with Empire surviving the Merger as a wholly-owned subsidiary of Liberty (the Merger). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Empire common stock (other than any shares owned by Empire or Algonquin Power & Utilities Corp. (APUC)) or any of their respective subsidiaries or any shares for which appraisal rights have been perfected) will be cancelled and converted automatically into the right to receive $34.00 in cash, without interest.

        The closing of the Merger is subject to certain conditions, including, among others, approval of Empire shareholders, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and receipt of all required regulatory approvals and consents, including from the Federal Energy Regulatory Commission, the Federal Communications Commission, the Arkansas Public Service Commission, the Kansas Corporation Commission, the Missouri Public Service Commission, the Oklahoma Corporation Commission and the Committee on Foreign Investment in the United States, which approvals and consents shall not, individually or in the aggregate, have or be reasonably likely to have a material adverse effect on the business, properties, financial condition or results of operations of Liberty Utilities Co. and its subsidiaries (including Empire and its subsidiaries), taken as a whole.

        If Empire shareholders do not approve the Merger, or the Merger is not consummated by February 9, 2017, the Merger Agreement may terminate, although it may be extended six months in order to obtain certain required regulatory approvals. The Merger Agreement also provides for certain other termination rights for both Empire and Liberty. If either party terminates the Merger Agreement because Empire's board of directors changes its recommendation, or, if within nine months after the termination of the Merger Agreement under certain circumstances, Empire shall have entered into a definitive agreement with respect to, or consummated, an alternative transaction, Empire must pay Liberty a termination fee of $53.0 million. If the Merger Agreement is terminated under certain other circumstances, including the failure to obtain required regulatory approvals, failure to consummate the Merger after all closing conditions have been satisfied and a financing failure has occurred or a breach by Liberty of its regulatory cooperation covenants, Liberty must pay Empire a termination fee of $65.0 million.

        Simultaneously with the execution of the Merger Agreement, Liberty delivered to Empire a guarantee agreement (the Guarantee Agreement) executed by APUC, the parent of Liberty Utilities Co. The Guarantee Agreement provides for an unconditional and irrevocable guarantee by APUC of the full and prompt payment and performance, when due, of all obligations of Liberty and Merger Sub under the Merger Agreement.

        In connection with entering into the Merger Agreement, Empire has incurred approximately $0.2 million of transaction costs as of December 31, 2015. We expect that the total transaction costs will be approximately $15 to $17 million, with approximately 50% payable in 2016 (assuming a 2017 closing date), of which approximately $4.5 million will be incurred in the first quarter of 2016. The foregoing description of the Merger, the Merger Agreement and the Guarantee is not a complete description thereof and is qualified in its entirety by reference to the full text of the Merger Agreement and the Guarantee. For more information regarding the terms of the Merger, including copies of the Merger Agreement and the Guarantee, see Empire's Current Report on Form 8-K filed with the SEC on February 9, 2016.

RESULTS OF OPERATIONS

        The following discussion analyzes significant changes in the results of operations for the years 2015, 2014 and 2013.

        The following table represents our results of operations by operating segment for the applicable years ended December 31 (in millions):

	2015	2014	2013
Electric	$52.2	$61.5	$58.6
Gas	1.3	2.9	2.3
Other	3.1	2.7	2.5

Net income	$56.6	$67.1	$63.4

Electric Segment

Overview

        Our electric segment income for 2015 was $52.2 million as compared to $61.5 million and $58.6 million for 2014 and 2013, respectively.

        Electric on-system operating revenues for 2015, 2014, and 2013 were comprised of the following customer classes:

	2015	2014	2013
Residential	42.9%	43.4%	43.9%
Commercial	31.9	31.6	31.3
Industrial	16.4	15.5	15.5
Wholesale on-system	3.3	4.1	3.9
Miscellaneous sources*	2.9	2.8	2.9
Other electric revenues	2.6	2.6	2.5

*
Primarily other public authorities

Sales, Revenues and Gross Margin

KWh Sales

        The amounts and percentage changes from the prior periods in kilowatt-hour ("kWh") sales by major customer class for on-system (native load) sales were as follows (in millions):

	kWh Sales
Customer Class	2015	2014	% Change(1)	2014	2013	% Change(1)
Residential	1,836.2	1,950.4	(5.9)%	1,950.4	1,936.6	0.7%
Commercial	1,577.4	1,583.8	(0.4)	1,583.8	1,541.7	2.7
Industrial	1,064.5	1,031.6	3.2	1,031.6	1,015.5	1.6
Wholesale on-system	330.8	336.3	(1.6)	336.3	343.1	(2.0)
Other(2)	131.1	128.0	2.4	128.0	129.4	(1.1)

Total on-system sales	4,940.0	5,030.1	(1.8)	5,030.1	4,966.3	1.3

(1)
Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2)
Other kWh sales include street lighting, other public authorities and interdepartmental usage.

        KWh sales for our on-system customers decreased during 2015 as compared to 2014 primarily due to decreased demand due to weather impacts. Residential kWh sales, the more weather sensitive class, decreased 5.9% primarily due to the impacts of milder weather during the 2015 heating season as compared to 2014. Commercial kWh sales decreased only 0.4% due to increased customer growth offsetting the impact of mild weather. Industrial sales increased 3.2% during 2015 as compared to 2014 mainly due to increased usage. Total heating degree days (the sum of the number of degrees that the daily average temperature for each day during that period was below 65° F) for 2015 were 16.6% less than 2014 and 11.3% less than the 30-year average. Total cooling degree days (the cumulative number of degrees that the average temperature for each day during that period was above 65° F) for 2015 were 5.8% more than 2014 and 12.0% more than the 30-year average.

        KWh sales for our on-system customers increased during 2014 as compared to 2013 primarily due to increased demand due to weather impacts, increased commercial demand and increased customer counts. Residential and commercial kWh sales increased 0.7% and 2.7%, respectively, primarily due to these weather impacts and increased customer counts. Industrial sales increased 1.6% during 2014 as compared to 2013 due to increased usage. On-system wholesale kWh sales decreased during 2014 as compared to 2013 reflecting the closure of a large dairy facility in Monett, Missouri during the second half of 2013. Total heating degree days for 2014 were 1.2% more than 2013 and 6.3% more than the 30-year average. Total cooling degree days for 2014 were 3.7% more than 2013 and 5.8% more than the 30-year average.

Revenues and Gross Margin

        As shown in the Electric Segment Operating Revenues and Gross Margin table below, electric segment gross margin, defined as electric revenues less fuel and purchased power costs, increased approximately $7.8 million during 2015 as compared to 2014. Electric segment gross margin was positively impacted by the new Missouri retail on-system rate increase effective July 26, 2015 and an increase in average electric customer counts. Electric segment gross margin increased approximately $16.4 million during 2014 as compared to 2013 due to a full twelve months of increased Missouri electric rates that were effective April 1, 2013, increased demand resulting from weather impacts, higher commercial demand and an increase in average electric customer counts.

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

	Electric Segment Operating Revenues and Gross Margin
Customer Class	2015	2014	% Change(1)	2014	2013	% Change(1)
Residential	$230.6	$236.5	(2.5)%	$236.5	$227.7	3.9%
Commercial	171.7	172.3	(0.3)	172.3	162.4	6.1
Industrial	88.2	84.7	4.1	84.7	80.5	5.3
Wholesale on-system	18.0	22.3	(19.2)	22.3	20.0	11.4
Other(2)	15.7	15.2	3.1	15.2	15.0	2.1

Total on-system revenues	524.2	531.0	(1.3)	531.0	505.6	5.0
Off-system wholesale(3)	—	3.2	(100.0)	3.2	15.5	(79.2)
SPP IM net revenues(3)	15.0	41.9	(64.1)	41.9	—	100.0

Total revenues from KWh sales	539.2	576.1	(6.4)	576.1	521.1	10.6
Miscellaneous revenues(4)	13.8	14.3	(3.9)	14.3	13.2	8.2

Total electric operating revenues	$553.0	$590.4	(6.3)	$590.4	$534.3	10.5
Water revenues	2.1	2.1	(0.3)	2.1	2.1	(3.3)

Total electric segment operating revenues	$555.1	$592.5	(6.3)	$592.5	$536.4	10.5
Actual fuel and purchased power expenditures	$141.0	$165.2	(14.7)	$165.2	$182.1	(9.3)
SPP IM net purchases(3)	22.6	55.9	(59.6)	55.9	—	100.0
Net fuel recovery and deferral	8.9	(3.8)	(332.9)	(3.8)	(3.6)	6.2
SWPA amortization(5)	(2.5)	(2.6)	(4.9)	(2.6)	(2.8)	(5.4)
Unrealized (gain)/loss on derivatives	(0.1)	0.4	(113.3)	0.4	(0.3)	(237.4)

Total fuel and purchased power expense per income statement	169.9	215.1	(21.0)	215.1	175.4	22.6

Total Gross Margin	$385.2	$377.4	2.1	$377.4	$361.0	4.5

(1)
Slight differences from actual results, including percentage changes, may occur which may not agree to the rounded amounts shown above due to rounding to millions and percentage change based on actual, not rounded amounts shown.

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

(5)
Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010, of which $10.6 million of the Missouri portion remains to be amortized as of December 31, 2015.

        Revenues for our on-system customers decreased approximately $6.8 million (1.3%) during 2015 as compared to 2014. Increased revenues of $10.4 million, primarily due to the July 2015 increase in Missouri electric rates mentioned above, net of a $3.3 million decrease resulting from a lowering of Missouri base fuel recovery, contributed an estimated $7.1 million to revenues. Improved customer counts increased revenues an estimated $2.3 million. Weather and other volumetric related factors decreased revenues an estimated $10.3 million in 2015 as compared to 2014. Also negatively impacting revenues was a $1.3 million decrease in Missouri non-base fuel recovery revenue and a $3.2 million decrease in non-Missouri fuel recovery revenue (both of which were offset by a corresponding change in fuel expenses, resulting in no net effect on gross margin). Also decreasing revenues was a $1.4 million January 2015 refund to FERC wholesale customers, reflecting lower fuel costs from the SPP IM.

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

SPP Integrated Marketplace (IM) and Off-System Electric Transactions.

        In the past, in addition to sales to our own customers, we also sold power to other utilities as available, including (since 2007) through the SPP Energy Imbalance Services (EIS) market. However, on March 1, 2014, the SPP RTO implemented a Day-Ahead Market, or Integrated Marketplace (IM), which replaces the real-time EIS market. SPP IM activity is settled for each market participant in various time increments. When we sell more generation to the market than we purchase, based on the prescribed time increments, the net sale and corresponding net revenue is included as part of electric revenues. When we purchase more generation from the market than we sell, based on the prescribed time increments, the net purchase cost is recorded as a component of fuel and purchased power on the financial statements. See the Electric Segment Operating Revenues and Gross Margin table (SPP IM net purchases) above and "— Markets and Transmission" below. The majority of our market activity sales margin is included as a component of the fuel adjustment clause in our Missouri, Kansas and Oklahoma jurisdictions and our transmission rider in our Arkansas jurisdiction. As a result, nearly all of the market activity sales margin flows back to the customer and has little effect on gross margin or net income.

Operating Expenses — Other Than Fuel and Purchased Power

        The table below shows regulated operating expense increases/(decreases) during 2015 as compared to 2014 and during 2014 as compared to 2013 (in millions):

	2015 vs. 2014	2014 vs. 2013
Regulated operating expense:
Transmission expense(1)	$1.2	$5.0
Distribution expense	(0.2)	1.1
Power operation expense(2)	2.2	0.4
Customer accounts and assistance expense	0.0	0.4
Employee pension expense	(0.2)	(0.1)
Employee health care expense	1.0	(1.0)
General office supplies and expense	(0.5)	2.2
Administrative and general expense	0.4	(0.4)
Allowance for uncollectible accounts	(1.1)	(0.1)
Regulatory reversal of gain on sale of assets	0.0	(1.2)
Other miscellaneous accounts (netted)	0.0	(2.5)

TOTAL	$2.8	$3.8

(1)
Mainly due to increased SPP transmission charges.

(2)
Mainly due to a $1.0 million increase in power operation expense for the Asbury plant.

        The table below shows maintenance and repairs expense increases/(decreases) during 2015 as compared to 2014 and during 2014 as compared to 2013(in millions):

	2015 vs. 2014	2014 vs. 2013
Maintenance and repairs expense:
Transmission and distribution maintenance expense	$(1.5)	$3.1
Maintenance and repairs expense at:
Energy Center	(1.1)	1.3
Asbury plant	0.0	1.2
SLCC(1)	3.1	(0.6)
State Line plant	(0.2)	(0.3)
Iatan plant	0.5	0.3
Plum Point plant	(0.9)	(0.1)
Riverton plant(2)	2.0	0.8
Water plant	(0.2)	0.2
Other miscellaneous accounts (netted)	0.0	0.0

TOTAL	$1.7	$5.9

(1)
Mainly due to a planned maintenance outage.

(2)
Mainly due to a new maintenance contract for the Riverton facility.

        Depreciation and amortization expense increased approximately $7.2 million (10.7%) during 2015 as compared to 2014 primarily due to increased plant in service reflecting the completion of the Asbury AQCS project and other additions to plant in service. Depreciation and amortization expense increased approximately $3.9 million (6.1%) during 2014 as compared to 2013, primarily due to increased depreciation rates resulting from our 2013 Missouri electric rate case settlement and increased plant in service.

        Other taxes increased approximately $2.3 million in 2015 and $1.8 million in 2014 due to increased property tax (reflecting our additions to plant in service) and increased municipal franchise taxes.

Gas Segment

Gas Operating Revenues and Sales

        The following table details our natural gas sales for the years ended December 31:

	Total Gas Delivered to Customers
(bcf sales)	2015	2014	% Change	2014	2013	% Change
Residential	2.22	2.76	(19.6)%	2.76	2.74	0.6%
Commercial(1)	1.04	1.27	(18.1)	1.27	1.35	(5.5)
Industrial	0.04	0.06	(38.8)	0.06	0.07	(13.5)
Other(2)	0.03	0.04	(19.6)	0.04	0.04	3.1

Total retail sales	3.33	4.13	(19.4)	4.13	4.20	(1.6)
Transportation sales(1)	4.45	4.92	(9.5)	4.92	4.53	8.6

Total gas operating sales	7.78	9.05	(14.0)	9.05	8.73	3.7

(1)
Several commercial customers transferred to transportation customers during 2014, reflecting the decrease in commercial sales and the increase in transportation sales during 2014 compared to 2013.

(2)
Other includes other public authorities and interdepartmental usage.

        The following table details our natural gas revenues for the years ended December 31:

	Operating Revenues and Cost of Gas Sold
($ in millions)	2015	2014	% Change	2014	2013	% Change
Residential	$26.3	$32.9	(20.1)%	$32.9	$31.6	4.2%
Commercial(1)	10.7	13.6	(21.6)	13.6	13.7	(0.2)
Industrial	0.3	0.5	(41.2)	0.5	0.5	4.2
Other(2)	0.3	0.4	(21.6)	0.4	0.3	6.8

Total retail revenues	$37.6	$47.4	(20.7)	$47.4	$46.1	2.9
Other revenues	0.4	0.4	(7.0)	0.4	0.4	5.0
Transportation revenues(1)	3.7	4.0	(6.8)	4.0	3.5	12.9

Total gas operating revenues	$41.7	$51.8	(19.6)	$51.8	$50.0	3.6
Cost of gas sold	19.5	27.0	(27.8)	27.0	25.8	4.8

Gas segment gross margin	$22.2	$24.8	(10.5)	$24.8	$24.2	2.4

(1)
Several commercial customers transferred to transportation customers during 2014, reflecting the decrease in commercial revenues and the increase in transportation revenues during 2014 compared to 2013.

(2)
Other includes other public authorities and interdepartmental usage.

        Gas retail sales decreased 19.4% and gas retail revenues decreased 20.7% during 2015 as compared to 2014 primarily due to decreased demand from the impacts of milder weather during the 2015 heating season as compared to 2014. Weather in our gas territory in the fourth quarter of 2015 was the mildest in 34 years. Heating degree days were 19.1% lower in 2015 than 2014 and 10.8% lower than the 30-year average. Our gas segment gross margin (defined as gas operating revenues less cost of gas in rates) for 2015 decreased $2.6 million compared to 2014.

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

Operating Revenue Deductions

        The table below shows regulated operating expense increases/(decreases) for the years ended December 31:

(in millions)	2015 vs. 2014	2014 vs. 2013
Distribution operation expense	$0.3	$(0.2)
Transmission operation expense	0.1	0.1
Customer accounts expense	(0.5)	(0.6)
Miscellaneous	0.2	(0.1)

TOTAL	$0.1	$(0.8)

        Our gas segment had net income of $1.3 million in 2015 as compared to $2.9 million in 2014 and $2.3 million in 2013.

Consolidated Company

Income Taxes

        The following table shows our consolidated provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable years ended December 31:

	2015	2014	2013
Consolidated provision for income taxes	$33.8	$39.2	$37.5
Consolidated effective federal and state income tax rates	37.4%	36.9%	37.1%

        The effective tax rate for 2015 is higher than 2014 primarily due to lower equity AFUDC income in 2015 compared with 2014. The effective tax rate for 2014 is lower than 2013 primarily due to higher equity AFUDC income in 2014 compared with 2013.

        See Note 9 of "Notes to Consolidated Financial Statements" under Item 8 for information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

        The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended December 31. AFUDC decreased in 2015 as compared to 2014 reflecting the completion of the environmental retrofit project at our Asbury plant in December 2014. AFUDC increased in 2014 as compared to 2013 reflecting construction for the environmental retrofit project at our Asbury plant and the Riverton 12 combined cycle project. See Note 1 of "Notes to Consolidated Financial Statements" under Item 8.

($ in millions)	2015	2014	2013
Allowance for equity funds used during construction	$4.9	$6.4	$3.8
Allowance for borrowed funds used during construction	2.8	3.5	2.1

Total AFUDC	$7.7	$9.9	$5.9

        Total interest charges on long-term and short-term debt for 2015, 2014 and 2013 are shown below. The change in long-term debt interest for 2015 compared to 2014 reflects the issuance on December 1, 2014, of $60.0 million of 4.27% First Mortgage Bonds due 2044 and the issuance of $60.0 million of 3.59% First Mortgage Bonds due 2030 on August 20, 2015. The proceeds from both bond issuances were used to refinance existing short-term indebtedness and for general corporate purposes.

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

	Interest Charges ($ in millions)
	2015	2014	Change	2014	2013	Change
Long-term debt interest	$43.8	$40.6	7.8%	$40.6	$40.3	0.7%
Short-term debt interest	0.3	0.1	>100.0	0.1	0.1	90.5
Other interest	1.0	1.0	4.6	1.0	1.1	(7.1)

Total interest charges	$45.1	$41.7	8.1	$41.7	$41.5	0.6

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

        The following table sets forth information regarding electric and water rate increases since January 1, 2013:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri — Electric	August 29, 2014	$17,125,000	3.90%	July 26, 2015
Kansas — Electric	December 5, 2014	$782,479	4.71%	June 1, 2015
Arkansas — Electric	February 23, 2015	$457,000	3.35%	February 23, 2015
Kansas — Electric	January 22, 2015	$273,455	1.08%	February 23, 2015
Arkansas — Electric	December 3, 2013	$1,366,809	11.34%	September 26, 2014
Missouri — Electric	July 6, 2012	$27,500,000	6.78%	April 1, 2013

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

        As part of the IM, we and other SPP members submit generation offers to sell our power and bids to purchase power into the SPP market, with the SPP serving as a centralized commitment and dispatch of SPP members' generation resources. The SPP matches offers and bids based upon operating and reliability considerations. The SPP reports that approximately 90% – 95% of all next day generation needed throughout the SPP territory is being cleared through the IM. We also acquire Transmission Congestion Rights (TCR) through annual and monthly processes in an attempt to mitigate congestion costs associated with the power we purchase from the IM. When we sell more generation to the market than we purchase for a given settlement period, the net sale is included as part of electric revenues. When we purchase more generation from the market than we sell, the net purchase is recorded as a component of fuel and purchased power on our financial statements. The net financial effect of these IM transactions is included in our fuel adjustment mechanisms and therefore has little impact on gross margin.

        SPP/Midcontinent Independent System Operator (MISO) Joint Operating Agreement and Plum Point Delivery:    Due to Plum Point's physical location and interconnection, transmission service from Entergy/MISO is required for delivery. On December 19, 2013, Entergy voluntarily integrated its generation, transmission, and load into the MISO regional transmission organization. Based on the current terms and conditions of MISO membership, Entergy's participation in MISO has increased transmission delivery costs for our Plum Point power station as well as utilizes our transmission system without compensation.

        As a result, we have participated with the SPP members and other impacted utilities in two separate FERC settlement proceedings in an effort to reduce the costs to our customers. On October 13, 2015, SPP members, SPP, MISO and MISO members filed a settlement at the FERC regarding MISO's unreserved and uncompensated use of the SPP members' systems. If approved by the FERC, the agreement will provide compensation and governance for the continued shared use of the transmission system among MISO, SPP and others impacted. However, the regional through and out transmission delivery rate (RTOR) dispute regarding Plum Point will go to hearing at the FERC. On May 20, 2015, we along with KCPL-GMO, AECI, and Southern Company filed a formal 206 complaint at the FERC that the ROTR rate was unjust and unreasonable. A procedural schedule was issued by the FERC on October 8, 2015 with hearings to commence on April 25, 2016 and an initial decision scheduled for August 10, 2016.

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

Summary of Cash Flows

	Fiscal Year
(in millions)	2015	2014	2013
Cash provided by/(used in):
Operating activities	$184.8	$151.2	$157.5
Investing activities	(185.5)	(215.3)	(153.3)
Financing activities	0.3	62.7	(4.1)

Net change in cash and cash equivalents	$(0.4)	$(1.4)	$0.1

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

        2015 compared to 2014.    In 2015, our net cash flows provided from operating activities was $184.8 million, an increase of $33.6 million, or 22.2%, from 2014. This change was primarily a result of:

  •
  Increased plant depreciation based on additions — $7.7 million.

  •
  Working capital changes for collections of accounts receivable and estimated unbilled revenues — $40.6 million.

  •
  Regulatory fuel adjustment mechanism liabilities increased — $7.9 million.

  •
  Adjustments to recognize non-cash losses for derivatives increased — $5.7 million.

  •
  Lower refunds of customer advances in 2015 increased cash — $2.5 million.

  •
  Decrease in net income — $(10.5) million.

  •
  Changes in fuel related and other regulatory amortizations — $(2.3) million.

  •
  Additional pension funding over last year — $(8.7) million.

  •
  Tax timing differences lower during 2015 mostly related to bonus depreciation partially offset by expected utilization of 2014 tax net operating losses — $(5.1) million.

  •
  Changes related to inventories, prepaid assets and accounts payable, net — $(3.0) million.

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

Capital Requirements and Investing Activities

        Our net cash flows used in investing activities decreased $29.8 million from 2014 to 2015. The decrease was due to a $28.0 million decrease in total cash outlay for capital expenditures and a $1.8 million decrease in restricted cash.

        Our net cash flows used in investing activities increased $62.0 million from 2013 to 2014. The increase was primarily the result of an increase in new generation capital expenditures related to the Riverton 12 combined cycle construction.

        Our capital expenditures totaled approximately $176.0 million, $222.8 million, and $160.2 million in 2015, 2014 and 2013, respectively.

        A breakdown of these capital expenditures for 2015, 2014 and 2013 is as follows:

	Capital Expenditures
(in millions)	2015	2014	2013
Distribution and transmission system additions	$65.3	$57.7	$58.5
New generation — Riverton 12 combined cycle	75.8	77.5	13.2
Additions and replacements — electric plant	14.7	61.4	61.8
Storms	0.0	2.3	1.0
Transportation	3.8	3.6	4.5
Gas segment additions and replacements	4.8	7.1	4.1
Other (including retirements and salvage — net)(1)	9.9	11.0	14.7

Subtotal	$174.3	$220.6	$157.8
Non-regulated capital expenditures (primarily fiber optics)	2.2	2.2	2.4

Subtotal capital expenditures incurred(2)	$176.5	$222.8	$160.2

Adjusted for capital expenditures payable(3)	8.9	(9.4)	(5.4)

Total cash outlay	$185.4	$213.4	$154.8

(1)
Other includes equity AFUDC of $(4.9) million, $(6.4) million and $(3.9) million for 2015, 2014 and 2013, respectively. Also included are insurance proceeds of $(7.8) million for 2013.

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

        Approximately 75%, 50% and 74% of our cash requirements for capital expenditures for 2015, 2014 and 2013, respectively, were satisfied from internally generated funds (funds provided by operating activities less dividends paid). The remaining amounts of such requirements were satisfied from short-term borrowings and proceeds from our sales of common stock and debt securities discussed below.

        Our estimated capital expenditures (excluding AFUDC) for 2016, 2017 and 2018 are detailed below. See Item 1, "Business — Construction Program." We anticipate that we will spend the following amounts over the next three years for the following projects:

Project	2016	2017	2018	Total
Riverton Unit 12 combined cycle conversion	$11.7	$0.0	$0.0	$11.7
Electric distribution system additions	46.7	40.5	62.0	149.2
Electric transmission facilities	23.3	29.6	26.2	79.1
Additions and replacements — electric plant	16.4	21.7	35.2	73.3
Other	17.0	14.5	36.0	67.5

Total	$115.1	$106.3	$159.4	$380.8

        Customer reliability, communication and efficiency projects comprise $15 million of the 2018 other estimate above. Our estimated total capital expenditures (excluding AFUDC) for 2019 and 2020 are $150.9 million and $114.1 million, respectively.

        We estimate that internally generated funds will provide approximately 100% of the funds required in 2016 for our budgeted capital expenditures. We intend to utilize short-term debt to finance any additional amounts needed beyond those provided by operating activities for such capital expenditures. If additional financing is needed, we intend to utilize a combination of debt and equity securities. The estimates herein may be changed because of changes we make in our construction program, unforeseen construction costs, our ability to obtain financing, regulation and for other reasons. See further discussion under "Financing Activities" below.

Financing Activities

2015 compared to 2014.

        Our net cash flows provided by financing activities was $0.3 million in 2015 as compared to $62.7 million in 2014, a decrease of $62.4 million, primarily due to the following:

  •
  Net short-term repayments of $19.0 million in 2015 as compared to net short-term borrowings of $40.0 million in 2014.

  •
  Proceeds from issuance of common stock of $5.5 million in 2015 as compared to $8.0 million in 2014.

  •
  Dividends paid of $45.4 million in 2015 as compared to $44.4 million in 2014.

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

Shelf Registration.

        We have a $200.0 million shelf registration statement with the SEC, effective December 13, 2013, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. As of December 31, 2015, $200.0 million remains available for issuance under this shelf registration statement. However, as a result of our regulatory approvals, we may only issue up to $150.0 million of such securities in the form of first mortgage bonds, of which $30.0 million remains available after the issuance of $60.0 million in first mortgage bonds on August 20, 2015 and $60 million on December 1, 2014. Any proceeds from offerings made pursuant to this shelf would be used to fund capital expenditures, refinance existing debt or general corporate needs during the effective period through December 2016.

Credit Agreements.

        We have in place a $200 million 5-year Credit Agreement which expires in October 2019. This agreement replaced the former $150 million Third Amended and Restated Unsecured Credit Agreement that had a January 2017 expiration date. This agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20 million swingline loan sublimit, a $20 million sublimit for letters of credit issuance and, subject to bank approval, a $75 million accordion feature and two one-year extensions of the credit facility's maturity date. See Note 6 of "Notes to Consolidated Financial Statements" under Item 8 for additional information regarding this agreement and our unsecured line of credit.

EDE Mortgage Indenture.

        Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) are subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) is limited by terms of the mortgage to $1.0 billion. Based on the $1.0 billion limit, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $297.0 million of new first mortgage bonds. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. The annual interest coverage requirement and retired bonds or 60% of net property additions tests would permit the issuance of more than $297.0 million of new first mortgage bonds; however, as discussed above, we are otherwise limited to the issuance of no more than $297.0 million of new first mortgage bonds. As of December 31, 2015, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture.

        The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Gas Company (EDG Mortgage) is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of December 31, 2015, this test would allow us to issue approximately $19.5 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%. As of December 31, 2015, we are in compliance with all restrictive covenants of the EDG Mortgage.

Credit Ratings

        Corporate credit ratings and the ratings for our securities are as follows:

	Moody's	Standard & Poor's
Corporate Credit Rating	Baa1	BBB
EDE First Mortgage Bonds	A2	A–
Senior Notes	Baa1	BBB
Commercial Paper	P-2	A-2
Outlook	Stable	Negative

        On March 6, 2015, Moody's reaffirmed our credit ratings and outlook. On December 15, 2015, Standard & Poor's reaffirmed our credit ratings and revised our outlook to developing from stable in light of the December 13, 2015 announcement regarding our exploration of strategic alternatives. On February 10, 2016, Standard & Poor's reaffirmed our credit ratings and revised our outlook to negative from developing in light of the February 9, 2016 announcement regarding the proposed merger.

        On December 1, 2015, we cancelled our relationship with Fitch Ratings. At that time, Fitch's ratings for our securities were as follows: First Mortgage Bonds, BBB+; Senior Notes, BBB; Commercial Paper, F3; Outlook, Stable. Fitch did not provide a Corporate Credit Rating. They last affirmed the ratings described above on June 12, 2015.

        A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

        Set forth below is information summarizing our contractual obligations as of December 31, 2015. Other pension and postretirement benefit plans are funded on an ongoing basis to match their corresponding costs, per regulatory requirements, and have been estimated for 2016 – 2020 as noted below.

	Payments Due By Period (in millions)
Contractual Obligations(1)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt (w/o discount)	$860.0	$25.0	$90.0	$100.0	$645.0
Interest on long-term debt	713.7	44.8	82.3	72.0	514.6
Short-term debt	25.0	25.0	—	—	—
Capital lease obligations	5.2	0.5	1.1	1.1	2.5
Operating lease obligations(2)	2.5	0.7	1.3	0.5	—
Electric purchase obligations(3)	426.5	47.1	70.1	45.3	264.0
Gas purchase obligations(4)	87.8	10.6	19.3	19.3	38.6
Open purchase orders	130.9	129.5	0.1	0.1	1.2
Postretirement benefit obligation funding	10.8	3.1	4.7	3.0	—
Pension benefit funding	35.5	10.4	14.5	10.6	—
Other long-term liabilities(5)	2.9	0.1	0.3	0.3	2.2

TOTAL CONTRACTUAL OBLIGATIONS	$2,300.8	$296.8	$283.7	$252.2	$1,468.1

(1)
Some of our contractual obligations have price escalations based on economic indices, but we do not anticipate these escalations to be significant.

(2)
Excludes payments under our Elk River Wind Farm, LLC and Cloud County Wind Farm, LLC agreements, as payments are contingent upon output of the facilities. For additional information, see Note 11 of "Notes to Consolidated Financial Statements" under Item 8.

Payments under the Elk River Wind Farm, LLC agreement can run from zero up to a maximum of approximately $16.9 million per year based on a 20 year average cost and an annual output of 550,000 megawatt hours. Payments under the Meridian Way Wind Farm agreement can range from zero to a maximum of approximately $14.6 million per year based on a 20-year average cost.

(3)
Includes a water usage contract for our SLCC facility, fuel and purchased power contracts and associated transportation costs, as well as purchased power for 2016 through 2039 for Plum Point.

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

        The following table shows our diluted earnings per share, dividends paid per share, total dividends paid and retained earnings balance for the years ended December 31, 2015, 2014 and 2013:

(in millions, except per share amounts)	2015	2014	2013
Diluted earnings per share	$1.29	$1.55	$1.48
Dividends paid per share	$1.04	$1.025	$1.005
Total dividends paid	$45.4	$44.4	$43.0
Retained earnings year-end balance	$101.4	$90.3	$67.6

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

        As of December 31, 2015, we have recorded $216.8 million in regulatory assets and $141.1 million as regulatory liabilities. See Note 3 of "Notes to Consolidated Financial Statements" under Item 8 for detailed information regarding our regulatory assets and liabilities.

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

        Contingent Liabilities.    We are a party to various claims and legal proceedings arising in the ordinary course of our business, which are primarily related to workers' compensation and public liability. We regularly assess our insurance deductibles, analyze litigation information with our attorneys and evaluate our loss experience. Based on our evaluation as of the end of 2015, we believe that we have accrued liabilities in accordance with ASC accounting guidance sufficient to meet potential liabilities that could result from these claims. This liability at December 31, 2015 and 2014 was 3.7 million and $3.6 million, respectively.

        Risks and uncertainties affecting these assumptions include: changes in estimates on potential outcomes of litigation and potential litigation yet unidentified in which we might be named as a defendant.

        Goodwill.    As of December 31, 2015, the consolidated balance sheet included $39.5 million of goodwill. All of this goodwill was derived from our gas business acquisition and recorded in our gas segment, which is also the reporting unit for goodwill testing purposes. Accounting guidance requires us to test goodwill for impairment on an annual basis or whenever events or circumstances indicate possible impairment. Absent an indication of fair value from a potential buyer or a similar specific transaction, a combination of the market and income approaches is used to estimate the fair value of goodwill.

        Our annual test performed as of October 2015 indicated the estimated fair market value of the gas reporting unit to be $18 – $22 million higher than its carrying value at that time. While we believe the assumptions utilized in our analysis were reasonable, adverse developments in future periods could negatively impact goodwill impairment considerations, which could adversely impact earnings. Specifically, the quantitative assumptions, such as an increase to the discount rate or decline in the terminal value calculation could lead to an impairment charge in the future. See Note 1 of "Notes to Consolidated Financial Statements" under Item 8 for further information.

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

        We satisfied 65.0% of our 2015 generation fuel supply need through coal. Approximately 97% of our 2015 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2017. These contracts satisfy approximately 100% of our anticipated fuel requirements for 2016, 46% for 2017 and 23% for 2018 for our Asbury coal plants. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

        We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of December 31, 2015, 61%, or 8.6 million Dths, of our anticipated volume of natural gas usage for our electric operations for 2016 is hedged. See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 for further information.

        Based on our expected natural gas purchases for our electric operations for 2016, if average natural gas prices should increase 10% more in 2016 than the price at December 31, 2015, our natural gas expenditures would increase by approximately $1.1 million based on our December 31, 2015 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

        We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of December 31, 2015, we have 1.4 million Dths in storage on the three pipelines that serve our customers. This represents 70% of our storage capacity. We have an additional 0.4 million Dths hedged through financial derivatives and physical contracts for the balance of the 2015-2016 winter season.

        See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 for further information.

        Credit Risk.    In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 14 of "Notes to Consolidated Financial Statements" under Item 8 regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at December 31, 2015 and December 31, 2014 (in millions).

	2015	2014
Margin deposit assets	$11.2	$9.1

        There were no margin deposit liabilities at these dates.

        Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at December 31, 2015, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value (in millions).

Net unrealized mark-to-market losses for physical forward natural gas contracts	$4.4
Net unrealized mark-to-market losses for financial natural gas contracts	8.6

Net credit exposure	$13.0

        The $8.6 million net unrealized mark-to-market loss for financial natural gas contracts is comprised entirely of $8.6 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since we are below the $10 million mark-to-market collateral threshold in our agreements. As noted above, as of December 31, 2015, we have $11.2 million on deposit for NYMEX contract exposure to Empire, of which $10.0 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their December 31, 2015 levels, our collateral requirement would increase $8.0 million. If these prices increased 25%, our collateral requirement would decrease $8.3 million. Our other counterparties would not be required to post collateral with Empire.

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

        If market interest rates average 1% more in 2016 than in 2015, our interest expense would increase, and income before taxes would decrease by less than $1.0 million. This amount has been determined by considering the impact of the hypothetical interest rates on our highest month-end commercial paper balance for 2015. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of the Empire District Electric Company:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of The Empire District Electric Company and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
St. Louis, Missouri February 26, 2016

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Balance Sheets

	December 31,
	2015	2014
	($-000's)
Assets
Plant and property, at original cost:
Electric	$2,473,927	$2,420,824
Gas	83,402	79,364
Other	44,263	41,394
Construction work in progress	183,689	112,097

	2,785,281	2,653,679
Accumulated depreciation and amortization	764,895	743,407

	2,020,386	1,910,272

Current assets:
Cash and cash equivalents	1,753	2,105
Restricted cash	4,726	4,726
Accounts receivable — trade, net of allowance of $623 and $1,021, respectively	40,162	45,444
Accrued unbilled revenues	20,653	25,945
Accounts receivable — other	28,320	41,256
Fuel, materials and supplies	60,950	57,799
Prepaid expenses and other	8,835	8,679
Unrealized gain in fair value of derivative contracts	1,295	3,901
Regulatory assets	7,052	10,752

	173,746	200,607

Noncurrent assets and deferred charges:
Regulatory assets	209,708	209,717
Goodwill	39,492	39,492
Unamortized debt issuance costs	8,658	8,821
Unrealized gain in fair value of derivative contracts	16	—
Other	3,297	2,147

	261,171	260,177

Total assets	$2,455,303	$2,371,056

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Balance Sheets (Continued)

	December 31,
	2015	2014
	($-000's)
Capitalization and liabilities
Common stock, $1 par value, 100,000,000 shares authorized, 43,820,726 and 43,479,186 shares issued and outstanding, respectively	$43,821	$43,479
Capital in excess of par value	657,466	649,543
Retained earnings	101,443	90,276

Total common stockholders' equity	802,730	783,298

Long-term debt (net of current portion)
Obligations under capital lease	3,580	3,875
First mortgage bonds and secured debt	732,653	697,615
Unsecured debt	101,714	101,699

Total long-term debt	837,947	803,189

Total long-term debt and common stockholders' equity	1,640,677	1,586,487

Current liabilities:
Accounts payable and accrued liabilities	66,946	83,420
Current maturities of long-term debt	25,310	292
Short-term debt	25,000	44,000
Regulatory liabilities	8,615	7,898
Customer deposits	14,623	13,747
Interest accrued	7,348	6,565
Unrealized loss in fair value of derivative contracts	4,472	6,469
Taxes accrued	2,832	3,380
Other current liabilities	323	206

	155,469	165,977

Commitments and contingencies (Note 11)
Noncurrent liabilities and deferred credits:
Regulatory liabilities	132,457	128,471
Deferred income taxes	396,542	358,252
Unamortized investment tax credits	18,487	18,517
Pension and other postretirement benefit obligations	82,144	93,863
Unrealized loss in fair value of derivative contracts	3,696	3,243
Other	25,831	16,246

	659,157	618,592

Total capitalization and liabilities	$2,455,303	$2,371,056

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(000's, except per share amounts)
Operating revenues:
Electric	$555,085	$592,491	$536,413
Gas	41,702	51,842	50,041
Other	8,786	7,997	7,876

	605,573	652,330	594,330

Operating revenue deductions:
Fuel and purchased power	169,860	215,086	175,406
Cost of natural gas sold and transported	19,502	27,025	25,795
Regulated operating expenses	113,551	110,691	105,333
Other operating expenses	3,309	2,987	3,142
Maintenance and repairs	48,522	46,775	40,873
Loss on plant disallowance	—	86	2,409
Depreciation and amortization	80,550	73,185	69,306
Provision for income taxes	34,800	39,398	37,465
Other taxes	39,178	37,098	34,938

	509,272	552,331	494,667

Operating income	96,301	99,999	99,663
Other income and (deductions):
Allowance for equity funds used during construction	4,850	6,420	3,853
Interest income	145	51	566
Benefit/(provision) for other income taxes	988	178	(27)
Other — non-operating expense, net	(3,429)	(1,302)	(1,218)

	2,554	5,347	3,174

Interest charges:
Long-term debt	43,802	40,637	40,354
Short-term debt	266	113	60
Allowance for borrowed funds used during construction	(2,845)	(3,497)	(2,087)
Other	1,035	990	1,065

	42,258	38,243	39,392

Net income	$56,597	$67,103	$63,445

Weighted average number of common shares outstanding — basic	43,671	43,291	42,781

Weighted average number of common shares outstanding — diluted	43,718	43,314	42,803

Total earnings per weighted average share of common stock — basic	$1.30	$1.55	$1.48

Total earnings per weighted average share of common stock — Diluted	$1.29	$1.55	$1.48

Dividends declared per share of common stock	$1.04	$1.025	$1.005

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Statements of Common Stockholders' Equity

	Common Stock	Capital in excess of Par	Retained earnings	Total
	($-000's)
Balance at December 31, 2012	$42,484	$628,199	$47,115	$717,798
Net income			63,445	63,445
Stock/stock units issued through:
Stock purchase and reinvestment plans	560	11,326		11,886
Dividends declared			(43,006)	(43,006)

Balance at December 31, 2013	43,044	639,525	67,554	750,123
Net income			67,103	67,103
Stock/stock units issued through:
Stock purchase and reinvestment plans	435	10,018		10,453
Dividends declared			(44,381)	(44,381)

Balance at December 31, 2014	43,479	649,543	90,276	783,298
Net income			56,597	56,597
Stock/stock units issued through:
Stock purchase and reinvestment plans	342	7,923		8,265
Dividends declared			(45,430)	(45,430)

Balance at December 31, 2015	$43,821	$657,466	$101,443	$802,730

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	($-000's)
Operating activities:
Net income	$56,597	$67,103	$63,445
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	88,801	82,754	71,734
Pension and other postretirement benefit costs, net of contributions	(9,184)	1,973	(1,888)
Deferred income taxes and unamortized investment tax credit, net	36,617	41,693	28,272
Allowance for equity funds used during construction	(4,850)	(6,420)	(3,853)
Stock compensation expense	4,082	4,057	2,984
Loss on plant disallowance	—	86	2,409
Non-cash loss on derivatives	6,994	1,245	14
Regulatory reversal of gain on sale of assets	—	44	1,236
Other	(625)	—	—
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	16,514	(24,174)	(14,312)
Fuel, materials and supplies	(3,151)	(8,121)	10,891
Prepaid expenses, other current assets and deferred charges	(4,863)	(6,051)	689
Accounts payable and accrued liabilities	(8,630)	1,141	(880)
Asset retirement obligation	(73)	(1,326)	(734)
Interest, taxes accrued and customer deposits	1,111	1,411	1,386
Other liabilities and other deferred credits	5,492	(4,192)	(3,942)

Net cash provided by operating activities	184,832	151,223	157,451

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2015	2014	2013
	($-000's)
Investing activities:
Capital expenditures — regulated	$(183,206)	$(211,429)	$(152,524)
Capital expenditures and other investments — non-regulated	(2,243)	(1,998)	(2,259)
Restricted cash	—	(1,854)	1,485

Total net cash used in investing activities	(185,449)	(215,281)	(153,298)

Financing activities:
Proceeds from first mortgage bonds, net	60,000	60,000	150,000
Long-term debt issuance costs	(818)	(651)	(1,879)
Proceeds from issuance of common stock, net of issuance costs	5,513	7,994	9,546
Redemption of senior notes	—	—	(98,000)
Net short-term borrowings (repayments)	(19,000)	40,000	(20,000)
Dividends	(45,430)	(44,381)	(43,006)
Other	—	(274)	(714)

Net cash provided by / (used) in financing activities	265	62,688	(4,053)

Net increase (decrease) in cash and cash equivalents	(352)	(1,370)	100
Cash and cash equivalents, beginning of year	2,105	3,475	3,375

Cash and cash equivalents, end of year	$1,753	$2,105	$3,475

	2015	2014	2013
Supplemental cash flow information:
Interest paid	$42,858	$40,127	$39,033
Income taxes (refunded) paid, net of refund	(17,256)	23,103	10,584
Supplementary non-cash investing activities:
Change in accrued additions to property, plant and equipment not reported above	$(8,924)	$9,427	$5,420
Capital lease obligations for purchase of new equipment	$17	—	—

The accompanying notes are an integral part of these consolidated financial statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

        We operate our businesses as three segments: electric, gas and other. The Empire District Electric Company (EDE), a Kansas corporation organized in 1909, is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity in parts of Missouri, Kansas, Oklahoma and Arkansas. As part of our electric segment, we also provide water service to three towns in Missouri. The Empire District Gas Company (EDG) is our wholly owned subsidiary engaged in the distribution of natural gas in Missouri. Our other segment consists of our fiber optics business. See Note 12. Our gross operating revenues in 2015 were derived as follows:

Electric segment sales*		91.7%
On-system revenues	86.6%
SPP IM revenues	2.5
Other revenues	2.3
Gas segment sales		6.9
Other segment sales		1.4

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

        Our electric operations serve approximately 170,000 customers as of December 31, 2015, and the 2015 electric operating revenues were derived as follows:

Customer Class	% of revenue
Residential	41.7%
Commercial	31.1
Industrial	15.9
Wholesale on-system	3.3
Wholesale off-system	2.7
Miscellaneous sources, primarily public authorities	2.8
Other electric revenues	2.5

        Our retail electric revenues for 2015 by jurisdiction were as follows:

Jurisdiction	% of revenue
Missouri	89.0%
Kansas	4.8
Oklahoma	2.8
Arkansas	3.4

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        Our gas operations serve approximately 43,200 customers as of December 31, 2015, and the 2015 gas operating revenues were derived as follows:

Customer Class	% of revenue
Residential	63.0%
Commercial	25.6
Industrial	0.8
Transportation	8.9
Miscellaneous	1.7

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Areas in the financial statements significantly affected by estimates and assumptions include unbilled utility revenues, collectability of accounts receivable, depreciable lives, asset impairment and goodwill impairment evaluations, employee benefit obligations, contingent liabilities, asset retirement obligations, the fair value of stock based compensation, and tax provisions. Actual amounts could differ from those estimates.

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

Municipal Franchise Taxes

        Municipal franchise taxes are collected for and remitted to their respective entities and are included in operating revenues and other taxes in the Consolidated Statements of Income. Municipal franchise taxes of $11.4 million, $11.8 million and $11.2 million were recorded for each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

Property, Plant & Equipment

        The costs of additions to utility property and replacements for retired property units are capitalized. Costs include labor, material, an allocation of general and administrative costs, and an allowance for funds used during construction (AFUDC). The original cost of units retired or disposed of and the costs of removal are charged to accumulated depreciation, unless the removed property constitutes an operating unit or system. In this case a gain or loss is recognized upon the disposal of the asset. Maintenance expenditures and the removal of minor property items are charged to income as incurred. A liability is created for any additions to electric or gas utility property that are paid for by advances from developers. For a period of five years we refund to the developer a pro rata amount of the original cost of the extension for each new customer added to the extension. Nonrefundable payments at the end of the five year period are applied as a reduction to the cost of the plant in service. The liability as of December 31, 2015 and 2014 was $2.1 million and $1.9 million, respectively.

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

        As of December 31, 2015 and 2014, we had recorded accrued cost of removal of $85.4 million and $82.8 million, respectively, for our electric operating segment. This represents an estimated cost of dismantling and removing plant from service upon retirement, accrued as part of our depreciation rates. We accrue cost of removal in depreciation rates for mass property (including transmission, distribution and general plant assets). These accruals are not considered an asset retirement obligation under the guidance provided on asset retirement obligations within the ASC. We reclassify the accrued cost of dismantling and removing plant from service upon retirement from accumulated depreciation to a regulatory liability. We have a similar cost of removal regulatory liability for our gas operating segment. This amount at December 31, 2015 and 2014 was $8.8 million and $7.7 million, respectively. These amounts are net of our actual cost of removal expenditures.

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

        We have identified asset retirement obligations associated with the future removal of certain river water intake structures and equipment at the Iatan Power Plant, in which we have a 12% ownership. We also have a solid waste land fill at the Plum Point Energy Station, and asset retirement obligations associated with the removal of asbestos located at the Riverton and Asbury Plants. As a result of the fuel use transition from coal to natural gas at the Riverton Power Plant, the closure of the Riverton ash landfill was completed, and the related asset retirement obligation was settled during 2014 (Note 11). During 2015 the EPA established a final rule to regulate the disposal of coal combustion residuals (CCRs). As a result of these new rules, an asset retirement obligation of $5.4 million has been recorded for the final closure of the existing ash impoundment at our Asbury Power Plant. Separately, an asset retirement obligation of $4.4 million has been recorded for our interest in the coal ash impoundment at the Iatan Generating Station.

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

        All of our recorded asset retirement obligations have been estimated as of the expected retirement date, or settlement date, and have been discounted using a credit adjusted risk-free rate ranging from 4.5% to 5.52% depending on the settlement date. Revisions to these liabilities could occur due to changes in the cost estimates, anticipated timing of settlement or federal or state regulatory requirements. During 2014

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

the liability for asbestos at the Riverton Power Plant was re-evaluated. Changes in the cost estimates and timing resulted in cash flow revisions for these liabilities.

        The balances at the end of 2015 and 2014 are shown below.

(000's)	Liability Balance 12/31/14	Liabilities Recognized	Liabilities Settled	Accretion	Cash Flow Revisions	Liability Balance at 12/31/15
Asset Retirement Obligation	$4,847	$9,812	$(73)	$486	$—	$15,072

(000's)	Liability Balance 12/31/13	Liabilities Recognized	Liabilities Settled	Accretion	Cash Flow Revisions	Liability Balance at 12/31/14
Asset Retirement Obligation	$4,190	$—	$(1,175)	$172	$1,660	$4,847

        Upon adoption of the standards on the retirement of long lived assets and conditional asset retirement obligations, we recorded a liability and regulatory asset because we expect to recover these costs of removal in electric and gas rates either through depreciation accruals or direct expenses. We also defer the liability accretion and depreciation expense as a regulatory asset. At December 31, 2015 and 2014, our regulatory assets relating to asset retirement obligations totaled $7.7 million and $5.1 million, respectively.

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

        In accordance with the methodology prescribed by the FERC, we utilized aggregate rates (on a before-tax basis) of 5.5% for 2015, 6.6% for 2014, and 7.3% for 2013, compounded semiannually.

Asset Impairments (excluding goodwill)

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that certain assets may be impaired, analysis is performed based on undiscounted forecasted cash flows to assess the recoverability of the assets and, if necessary, the fair value is determined to measure the impairment amount. None of our assets were impaired as of December 31, 2015 and 2014.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Goodwill

        As of December 31, 2015, the consolidated balance sheet included $39.5 million of goodwill. All of this goodwill was derived from our gas acquisition and recorded in our gas segment, which is also the reporting unit for goodwill testing purposes. Accounting guidance requires us to test goodwill for impairment on an annual basis or whenever events or circumstances indicate possible impairment. Absent an indication of fair value from a potential buyer or a similar specific transaction, a combination of the market and income approaches is used to estimate the fair value of goodwill.

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

        We weight the results of the two approaches discussed above in order to estimate the fair value of the gas reporting unit. Our annual test performed as of October 2015 indicated the estimated fair market value of the gas reporting unit to be $18 – $22 million higher than its carrying value at that time. While we believe the assumptions utilized in our analysis were reasonable, adverse developments in future periods could negatively impact goodwill impairment considerations, which could adversely impact earnings. Specifically, the quantitative assumptions noted previously, such as an increase to the discount rate or decline in the terminal value calculation could lead to an impairment charge in the future.

Fuel and Purchased Power

Electric Segment

        Fuel and purchased power costs are recorded at the time the fuel is used, or the power purchased. SPP Integrated Marketplace purchased power is also included in fuel and purchased power costs. The net effects of our SPP IM activity, including SPP IM net revenue and net purchased power costs, flow through our fuel recovery mechanisms in each state.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        In our Missouri jurisdiction, the MPSC establishes a base cost for the recovery of fuel and purchased power expenses used to supply energy for our fuel adjustment clause (FAC). Beginning with our 2015 rate order, certain transmission costs are also included in the base cost. The FAC permits the distribution to customers of 95% of the changes in fuel and purchased power costs prudently incurred above or below the base cost. Off-system sales margins are also part of the recovery of fuel and purchased power costs. As a result, nearly the entire off-system sales margin flows back to the customer. Rates related to the fuel adjustment clause are modified twice a year subject to the review and approval by the MPSC. In accordance with the ASC guidance for regulated operations, 95% of the difference between the actual costs of fuel and purchased power and the base cost of fuel and purchased power recovered from our customers is recorded as an adjustment to fuel and purchased power expense with a corresponding regulatory asset or regulatory liability. If the actual fuel and purchased power costs are higher or lower than the base fuel and purchased power costs billed to customers, 95% of these amounts will be recovered from or refunded to our customers when the fuel adjustment clause is modified.

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

        At December 31, 2015 and 2014, our Missouri, Kansas and Oklahoma fuel and purchased power costs were in a net over-recovered position by $5.9 million and a net under-recovered position of $3.1 million, respectively, which are reflected in our regulatory assets and liabilities.

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

        We have a Stipulation and Agreement with the MPSC granting us authority to manage our emissions allowance inventory in accordance with our Plan for Purchasing and Selling Emissions Allowances (PPSEMA). The PPSEMA allows us to purchase allowances needed for compliance, exchange banked allowances for future vintage allowances and/or monetary value and, in extreme market conditions, to sell allowances outright for monetary value. For compliance year 2015 we did not exchange or sell any allowances, and for compliance year 2014 we purchased 69 NOx annual allowances for compliance. We classify our allowances as inventory and they are recorded at cost, with allocated allowances being recorded at zero cost. The allowances are removed from inventory on a FIFO basis, and used allowances are considered to be a part of fuel expense (See Note 11). We had the following emissions allowances in inventory at December 31, 2015 and 2014:

Emission Allowances in Inventory	2015	2014
Acid Rain SO2	11,443	872
CSAPR SO2	5,861	—
CSAPR NOx (annual)	500	—
CSAPR NOx (seasonal)	241	—

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

Other Noncurrent Liabilities

        Other noncurrent liabilities are comprised of accruals and other accounting estimates not sufficiently large enough to merit individual disclosure. At December 31, 2015, the balance of other noncurrent liabilities is primarily comprised of accruals for self-insurance, customer advances for construction and asset retirement obligations.

Cash & Cash Equivalents

        Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. It also includes checks and electronic funds transfers that have been issued but have not cleared the bank, which are also reflected in current accrued liabilities and were $23.2 million and $28.3 million at December 31, 2015 and 2014, respectively.

Restricted Cash

        As part of our Plum Point ownership agreement, we are required to have funds available in an escrow account which guarantees payment of certain operating costs. The cash is held at a financial institution and restricted as to withdrawal or use. The amounts restricted, which were $1.8 million at December 31, 2015 and 2014, may increase or decrease based on an annual review.

        We are required to post cash collateral with Southwest Power Pool (SPP) to participate in Transmission Congestion Rights (TCR) auctions. The cash is held at a financial institution and restricted as to withdrawal or use. The amounts of such restricted cash were $2.5 million at December 31, 2015 and 2014.

        Due to our Plum Point energy station interconnection with Midcontinent Independent System Operator (MISO), we participate in Financial Transmission Rights (FTR) auctions which require us to post cash collateral. The cash is held at a financial institution and restricted as to withdrawal or use. The amounts of such restricted cash were $0.5 million at December 31, 2015 and 2014.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Fuel, Materials and Supplies

        Fuel, materials and supplies consist primarily of coal, natural gas in storage and materials and supplies, which are reported at average cost. These balances are as follows (in thousands):

	2015	2014
Electric fuel inventory	$30,185	$26,454
Natural gas inventory	3,868	5,040
Materials and supplies	26,897	26,305

TOTAL	$60,950	$57,799

Income Taxes

        Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes; measured using statutory tax rates (See Note 9).

        Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the properties to which they relate. The longest remaining amortization period for investment tax credits is approximately 55 years.

Accounting for Uncertainty in Income Taxes

        In 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the ASC guidance on accounting for income taxes. We file consolidated income tax returns in the U.S. federal and state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010. At December 31, 2015 and 2014, our balance sheet did not include any unrecognized tax benefits. We do not expect any material changes to unrecognized tax benefits within the next twelve months. We recognize interest and penalties, if any, related to unrecognized tax benefits in other expenses.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

beginning of each respective period, or at the date of grant or award if later. Shares attributable to stock options are excluded from the calculation of diluted earnings per share if the effect would be antidilutive.

	2015	2014	2013
Weighted Average Number Of Shares
Basic	43,670,908	43,291,031	42,781,382
Dilutive Securities:
Performance-based restricted stock awards	19,890	8,809	12,142
Employee stock purchase plan	1,249	3,422	1,729
Stock options	—	—	61
Time-based restricted stock awards	25,523	10,666	7,907

Total dilutive securities	46,662	22,897	21,839

Diluted weighted average number of shares	43,717,570	43,313,928	42,803,221

Antidilutive Shares	20,289	25,259	107,100

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

Recently Issued and Proposed Accounting Standards

        Revenue from contracts with customers:    In June 2014, the FASB issued new guidance governing revenue recognition. Under the new guidance, an entity is required to recognize revenue in a pattern that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year delay in the standard's effective date. The new standard is now effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating the impact of the adoption of this standard.

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

        Presentation of debt issuance costs:    In April 2015, the FASB issued revised guidance addressing the presentation requirements for debt issuance costs. Under the revised guidance, all costs incurred to issue debt are to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of December 31, 2015, we expect that the implementation of this standard would

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

reduce both assets and liabilities by approximately $8.7 million. The application of this standard is not expected to have a material impact on our results of operations or liquidity.

        Balance sheet classification of deferred taxes:    In November 2015, the FASB issued revised guidance addressing the classification of deferred taxes. Under the revised guidance all deferred tax assets and liabilities will be classified as noncurrent in a classified statement of financial position. The revised guidance is effective for interim and annual periods beginning after December 15, 2016, however early adoption is permitted. As of December 31, 2015, we have retrospectively adopted this standard. The application of this guidance resulted in $19.2 million in current deferred tax assets being reclassified from prepaid expenses and other to deferred income taxes (noncurrent) on the December 31, 2014 Consolidated Balance Sheet.

        Recognition and measurement of financial assets and financial liabilities:    In January 2016, the FASB issued revised guidance addressing the recognition, measurement, presentation and disclosure of financial instruments. Under the revised guidance all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with the changes in fair value recognized in net income. The amended guidance also addresses the impairment assessment of some equity investments, as well as disclosure requirements. The revised guidance is effective for interim and annual periods beginning after December 15, 2017. The application of this standard is not expected to have a material impact on our results of operations, financial position or liquidity.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

2.     PROPERTY, PLANT AND EQUIPMENT

        Our total property, plant and equipment are summarized below (in thousands).

	December 31,
	2015	2014
Electric plant
Production	$1,151,395	$1,159,140
Transmission	316,038	288,542
Distribution	870,047	840,761
General(1)	123,338	119,572

Electric plant	2,460,818	2,408,015
Less accumulated depreciation and amortization(2)	721,883	704,596

Electric plant net of depreciation and amortization	1,738,935	1,703,419
Construction work in progress	182,585	110,500

Net electric plant	1,921,520	1,813,919
Water plant	13,109	12,809
Less accumulated depreciation and amortization	5,281	5,102

Water plant net of depreciation and amortization	7,828	7,707
Construction work in progress	75	146

Net water plant	7,903	7,853

Net electric segment plant	1,929,423	1,821,772
Gas plant
Transmission	8,498	8,269
Distribution	66,588	63,319
General(3)	8,316	7,776

Gas Plant	83,402	79,364
Less accumulated depreciation and amortization	18,557	16,405

Gas plant net of accumulated depreciation	64,845	62,959
Construction work in progress	627	379

Net gas plant	65,472	63,338
Other
Fiber	44,263	41,394
Less accumulated depreciation and amortization	19,174	17,304

Non-regulated net of depreciation and amortization	25,089	24,090
Construction work in progress	402	1,072

Net non-regulated property	25,491	25,162

TOTAL NET PLANT AND PROPERTY	$2,020,386	$1,910,272

(1)
Includes intangible property of $39.8 and $41.2 million as of December 31, 2015 and 2014, respectively, primarily related to capitalized software and investments in facility upgrades owned by

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

  other utilities. Accumulated amortization related to this property in 2015 and 2014 was $15.6 and $15.7 million, respectively.

(2)
As part of our depreciation rates, we accrue the estimated cost of dismantling and removing plant from service upon retirement. The accrued cost of removal, upon retirement, is reclassified from accumulated depreciation to a regulatory liability. These reclassified amounts are not reflected here. See the depreciation discussion under Note 1 and Note 3 Regulatory Matters for more detail.

(3)
Includes intangible property of $0.9 and $0.7 million as of December 31, 2015 and 2014, respectively, primarily related to capitalized software and investments in facility upgrades owned by other utilities. Accumulated amortization related to this property in 2015 and 2014 was $0.6 million and $0.5 million, respectively.

        The table below summarizes the total provision for depreciation and the depreciation rates for continuing operations, both capitalized and expensed, for the years ended December 31 (in thousands):

	2015	2014	2013
Provision for depreciation
Regulated — Electric and Water(1)	$73,885	$66,600	$63,192
Regulated — Gas(1)	4,036	3,851	3,763
Non-Regulated	4,895	1,891	1,938

TOTAL	82,816	72,342	68,893
Amortization	2,858	2,692	2,492

TOTAL	$85,674	$75,034	$71,385

(1)
A portion of this amount is reclassified to a regulatory liability for the cost of removal. See the depreciation discussion under Note 1 and Note 3 Regulatory Matters for more detail.

	2015	2014	2013
Annual depreciation rates
Electric and water	3.1%	3.0%	3.0%
Gas	5.1%	5.2%	5.4%
Non-Regulated	4.4%	4.7%	5.0%
TOTAL COMPANY	3.2%	3.0%	3.1%

        The table below sets forth the average depreciation rate for each class of assets for each period presented:

	2015	2014	2013
Annual Weighted Average Depreciation Rate
Electric fixed assets:
Production plant	2.8%	2.4%	2.4%
Transmission plant	2.4%	2.4%	2.4%
Distribution plant	3.5%	3.6%	3.6%
General plant	5.9%	5.8%	5.8%
Water	2.8%	2.7%	2.8%
Gas	5.1%	5.2%	5.4%
Non-regulated	4.4%	4.7%	5.0%

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

3.     REGULATORY MATTERS

Regulatory Assets and Liabilities and Other Deferred Credits

Changes

        Changes to regulatory assets and liabilities regarding their rate base inclusion or amortizable lives from December 31, 2014 to December 31, 2015 resulted from our 2014 Missouri rate case, which was effective July 26, 2015. As a result of this case, a new tracking mechanism related to our Riverton Unit 12 Long Term Maintenance Agreement was established. The tracking mechanisms related to Iatan 2, Iatan Common and Plum Point operating and maintenance costs were discontinued. The balances accumulated through August 2014 from these tracking mechanisms are to be amortized over three years. The tracking mechanism related to vegetation management was also discontinued. Balances accumulated through August 2014 will be amortized over five years. The balances accumulated in these discontinued tracking mechanisms after August 2014 will be addressed during the next rate case. In addition to these changes, the order also included the continuation of tracking mechanisms for expenses related to employee pension and retiree health care. There were no changes to regulatory assets and liabilities with regards to their rate base inclusion or amortizable lives from December 31, 2013 to December 31, 2014.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The following table sets forth the components of our regulatory assets and regulatory liabilities on our consolidated balance sheet (in thousands).

	December 31,
	2015	2014
Regulatory Assets:
Current:
Under recovered fuel costs	$196	$2,618
Current portion of long-term regulatory assets	6,856	8,134

Regulatory assets, current	7,052	10,752

Long-term:
Pension and other postretirement benefits(1)	108,273	111,121
Income taxes	48,613	47,177
Deferred construction accounting costs(2)	14,977	15,521
Unamortized loss on reacquired debt	9,731	10,405
Unsettled derivative losses — electric segment	7,775	9,037
System reliability — vegetation management	3,604	5,337
Storm costs(3)	3,531	4,183
Asset retirement obligation	7,722	5,145
Customer programs	5,942	5,253
Missouri solar initiative	3,504	—
Current portion of long-term regulatory assets	(6,856)	(8,134)
Other	2,892	4,672

Regulatory assets, long-term	209,708	209,717

Total Regulatory Assets	$216,760	$220,469

Regulatory Liabilities
Current:
Over recovered fuel costs	$5,280	$4,227
Current portion of long-term regulatory liabilities	3,335	3,671

Regulatory liabilities, current	8,615	7,898

Long-term:
Costs of removal(4)	94,193	90,527
SWPA payment for Ozark Beach lost generation	14,213	16,744
Income taxes	11,244	11,451
Deferred construction accounting costs — fuel(5)	7,690	7,849
Unamortized gain on interest rate derivative	3,031	3,201
Pension and other postretirement benefits	1,745	2,369
Over recovered fuel costs	2,300	1
System reliability — vegetation management	1,320	—
Current portion of long-term regulatory liabilities	(3,335)	(3,671)
Other	56	—

Regulatory liabilities, long-term	132,457	128,471

Total Regulatory Liabilities	$141,072	$136,369

(1)
Primarily consists of unfunded pension and OPEB liability. See Note 7.

(2)
Reflects deferrals resulting from 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

(3)
Reflects ice storm costs incurred in 2007 and costs incurred as a result of the May 2011 tornado including an accrued carrying charge and deferred depreciation totaling $2.9 million at December 31, 2015.

(4)
As part of our depreciation rates, we accrue the estimated cost of dismantling and removing plant from service upon retirement. The accrued cost of removal, upon retirement, is reclassified from accumulated depreciation to a regulatory liability. These reclassified amounts are reflected here. See the depreciation discussion under Note 1 and Note 2 Property, Plant and Equipment for more detail.

(5)
Resulting from regulatory plan requiring deferral of the fuel and purchased power impacts of Iatan 2.

        Unamortized losses on debt and losses on interest rate derivatives are not included in rate base, but are included in our capital structure for rate base purposes. The remainder of our regulatory assets are not included in rate base, generally because they are not cash items. However, as of December 31, 2015, the costs of all of our regulatory assets are currently being recovered except for approximately $99.0 million of pension and other postretirement costs primarily related to the unfunded liabilities for future pension and OPEB costs. The amount and timing of recovery of this item will be based on the changing funded status of the pension and OPEB plans in future periods.

        The regulatory income tax assets and liabilities are generally amortized over the average depreciable life of the related assets. The loss on reacquired debt and the loss and gain on interest rate derivatives are amortized over the life of the related new debt issue, which currently ranges from 4 to 25 years. The unrecovered fuel costs are generally recovered within a year following their recognition. Severe storm costs and the Asbury maintenance outage costs are recovered over five years. Pension and other postretirement benefit tracking mechanisms are recovered over a five year period. The cost of removal regulatory liability is amortized as removal costs are incurred.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The following table sets forth information regarding electric and water rate increases since January 1, 2013:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri — Electric	August 29, 2014	$17,125,000	3.90%	July 26, 2015
Kansas — Electric	December 5, 2014	$782,479	4.71%	June 1, 2015
Arkansas — Electric	February 23, 2015	$457,000	3.35%	February 23, 2015
Kansas — Electric	January 22, 2015	$273,455	1.08%	February 23, 2015
Arkansas — Electric	December 3, 2013	$1,366,809	11.34%	September 26, 2014
Missouri — Electric	July 6, 2012	$27,500,000	6.78%	April 1, 2013

Electric Segment

Missouri

Rate Activity

        2015 Rate Case:    On October 16, 2015, we filed a request with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers. We are seeking an annual increase in total revenue of approximately $33.4 million, or approximately 7.3%. The most significant factor driving the rate request is the cost associated with the conversion of the Riverton Unit 12 natural gas combustion turbine to combined cycle operation.

        2014 Rate Case:    On August 29, 2014, we filed a request with the MPSC for changes in rates for our Missouri electric customers. We requested an annual increase in total revenue of approximately $24.3 million, or approximately 5.5%. The main cost drivers in the rate increase are the costs associated with our investment in Air Quality Control Facilities at our Asbury power plant (See Note 11 — New Construction of "Notes to Consolidated Financial Statements (Unaudited)") that were incurred to comply with the Environmental Protection Agency's (EPA) rules governing the continued operation of the plant, increases in property taxes, increases in ongoing maintenance expenses and increases in Regional Transmission Organization transmission fees. On June 24, 2015, the MPSC granted new rates for Missouri customers, effective on July 26, 2015. The order approved an annual increase in base revenues of about $17.1 million or 3.90%, which included a net reduction in base fuel and purchased power of $1.60 per MWh, consistent with the non-unanimous stipulation and agreement filed April 8, 2015. The order establishes a tracking mechanism for expenses related to the Riverton 12 long-term maintenance contract; continues tracking of pension and other post-employment benefit expenses; and discontinues tracking of vegetation management expenses and Iatan 2, Iatan Common and Plum Point operating and maintenance costs. In addition, the order provides for the tracking and recovery of certain future changes in total transmission expense through the Fuel Adjustment Charge, which we estimate at approximately 34% of such changes.

2015 Missouri Energy Efficiency Investment Act and Integrated Resource Plan

        On October 29, 2013 we filed an application with the Missouri Public Service Commission seeking approval, pursuant to the Missouri Energy Efficiency Investment Act (MEEIA), of a new Missouri demand-side management (DSM) portfolio, including four new DSM programs, and for the authority to establish a Demand Side Management Investment Mechanism (DSIM). On July 24, 2015, we filed a motion to withdraw our MEEIA filing. We will continue our current portfolio of Energy Efficiency programs, with recovery through base rates. We will review the need for a future MEEIA filing in conjunction with our 2016 Integrated Resource Plan (IRP).

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        On July 31, 2015, we filed a notice updating our most recent IRP, with the MPSC. In the notice we indicated that Riverton Units 8 and 9 were retired on June 30, 2015. The notice also provides additional information on our MEEIA application withdrawal mentioned above.

2015 Solar Rebate Tariff

        On May 5, 2015, we filed a proposed solar rebate tariff with the MPSC and requested expedited treatment. On May 6, 2015, the MPSC ordered our request for expedited treatment of our tariff filing be granted and approved the tariff, effective May 16, 2015. The law provides a number of methods that may be utilized to recover the associated expenses. We expect these costs to be recoverable in rates.

Kansas

2015 Ad Valorem Tax Surcharge

        On January 22, 2015, we filed an Application with the KCC requesting approval of our Ad Valorem Tax Surcharge (AVTS). The request sought approval for an annual increase of $0.27 million related to increases in Ad Valorem taxes which exceed amounts currently included in base rates. On February 19, 2015, the KCC approved the request. The new rate was effective on and after February 23, 2015. On January 21, 2016, we filed an Application with the KCC requesting approval for a revision to the AVTS. The request sought approval for an annual increase of an additional $0.20 million related to increases in Ad Valorem taxes which exceed amounts currently included in our AVTS rider currently in effect.

2014 Environmental Cost Recovery Rider

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

Oklahoma

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

Arkansas

2015 Tariff Rider

        On February 23, 2015, we filed a notice with the Arkansas Public Service Commission (APSC) to implement the Alternative Generation Environmental Recovery Rider (GER) pursuant to the provision of Act 310 of 1981. The GER recovers reasonably incurred costs and expenditures as a direct result of legislative or regulatory requirements relating to the protection of the public health, safety, or the environment. Our implemented GER recovers our Arkansas jurisdictional share of investment associated

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

with the Asbury AQCS. The new GER was effective upon notice (February 23, 2015) subject to refund. On August 5, 2015, the APSC approved the GER.

2014 Rate Case

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

        As part of the IM, we and other SPP members submit generation offers to sell our power and bids to purchase power into the SPP market, with the SPP serving as a centralized commitment and dispatch of SPP members' generation resources. The SPP matches offers and bids based upon operating and reliability considerations. The SPP reports that approximately 90% – 95% of all next day generation needed throughout the SPP territory is being cleared through the IM. We also acquire Transmission Congestion Rights (TCR) through annual and monthly processes in an attempt to mitigate congestion costs associated with the power we purchase from the IM. When we sell more generation to the market than we purchase for a given settlement period, the net sale is included as part of electric revenues. When we purchase more generation from the market than we sell, the net purchase is recorded as a component of fuel and

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

purchased power on our financial statements. The net financial effect of these IM transactions is included in our fuel adjustment mechanisms and therefore has little impact on gross margin

        FERC Order No. 1000:    In July 2011, the FERC issued Order No. 1000 (Transmission Planning and Cost Allocation by Transmission Owning and Operating Public Utilities) which requires all public utility transmission providers to allow transmission developers outside their retail distribution service territory to participate in regional transmission planning. Order No. 1000 eliminates the federal right of first refusal for entities that develop transmission projects within their own retail distribution service territories to construct transmission facilities selected in a regional transmission plan. This order will directly affect our rights to build 161kV and above transmission facilities within our retail service territory.

        Order No. 1000 also directed transmission providers to develop policy and procedures for regional and interregional transmission planning as well as regional and interregional transmission cost allocation (see "SPP Regional Transmission Development" below) for approved transmission projects. We continue to participate in the SPP processes to understand the impact of these FERC orders on our ability to construct new facilities within our service territory as well as their influence on promoting construction of transmission projects on or near our borders with our neighbors. SPP completed and filed with the FERC a required interregional policy and procedure compliance filing, and while FERC partially approved SPP's compliance filing, remaining issues have been addressed in a subsequent filing that is currently waiting FERC approval.

        SPP Regional Transmission Development:    In 2010, SPP received FERC approval to implement a new highway/byway cost allocation methodology for new SPP approved transmission projects. We actively monitor SPP's policy to allocate the costs of transmission projects to its members. 2015 net SPP transmission expenses were approximately $1.3 million above 2014 levels. Our Arkansas and Oklahoma jurisdictions have cost recovery mechanisms in place to fully recover additional transmission costs outside the traditional rate making process, and Missouri has a mechanism in place to recover a portion of transmission expense above the amount in base fuel. See "Rate Matters" above for more information.

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

        SPP's formal regional cost allocation review and benefit to cost imbalance analysis process is ongoing. A filing to outline several possible remedies for entities not receiving adequate benefits from projects regionally funded was rejected by FERC and discussion continues in stakeholder groups to develop alternatives.

        SPP/Midcontinent Independent System Operator (MISO) Joint Operating Agreement and Plum Point Delivery:    Due to Plum Point's physical location and interconnection, transmission service from Entergy/MISO is required for delivery. On December 19, 2013, Entergy voluntarily integrated its generation, transmission, and load into the MISO regional transmission organization. Based on the current terms and conditions of MISO membership, Entergy's participation in MISO has increased transmission delivery costs for our Plum Point power station as well as utilizes our transmission system without compensation.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        As a result, we have participated with the SPP members and other impacted utilities in two separate FERC settlement proceedings in an effort to reduce the costs to our customers. On October 13, 2015, SPP members, SPP, MISO and MISO members filed a settlement at the FERC regarding MISO's unreserved and uncompensated use of the SPP members' systems. If approved by the FERC, the agreement will provide compensation and governance for the continued shared use of the transmission system among MISO, SPP and others impacted. However, the regional through and out transmission delivery rate (RTOR) dispute regarding Plum Point will go to hearing at the FERC. On May 20, 2015, we along with KCPL-GMO, AECI, and Southern Company filed a formal 206 complaint at the FERC that the ROTR rate was unjust and unreasonable. A procedural schedule was issued by the FERC on October 8, 2015 with hearings to commence on April 25, 2016 and an initial decision scheduled for August 10, 2016.

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

Other — Rate Matters

        In accordance with ASC guidance on regulated operations, we currently have deferred approximately $0.4 million of expense related to rate cases under other non-current assets and deferred charges. These amounts will be amortized over varying periods based upon the completion of the specific cases. Based on past history, we expect all these expenses to be recovered in rates.

4.     SHAREHOLDERS' EQUITY

Shelf Registration

        We have a $200.0 million shelf registration statement with the SEC, effective December 13, 2013, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. As of December 31, 2015, $200.0 million remains available for issuance under this shelf registration statement. However, as a result of our regulatory approvals, we may only issue up to $150.0 million of such securities in the form of first mortgage bonds, of which $30 million remains available after the issuance of $60 million in first mortgage bonds on August 20, 2015, and $60 million on December 1, 2014. Any proceeds from offerings made pursuant to this shelf would be used to fund capital expenditures, refinance existing debt or general corporate needs during the effective period through December 2016.

Employee Benefit Plans

        Our Employee Stock Purchase Plan permits the grant to eligible employees of options to purchase our common stock at a discounted price. As of December 31, 2015 there were 764,645 shares available for issuance in this plan. Under our Employee 401(k) Plan and ESOP we match a percentage of each employee's deferrals by contributing shares of our common stock. At December 31, 2015 there were 129,616 shares available to be issued. (See Note 7 for further discussion of these plans).

Equity Based Compensation

        We have several stock-based awards programs, which are described in Note 8. Our 2015 Stock Incentive Plan provides for grants of up to 500,000 shares of common stock through January 2025. At December 31, 2015 there were 496,766 shares available to be issued.

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

        The following table shows our diluted earnings per share, dividends paid per share, total dividends paid and retained earnings balance for the years ended December 31, 2015, 2014 and 2013:

(in millions, except per share amounts)	2015	2014	2013
Diluted earnings per share	$1.29	$1.55	$1.48
Dividends paid per share	$1.04	$1.025	$1.005
Total dividends paid	$45.4	$44.4	$43.0
Retained earnings year-end balance	$101.4	$90.3	$67.6

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Preferred and Preference Stock

        We have 2.5 million shares of preference stock authorized, including 0.5 million shares of Series A Participating Preference Stock, none of which have been issued. We have 5 million shares of $10.00 par value cumulative preferred stock authorized. There was no preferred stock issued and outstanding at December 31, 2015 or 2014.

5.     LONG-TERM DEBT

        At December 31, 2015 and 2014, the balance of long-term debt outstanding was as follows (in thousands):

	2015	2014
First mortgage bonds (EDE):
7.20% Series due 2016	$25,000	$25,000
6.375% Series due 2018(1)	90,000	90,000
4.65% Series due 2020(1)	100,000	100,000
3.58% Series due 2027(1)	88,000	88,000
3.59% Series due 2030(1)	60,000	—
3.73% Series due 2033(1)	30,000	30,000
5.875% Series due 2037(1)	80,000	80,000
5.20% Series due 2040(1)	50,000	50,000
4.32% Series due 2043(1)	120,000	120,000
4.27% Series due 2044(1)	60,000	60,000
First mortgage bonds (EDG):
6.82% Series due 2036(1)	55,000	55,000

	758,000	698,000
Senior Notes, 6.70% Series due 2033(1)	62,000	62,000
Senior Notes, 5.80% Series due 2035(1)	40,000	40,000
Capital lease obligations	3,890	4,167
Less unamortized net discount	(633)	(686)

	863,257	803,481
Less current obligations of long-term debt	(25,000)	—
Less current obligations under capital lease	(310)	(292)

TOTAL LONG-TERM DEBT	$837,947	$803,189

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

EDE Mortgage Indenture

        Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) is limited by terms of the mortgage to $1.0 billion. Based on the $1.0 billion limit, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $297 million of new first mortgage bonds. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. The annual interest coverage requirement and retired bonds or 60% of net property additions test would permit the issuance of more than $297.0 million of first mortgage bonds; however, as discussed above, we are otherwise limited to the issuance of no more than $297.0 million of new first mortgage bonds. As of December 31, 2015, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

        The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Gas Company (EDG Mortgage) is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG's ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of December 31, 2015, this test

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

would allow us to issue approximately $19.5 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%. As of December 31, 2015, we are in compliance with all restrictive covenants of the EDG Mortgage.

        Our long-term debt obligations over the next five years are as follows (in thousands):

	Payments Due By Period
Long-Term Debt Payout Schedule (Excluding Unamortized Discount) (in thousands)	Total	Regulated Entity Debt Obligations	Capital Lease Obligations
2016	$25,310	$25,000	$310
2017	329	—	329
2018	90,351	90,000	351
2019	375	—	375
2020	100,396	100,000	396
Thereafter	647,129	645,000	2,129

Total long-term debt obligations	863,890	$860,000	$3,890

Less current obligations and unamortized discount	25,943

TOTAL LONG-TERM DEBT	$837,947

6.     SHORT-TERM BORROWINGS

        At December 31, 2015, total short-term borrowings consisted of $25.0 million in commercial paper and no borrowings under our line of credit. During 2015 and 2014 our short-term borrowings outstanding averaged (in millions)

	2015	2014
Average borrowings outstanding	$48.9	$30.0
Highest month end balance	$97.0	$77.0

        The weighted average interest rates and the weighted average interest rate of borrowings outstanding at December 31, 2015 and 2014 were:.

	2015	2014
Weighted average interest rate	0.54%	0.38%
Weighted average interest rate of borrowings outstanding	0.84%	0.44%

        We have in place a $200 million 5-year Credit Agreement which expires in October 2019. This agreement replaced the former $150 million Third Amended and Restated Unsecured Credit Agreement that had a January 2017 expiration date. This agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20 million swingline loan sublimit, a $20 million sublimit for letters of credit issuance and, subject to bank approval, a $75 million accordion feature and two one-year extensions of the credit facility's maturity date.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

facility is 1.025%. A facility fee is payable quarterly on the full amount of the commitments under the facility based on our current credit ratings, which is currently 0.175%. In addition, upon entering into the new credit facility, we paid upfront fees to the revolving credit banks of $0.3 million in the aggregate.

        The new credit facility requires our total indebtedness to be less than 65.0% of our total capitalization at the end of each fiscal quarter and a failure to maintain this ratio will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of December 31, 2015, we were in compliance with this covenant as our ratio of total indebtedness to total capitalization was 0.53 to 1.0. The new credit facility is also subject to cross-default if we default on more than $25 million in the aggregate on our other indebtedness. As of December 31, 2015, we were not in default under any of our debt obligations.

        The new credit agreement does not legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under the agreement at December 31, 2015; however, $25.0 million was used to back up our outstanding commercial paper.

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

        Annually we evaluate the discount rate, retirement age, compensation rate increases, expected return on plan assets, healthcare cost trend rate, and other actuarial assumptions related to pension benefit and post-retirement medical plan. We utilize an interest rate yield curve to determine an appropriate discount rate. The yield curve is constructed based on the yields on over 500 high-quality, non-callable corporate bonds with maturities between zero and thirty years. A theoretical spot rate curve constructed from this yield curve is then used to discount the annual benefit cash flows of the Empire pension plan and develop a single point discount rate matching the plan's payout structure. In evaluating these assumptions, many factors are considered, including, current market conditions, asset allocations, changes in demographics and the views of leading financial advisors and economists. In evaluating the expected retirement age assumption, we consider the retirement ages of past employees eligible for pension and medical benefits together with expectations of future retirement ages. It is reasonably possible that changes in these assumptions will occur in the near term and, due to the uncertainties inherent in setting assumptions, the effect of such changes could be material to the Company's consolidated financial statements. A roll forward technique is used to value the year ending pension obligations. The roll forward technique values the year-end obligation by rolling forward the beginning-of-year obligation using the demographic assumptions disclosed below. The economic assumptions are updated as of the end of the year. All of the benefit plans have been measured as of December 31, 2015, consistent with previous years. See Note 1.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Pensions

        Our noncontributory defined benefit pension plan includes all employees meeting minimum age and service requirements. Effective on January 1, 2014, the plan was amended to include a cash balance benefit formula. Employees hired on or after January 1, 2014 will accrue benefits based on a cash balance methodology. Employees hired prior to January 1, 2014 were given a one-time option to convert to the cash balance methodology, or remain with our traditional average annual basic earnings formula, by December 31, 2014. Both benefit formulas allow for a lump sum distribution of vested benefits. Lump sum distributions totaled approximately $15.3 million and $9.0 million during 2015 and 2014, respectively, and did not require settlement accounting according to ASC 715.

        Annual contributions to the plan are at least equal to the greater of either minimum funding requirements of ERISA or the accrued cost of the Plan, as required by the Missouri Public Service Commission.

        Our net pension liability decreased $2.4 million in 2015, which was recorded as a decrease in regulatory assets as we believe it is probable of recovery through customer rates based on rate orders received in our jurisdictions. The decrease in the liability is primarily due to an increase in discount rates. Our contribution is estimated to be approximately $13.6 million for 2016. We expect future pension funding commitments to continue at least at the level of our accrued cost, as required by our regulator. The actual minimum funding requirements will be determined based on the results of the actuarial valuations and, in the case of 2017, the performance of our pension assets during 2016.

        We also have a supplemental retirement program ("SERP") for designated officers of the Company, which we fund from Company funds as the benefits are paid. The liability for this plan increased $0.7 million in 2015.

        Expected benefit payments are as follows (in millions):

Year	Payments from Trust	Payments from Company Funds
2016	$22.5	$0.5
2017	22.8	0.6
2018	21.5	0.5
2019	20.0	0.5
2020	20.9	0.8
2021 – 2025	97.4	2.9

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

        Our net liability decreased $10.0 million in 2015, which was recorded as a decrease in regulatory assets as we believe it is probable of recovery through customer rates based on rate orders received in our jurisdictions. The decrease in the liability is primarily due to a significant actuarial gain resulting from increases in discount rates, the adoption of a new mortality table and positive claims trends. Our funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $4.9 million in 2016.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        Estimated benefit payments are as follows (in millions):

Year	Payments from Trust	Expected Federal Subsidy	Payments from Company Funds
2016	$2.8	$0.4	$0.2
2017	3.2	0.4	0.2
2018	3.5	0.5	0.2
2019	3.8	0.5	0.2
2020	4.1	0.6	0.2
2021 – 2025	25.0	3.7	0.8

        The following tables set forth the Company's benefit plans' projected benefit obligations, the fair value of the plans' assets and the funded status (in thousands).

	Pension		SERP		OPEB
Reconciliation of Projected Benefit Obligations:	2015	2014	2015	2014	2015	2014
Benefit obligation at beginning of year	$251,879	$225,131	$9,155	$7,108	$109,899	$85,332
Service cost	7,442	6,467	158	153	3,713	2,601
Interest cost	10,278	10,819	382	387	4,670	4,360
Amendments	—	(7,753)	—	(45)	—	—
Net actuarial (gain)/loss	(708)	36,742	557	1,890	(14,358)	20,347
Plan participant's contribution	—	—	—	—	963	850
Benefits and expenses paid	(25,201)	(19,527)	(366)	(338)	(3,839)	(3,897)
Federal subsidy	—	—	—	—	419	306

Benefit obligation at end of year	$243,690	$251,879	$9,886	$9,155	$101,467	$109,899

	Pension		SERP		OPEB
Reconciliation of Fair Value of Plan Assets:	2015	2014	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$192,674	$186,547	$—	$—	$83,776	$79,098
Actual return on plan assets — gain/(loss)	(1,978)	14,319	—	—	(955)	5,030
Employer contribution	21,350	11,335	—	—	4,903	2,258
Benefits paid	(25,201)	(19,527)	—	—	(3,670)	(3,707)
Plan participant's contribution	—	—	—	—	912	804
Federal subsidy	—	—	—	—	403	293

Fair value of plan assets at end of year	$186,845	$192,674	$—	$—	$85,369	$83,776

	Pension		SERP		OPEB
Reconciliation of Funded Status:	2015	2014	2015	2014	2015	2014
Fair value of plan assets	$186,845	$192,674	$—	$—	$85,369	$83,776
Projected benefit obligations	(243,690)	(251,879)	(9,886)	(9155)	(101,467)	(109,899)

Funded status	$(56,845)	$(59,205)	$(9,886)	$(9,155)	$(16,098)	$(26,123)

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The employee pension plan accumulated benefit obligation at December 31, 2015 and 2014 is presented in the following table (in thousands):

	Pension Benefits		SERP
	2015	2014	2015	2014
Accumulated benefit obligation	$221,481	$227,928	$8,609	$7,160

        Amounts recognized in the balance sheet consist of (in thousands):

	Pension		SERP		OPEB
	2015	2014	2015	2014	2015	2014
Accounts Payable and Accrued Liabilities	$—	$—	$534	$481	$151	$139
Pension and other postretirement benefit obligation	$56,845	$59,205	$9,352	$8,674	$15,947	$25,984

        Net periodic benefit pension cost for 2015, 2014 and 2013, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset (see Note 3), is comprised of the following components (in thousands):

	Pension			OPEB
Net Periodic Pension Benefit Cost:	2015	2014	2013	2015	2014	2013
Service cost	$7,442	$6,467	$7,454	$3,713	$2,601	$2,941
Interest cost	10,278	10,819	10,063	4,670	4,360	3,827
Expected return on plan assets	(13,567)	(13,105)	(12,428)	(5,197)	(4,801)	(4,353)
Amortization of prior service cost/(benefit)(1)	(630)	418	532	(1,011)	(1,011)	(1,011)
Amortization of actuarial loss(1)	10,033	6,611	10,445	2,747	967	2,261

Net periodic benefit cost	$13,556	$11,210	$16,066	$4,922	$2,116	$3,665

	SERP
Net Periodic Pension Benefit Cost:	2015	2014	2013
Service cost	$158	$153	$135
Interest cost	382	387	315
Expected return on plan assets	—	—	—
Amortization of prior service cost/(benefit)t(1)	(42)	(8)	(8)
Amortization of actuarial loss(1)	597	504	567

Net periodic benefit cost	$1,095	$1,036	$1,009

(1)
Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The tables below present other changes in plan assets and benefit obligations recognized in the regulatory asset accounts for the year (in thousands).

		Amount Recognized
Regulatory Assets	Beginning Balance 12/31/14	Current Year Actuarial Loss	Amortization of Actuarial Loss	Current Year Prior Service Credit	Amortization of Prior Service (Cost)/Credit	Ending Balance 12/31/15
Pension	$77,456	14,836	(10,033)	—	630	$82,889
SERP	$5,537	557	(597)	—	42	$5,539
OPEB	$20,446	(8,208)	(2,747)	—	1,011	$10,502

		Amount Recognized
Regulatory Assets	Beginning Balance 12/31/13	Current Year Actuarial Loss	Amortization of Actuarial Loss	Current Year Prior Service Credit	Amortization of Prior Service (Cost)/Credit	Ending Balance 12/31/14
Pension	$56,709	35,529	(6,611)	(7,753)	(418)	$77,456
SERP	$4,188	1,890	(504)	(45)	8	$5,537
OPEB	$285	20,117	(967)	—	1,011	$20,446

        The following table presents the amount of net actuarial gains / losses, transition obligations / assets and prior period service costs in regulatory assets not yet recognized as a component of net periodic benefit cost. It also shows the amounts expected to be recognized in the subsequent year. The following table presents those items for the employee pension plan and other benefits plan at December 31, 2015, and the subsequent twelve-month period (in thousands):

	Pension Benefits		SERP		OPEB
	2015	Subsequent Period	2015	Subsequent Period	2015	Subsequent Period
Net actuarial loss	$88,981	$8,426	$5,555	$555	$12,075	$1,030
Prior service cost (benefit)	(6,092)	(630)	(16)	(14)	(1,573)	(1,011)

Total	$82,889	$7,796	$5,539	$541	$10,502	$19

        The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits		OPEB
	2015	2014	2015	2014
Discount rate	4.40%	4.06%	4.48%	4.15%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Weighted-average assumptions used to determine the net benefit cost (income) as of January 1:

	Pension Benefits			OPEB
	2015	2014	2013	2015	2014	2013
Discount rate	4.06%	4.90%	4.00%	4.15%	5.00%	4.11%
Expected return on plan assets	7.75%	7.75%	7.75%	6.52%	6.52%	6.52%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

        The expected long-term rate of return assumption was based on historical return and adjusted to estimate the potential range of returns for the current asset allocation. The assumed 2015 cost trend rate used to measure the expected cost of healthcare benefits and benefit obligation is 7.0%. Each trend rate decreases 0.50% through 2020 to an ultimate rate of 5.0% in 2020 and subsequent years.

        The healthcare cost trend rate affects projected benefit obligations. A 1% change in assumed healthcare cost growth rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$2,051	$(1,530)
Effect on post-retirement benefit obligation	$17,473	$(13,794)

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

        The following fair value hierarchy table presents information about the pension fund assets measured at fair value as of December 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Short term investments	$—	$71	$—	$71	0.0%
Equity securities
Common collective trusts — domestic	—	46,182	—	46,182	24.7%
Common collective trusts — international		41,928		41,928	22.5%
Fixed income
Common collective trust	—	60,694	—	60,694	32.5%
Other types of investments
Equity long/short hedge funds	—	—	37,970	37,970	20.3%

	$—	$148,875	$37,970	$186,845	100.0%

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Short term investments	$—	$70	$—	$70	0.0%
Equity securities
Common collective trusts — domestic	—	48,760	—	48,760	25.3%
Common collective trusts — international		42,770		42,770	22.2%
Fixed income
Common collective trust	—	62,646	—	62,646	32.5%
Other types of investments
Equity long/short hedge funds	—	—	38,428	38,428	20.0%

	$—	$154,246	$38,428	$192,674	100.0%

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) — December 31,

	2015	2014
	Equity long/short hedge funds	Equity long/short hedge funds
Beginning Balance, January 1,	$38,428	$36,729
Actual return on plan assets:
Relating to assets still held at the reporting date	(458)	1,382
Relating to assets sold during the period	—	1,491
Purchases	—	9,700
Sales	—	(10,874)
Settlements	—	—
Transfers into and (out of) Level 3	—	—

Ending Balance, December 31,	$37,970	$38,428

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

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Equity securities
Common collective trusts	$—	$48,553	$—	$48,553	56.9%
Fixed income
Common collective trusts	—	34,395	—	34,395	40.3%
Other types of investments
Common collective trusts	—	2,556	—	2,556	3.0%

	$—	$85,504	$—	85,504

Payable for securities purchased				(135)	–0.2%

				$85,369	100.0%

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percentage of Plan Assets
Equity securities
Common collective trusts	$—	$47,690	$—	$47,690	56.9%
Fixed income
Common collective trusts	—	33,708	—	33,708	40.2%
Other types of investments
Common collective trusts	—	2,453	—	2,453	2.9%

	$—	$83,851	$—	$83,851

Payable for securities purchased				(75)	0.0%

				$83,776	100.0%

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

•

Lettered or Restricted Stock

•

Any other investment security which, in the opinion of the investment manager produces an imprudent risk to the fund

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The look-back feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

maximum subscription price. As of December 31, 2015 there were 764,645 shares available for issuance in this plan.

	2015		2014	2013
Subscriptions outstanding at December 31,	58,742		57,369	60,413
Maximum subscription price	$21.09	(1)	$21.43	$19.58
Shares of stock issued	56,193		56,942	68,099
Stock issuance price	$21.01		$19.58	$17.95

(1)
Stock will be issued on the closing date of the purchase period, which runs from June 1, 2015 to May 31, 2016.

        Assumptions for valuation of these shares are shown in the table below.

	2015	2014	2013
Weighted average fair value of grants	$3.58	$3.07	$2.78
Risk-free interest rate	0.26%	0.10%	0.14%
Dividend yield	4.40%	4.30%	4.60%
Expected volatility(1)	21.00%	14.00%	14.00%
Expected life in months	12	12	12
Grant date	6/1/2015	6/2/2014	6/1/2013

(1)
One-year historic volatility

401(k) Plan and ESOP

        Our Employee 401(k) Plan and ESOP (the 401(k) Plan) allows participating employees to defer up to 25% of their annual compensation up to an Internal Revenue Service specified limit. For employees participating in the cash balance formula of the pension plan, discussed above, we match 100% of their deferrals, not to exceed 6% of the employee's eligible compensation. The first 3% of the matching contribution is made in shares of our common stock with the remaining portion made by contributing cash. For employees remaining with the traditional average annual basic earnings formula of the pension plan, we match 50% of their deferrals by contributing shares of our common stock, with such matching contributions not to exceed 3% of the employee's eligible compensation. We record the compensation expense at the time the quarterly matching contributions are made to the plan. At December 31, 2015 there were 129,616 shares available to be issued.

	2015	2014	2013
Shares contributed	66,783	60,049	64,128

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

        We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable years ended December 31 (in thousands):

	2015	2014	2013
Compensation expense	$4,279	$3,688	$2,577
Tax benefit recognized	1,576	1,359	929

Stock Incentive Plans

        Our 2006 Stock Incentive Plan (the 2006 Incentive Plan), which expired on December 31, 2015, was replaced by the 2015 Stock Incentive Plan (the 2015 Incentive Plan). The 2015 Incentive Plan was adopted by shareholders at the annual meeting on May 1, 2014 and provides for grants of up to 500,000 shares of common stock through January 2025. At December 31, 2015 there were 496,766 shares available to be issued. The 2015 Stock Incentive Plan permits (and the 2006 Incentive Plan permitted) grants of stock options and restricted stock to qualified employees and permits Directors and, if approved by the Compensation Committee of the Board of Directors, qualified employees to receive common stock in lieu of cash. Certain executive officers and other senior managers applied to receive annual incentive awards related to 2013, 2014 and 2015 performance in the form of Empire common stock rather than cash. These requests were granted by the Compensation Committee of the Board of Directors under the terms of our 2006 and 2015 Stock Incentive Plans. The terms and conditions of any option or stock grant are determined by the Board of Directors Compensation Committee, within the provisions of these Stock Incentive Plans.

Time-Vested Restricted Stock Awards

        Beginning in 2011, we began granting, to qualified individuals, time-vested restricted stock awards that vest after a three-year period, in lieu of stock options. No dividend rights accumulate during the vesting period. Time-vested restricted stock is valued at an amount equal to the fair market value of our common stock on the date of grant. If employment terminates during the vesting period because of death, retirement or disability, the participant is entitled to a pro-rata portion of the time-vested restricted stock awards such participant would otherwise have earned, which is distributed following the date of termination, with the remainder of the award forfeited. If employment is terminated during the vesting period for reasons other than those listed above, the time-vested restricted stock awards will be forfeited on the date of the termination, unless the Board of Directors' Compensation Committee determines, in its sole discretion, that the participant is entitled to a pro-rata portion of the award. In addition, if a change in control occurs during the vesting period, a pro-rata portion of the time-vested restricted stock awards will vest upon such change in control, and any portion of such awards that remains unvested immediately after the change in control will be forfeited.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The fair value measurements for each grant year are noted in the following table:

	Fair Value of Grants Outstanding at December 31
	2015	2014
Total unrecognized compensation cost (in millions)	$0.4	$0.4
Recognition period	0.1 years to 2.1 years	1.1 years to 2.1 years
Fair value	$25.17	$26.82

        A summary of time-vested restricted stock activity under the plan for 2015, 2014 and 2013 is presented in the table below:

	2015		2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	41,000	$21.89	24,900	$21.42	3,300	$21.84
Granted	19,000	$30.40	22,600	$22.40	21,600	$21.36
Distributed	(1,654)	$21.92	(4,010)	$21.77	—	—
Forfeited	(2,746)	$25.91	(2,490)	$21.99	—	—

Outstanding at December 31,	55,600	$24.60	41,000	$21.89	24,900	$21.42

Performance-Based Restricted Stock Awards

        Performance-based restricted stock awards are granted to qualified individuals consisting of the right to receive a number of shares of common stock at the end of the restricted period assuming performance criteria are met. The performance measure for the award is the total return to our shareholders over a three-year period compared with an investor-owned utility peer group. The threshold level of performance under the 2013, 2014 and 2015 grants was set at the 20th percentile level of the peer group, target at the 50th percentile level, and the maximum at the 80th percentile level. Shares would be earned at the end of the three-year performance period as follows: 100% of the target number of shares if the target level of performance is reached, 50% if the threshold is reached, and 200% if the percentile ranking is at or above the maximum, with the number of shares interpolated between these levels. However, no shares would be payable if the threshold level is not reached.

        If employment terminates during the performance period because of death, retirement, or disability, the individual is entitled to a pro-rata portion of the performance-based restricted stock awards such individual would otherwise have earned. If employment is terminated during the performance period for reasons other than those listed above, the performance-based restricted stock awards will be forfeited on the date of the termination unless the Compensation Committee of the Board of Directors determines, in its sole discretion, that the individual is entitled to a pro-rata portion of such award. In addition, if a change in control occurs during the performance period, a pro-rata portion of the target performance-based restricted stock awards will vest and be distributed upon such change in control. At the end of the performance period, the number of shares earned, determined without regard to the special change in control vesting provisions will be determined and such amount, less the number of shares distributed upon the change in control, shall be distributed. In connection with the Agreement and Plan of Merger dated February 9, 2016, by and among the Company, Liberty Utilities (Central) Co. and Liberty Sub Corp. (the "Merger Agreement"), we amended outstanding performance-based restricted stock awards to provide that, effective upon and subject to the occurrence of the merger under the Merger

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Agreement, each performance-based restricted stock award outstanding immediately prior to the effective time of the merger will be converted into the right to receive a lump sum in cash equal to the merger consideration under the merger agreement, multiplied by the target number of shares under the award. (See Note 17 for further discussion of the Merger Agreement).

        The fair value of the outstanding restricted stock awards was estimated as of December 31, 2015, 2014 and 2013 using a Monte Carlo option valuation model. The assumptions used in the model for each grant year are noted in the following table:

	Fair Value of Grants Outstanding at December 31,
	2015	2014	2013
Risk-free interest rate	0.65% to 1.06%	0.25% to 0.67%	0.13% to 0.38%
Expected volatility of Empire stock	18.7%	14.5%	20.2%
Expected volatility of peer group stock	14.5% to 34.4%	12.4% to 24.8%	12.3% to 27.5%
Expected dividend yield on Empire stock	3.7%	3.5%	4.5%
Expected forfeiture rates	3%	3%	3%
Plan cycle	3 years	3 years	3 years
Fair value percentage	115.0% to 182.0%	140.0% to 157.0%	0.0% to 108.0%
Weighted average fair value per share	$41.73	$43.80	$18.47

        Non-vested performance-based restricted stock awards (based on target number) as of December 31, 2015, 2014 and 2013 and changes during the year ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	63,300	$21.74	47,200	$21.39	33,900	$20.25
Target shares granted	21,800	$30.40	27,000	$22.40	26,300	$21.36
Shares issued in excess of target	3,653	$20.97	—	—	—	—
Shares awarded	(13,653)	$20.97	—	—	(4,460)	$18.36
Forfeited shares	(6,079)	$24.10	—	—	—
Target shares not awarded	—	—	(10,900)	$21.84	(8,540)	$18.36

Nonvested at December 31,	69,021	$24.38	63,300	$21.74	47,200	$21.39

        At December 31, 2015 and 2014, unrecognized compensation expense related to estimated outstanding awards was $0.7 million and $1.1 million, respectively.

Stock Options

        Beginning in 2011, we began issuing time-vested restricted stock in lieu of stock options and dividend equivalents. Prior to 2011 stock options were issued with an exercise price equal to the fair market value of the shares on the date of grant. They became exercisable after three years and expired ten years after the date granted. Dividend equivalent awards, under which dividend equivalents accumulated during the vesting period, were also issued to recipients of the stock options. Participants' options and dividend equivalents that were not vested were forfeited when participants left Empire, except for terminations of employment under certain specified circumstances. There were no stock options or dividend equivalents granted in 2015, 2014, or 2013, and all outstanding options were exercised prior to December 31, 2014.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        Stock option grants vest upon satisfaction of service conditions. The cost of the awards is generally recognized over the requisite (explicit) service period. There were no outstanding options at December 31, 2015 and 2014. The fair value of the outstanding options was estimated as of December 31, 2013, under a Black-Scholes methodology. The assumptions used in the valuations are shown below:

Fair Value of Grants Outstanding at December 31, 2013
Risk-free interest rate	0.10% to 0.38%
Dividend yield	4.5%
Expected volatility	24.0%
Expected life in months	6.5 to 24.5
Market value	$22.69
Weighted average fair value per option	$1.57

        A summary of option activity under the plan during the years ended December 31, 2014 and 2013 is presented below:

	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	112,500	$23.27	163,300	$22.13
Granted	—	—		$—
Exercised	112,500	$24.58	(50,800)	$21.78

Outstanding at December 31,	—		112,500	$23.27

Exercisable, end of year	—		112,500	$23.27

        The intrinsic value of the unexercised options is the difference between the Company's closing stock price on the last day of the period and the exercise price multiplied by the number of in-the-money options, had all option holders exercised their options on the last day of the period. The intrinsic value is zero if such closing price is less than the exercise price. The table below shows the aggregate intrinsic values at December 31, 2013:

2013
Aggregate intrinsic value (in millions)	Less than $0.1
Weighted-average remaining contractual life of outstanding options	2.1 years
Range of exercise prices	$21.92 to $23.81
Total unrecognized compensation expense (in millions) related to non-vested options and related dividend equivalents granted under the plan	—
Recognition period	—

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

        As of December 31, 2015, a total of 900,000 shares were authorized under this plan. Each common stock unit earns dividends in the form of common stock units and can be redeemed for shares of common stock. In connection with the Merger Agreement, we amended the Stock Unit Plan to provide that, effective upon and subject to the occurrence of the merger under the Merger Agreement, each stock unit outstanding immediately prior to the effective time of the merger will be converted into the right to receive in cash the merger consideration under the Merger Agreement, with interest at the prime rate from the effective time of the merger until the payment date under the plan. (See Note 17 for further discussion of the Merger Agreement).

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

	2015	2014
Shares accrued to directors' accounts	157,672	164,085
Shares available for issuance	677,980	714,978

        Units accrued for service and dividends as well as units redeemed for common stock at December 31 are shown in the table below:

	2015	2014	2013
Units accrued for service and dividends	30,595	30,765	34,252
Units redeemed for common stock	37,008	21,083	22,908

9.     INCOME TAXES

        Income tax expense components for the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Current income taxes:
Federal	$—	$(2,350)	$6,726
State	—	(123)	2,495

TOTAL	—	(2,473)	9,221
Deferred income taxes:
Federal	29,722	36,620	24,954
State	4,233	5,216	3,554

TOTAL	33,955	41,836	28,508
Investment tax credit amortization	(143)	(143)	(237)

TOTAL INCOME TAX EXPENSE	$33,812	$39,220	$37,492

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Deferred Income Taxes

        Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows
(in thousands):

	December 31,
Deferred Income Taxes	2015	2014
NET DEFERRED TAX LIABILITIES	$396,542	$358,252

        Temporary differences related to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
Temporary Differences	2015	2014
Deferred tax assets:
Plant related basis differences	$27,347	$25,349
Net operating loss (NOL)	9,055	22,000
Regulated liabilities related to income taxes	13,142	13,350
Disallowed plant costs	1,699	1,754
Gains on hedging transactions	1,195	1,260
Pensions and other post-retirement benefits	—	1,175
Carry forward of income tax credit	8,675	6,367
Other	1,550	1,633

Total deferred tax assets	$62,663	$72,888

Deferred tax liabilities:
Depreciation, amortization and other plant related differences	$382,897	$363,337
Regulated assets related to income	38,615	37,180
Loss on reacquired debt	3,572	3,828
Amortization of intangibles	10,248	9,168
Pensions and other post-retirement benefits	7,112	—
Deferred construction accounting costs	5,711	6,082
Other	11,050	11,545

Total deferred tax liabilities	459,205	431,140

NET DEFERRED TAX LIABILITIES	$396,542	$358,252

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Effective Income Tax Rates

        The difference between income taxes and amounts calculated by applying the federal legal rate to income tax expense for continuing operations were as follows:

Effective Income Tax Rates	2015	2014	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit)	3.1	3.1	3.1
Investment tax credit amortization	(0.2)	(0.1)	(0.2)
Effect of ratemaking on property related differences	(1.4)	(1.7)	(1.1)
Other	0.9	0.6	0.3

EFFECTIVE INCOME TAX RATE	37.4%	36.9%	37.1%

        We do not have any unrecognized tax benefits as of December 31, 2015. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

        The "Protecting Americans from Tax Hikes" Act (the "Act") was signed into law on December 18, 2015. The Act restored several expired business tax provisions, including bonus depreciation for 2015. Because of the reinstatement of bonus depreciation, we anticipate making no material income tax payments in 2016.

        We generated $74.1 million of tax NOLs during 2014, mainly due to bonus depreciation. We intend to carry forward these tax NOLs, which, if unused, will expire in 2034. We estimate that we will utilize approximately $38.0 million of the 2014 tax NOLs on our 2015 return when filed. As of December 31, 2015, we estimate there is $13.5 million of deferred tax assets remaining to be utilized related to the tax NOLs. A portion of the deferred tax assets related to the tax NOLs is recorded as a receivable on the balance sheet in anticipation of income tax payment refunds.

        In 2010, we received $17.7 million of investment tax credits based on our investment in Iatan 2, which, if unused, will expire in 2030. We utilized $9.0 million of these credits on our 2013 tax return. Due to the passage of the Act, we estimate we will not be able to use the remaining credits on our 2015 tax return, but expect to use them to offset future income tax liabilities. The tax credits will have no significant income statement impact because they will flow to our customers as we amortize the tax credits over the life of the plant.

        On September 13, 2013, the IRS and the Treasury Department released final regulations under Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property. These regulations applied to tax years beginning on or after January 1, 2014, and we filed a Form 3115 with the IRS to change our tax accounting method to comply with the regulations. As a result, we deducted approximately $29 million on our 2014 income tax return under IRS Code Section 481(a) as an adjustment required by the change in tax accounting method.

        Our 2014 income tax return included another tax accounting method change regarding the deductibility of the Voluntary Employee Benefit Association (VEBA) plan activity. As a result, we deducted approximately $14 million as an adjustment required by the change in tax method of accounting. These changes did not have a material impact on the effective tax rate.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

10.   COMMONLY OWNED FACILITIES

Iatan

        We own a 12% undivided interest in the coal-fired Units No. 1 and No. 2 at the Iatan Generating Station located near Weston, Missouri, 35 miles northwest of Kansas City, Missouri, as well as a 3% interest in the site and a 12% interest in certain common facilities. We are entitled to 12% of each unit's available capacity and are obligated to pay for a like percentage of the operating costs of the units. KCP&L and KCP&L Greater Missouri Operations Co. own 70% and 18% respectively, of Unit 1, and 54% and 18%, respectively, of Unit 2. KCP&L operates the units for the joint owners.

        At December 31, 2015 and 2014, our property, plant and equipment accounts included the amounts in the following chart (in millions):

Iatan	2015	2014
Cost of ownership in plant in service	$380.2	$373.3
Accumulated Depreciation	$105.3	$99.1
Expenditures(1)	$26.9	$27.8

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

        At December 31, 2015 and 2014, our property, plant and equipment accounts included the amounts in the following chart (in millions):

State Line Combined Cycle Unit	2015	2014
Cost of ownership in plant in service	$163.0	$161.5
Accumulated Depreciation	$43.5	$40.0
Expenditures(1)	$40.7	$47.1

(1)
Recognized in operating, maintenance, and fuel expenditures excluding depreciation expense.

Plum Point Energy Station

        We own a 7.52% undivided interest in the coal-fired Plum Point Energy Station located near Osceola, Arkansas. We are entitled to 7.52% of the station's capacity, and are obligated to pay for a like percentage of the station's operating costs.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        At December 31, 2015 and 2014, our property, plant and equipment accounts included the amounts in the following chart (in millions):

Plum Point Energy Station	2015	2014
Cost of ownership in plant in service	$109.1	$108.3
Accumulated Depreciation	$11.9	$9.4
Expenditures(1)	$9.6	$8.1

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

Coal, Natural Gas and Transportation Contracts

        The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of December 31, 2015 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts
January 1, 2016 through December 31, 2016	$26.7	$18.0
January 1, 2017 through December 31, 2018	37.4	27.5
January 1, 2019 through December 31, 2020	28.8	10.8
January 1, 2021 and beyond	45.7	—

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

        We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of December 31, 2015 are detailed in the table above.

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

        The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit's capacity. We also have a long-term agreement for the purchase of an additional 50 megawatts of capacity from Plum Point. Commitments under this agreement are approximately $277.6 million through August 31, 2039, the end date of the agreement. We had the option to purchase an undivided ownership interest in the 50 megawatts covered by the purchased power agreement. We evaluated this purchase option as part of our Integrated Resource Plan (IRP), which was filed with the MPSC on July 1, 2013. We did not exercise this option by the March 2015 notification deadline in the contract.

        We have a long-term purchased power agreement, which expires in 2028, with Cloud County Windfarm, LLC, owned by EDP Renewables North America LLC, Houston, Texas to purchase the energy generated at the approximately 105-megawatt Phase 1 Meridian Way Wind Farm located in Cloud County, Kansas. We do not own any portion of the windfarm. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $14.6 million based on a 20-year average cost.

        We also have a long-term contract, which expires in 2025, with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc., to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. We do not own any portion of the windfarm. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $16.9 million based on a 20-year average cost.

        Payments for these agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in the operating lease obligations shown below.

New Construction

        We have in place a contract with a third party vendor to complete engineering, procurement, and construction activities at our Riverton plant to convert Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion includes the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. The Air Emission Source Construction Permit necessary for this project was issued by Kansas Department of Health and Environment on July 11, 2013. This conversion is currently scheduled to be completed in early to mid-2016 at a cost estimated to range from $165 million to $175 million, excluding allowance for funds used during construction (AFUDC). Construction costs, consisting of pre-engineering, site preparation activities and contract costs incurred project to date through December 31, 2015 were $159.6 million, excluding AFUDC.

        In December 2014 we completed an environmental retrofit at our Asbury plant. The retrofit project included the installation of a pulse-jet fabric filter (baghouse), circulating dry scrubber and powder activated carbon injection system. This new equipment enables us to comply with the Mercury and Air Toxics Standard (MATS). Final costs were approximately $112.1 million, excluding AFUDC.

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

        The gross amount of assets recorded under capital leases total $5.3 million at December 31, 2015.

        Our lease obligations over the next five years are as follows (in thousands):

	Capital Leases	Operating Leases
2016	$554	$734
2017	551	689
2018	551	648
2019	550	484
2020	546	—
Thereafter	2,460	—

Total minimum payments	5,212	$2,555
Less amount representing interest	1,322

Present value of net minimum lease payments	$3,890

        Expenses incurred related to operating leases were $0.8 million, $0.8 million and $0.8 million for 2015, 2014, and 2013, respectively, excluding payments for wind generated purchased power agreements. The accumulated amount of amortization for our capital leases was $1.9 million and $1.5 million at December 31, 2015 and 2014, respectively.

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

Compliance Plan

        In order to comply with current and forthcoming environmental regulations, we continue to implement our compliance plan and strategy (Compliance Plan), which largely follows our Integrated Resource Plan (IRP) filed with MPSC in mid-2013. The Mercury Air Toxic Standards (MATS) and the Clean Air Interstate Rule (CAIR), replaced by the Cross State Air Pollution Rule (CSAPR), are the drivers behind our Compliance Plan and its implementation schedule. We anticipate compliance costs associated with the MATS, CAIR and CSAPR regulations to continue to be recoverable in our rates.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        The following list summarizes the most significant environmental regulations affecting our operations:

Regulations

Air Emissions — NOx and SO2
CAIR (Clean Air Interstate Rule)
CSAPR (Cross State Air Pollution Rule)
MATS (Mercury Air Toxic Standards)
NAAQS (National Ambient Air Quality Standards)
Greenhouse Gases (GHGs) — CO2
Surface Impoundments
Coal Ash Impoundments:
Asbury Power Plant
Riverton (capped and closed in 2014 as industrial (coal combustion waste) landfill)
Water Discharges

        MATS:    In June 2015, the U.S. Supreme Court remanded the MATS back to the D.C. Circuit Court, holding that the EPA must consider cost (including cost of compliance) before deciding whether a regulation is appropriate and necessary. The court noted that it will be up to the EPA to decide within the limits of reasonable interpretation how to account for cost. MATS remains in effect until the D.C. Circuit Court acts.

        Greenhouse Gases:    On August 3, 2015, the EPA released the final rule for limiting carbon emissions from existing power plants. The "Clean Power Plan" (CPP) requires a 32% carbon emission reduction from 2005 baseline levels by 2030 and requires fossil fuel-fired power plants across the nation, including those in Empire's fleet, to meet state-specific goals to lower carbon levels. States will choose between two plan types to meet their goals: an emission standards plan which includes source-specific requirements impacting affected power plants or a state measures plan which includes a mixture of measures implemented by the state.

        By September 6, 2016, each state must either submit to the EPA its initial plan with a request for an extension or a final plan. If the state receives an extension, the final plan must be submitted by September 6, 2018. States will then implement plans to achieve the progressive CO2 emissions performance rates over the period of 2022 to 2029 with the final CO2 goal accountability by 2030. Empire continues to evaluate potential paths forward on the final rule released by the EPA. As of January 26, 2016, twenty-five states have initiated legal challenges to the CPP which by and large seek to invalidate the rule. The ultimate cost of compliance cannot be determined at this time because of the uncertainties regarding the final outcome of the GHG regulations, including the legal challenges thereto, and the compliance methods yet to be chosen by the jurisdictions in which we operate. In any case, we expect the cost of complying with any such regulations to be recoverable in our rates.

        Surface Impoundments:    On September 30, 2015, the EPA finalized a revision of the Clean Water Act (CWA) Steam Electric Effluent Limitation Guidelines (ELGs) for coal-fired power plants. The new rule sets technology-based ELGs based on the nature of the pollutants being discharged and the facilities involved. As published, beginning in November 2018, the EPA and states would incorporate the new standards into all wastewater discharge permits, including permits for coal ash impoundments. We do not have sufficient information at this time to estimate additional costs at each facility that will result from the new standards to be in effect no later than December 2023.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

        We have received preliminary permit approval in Missouri for a new utility waste landfill adjacent to the Asbury plant. A technical review of our Detailed Site Investigation (DSI) for the specific site has been completed and was approved by the Missouri Department of Natural Resources on June 29, 2015. Receipt of the final construction permit for the CCR waste landfill is expected in January 2017.

        Water Discharges:    We operate under the Kansas and Missouri Water Pollution Plans pursuant to the Federal Clean Water Act (CWA). Our plants are in material compliance with applicable regulations and have received all necessary discharge permits.

        The EPA final rule under the CWA Section 316(b) for existing cooling water intake structures became effective on October 14, 2014. An industry coalition has filed an appeal of the rule in the Fifth Circuit and additional court challenges are expected. We expect the regulations to have no future impact at Riverton as the new intake structure design and installed cooling tower, as part of the Unit 12 conversion, meets the regulatory requirement for aquatic life protections. Impacts at Iatan 1 could range from flow velocity reductions or traveling screen modifications for fish handling to installation of a closed cycle cooling tower retrofit. Iatan Unit 2 and Plum Point Unit 1 are covered by the regulation, but were constructed with cooling towers, the proposed Best Technology Available. We expect them to be unaffected or minimally affected by the final rule.

Renewable Energy

        On November 4, 2008 Missouri voters approved the Clean Energy Initiative (Proposition C) which currently requires Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014, increasing to at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of generation from our Ozark Beach Hydroelectric Project and purchased power agreements with Cloud County Windfarm, LLC and Elk River Windfarm, LLC. Proposition C also requires that 2% of the energy from renewable energy sources must be solar; however, we believed that we were exempted by statute from the solar requirement. On January 20, 2013 the Earth Island Institute, d/b/a Renew Missouri, and others challenged our solar exemption by filing a complaint with the MPSC. The MPSC dismissed the complaint and Renew Missouri filed a notice of appeal seeking review by the Missouri Supreme Court. On February 10, 2015 the Missouri Supreme Court issued an opinion holding that the legislature had the authority to adopt the statute providing the exemption but reversed the MPSC's holding that the two laws could be harmonized. The statute providing the exemption (which was enacted in August 2008) was impliedly repealed by the adoption of Proposition C because it conflicted with the latter law. On May 6, 2015, the MPSC approved tariffs we filed on May 5, 2015 to establish solar rebate payment procedures and revise our net metering tariffs to accommodate the payment of solar rebates. As of December 31, 2015, we had processed 262 solar rebate applications resulting in solar rebate-related costs totaling approximately $3.5 million under the new tariff. We have recorded the $3.5 million as a regulatory asset

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

(See Note 3 — Regulatory Matters). The law provides a number of methods that may be utilized to recover the associated expenses. We expect any costs to be recoverable in rates.

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

        The tables below present statement of income information, balance sheet information and capital expenditures of our business segments.

	For the year ended December 31,
	2015
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Operating Revenues(1)	$555,085	$41,702	$10,165	$(1,379)	$605,573
Depreciation and amortization	74,732	3,923	1,895	—	80,550
Federal and state income taxes	31,123	800	1,889	—	33,812
Operating income	88,124	5,153	3,024	—	96,301
Interest income	133	36	47	(71)	145
Interest expense	41,307	3,867	—	(71)	45,103
Income from AFUDC (debt and equity)	7,681	14	—	—	7,695
Income from continuing operations	$52,240	$1,287	$3,070	$—	$56,597
Capital Expenditures	$169,111	$5,190	$2,223	$—	$176,524

(1)
The Electric Segment includes SPP Integrated Marketplace net revenues of $15.0 million.

	2014
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Operating Revenues(1)	$592,491	$51,842	$9,302	$(1,305)	$652,330
Depreciation and amortization	67,534	3,760	1,891	—	73,185
Federal and state income taxes	35,737	1,840	1,643	—	39,220
Operating income	90,488	6,775	2,736	—	99,999
Interest income	37	25	21	(32)	51
Interest expense	37,911	3,861	—	(32)	41,740
Income from AFUDC (debt and equity)	9,833	84	—	—	9,917
Income from continuing operations	$61,467	$2,965	$2,671	$—	$67,103
Capital Expenditures	$212,866	$7,836	$2,151	$—	$222,853

(1)
The Electric Segment includes SPP Integrated Marketplace net revenues of $41.9 million.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

	2013
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information:
Operating Revenues	$536,413	$50,041	$9,147	$(1,271)	$594,330
Depreciation and amortization	63,659	3,709	1,938	—	69,306
Federal and state income taxes	34,478	1,484	1,530	—	37,492
Operating income	90,984	6,194	2,485	—	99,663
Interest income	537	115	8	(94)	566
Interest expense	37,683	3,890	—	(94)	41,479
Income from AFUDC (debt and equity)	5,910	30	—	—	5,940
Income from continuing operations	$58,603	$2,355	$2,487	$—	$63,445
Capital Expenditures	$153,401	$4,419	$2,388	$—	$160,208

	December 31, 2015
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information:
Total assets	$2,339,850	$127,871	$38,300	$(50,718)	$2,455,303

	December 31, 2014
	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information:
Total assets	$2,252,339	$130,856	$34,655	$(46,794)	$2,371,056

(1)
Includes goodwill of $39,492 at December 31, 2015 and 2014.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

13.   SELECTED QUARTERLY INFORMATION (UNAUDITED)

        The following is a summary of quarterly results for 2015 and 2014 (dollars in thousands except per share amounts):

	Quarters
Quarterly Results for 2015	First	Second	Third	Fourth
Operating revenues(1)	$164,544	$134,557	$169,714	$136,758
Operating income	$24,713	$16,047	$35,783	$19,757
Net Income	$14,637	$6,770	$25,285	$9,905
Basic Earnings Per Share	$0.34	$0.16	$0.58	$0.23
Diluted Earnings Per Share	$0.34	$0.15	$0.58	$0.23

(1)
Operating revenue for the first, second, third and fourth quarters of 2015 include SPP IM net revenues of $4.7 million, $3.4 million, $4.0 million, and $2.9 million, respectively.

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

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

        As of December 31, 2015 and 2014, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments held as of December 31, (in thousands):

ASSET DERIVATIVES

Non-designated hedging instruments due to regulatory accounting		2015	2014
	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$2	$—
	Non-current assets and deferred charges — Other	16	—
Natural gas contracts, electric segment	Current assets	—	1
	Non-current assets and deferred charges — Other	—	—
Transmission congestion rights, electric segment	Current assets	1,293	3,900

Total derivatives assets		$1,311	$3,901

LIABILITY DERIVATIVES

Non-designated as hedging instruments due to regulatory accounting		2015	2014
	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$282	$476
	Non-current liabilities and deferred credits	66	—
Natural gas contracts, electric segment	Current liabilities	4,190	5,993
	Non-current liabilities and deferred credits	3,630	3,243
Transmission congestion rights, electric segment	Current liabilities	—	—

Total derivatives liabilities		$8,168	$9,712

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

Electric

        At December 31, 2015, approximately $4.2 million of unrealized losses are applicable to financial instruments which will settle within the next twelve months.

        There were no "mark-to-market" pre-tax gains/ (losses) from ineffective portions of our hedging activities for the electric segment for the years ended December 31, 2015 and 2014, respectively.

        The following tables set forth "mark-to-market" pre-tax gains/ (losses) from non-designated derivative instruments for the electric segment for each of the years ended December 31 (in thousands):

Non-Designated Hedging Instruments — Due to Regulatory Accounting Electric Segment

		Amount of Gain/(Loss) Recognized on Balance Sheet
	Balance Sheet Classification of Gain/(Loss) on Derivative	2015	2014
Commodity contracts — electric segment	Regulatory (assets)/liabilities	$(6,853)	$(6,780)
Transmission congestion rights — electric segment	Regulatory (assets)/liabilities	4,970	12,958

Total — Electric Segment		$(1,883)	$6,178

Non-Designated Hedging Instruments — Due to Regulatory Accounting Electric Segment

		Amount of Gain/(Loss) Recognized in Income on Derivative
	Statement of Operations Classification of Loss on Derivative	2015	2014
Commodity contracts	Fuel and purchased power expense	$(8,115)	$(1,659)
Transmission congestion rights — electric segment	Fuel and purchased power expense	7,468	11,106

Total — Electric Segment		$(647)	$9,447

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

        At December 31, 2015, the following volumes and percentages of our anticipated volume of natural gas usage for our electric operations for 2016 and the next four years are hedged at the following average prices per Dekatherm (Dth):

Year	% Hedged	Dth Hedged Physical	Dth Hedged Financial	Average Price
2016	61%	2,706,000	5,940,000	$3.372
2017	41%	782,900	5,210,000	$3.347
2018	20%	565,000	2,460,000	$3.334
2019	10%	—	1,460,000	$2.955
2020	0%	—	—	—

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

        At December 31, 2015, the following transmission congestion rights (TCR) have been obtained from TCR auctions to hedge congestion costs in the SPP Integrated Marketplace:

Year	Monthly MWH Hedged	$ Value
2016	3,212	$1,292,943

Gas

        We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of December 31, 2015 we had 1.4 million Dths in storage on the three pipelines that serve our customers. This represents 70% of our storage capacity.

        The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

winter seasons by the beginning of the ACA year at September 1 and illustrates our hedged position as of December 31, 2015 (Dth in thousands).

Season	Minimum % Hedged	Dth Hedged Financial	Dth Hedged Physical	Dth in Storage	Actual % Hedged
Current	50%	400,000	—	1,419,752	93%
Second	Up to 50%	200,000	—	—	6%
Third	Up to 20%	280,000	—	—	9%

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

        The following table sets forth "mark-to-market" pre-tax gains/ (losses) from derivatives not designated as hedging instruments for the gas segment for the years ended December 31 (in thousands):

Non-Designated Hedging Instruments Due to Regulatory Accounting — Gas Segment

		Amount of Loss Recognized on Balance Sheet
	Balance Sheet Classification of Loss on Derivative	2015	2014
Commodity contracts	Regulatory assets	$(447)	$(511)
			—

Total — Gas Segment		$(447)	$(511)

Contingent Features

        Certain of our derivative instruments contain provisions that are triggered if we fail to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. We had no derivative instruments with the credit-risk-related contingent features in a net liability position on December 31, 2015 and have posted no collateral in the normal course of business. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at the dates shown. There were no margin deposit liabilities at these dates.

(in millions)	December 31, 2015	December 31, 2014
Margin deposit assets	$11.2	$9.1

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

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

electric contract; and (2) the North American Energy Standards Board Inc. Agreement, a standardized contract for the purchase and sale of natural gas. These master trading and netting agreements allow the counterparties to net settle sale and purchase transactions. Collateral requirements are calculated at the master trading and netting agreement level by the counterparty.

        As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the years ended December 31, 2015 and December 31, 2014, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

        Our TCR positions, which are acquired on the SPP Integrated Marketplace, are valued using the most recent monthly auction clearing prices. Our commodity contracts are valued using the market value

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of December 31:

Fair Value Measurements at Reporting Date Using

($ in 000's) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Derivative assets	$1,311	$18	$1,293	$—
Derivative liabilities	$(8,168)	$(8,168)	$—	$—
December 31, 2014
Derivative assets	$3,901	$1	$3,900	$—
Derivative liabilities	$(9,712)	$(9,712)	$—	$—

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

        The carrying amount of our total long-term debt exclusive of capital leases at December 31, 2015 and 2014 was $859 million and $799 million, compared to a fair market value of approximately $815 million and $829 million, respectively. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of December 31, 2015 or that will be realizable in the future.

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

16.   REGULATED OPERATING EXPENSE

        The following table sets forth the major components comprising "regulated operating expenses" under "Operating Revenue Deductions" on our consolidated statements of income for the years ended (in thousands):

	December 31,
	2015	2014	2013
Power operation expense (other than fuel)	$18,263	$16,089	$15,643
Electric transmission and distribution expense	28,893	27,919	21,863
Natural gas transmission and distribution expense	2,699	2,362	2,498
Customer accounts & assistance expense	10,937	11,239	11,180
Employee pension expense(1)	10,786	10,590	10,736
Employee healthcare plan(1)	10,162	9,147	10,190
General office supplies and expense	14,438	15,024	12,850
Administrative and general expense	14,863	14,385	14,800
Bad debt expense	2,080	3,420	3,665
Regulatory reversal of gain on sale of assets	—	44	1,236
Miscellaneous expense	430	472	672

TOTAL	$113,551	$110,691	$105,333

(1)
Does not include the capitalized portion of actuarially calculated costs, but reflects the GAAP expensed portion of these costs plus or minus costs deferred to a regulatory asset or recognized as a regulatory liability for Missouri and Kansas jurisdictions.

17.   SUBSEQUENT EVENT — AGREEMENT AND PLAN OF MERGER

        On February 9, 2016, Empire entered into an Agreement and Plan of Merger (the Merger Agreement) with Liberty Utilities (Central) Co., a Delaware corporation (Liberty), and Liberty Sub Corp., a Kansas corporation (Merger Sub), providing for the merger of Merger Sub with and into Empire, with Empire surviving the Merger as a wholly-owned subsidiary of Liberty (the Merger). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Empire common stock (other than any shares owned by Empire or Algonquin Power & Utilities Corp. (APUC)) or any of their respective subsidiaries or any shares for which appraisal rights have been perfected) will be cancelled and converted automatically into the right to receive $34.00 in cash, without interest.

        The closing of the Merger is subject to certain conditions, including, among others, approval of Empire shareholders, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and receipt of all required regulatory approvals and consents, including from the Federal Energy Regulatory Commission, the Federal Communications Commission, the Arkansas Public Service Commission, the Kansas Corporation Commission, the Missouri Public Service Commission, the Oklahoma Corporation Commission and the Committee on Foreign Investment in the United States, which approvals and consents shall not, individually or in the aggregate, have or be reasonably likely to have a material adverse effect on the business, properties, financial condition or results of operations of Liberty Utilities Co. and its subsidiaries (including Empire and its subsidiaries), taken as a whole.

        If Empire shareholders do not approve the Merger, or the Merger is not consummated by February 9, 2017, the Merger Agreement may terminate, although it may be extended six months in order to obtain certain required regulatory approvals. The Merger Agreement also provides for certain other termination

THE EMPIRE DISTRICT ELECTRIC COMPANY

Notes to Consolidated Financial Statements (Continued)

rights for both Empire and Liberty. If either party terminates the Merger Agreement because Empire's board of directors changes its recommendation, or, if within nine months after the termination of the Merger Agreement under certain circumstances, Empire shall have entered into a definitive agreement with respect to, or consummated, an alternative transaction, Empire must pay Liberty a termination fee of $53.0 million. If the Merger Agreement is terminated under certain other circumstances, including the failure to obtain required regulatory approvals, failure to consummate the Merger after all closing conditions have been satisfied and a financing failure has occurred or a breach by Liberty of its regulatory cooperation covenants, Liberty must pay Empire a termination fee of $65.0 million.

        Simultaneously with the execution of the Merger Agreement, Liberty delivered to Empire a guarantee agreement (the Guarantee Agreement) executed by APUC, the parent of Liberty Utilities Co. The Guarantee Agreement provides for an unconditional and irrevocable guarantee by APUC of the full and prompt payment and performance, when due, of all obligations of Liberty and Merger Sub under the Merger Agreement.

        In connection with entering into the Merger Agreement, Empire has incurred approximately $0.2 million of transaction costs as of December 31, 2015. We expect that the total transaction costs will be approximately $15 to $17 million, with approximately 50% payable in 2016 (assuming a 2017 closing date), of which approximately $4.5 million will be incurred in the first quarter of 2016. The foregoing description of the Merger, the Merger Agreement and the Guarantee is not a complete description thereof and is qualified in its entirety by reference to the full text of the Merger Agreement and the Guarantee. For more information regarding the terms of the Merger, including copies of the Merger Agreement and the Guarantee, see Empire's Current Report on Form 8-K filed with the SEC on February 9, 2016.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Audit of Internal Control Over Financial Reporting

        The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 28, 2016, which is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 28, 2016, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Except as set forth below, information required by this item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 28, 2016, which is incorporated herein by reference.

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

        The following table summarizes information about our equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights.	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	422,214	$	N/A	2,023,019
Equity compensation plans not approved by security holders	—		—	—

TOTAL	422,214	$	N/A	2,023,019

(1)
There is no exercise price for 150,200 performance-based stock awards and 55,600 time-vested restricted stock awards awarded under the 2006and 2015 Stock Incentive Plan or for 157,672 units awarded under the Stock Unit Plan for Directors

(2)
Includes 764,645 shares available for issuance under the ESPP of which 58,742 shares are subject to purchase under the current purchase period.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 28, 2016 which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item may be found in our proxy statement for our Annual Meeting of Stockholders to be held April 28, 2016 which is incorporated herein by reference.

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

List of Exhibits

(2)(a)	Agreement and Plan of Merger, dated as of February 9, 2016, by and among The Empire District Electric Company, Liberty Utilities (Central) Co. and Liberty Sub Corp. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 9, 2016 and filed February 9, 2016, File No. 1-3368).
(3)(a)	The Restated Articles of Incorporation of Empire (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-54539 on Form S-3).
(b)
Amended and Restated By-Laws of The Empire District Electric Company, effective February 9, 2016 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 9, 2016 and filed February 9, 2016, File No. 1-3368).
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

(f)	Twenty-Eighth Supplemental Indenture dated as of December 1, 1996 to Indenture of Mortgage and Deed of Trust (Incorporated by reference to Exhibit 4(g) to Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-3368).
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
(q)
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
(s)
Bond Purchase Agreement, dated as of October 15, 2014, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 15, 2014 and filed October 16, 2014, File No. 1-3368).

(t)	Bond Purchase Agreement, dated as of June 11, 2015, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 11, 2015 and filed June 12, 2015, File No. 1-3368).
(u)
Indenture for Unsecured Debt Securities, dated as of September 10, 1999 between Empire and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4(v) to Registration Statement No. 333-87015 on Form S-3).
(v)
Securities Resolution No. 5, dated as of October 29, 2003, of Empire under the Indenture for Unsecured Debt Securities (Incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for quarter ended September 30, 2003), File No. 1-3368).
(w)
Securities Resolution No. 6, dated as of June 27, 2005, of Empire under the Indenture for Unsecured Debt Securities (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 27, 2005 and filed June 28, 2005, File No. 1-3368).
(x)
Bond Purchase Agreement dated June 1, 2006 among The Empire District Gas Company and the purchasers party thereto (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 1, 2006 and filed June 6, 2006, File No. 1-3368).
(y)
Indenture of Mortgage and Deed of Trust dated as of June 1, 2006 by The Empire District Gas Company, as Grantor, to Spencer R. Thomson, Deed of Trust Trustee for the Benefit of The Bank of New York Trust Company, N.A., Bond Trustee, as Grantee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 1, 2006 and filed June 6, 2006, File No. 1-3368).
(z)
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
Deferred Compensation Plan for Officers effective January 1, 2015, (Incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-03368).†*
(g)
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
(i)
The Empire District Electric Company Supplemental Executive Retirement Plan as amended and restated effective January 1, 2014 (Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-03368).†*
(j)	Retirement Plan for Directors as amended August 1, 1998 (Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-3368).†
(k)	Stock Unit Plan for Directors of The Empire District Electric Company (Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-3368).†
(l)	First Amendment to Stock Unit Plan for Directors. (Incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-3368).†
(m)	Amended and Restated Stock Unit Plan for Directors (incorporated by reference to Appendix C to the definitive proxy statement filed pursuant to Regulation 14A on March 19, 2014, File No. 1-3368).
(n)	Amendment to the Amended and Restated Stock Unit Plan for Directors.†*
(o)	Summary of Annual Incentive Plan (Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-03368).†
(p)	Form of Notice of Award of Performance-Based Restricted Stock. (Incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3368).†
(q)	Form of Amendment to Performance-Based Restricted Stock Award.†*
(r)	Form of Notice of Award of Time-Vested Restricted Stock.†*
(s)	Summary of Compensation of Non-Employee Directors.† (Incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3368).
(t)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 and filed February 10, 2009, File No. 1-3368).†
(u)
Credit Agreement, dated as of October 20, 2014, among The Empire District Electric Company, Wells Fargo Bank, as Administrative Agent, Swingline Lender and Issuing Bank, and the lenders named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 20, 2014 and filed October 22, 2014, File No. 1-3368).
(v)
Guarantee Agreement, dated as of February 9, 2016, made by Algonquin Power and Utilities Corp. in favor of The Empire District Electric Company (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 9, 2016 and filed February 9, 2016, File No. 1-3368).
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
(101)
The following financial information from The Empire District Electric Company's Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on February 26, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for 2015, 2014 and 2013, (ii) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows for 2015, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.**

†
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

SCHEDULE II

Valuation and Qualifying Accounts

Years ended December 31, 2015, 2014 and 2013:

		Additions Charged to Other Accounts			Deductions From Reserve
	Balance At Beginning Of Period	Charged To Income	Description	Amount	Description	Amount	Balance At Close of Period
Year ended December 31, 2015:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$1,020,637	$2,266,976	Recovery of amounts previously written off	$2,079,751	Accounts written off	$4,744,648	$622,716
Year ended December 31, 2014:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$1,025,177	$3,463,797	Recovery of amounts previously written off	$2,128,325	Accounts written off	$5,596,662	$1,020,637
Year ended December 31, 2013:
Reserve deducted from assets: accumulated provision for uncollectible accounts.	$1,387,673	$2,213,988	Recovery of amounts previously written off	$2,013,959	Accounts written off	$4,590,443	$1,025,177

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EMPIRE DISTRICT ELECTRIC COMPANY
Date: February 26, 2016	By	/s/ BRADLEY P. BEECHER Bradley P. Beecher, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ BRADLEY P. BEECHER Bradley P. Beecher, President, Chief Executive Officer, Director (Principal Executive Officer)	Date: February 26, 2016
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