Form 10-Q
period 2016-03-31
EMPIRE DISTRICT ELECTRIC CO
filed 2016-05-06
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016 or

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

As of April 29, 2016, 43,923,742 shares of common stock were outstanding.

THE EMPIRE DISTRICT ELECTRIC COMPANY

FORWARD LOOKING STATEMENTS

Certain matters discussed in this quarterly report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address or may address future plans, objectives, expectations and events or conditions concerning various matters such as the pending acquisition of Empire by Liberty Utilities (Central) Co. (Liberty Central), a subsidiary of Algonquin Power & Utilities Corp. (APUC) (the Merger), capital expenditures, earnings, pension and other costs, competition, litigation, our construction program, our generation plans, our financing plans, potential acquisitions, rate and other regulatory matters, liquidity and capital resources and accounting matters. Forward-looking statements may contain words like “anticipate”, “believe”, “expect”, “project”, “objective” or similar expressions to identify them as forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated in such statements include:

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

•                  other circumstances affecting anticipated rates, revenues and costs; and

•                  certain risks and uncertainties associated with the Merger, including, without limitation:

•                  the risk that Empire may be unable to obtain shareholder approval for the proposed transaction or that Liberty Central or Empire may be unable to obtain governmental and regulatory approvals required for the proposed transaction, or required governmental and regulatory approvals may delay the proposed transaction;

•                  the risk that any other condition to the closing of the proposed transaction may not be satisfied;

•                  the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or could otherwise cause the failure of the Merger to close;

•                  the failure of Liberty Central or APUC to obtain any financing necessary to complete the merger;

•                  the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted against Empire and others relating to the merger agreement;

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. Additional risks and uncertainties have been or will be discussed in the proxy statement and other materials that Empire has filed or will file with the SEC in connection with the Merger. New factors emerge from time to time and it is not possible for management to predict all factors or to assess the impact of each such factor on us. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

We caution you that any forward-looking statements are not guarantees of future performance and involve known and unknown risk, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from the facts, results, performance or achievements we have anticipated in such forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(000’s except per share amounts)
Operating revenues:
Electric	$134,363	$142,641
Gas	15,113	19,818
Other	1,839	2,085
	151,315	164,544
Operating revenue deductions:
Fuel and purchased power	37,840	48,977
Cost of natural gas sold and transported	7,561	11,423
Regulated operating expenses	27,845	28,551
Other operating expenses	961	805
Maintenance and repairs	10,218	10,267
Merger related expenses	4,248	—
Depreciation and amortization	20,403	20,020
Provision for income taxes	8,675	8,884
Other taxes	10,321	10,904
	128,072	139,831

Operating income	23,243	24,713

Other income and (deductions):
Allowance for equity funds used during construction	1,704	978
Interest income	9	11
Benefit for other income taxes	36	113
Other - non-operating expense, net	(408)	(698)
	1,341	404
Interest charges:
Long-term debt	11,298	10,751
Short-term debt	62	73
Allowance for borrowed funds used during construction	(1,053)	(564)
Other	268	220
	10,575	10,480
Net income	$14,009	$14,637

Weighted average number of common shares outstanding - basic	43,882	43,531

Weighted average number of common shares outstanding — diluted	43,937	43,612

Total earnings per weighted average share of common stock — basic and diluted	$0.32	$0.34

Dividends declared per share of common stock	$0.26	$0.26

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	March 31,
	2016	2015
	(000’s except per share amounts) amounts)
Operating revenues:
Electric	$546,808	$582,043
Gas	36,997	47,051
Other	8,539	8,107
	592,344	637,201
Operating revenue deductions:
Fuel and purchased power	158,723	208,477
Cost of natural gas sold and transported	15,639	23,403
Regulated operating expenses	112,845	111,371
Other operating expenses	3,466	3,076
Maintenance and repairs	48,474	46,784
Merger related expenses	4,499	—
Depreciation and amortization	80,933	75,264
Provision for income taxes	34,592	36,108
Other taxes	38,595	37,493
	497,766	541,976

Operating income	94,578	95,225

Other income and (deductions):
Allowance for equity funds used during construction	5,577	6,147
Interest income	144	20
Benefit for other income taxes	910	237
Other - non-operating expense, net	(2,887)	(1,655)
	3,744	4,749
Interest charges:
Long-term debt	44,348	41,283
Short-term debt	255	181
Allowance for borrowed funds used during construction	(3,333)	(3,320)
Other	1,083	995
	42,353	39,139

Net income	$55,969	$60,835

Weighted average number of common shares outstanding - basic	43,758	43,395

Weighted average number of common shares outstanding — diluted	43,777	43,460

Total earnings per weighted average share of common stock — basic and diluted	$1.28	$1.40

Dividends declared per share of common stock	$1.04	$1.03

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,492,315	$2,473,927
Gas	84,586	83,402
Other	44,739	44,263
Construction work in progress	194,568	183,689
	2,816,208	2,785,281
Accumulated depreciation and amortization	779,891	764,895
	2,036,317	2,020,386

Current assets:
Cash and cash equivalents	1,672	1,753
Restricted cash	4,727	4,726
Accounts receivable — trade, net of allowance of $820 and $623 respectively	43,357	40,162
Accrued unbilled revenues	15,661	20,653
Accounts receivable — other	22,283	28,320
Fuel, materials and supplies	58,349	60,950
Prepaid expenses and other	8,070	8,835
Unrealized gain in fair value of derivative contracts	608	1,295
Regulatory assets	7,145	7,052
	161,872	173,746
Noncurrent assets and deferred charges:
Regulatory assets	209,934	209,708
Goodwill	39,492	39,492
Unrealized gain in fair value of derivative contracts	—	16
Other	3,311	3,297
	252,737	252,513
Total Assets	$2,450,926	$2,446,645

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2016	December 31, 2015
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 43,911,310 and 43,820,726 shares issued and outstanding, respectively	$43,911	$43,821
Capital in excess of par value	660,364	657,466
Retained earnings	104,039	101,443
Total common stockholders’ equity	808,314	802,730

Long-term debt (net of current portion):
Obligations under capital lease	3,500	3,580
First mortgage bonds and secured debt	724,996	724,838
Unsecured debt	100,949	100,935
Total long-term debt	829,445	829,353
Total long-term debt and common stockholders’ equity	1,637,759	1,632,083

Current liabilities:
Accounts payable and accrued liabilities	43,477	66,946
Current maturities of long-term debt	25,267	25,246
Short-term debt	19,000	25,000
Regulatory liabilities	10,154	8,615
Customer deposits	14,793	14,623
Interest accrued	14,933	7,348
Unrealized loss in fair value of derivative contracts	4,743	4,472
Taxes accrued	9,076	2,832
Other current liabilities	297	323
	141,740	155,405
Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	134,401	132,457
Deferred income taxes	405,250	396,542
Unamortized investment tax credits	18,452	18,487
Pension and other postretirement benefit obligations	83,394	82,144
Unrealized loss in fair value of derivative contracts	3,873	3,696
Other	26,057	25,831
	671,427	659,157
Total Capitalization and Liabilities	$2,450,926	$2,446,645

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	($-000’s)
Operating activities:
Net income	$14,009	$14,637
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	19,967	23,056
Pension and other postretirement benefit costs, net of contributions	3,164	1,704
Deferred income taxes and unamortized investment tax credit, net	8,640	7,203
Allowance for equity funds used during construction	(1,704)	(978)
Stock compensation expense	2,107	651
Non-cash (gain)/loss on derivatives	909	772
Other	103	—

Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	6,843	12,475
Fuel, materials and supplies	2,601	1,632
Prepaid expenses, other current assets and deferred charges	(2,241)	2,984
Accounts payable and accrued liabilities	(22,969)	(28,343)
Interest, taxes accrued and customer deposits	13,999	15,159
Asset retirement obligations	(40)	—
Other liabilities and other deferred credits	5,987	3,800

Net cash provided by operating activities	51,375	54,752

Investing activities:
Capital expenditures — regulated	(35,359)	(52,954)
Capital expenditures and other investments — non-regulated	(417)	(520)
Restricted cash	1	—

Net cash used in investing activities	(35,775)	(53,474)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,809	1,664
Net short-term borrowings	(6,000)	9,000
Dividends	(11,413)	(11,318)
Other	(77)	(68)

Net cash used in financing activities	(15,681)	(722)

Net increase/(decrease) in cash and cash equivalents	(81)	556

Cash and cash equivalents at beginning of period	1,753	2,105

Cash and cash equivalents at end of period	$1,672	$2,661

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

The accompanying interim financial statements do not include all disclosures included in the annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are in our opinion necessary to state fairly the results for the interim periods as well as present these periods on a consistent basis with the financial statements for the fiscal year ended December 31, 2015.

On February 9, 2016, Empire entered into an Agreement and Plan of Merger (the Merger Agreement) with Liberty Utilities (Central) Co., a Delaware corporation (Liberty Central), and Liberty Sub Corp., a Kansas corporation (Merger Sub), providing for the merger of Merger Sub with and into Empire, with Empire surviving the Merger as a wholly-owned subsidiary of Liberty Central (the Merger). See Note 13 for further information.

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

Presentation of debt issuance costs:  In April 2015, the FASB issued revised guidance addressing the presentation requirements for debt issuance costs. Under the revised guidance, all costs incurred to issue debt are to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The application of this standard resulted in $8.5 million in unamortized debt issuance costs being reclassified from deferred charges to long-term debt on the March 31, 2016 Consolidated Balance Sheet and $8.7 million in unamortized debt issuance costs being reclassified from deferred charges to long-term debt on the December 31, 2015 Consolidated Balance Sheet for comparative purposes.

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

Leases:  In February 2016, the FASB issued new guidance on accounting for leases.  Under the new guidance a lessee will be required to recognize the assets and liabilities arising from leases on the balance sheet.  The new guidance also addresses the income statement treatment for leases.

Under the new guidance leases will be classified as either operating or financing based on criteria that are similar to the old guidance.  Lease expense will be recognized on a straight line basis for operating leases while expense for capital leases will be similar to the finance pattern utilized today.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  We are evaluating the impact of the adoption of this standard.

Stock Compensation:  In March 2016 the FASB issued revised guidance on stock compensation.  The updated guidance is intended to simplify some aspects of the accounting for stock compensation such as the income tax impact, classification of awards as either equity or liabilities, and cash flow classification. This guidance will be effective for periods beginning after December 15, 2016. We are evaluating the impact of the adoption of this standard.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding recently issued and proposed accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	March 31, 2016	December 31, 2015
Regulatory Assets:
Current:
Under recovered fuel costs	$89	$196
Current portion of long-term regulatory assets	7,056	6,856
Regulatory assets, current	7,145	7,052
Long-term:
Pension and other postretirement benefits(1)	106,237	108,273
Income taxes	48,597	48,613
Deferred construction accounting costs(2)	14,886	14,977
Unamortized loss on reacquired debt	9,563	9,731
Unsettled derivative losses — electric segment	7,785	7,775
System reliability — vegetation management	3,346	3,604
Storm costs	3,389	3,531
Asset retirement obligation	8,644	7,722
Customer programs	6,112	5,942
Missouri solar initiative(3)	6,170	3,504
Current portion of long-term regulatory assets	(7,056)	(6,856)
Other	2,261	2,892
Regulatory assets, long-term	209,934	209,708
Total Regulatory Assets	$217,079	$216,760

	March 31, 2016	December 31, 2015
Regulatory Liabilities:
Current:
Over recovered fuel costs	$6,789	$5,280
Current portion of long-term regulatory liabilities	3,365	3,335
Regulatory liabilities, current	10,154	8,615
Long-term:
Costs of removal(4)	95,673	94,193
SWPA payment for Ozark Beach lost generation	13,580	14,213
Income taxes	11,194	11,244
Deferred construction accounting costs — fuel(5)	7,651	7,690
Unamortized gain on interest rate derivative	2,989	3,031
Pension and other postretirement benefits	1,698	1,745
Over recovered fuel costs	3,168	2,300
System reliability — vegetation management	1,320	1,320
Current portion of long-term regulatory liabilities	(3,365)	(3,335)
Other	493	56
Regulatory liabilities, long-term	134,401	132,457
Total Regulatory Liabilities	$144,555	$141,072

(1)  Primarily consists of unfunded pension and other postretirement benefits (OPEB) liability. See Note 8.

(2) Reflects deferrals resulting from our 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

(3)  Resulting from the Missouri Clean Energy Initiative and consists of approximately 467 solar rebate applications processed and internal costs as of March 31, 2016 (compared to 262 as of December 31, 2015), resulting in solar rebate-related costs totaling approximately $6.2 million.

(4)  As part of our depreciation rates, we accrue the estimated cost of dismantling and removing plant from service upon retirement. The accrued cost of removal, upon retirement, is reclassified from accumulated depreciation to a regulatory liability. These reclassified amounts are reflected here. See the depreciation discussion under Note 1 and Note 2 Property, Plant and Equipment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for more detail.

(5) Resulting from our regulatory plan requiring deferral of the fuel and purchased power impacts of Iatan 2.

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

As of March 31, 2016 and December 31, 2015, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		March 31,	December 31,
ASSET DERIVATIVES		2016	2015
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$18	$2
	Non-current assets and deferred charges — other	—	16

Natural gas contracts, electric segment	Current assets	—	—
	Non-current assets and deferred charges — other	—	—
Transmission congestion rights, electric segment	Current assets	590	1,293
Total derivatives assets		$608	$1,311

		March 31,	December 31,
LIABILITY DERIVATIVES		2016	2015
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$14	$282
	Non-current liabilities and deferred credits	51	66

Natural gas contracts, electric segment	Current liabilities	4,729	4,190
	Non-current liabilities and deferred credits	3,822	3,630
Total derivatives liabilities		$8,616	$8,168

Electric Segment

At March 31, 2016, approximately $4.7 million of unrealized net losses are applicable to natural gas financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended March 31, (in thousands):

Non-Designated Hedging Instruments — Due to Regulatory Accounting Electric Segment	Balance Sheet Classification of Gain / (Loss) on Derivative	Amount of Gain / (Loss) Recognized on Balance Sheet
		Three Months Ended		Twelve Months Ended
		2016	2015	2016	2015

Commodity contracts	Regulatory (assets)/liabilities	$(1,709)	$(2,540)	$(6,022)	$(11,077)

Transmission congestion rights	Regulatory (assets)/liabilities	122	1,105	3,987	13,434
Total Electric Segment		$(1,587)	$(1,435)	$(2,035)	$2,357

Non-Designated Hedging Instruments — Due to Regulatory Accounting Electric Segment	Statement of Income Classification of Gain / (Loss) on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivative
		Three Months Ended		Twelve Months Ended
		2016	2015	2016	2015

Commodity contracts	Fuel and purchased power expense	$(1,698)	$(1,421)	$(8,392)	$(3,834)

Transmission congestion rights	Fuel and purchased power expense	796	3,438	4,826	13,743
Total Electric Segment		$(902)	$2,017	$(3,566)	$9,909

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

As of March 31, 2016, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2016 and for the next four years are shown below at the following average prices per Dekatherm (Dth). We utilize the following procurement guidelines for our electric segment, allowing the flexibility to hedge up to 100% of the current year’s and 80% of any future year’s expected requirements while being cognizant of volume risk. The 80% guideline is an annual target and volumes up to 100% can be hedged in any given month. For years beyond year four, additional factors of long term uncertainty (including with respect to required volumes and counterparty credit) are also considered.

		Dth Hedged			Procurement
Year	% Hedged	Physical	Financial	Average Price	Guidelines
Remainder 2016	56%	2,676,000	3,860,000	$3.54	Up to 100%
2017	41%	782,900	5,210,000	$3.35	60%
2018	20%	565,000	2,460,000	$3.33	40%
2019	10%	—	1,460,000	$2.96	20%
2020	—	—	—	—	10%

At March 31, 2016, the following transmission congestion rights (TCR) have been obtained to hedge congestion risk in the SPP IM (dollars in thousands):

Year	Monthly MWH Hedged	$ Value
2016	1,430	$590

Gas Segment

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of March 31, 2016, we had 1.3 million Dths in storage on the three pipelines that serve our customers. This represents 61% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons and illustrates our hedged position as of March 31, 2016 (Dth in thousands).

Season	Target % Hedged by September 1	Dth Hedged — Financial	Dth Hedged — Physical	Dth in Storage	Actual % Hedged
Nov. 2016 - Mar. 2017	50%	200,000	—	1,252,281	47%
Nov. 2017 - Mar. 2018	Up to 50%	280,000	—	—	9%
Nov. 2018 - Mar. 2019	Up to 20%	—	—	—	—

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

		Amount of Gain / (Loss)
Non-Designated Hedging	Balance Sheet	Recognized on Balance Sheet
Instruments Due to Regulatory	Classification of Gain or	Three Months Ended		Twelve Months Ended
Accounting — Gas Segment	(Loss) on Derivative	2016	2015	2016	2015

Commodity contracts	Regulatory (assets)/ liabilities	$(67)	$(17)	$(497)	$(478)
Total - Gas Segment		$(67)	$(17)	$(497)	$(478)

Contingent Features

Certain of our derivative instruments contain provisions that are triggered if we fail to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. We had no derivative instruments with the credit-risk-related contingent features in a net liability position on March 31, 2016 and have posted no collateral with counterparties in the normal course of business. Amounts reported as margin deposit assets represent our funds held on deposit for our contracts held with our NYMEX broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at the dates shown. There were no margin deposit liabilities at these dates.

(in millions)	March 31, 2016	December 31, 2015
Margin deposit assets	$10.3	$11.2

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended March 31, 2016 and December 31, 2015, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

Our TCR positions, which are acquired on the SPP IM, are valued using the most recent monthly auction clearing prices. Our commodity contracts are valued using the market value approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

		March 31, 2016
Derivative assets	$608	$18	$590	$—
Derivative liabilities	$(8,616)	$(8,616)	$—	$—

		December 31, 2015
Derivative assets	$1,311	$18	$1,293	$—
Derivative liabilities	$(8,168)	$(8,168)	$—	$—

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

The carrying amount of our total long-term debt exclusive of capital leases at both March 31, 2016 and December 31, 2015 was $851 million. The fair market value at March 31, 2016 was approximately $856 million as compared to approximately $815 million at December 31, 2015. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of March 31, 2016 or that will be realizable in the future.

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

The credit facility requires our total indebtedness to be less than 65.0% of our total capitalization at the end of each fiscal quarter and a failure to maintain this ratio will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of March 31, 2016, we were in compliance with this covenant as our ratio of total indebtedness was 52% of our total capitalization. This credit facility is also subject to cross-default if we default on more than $25 million in the aggregate on our other indebtedness. As of March 31, 2016, we were not in default under any of such other indebtedness.

The credit agreement does not legally restrict the use of our cash in the normal course of operations. There were no outstanding borrowings under the agreement at March 31, 2016; however, $19.0 million was used to back up our outstanding commercial paper.

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

Proceedings in connection with the pending merger with Liberty Central

On March 24, 2016, a purported shareholder of Empire filed a complaint styled as a class action lawsuit in the District Court for the 3rd Judicial District, in Shawnee County, Kansas. The complaint alleges that Empire’s Board of Directors breached its fiduciary duties in agreeing to the Merger Agreement by, among other things, conducting an inadequate sales process and failing to obtain adequate consideration, having an interest in completing the Merger, and failing to make adequate disclosures in the proxy statement. The complaint seeks various relief, including an injunction against the Merger. The complaint also alleges that Empire, APUC, Liberty Central and Merger Sub aided and abetted such alleged breaches.

The outcome of the lawsuit cannot be predicted with any certainty. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. All of the defendants believe that the claims asserted against them in the lawsuit are without merit.

Coal, Natural Gas and Transportation Contracts

The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of March 31, 2016 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts

April 1, 2016 through December 31, 2016	$21.8	$12.2
January 1, 2017 through December 31, 2018	37.4	26.9
January 1, 2019 through December 31, 2020	28.8	10.5
January 1, 2021 and beyond	45.7	—

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. The firm physical gas and transportation commitments are detailed in the table above.

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of March 31, 2016, are detailed in the table above.

Purchased Power

We have three purchased power agreements.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term agreement for the purchase of an additional 50 megawatts of capacity from Plum Point. Commitments under this agreement are approximately $275.1 million through August 31, 2039, the end date of the agreement.

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

We also have a long-term purchased power agreement, which expires in 2020, with Elk River Windfarm, LLC, owned by IBERDROLA RENEWABLES, Inc., to purchase the energy generated at the 150-megawatt Elk River Windfarm located in Butler County, Kansas. Annual payments are contingent upon output of the facility and can range from zero to a maximum of approximately $16.9 million based on a 20-year average cost.

We do not own any portion of these windfarms. Payments for these agreements are recorded as purchased power expenses, and, because of the contingent nature of these payments, are not included in our operating lease obligations.

New Construction

In April 2016 we completed the conversion of Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion included the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. Construction costs through March 31, 2016 were $163.4 million for the project to date, excluding AFUDC. Final cost is estimated to range from $165 million to $175 million, excluding AFUDC. This amount was included in our five-year capital expenditure plan.

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

The gross amount of assets recorded under capital leases total $5.3 million at March 31, 2016.

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

Compliance Plan

In order to comply with current and forthcoming environmental regulations, we implemented our compliance plan and strategy (2013 Compliance Plan), which largely followed our Integrated Resource Plan (IRP) filed with the MPSC in mid-2013. On April 1, 2016, we filed our updated IRP, reflecting the completion of our 2013 Compliance Plan. The Mercury Air Toxic Standards (MATS) and the Clean Air Interstate Rule (CAIR), replaced by the Cross State Air Pollution Rule (CSAPR), are the drivers behind our Compliance Plan and its implementation schedule. We anticipate compliance costs associated with the MATS, CAIR and CSAPR regulations to continue to be recoverable in our rates.

The following list summarizes the most significant environmental regulations affecting our operations:

Regulations
Air Emissions - NOx and SO2
CAIR (Clean Air Interstate Rule)
CSAPR (Cross State Air Pollution Rule)
MATS (Mercury Air Toxic Standards)
NAAQS (National Ambient Air Quality Standards)
Greenhouse Gases (GHGs) — CO2
Surface Impoundments
Coal Ash Impoundments:
Asbury Power Plant
Riverton (capped and closed in 2014 as industrial (coal combustion waste) landfill)
Water Discharges

MATS: In June 2015, the U.S. Supreme Court remanded the MATS back to the D.C. Circuit Court, holding that the EPA must consider cost (including cost of compliance) before deciding whether a regulation is appropriate and necessary. The court noted that it will be up to the EPA to decide within the limits of reasonable interpretation how to account for cost. The EPA’s determination claimed that considering cost does not alter the agency’s conclusion that it is appropriate and necessary to regulate coal and oil-fired electric utility steam generating units (EGUs) under the regulation. The U.S.

Court of Appeals rejected challenges to the MATS in December 2015 and the MATS remains in effect. The final Technical Corrections Rule was signed March 17, 2016.

Greenhouse Gases: On August 3, 2015, the EPA released the final rule for limiting carbon emissions from existing power plants. The “Clean Power Plan” (CPP) requires a 32% carbon emission reduction from 2005 baseline levels by 2030 and requires fossil fuel-fired power plants across the nation, including those in Empire’s fleet, to meet state-specific goals to lower carbon levels. States will choose between two plan types to meet their goals: an emission standards plan which includes source-specific requirements impacting affected power plants or a state measures plan which includes a mixture of measures implemented by the state.

On February 9, 2016, the Supreme Court ordered a stay on the CPP. Twenty-seven states and numerous industry groups have challenged the CPP’s legality in the D.C. Circuit. The stay will remain in effect until the court resolves the legal challenges to the CPP and either the Supreme Court decides not to review the D.C. Circuit’s decision or the Supreme Court issues its own opinion. Other than the cancellation of the initial submittal deadline this September, the EPA has not made any definitive statements regarding whether CPP timelines may change under the stay. The ultimate cost of compliance cannot be determined at this time because of the uncertainties regarding the final outcome of the GHG regulations, including the legal challenges thereto, and the compliance methods yet to be chosen by the jurisdictions in which we operate. In any case, we expect the cost of complying with any such regulations to be recoverable in our rates.

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

On February 1, 2016, a construction permit application was submitted to the Missouri Department of Natural Resources’ Solid Waste Management Program (SWMP) for a new utility waste landfill adjacent to the Asbury plant. The application has been determined to be complete and a technical review by the SWMP is in progress. Approval of the final construction permit for the CCR waste landfill is expected by February 2017.

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

Renewable Energy

The Clean Energy Initiative (Proposition C) requires Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014-2017, at least 10% in 2018-2020 and at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of generation from our Ozark Beach Hydroelectric Project and purchased power agreements previously mentioned with Cloud County Windfarm, LLC and Elk River Windfarm, LLC. Proposition C also requires that 2% of the energy from renewable energy sources must be solar. On May 6, 2015, the MPSC approved tariffs we filed on May 5, 2015 to establish solar rebate payment procedures and revise our net metering tariffs to accommodate the payment of solar rebates. As of March 31, 2016, we had processed 467 solar rebate applications resulting in solar rebate-related costs totaling approximately $6.2 million under the new tariff. We have recorded the $6.2 million as a regulatory asset (See Note 3 — Regulatory Matters). The law provides a number of methods that may be utilized to recover the associated expenses. We expect any costs to be recoverable in rates.

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

Note 8 — Retirement and Other Employee Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended March 31,
	Pension		SERP		OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$1,949	$1,883	$45	$43	$813	$920
Interest cost	2,633	2,503	108	92	1,156	1,164
Expected return on plan assets	(3,465)	(3,390)	—	—	(1,374)	(1,312)
Amortization of prior service cost (1)	(157)	(157)	(3)	(11)	(253)	(253)
Amortization of net actuarial loss (1)	2,106	2,345	139	140	258	681
Net periodic benefit cost	$3,066	$3,184	$289	$264	$600	$1,200

	Twelve months ended March 31,
	Pension		SERP		OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$7,508	$6,722	$161	$167	$3,606	$2,914
Interest cost	10,408	10,589	398	393	4,663	4,442
Expected return on plan assets	(13,643)	(13,173)	—	—	(5,258)	(4,916)
Amortization of prior service cost (1)	(630)	156	(35)	(17)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	9,795	7,308	596	539	2,324	1,420
Net periodic benefit cost	$13,438	$11,602	$1,120	$1,082	$4,324	$2,849

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

We provide certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors through trusts we have established. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service. Employees hired after June 1, 2014 will not receive a subsidy for healthcare benefits upon retirement.

In accordance with our regulatory agreements, our pension funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We expect to make pension contributions of approximately $12.4 million during 2016. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $2.6 million during 2016. The actual minimum funding requirements for both pension and OPEB will be determined based on the results of the actuarial valuations.

Note 9 — Equity Compensation

Our time-vested restricted stock awards and performance-based restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow qualified individuals to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award. Grants were made in the first quarter of 2016 (the effect of which is included in the table below). We had unrecognized compensation expense of $2.3 million as of March 31, 2016 which will be recognized over the remaining requisite service period.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended March 31 (in thousands):

	Three Months Ended		Twelve Months Ended
	2016	2015	2016	2015
Compensation expense	$2,076	$742	$5,614	$3,081
Tax benefit recognized	777	271	2,082	1,127

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

A summary of time vested restricted stock activity under the plan for 2015 and 2016 is presented in the table below:

	2016		2015
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	shares	Date Fair Value	shares	Date Fair Value
Outstanding at January 1,	55,600	$24.60	41,000	$21.89
Granted	18,400	29.53	19,000	30.40
Distributed	(18,500)	21.36	(1,654)	21.92
Forfeited shares	0		(2,746)	25.91
Outstanding at March 31	55,500	$27.31	55,600	$24.60

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

In connection with the Merger Agreement, we amended outstanding performance-based restricted stock awards to provide that, effective upon and subject to the occurrence of the Merger under the Merger Agreement, each performance-based restricted stock award outstanding immediately prior to the effective time of the Merger will be converted into the right to receive a lump sum in cash equal to the merger consideration under the Merger Agreement, multiplied by the target number of shares under the award.  (See Note 13 for further discussion of the Merger Agreement).

Non-vested performance-based restricted stock awards (based on target number) as of March 31, 2016 and 2015 and changes during the three months ended March 31, 2016 and 2015 were as follows:

	2016		2015
	Number of shares	Weighted Average Grant Date Price	Number of shares	Weighted Average Grant Date Price
Outstanding at January 1,	69,021	$24.38	63,300	$21.74
Target shares granted	22,400	$29.53	21,800	$30.40
Shares issued in excess of target	18,403	$21.36	3,653	$30.55
Shares awarded	(43,036)	$21.36	(13,653)	$30.55
Forfeited shares	—	$—	(6,079)	$24.10
Target shares not awarded	—	$—	—	$—
Granted, nonvested at March 31,	66,788	$27.22	69,021	$24.38

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

Each common stock unit earns dividends in the form of common stock units and can be redeemed for shares of common stock.  In connection with the Merger Agreement, we amended the Stock Unit Plan to provide that, effective upon and subject to the occurrence of the Merger under the Merger Agreement, each stock unit outstanding immediately prior to the effective time of the Merger will be converted into the right to receive in cash the merger consideration under the Merger Agreement, with interest at the prime rate from the effective time of the Merger until the payment date under the plan. (See Note 13 for further discussion of the Merger Agreement).

The number of units granted annually is computed by dividing an annual credit (determined by the Compensation Committee) by the fair market value of our common stock on January 1 of the year the units are granted. Common stock unit dividends are computed based on the fair market value of our stock on the dividend’s record date.  We record the related compensation expense at the time we make the accrual for the directors’ benefits as the directors provide services. Shares accrued to directors’ accounts and shares available for issuance under this plan at March 31, 2016 and 2015 are shown in the table below:

	2016	2015
Shares accrued to directors’ accounts	160,124	164,085
Shares available for issuance	656,737	685,996

Units accrued for service and dividends as well as units redeemed for common stock at March 31, 2016 and 2015 are shown in the table below:

	2016	2015
Units accrued for service and dividends	23,698	25,187
Units redeemed for common stock	21,246	28,991

Note 10 - Regulated Operating Expense

The following table sets forth the major components comprising “regulated operating expenses” under “Operating revenue deductions” on our consolidated statements of income (in thousands) for all periods presented ended March 31:

	Three Months Ended	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	2016	2015	2016	2015
Electric transmission and distribution expense	$6,836	$7,100	$28,629	$28,221
Natural gas transmission and distribution expense	706	677	2,727	2,365
Power operation expense (other than fuel)	4,053	5,317	16,999	17,415
Customer accounts and assistance expense	2,731	2,704	10,965	11,106
Employee pension expense (1)	2,625	2,684	10,727	10,648
Employee healthcare expense (1)	2,245	2,234	10,173	9,656
General office supplies and expense	4,339	2,834	15,944	13,666
Administrative and general expense	4,116	4,556	14,423	14,716
Allowance for uncollectible accounts	79	327	1,833	2,975
Miscellaneous expense	115	118	425	603
Total	$27,845	$28,551	$112,845	$111,371

(1) Does not include capitalized portion of costs, but reflects the GAAP expensed cost plus or minus costs deferred to and amortized from, a regulatory asset and/or a regulatory liability for Missouri, Kansas and Oklahoma jurisdictions.

Note 11— Segment Information

The tables below present statement of income information, balance sheet information and capital expenditures of our business segments (in thousands):

	For the quarter ended March 31,
	2016
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$134,363	$15,113	$2,184	$(345)	$151,315
Depreciation and amortization	18,916	996	491	—	20,403
Federal and state income taxes	7,568	799	273	—	8,640
Operating income	20,507	2,293	443	—	23,243
Interest income	4	10	24	(29)	9
Interest expense	10,688	969	—	(29)	11,628
Income from AFUDC (debt and equity)	2,754	4	—	—	2,758
Net income	12,240	1,326	443	—	14,009

Capital Expenditures	$33,167	$863	$419	$—	$34,449

	For the quarter ended March 31,
	2015
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$142,641	$19,818	$2,430	$(345)	$164,544
Depreciation and amortization	18,589	972	459	—	20,020
Federal and state income taxes	7,202	1,126	443	—	8,771
Operating income	21,214	2,788	711	—	24,713
Interest income	2	12	9	(12)	11
Interest expense	10,091	965	—	(12)	11,044
Income from AFUDC (debt and equity)	1,541	1	—	—	1,542
Net income	12,096	1,822	719	—	14,637

Capital Expenditures	$52,263	$683	$609	$—	$53,555

	For the twelve months ended March 31,
	2016
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$546,808	$36,997	$9,918	$(1,379)	$592,344
Depreciation and amortization	75,059	3,947	1,927	—	80,933
Federal and state income taxes	31,489	473	1,719	—	33,681
Operating income	87,165	4,657	2,756	—	94,578
Interest income	135	35	62	(88)	144
Interest expense	41,903	3,871	—	(88)	45,686
Income from AFUDC (debt and equity)	8,893	17	—	—	8,910
Net income	52,384	791	2,794	—	55,969

Capital Expenditures	$150,016	$5,369	$2,032	$—	$157,417

	For the twelve months ended March 31,
	2015
	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$582,043	$47,051	$9,437	$(1,330)	$637,201
Depreciation and amortization	69,547	3,822	1,895	—	75,264
Federal and state income taxes	32,692	1,519	1,660	—	35,871
Operating income	86,176	6,289	2,760	—	95,225
Interest income	7	25	27	(39)	20
Interest expense	38,635	3,863	—	(39)	42,459
Income from AFUDC (debt and equity)	9,408	59	—	—	9,467
Net Income	55,679	2,457	2,699	—	60,835

Capital Expenditures	$218,696	$5,348	$2,303	$—	$226,347

	As of March 31, 2016
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$2,335,112	$129,987	$38,417	$(52,590)	$2,450,926

(1) Includes goodwill of $39,492.

	As of December 31, 2015
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$2,331,705	$127,359	$38,299	$(50,718)	$2,446,645

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended March 31,:

	Three Months Ended		Twelve Months Ended
	2016	2015	2016	2015
Consolidated provision for income taxes	$8.6	$8.8	$33.7	$35.9
Consolidated effective federal and state income tax rates	38.1%	37.5%	37.6%	37.1%

The effective income tax rate for the three and twelve month periods ended March 31, 2016 is higher than comparable periods in 2015 primarily due to lower equity AFUDC income in 2016 compared to 2015.

We do not have any unrecognized tax benefits as of March 31, 2016. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

The “Protecting Americans from Tax Hikes” Act (the “Act”) was signed into law on December 18, 2015. The Act restored several expired business tax provisions, including bonus depreciation for 2015. Because of the reinstatement of bonus depreciation, we anticipate making no material income tax payments in 2016.

We generated $74.1 million of tax NOLs during 2014, mainly due to bonus depreciation. We intend to carry forward these tax NOLs, which, if unused, will expire in 2034. We estimate that we will utilize approximately $38.0 million of the 2014 tax NOLs on our 2015 return when filed.  As of March 31, 2016, we estimate there is $13.5 million of deferred tax assets remaining to be utilized related to the tax NOLs.

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

Note 13 — Mergers and Acquisitions

Pending Merger with Liberty Utilities (Central) Co. and Liberty Sub Corp.

On February 9, 2016, Empire entered into an Agreement and Plan of Merger (the Merger Agreement) with Liberty Utilities (Central) Co., a Delaware corporation (Liberty Central), and Liberty

Sub Corp., a Kansas corporation (Merger Sub), providing for the merger of Merger Sub with and into Empire, with Empire surviving the Merger as a wholly-owned subsidiary of Liberty Central (the Merger). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Empire common stock (other than any shares owned by Empire or Algonquin Power & Utilities Corp. (APUC) or any of their respective subsidiaries or any shares for which appraisal rights have been perfected) will be cancelled and converted automatically into the right to receive $34.00 in cash, without interest.

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

If Empire shareholders do not approve the Merger, or the Merger is not consummated by February 9, 2017, the Merger Agreement may terminate, although it may be extended six months in order to obtain certain required regulatory approvals. The Merger Agreement also provides for certain other termination rights for both Empire and Liberty Central. If either party terminates the Merger Agreement because Empire’s board of directors changes its recommendation, or, if within nine months after the termination of the Merger Agreement under certain circumstances, Empire shall have entered into a definitive agreement with respect to, or consummated, an alternative transaction, Empire must pay Liberty Central a termination fee of $53.0 million.  If the Merger Agreement is terminated under certain other circumstances, including the failure to obtain required regulatory approvals, failure to consummate the Merger after all closing conditions have been satisfied and a financing failure has occurred or a breach by Liberty Central of its regulatory cooperation covenants, Liberty Central must pay Empire a termination fee of $65.0 million.

Simultaneously with the execution of the Merger Agreement, Liberty Central delivered to Empire a guarantee agreement (the Guarantee Agreement) executed by APUC, the parent of Liberty Utilities Co.  The Guarantee Agreement provides for an unconditional and irrevocable guarantee by APUC of the full and prompt payment and performance, when due, of all obligations of Liberty Central and Merger Sub under the Merger Agreement.

In connection with entering into the Merger Agreement, Empire has incurred approximately $4.5 million of transaction costs as of March 31, 2016. We expect that the total transaction costs will be approximately $15 to $17 million, with approximately 50% payable in 2016 (assuming a 2017 closing date), of which $4.2 million was incurred in the first quarter of 2016.

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

During the twelve months ended March 31, 2016, our gross operating revenues were derived as follows:

Electric segment sales*	92.3%
Gas segment sales	6.3
Other segment sales	1.4

*Sales from our electric segment include 0.3% from the sale of water.

Pending Merger with Liberty Utilities (Central) Co. and Liberty Sub Corp.

On February 9, 2016, Empire entered into an Agreement and Plan of Merger (the Merger Agreement) with Liberty Utilities (Central) Co., a Delaware corporation (Liberty Central), and Liberty Sub Corp., a Kansas corporation (Merger Sub), providing for the merger of Merger Sub with and into Empire, with Empire surviving the Merger as a wholly-owned subsidiary of Liberty Central (the Merger). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Empire common stock (other than any shares owned by Empire or Algonquin Power & Utilities Corp. (APUC)) or any of their respective subsidiaries or any shares for which appraisal rights have been perfected) will be cancelled and converted automatically into the right to receive $34.00 in cash, without interest. See Note 13 of “Notes to Consolidated Financial Statements (Unaudited)” for further information. The foregoing description of the Merger, the Merger Agreement and the Guarantee is not a complete description thereof and is qualified in its entirety by reference to the full text of the Merger Agreement and the Guarantee. Copies of the Merger Agreement and the Guarantee were included in a Form 8-K filed with the SEC on February 9, 2016 and in Empire’s Proxy statement filed with the SEC on May 3, 2016.

Following the announcement of the Merger Agreement, a purported shareholder of Empire filed a complaint styled as a class action lawsuit which complaint alleges that Empire’s Board of Directors breached its fiduciary duties in agreeing to the Merger Agreement by, among other things, conducting an inadequate sales process and failing to obtain adequate consideration, having an interest in completing the Merger, and failing to make adequate disclosures in the proxy statement. The complaint seeks various relief, including an injunction against the Merger. The complaint also alleges that Empire, APUC, Liberty Central and Merger Sub aided and abetted such alleged breaches. See Note 7 of “Notes to Consolidated Financial Statements (Unaudited).”

On March 16, 2016, we filed joint applications in all four states in which we have electric operations (Missouri, Oklahoma, Kansas and Arkansas) and with the FERC requesting approval of the Merger.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended March 31 (in dollars):

	Three Months Ended		Twelve Months Ended
	2016	2015	2016	2015

Basic and diluted earnings per weighted average share of common stock	$0.32	$0.34	$1.28	$1.40

Electric and gas earnings were negatively impacted by milder weather in the first quarter of 2016 as compared to the same period in 2015. Electric segment gross margin, however, increased during the quarter ending March 31, 2016 compared to the 2015 quarter, reflecting increased electric rates for our Missouri customers effective July 26, 2015. The impact of mild weather, as well as increased depreciation and interest expense offset the positive rate impact. Also negatively impacting earnings in the first quarter of 2016 were approximately $4.2 million of merger related expenses.

Electric and gas earnings for the twelve month period ended March 31, 2016 were also negatively impacted by milder weather in the first quarter of 2016 and the fourth quarter of 2015 as compared to the same periods last year. Electric segment gross margin, however, increased during the twelve months ended March 31, 2016 compared to the same period in 2015, reflecting increased electric rates for our Missouri customers effective July 26, 2015 and improved customer counts. The impact of mild weather, as well as increased regulated operating and maintenance expenses, property taxes, interest expense, depreciation expense and reduced AFUDC, negatively impacted 2016 results. Also negatively impacting earnings for the twelve month period ended March 31, 2016 were approximately $4.5 million of merger related expenses.

The table below sets forth a reconciliation of basic and diluted earnings per share (EPS) between the three months and twelve months ended March 31, 2015 and March 31, 2016, which is a non-GAAP presentation. The economic substance behind our non-GAAP EPS measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended March 31.

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

	Three Months Ended	Twelve Months Ended
Earnings Per Share — 2015	$0.34	$1.40

Gross Margins
Electric segment	$0.04	$0.21
Gas segment	(0.01)	(0.04)
Other segment	0.00	0.01
Total Gross Margin	0.03	0.18

Operating — electric segment	0.01	(0.01)
Operating —gas segment	0.00	(0.01)
Operating —other segment	0.00	(0.01)
Maintenance and repairs	0.00	(0.02)
Merger related expenses	(0.06)	(0.06)
Depreciation and amortization	(0.01)	(0.08)
Other taxes	0.00	(0.02)
AFUDC	0.02	(0.01)
Change in effective income tax rates	0.00	(0.01)
Interest charges	(0.01)	(0.05)
Other income and deductions	0.00	(0.01)
Dilutive effect of additional shares issued	0.00	(0.01)
Earnings Per Share — 2016	$0.32	$1.28

Recent Activities

Integrated Resource Plan

We filed our most recent Integrated Resource Plan (IRP) with the MPSC on April 1, 2016. The IRP analysis of future loads and resources is normally conducted once every three years. This IRP reflects the completion of our 2013 Compliance Plan discussed in Note 7 of “Notes to Consolidated Financial Statements (Unaudited)”.

Riverton Unit 12 Combined Cycle Project

As part of our environmental Compliance Plan, we completed the conversion of Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit in April 2016. The conversion included the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. All in-service testing was completed and results verified internally by April 30, 2016. Riverton Unit 12 Combined Cycle was offered into the SPP IM and placed in-service on May 1, 2016. See Note 7 of “Notes to Consolidated Financial Statements (Unaudited).”

Regulatory Matters

Our rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2015, remain unchanged.

See “Rate Matters” below for more information.

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three-month and twelve-month periods ended March 31, 2016, compared to the same periods ended March 31, 2015.

The following table represents our results of operations by operating segment for the applicable periods ended March 31 (in millions):

	Three Months Ended		Twelve Months Ended
	2016	2015	2016	2015

Electric	$12.3	$12.1	$52.4	$55.7
Gas	1.3	1.8	0.8	2.4
Other	0.4	0.7	2.8	2.7
Net income	$14.0	$14.6	$56.0	$60.8

Electric Segment

Electric operating revenues comprised approximately 88.8% of our total operating revenues during the first quarter of 2016.

Sales, Revenues and Gross Margin

KWh Sales

The amounts and percentage changes from the prior periods in kilowatt-hour (kWh) sales by major customer class for on-system (native load) sales for the applicable periods ended March 31, were as follows (in millions):

	kWh Sales
	3 Months	3 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%
Customer Class	2016	2015	Change(1)	2016	2015	Change(1)
Residential	507.7	589.9	(13.9)%	1,754.1	1,898.7	(7.6)%
Commercial	360.0	377.2	(4.6)	1,560.2	1,572.5	(0.8)
Industrial	247.8	245.7	0.8	1,066.5	1,040.2	2.5
Wholesale on-system	79.0	81.7	(3.3)	328.1	333.9	(1.7)
Other(2)	34.1	34.3	(0.8)	130.8	127.2	2.8
Total on-system sales	1,228.6	1,328.8	(7.5)	4,839.7	4,972.5	(2.7)

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2) Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers decreased 7.5% during the first quarter of 2016 as compared to the first quarter of 2015, primarily due to decreased demand resulting from milder weather in the first quarter of 2016 as compared to the same period in 2015. Total heating degree days for the first quarter of 2016 were 18.8% less than the same period last year and 15.5% less than the 30-year average.  KWh sales for our residential and commercial customers decreased during the first quarter of 2016 as compared to the first quarter of 2015 primarily due to the decreased demand resulting from milder weather during the first quarter of 2016. Industrial kWh sales increased 0.8% mainly due to increased usage.

KWh sales for our on-system customers decreased 2.7% during the twelve months ended March 31, 2016, as compared to the same period in 2015, primarily due to decreased demand resulting from the impact of milder weather during the first quarter of 2016 and the fourth quarter of 2015 as compared to the prior year periods. Residential kWh sales, which are more weather sensitive, decreased 7.6% primarily due to the decreased demand resulting from the milder weather. Commercial kWh sales decreased slightly. Industrial KWh sales increased 2.5% mainly due to increased usage.

Revenues and Gross Margin

As shown in the Electric Segment Operating Revenues and Gross Margin table below, electric segment gross margin, defined as electric revenues less fuel and purchased power costs, increased approximately $2.8 million and $14.5 million during the quarter and twelve month period ended March 31, 2016, respectively, as compared to the comparable periods in 2015 mainly due to the July 2015 increase in Missouri electric rates.

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

Electric Segment Operating Revenues and Gross Margin

	3 months	3 months		12 months	12 months
	ended	ended		ended	ended
Customer Class	2016	2015	% Change(1)	2016	2015	% Change(1)
Residential	$62.1	$68.0	(8.7)%	$224.6	$232.3	(3.3)%
Commercial	37.8	39.3	(3.8)	170.2	171.5	(0.8)
Industrial	19.1	19.0	0.5	88.3	85.8	3.0
Wholesale on-system	4.4	3.5	26.8	19.0	20.7	(8.4)
Other(2)	3.9	3.9	(0.1)	15.7	15.2	3.3
Total on-system revenues	127.3	133.7	(4.8)	517.8	525.5	(1.5)
Off-system wholesale(3)	—	—	—	0.0	0.1	(100.0)
SPP IM net revenues(3)	3.1	4.7	(34.3)	13.4	40.3	(66.7)
Total revenues from KWh sales	130.4	138.4	(5.8)	531.2	565.9	(6.1)
Miscellaneous revenues(4)	3.4	3.7	(7.4)	13.5	14.1	(4.2)
Total electric operating revenues	$133.8	$142.1	(5.8)	$544.7	$580.0	(6.1)
Water revenues	0.5	0.5	1.1	2.1	2.1	0.6
Total electric segment operating revenues	$134.3	$142.6	(5.8)	$546.8	$582.1	(6.1)
Actual fuel and purchased power expenditures(5)	$32.5	$37.9	(14.2)	$135.6	$148.2	(8.5)
SPP IM net purchases(3)	4.1	6.3	(34.5)	20.4	55.9	(63.5)
Net fuel recovery and deferral	1.8	5.2	(65.8)	5.4	6.2	(12.2)
SWPA amortization(6)	(0.6)	(0.7)	6.9	(2.5)	(2.5)	2.7
Unrealized (gain)/loss on derivatives	0.0	0.2	(77.4)	(0.2)	0.7	(132.8)
Total fuel and purchased power expense per income statement	37.8	48.9	(22.7)	158.7	208.5	(23.9)
Total Gross Margin	$96.5	$93.7	3.1	$388.1	$373.6	3.9

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

(5) When we purchase more generation from the market than we sell, based on the prescribed time increments, the net purchase cost is recorded as a component of fuel and purchased power expense on the financial statements.

(6) Missouri ten year amortization of the $26.6 million payment received from the SWPA in September, 2010, of which $10.0 million of the Missouri portion remains to be amortized as of March 31, 2016.

As previously mentioned, electric margins increased period over period, but revenues for our on-system customers decreased $6.4 million during the first quarter of 2016. Increased customer rates of $7.7 million, primarily due to the July 2015 increase in Missouri electric rates, net of a $1.9 million decrease resulting from a lowering of Missouri base fuel recovery, contributed an estimated $5.8 million to revenues, driving gross margins higher. Improved customer counts increased revenues an estimated $0.7 million. Weather and other volumetric related factors decreased revenues an estimated $10.5 million. A $3.1 million decrease in Missouri non-base fuel recovery revenue, partially offset by a $0.7 million increase in non-Missouri fuel recovery revenue, decreased revenues. Both of these items were offset by a corresponding change in fuel expenses, resulting in little effect on gross margin.

Revenues for our on-system customers decreased $7.6 million for the twelve months ended March 31, 2016, however, gross margin increased $14.5 million. Increased customer rates of $17.8 million, primarily due to the July 2015 increase in Missouri electric rates, net of a $5.2 million decrease resulting from a lowering of Missouri base fuel recovery, contributed an estimated $12.6 million to revenues. Improved customer counts increased revenues an estimated $2.5 million. Weather and other volumetric related factors decreased revenues an estimated $15.0 million. Also negatively impacting revenues was an $6.7 million decrease in Missouri non-base fuel recovery revenue and a $1.0 million decrease in non-Missouri fuel recovery revenue (both of which were offset by a corresponding change in fuel expenses, resulting in little effect on gross margin).

Fuel expense decreases during both the first quarter of 2016 and the twelve months ended March 31, 2016, reflective of the content and timing of the non-Missouri fuel recovery and deferral mechanisms and decreased consumable costs, also contributed positively to electric segment gross margin.

In the past, in addition to sales to our own customers, we also sold power to other utilities as available, including (since 2007) through the SPP Energy Imbalance Services (EIS) market. However, on March 1, 2014, the SPP RTO implemented a Day-Ahead Market, or Integrated Marketplace (IM). The majority of the revenues and expenses from these market activities flow through the fuel adjustment in our Missouri, Kansas and Oklahoma jurisdictions and our transmission rider in our Arkansas jurisdiction. As a result, nearly all of the market activity sales margin flows back to the customer and has little effect on margin or net income. See the Electric Segment Operating Revenues and Gross Margin table (SPP IM net purchases) above and “— Markets and Transmission” below.

Operating Expenses — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) during the first quarter of 2016 and the twelve months ended March 31, 2016 as compared to the same periods in 2015 (in millions):

	Three Months Ended	Twelve Months Ended
	2016 vs. 2015	2016 vs. 2015
Transmission expense	$(0.2)	$0.7
Distribution expense	(0.1)	(0.3)
Power operation expense	(1.3)	(0.4)
Employee health care expense	0.0	0.6
Employee pension expense	(0.2)	(0.5)
General office supplies and expense	1.4	2.1
Administrative and general expense	(0.4)	(0.3)
Allowance for uncollectible accounts	(0.1)	(0.8)
Other miscellaneous accounts (netted)	0.0	(0.1)
TOTAL	$(0.9)	$1.0

The table below shows maintenance and repairs expense increases/(decreases) during the first quarter of 2016 and the twelve months ended March 31, 2016 compared to the same periods in 2015 (in millions):

	Three Months Ended	Twelve Months Ended
	2016 vs. 2015	2016 vs. 2015
Transmission and distribution maintenance expense	$(0.3)	$(1.7)
Maintenance and repairs expense at:
Energy Center	(0.3)	(1.5)
Asbury plant	(0.1)	(0.4)
SLCC	(0.3)	2.7 (1)
State Line plant	0.0	(0.2)
Iatan plant	(0.1)	0.3
Plum Point plant	1.2	1.3
Riverton plant	(0.1)	1.2 (2)
Water plant	0.0	(0.2)
Other miscellaneous accounts (netted)	(0.1)	0.1
TOTAL	$(0.1)	$1.6

(1)Mainly due to a planned maintenance outage.

(2)Mainly due to a new maintenance contract for the Riverton facility.

In connection with entering into the Merger Agreement, Empire has incurred approximately $4.5 million of merger related expenses as of March 31, 2016.

Depreciation and amortization expense increased approximately $0.3 million (1.8%) and $5.5 million (7.9%) during the quarter and twelve month periods ended March 31, 2016, respectively, primarily due to increased plant in service.

Other taxes decreased approximately $0.4 million during the quarter ended March 31, 2016. Other taxes increased approximately $1.5 million during the twelve months ended March 31, 2016 due to increased property tax (reflecting our additions to plant in service).

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended March 31:

Total Gas Delivered to Customers

	Three Months Ended			Twelve Months Ended
(bcf sales)	2016	2015	% change	2016	2015	% change
Residential	1.11	1.27	(13.0)%	2.05	2.49	(17.6)%
Commercial	0.46	0.54	(13.0)	0.98	1.15	(15.0)
Industrial	0.02	0.02	(17.1)	0.03	0.05	(24.0)
Other(1)	0.02	0.02	2.3	0.03	0.03	(7.5)
Total retail sales	1.61	1.85	(12.9)	3.09	3.72	(16.8)
Transportation sales	1.29	1.46	(11.8)	4.28	4.82	(11.2)
Total gas operating sales	2.90	3.31	(12.4)	7.37	8.54	(13.6)

(1) Other includes other public authorities and interdepartmental usage.

The following table details our natural gas revenues for the periods ended March 31:

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Twelve Months Ended
($ in millions)	2016	2015	% change	2016	2015	% change
Residential	$9.8	$13.0	(24.6)%	$23.1	$29.8	(22.6)%
Commercial	3.9	5.2	(25.8)	9.3	12.2	(23.3)
Industrial	0.1	0.2	(33.4)	0.3	0.4	(33.2)
Other(1)	0.1	0.1	(14.7)	0.3	0.3	(18.3)
Total retail revenues	$13.9	$18.5	(24.9)	$33.0	$42.7	(22.9)
Other revenues	0.1	0.1	(17.2)	0.4	0.4	(9.2)
Transportation revenues	1.1	1.2	(6.3)	3.6	3.9	(6.3)
Total gas operating revenues	$15.1	$19.8	(23.7)	$37.0	$47.0	(21.4)
Cost of gas sold	7.5	11.4	(33.8)	15.6	23.4	(33.2)
Gas segment gross margins	$7.6	$8.4	(10.0)	$21.4	$23.6	(9.7)

(1) Other includes other public authorities and interdepartmental usage.

Gas retail sales and revenues decreased reflecting decreased demand due to milder temperatures during the first quarter of 2016 as compared to 2015. Heating degree days were 16.0% lower in the first quarter of 2016 as compared to the first quarter of 2015 and 14.9% lower than the 30-year average. As a result, our gas gross margin (defined as gas operating revenues less cost of gas in rates) decreased $0.8 million in the first quarter of 2016 as compared to the same period in 2015.

Gas retail sales and revenues decreased during the twelve months ended March 31, 2016 as compared to the same period in 2015 primarily due to decreased demand from the impacts of milder weather during the 2015-2016 gas heating season (which runs from November to March) as compared to the same period in 2014-2015. Our margin for the twelve months ended March 31, 2016 decreased $2.2 million as compared to the same period in 2015.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of March 31, 2016, we had unrecovered purchased gas costs of $0.1 million recorded as a current regulatory liability and $1.4 million recorded as a non-current regulatory liability.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended March 31, 2016 as compared to the same periods in 2015.

	Three Months Ended	Twelve Months Ended
(in millions)	2016 vs. 2015	2016 vs. 2015
Customer accounts expense	$(0.1)	$(0.4)
Administrative and general expense	0.2	0.7
Transmission and distribution operation expense	0.0	0.3
TOTAL	$0.1	$0.6

Consolidated Company

Income Taxes

The following table shows our consolidated provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended March 31:

	Three Months Ended		Twelve Months Ended
	2016	2015	2016	2015
Consolidated provision for income taxes	$8.6	$8.8	$33.7	$35.9
Consolidated effective federal and state income tax rates	38.1%	37.5%	37.6%	37.1%

See Note 12 of “Notes to Consolidated Financial Statements (Unaudited)” for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended March 31. AFUDC increased during the three months ended March 31, 2016 as compared to the same period in 2015 reflecting construction for the Riverton 12 combined cycle project. AFUDC decreased during the twelve months ended March 31, 2016 as compared to the same period in 2015, reflecting completion of the environmental retrofit project at our Asbury plant in December 2014.

	Three Months Ended		Twelve Months Ended
($ in millions)	2016	2015	2016	2015
Allowance for equity funds used during construction	$1.7	$1.0	$5.6	$6.2
Allowance for borrowed funds used during construction	1.1	0.5	3.3	3.3
Total AFUDC	$2.8	$1.5	$8.9	$9.5

Total interest charges on long-term and short-term debt for the periods ended March 31 are shown below. The change in long-term debt interest for 2016 compared to 2015 reflects the issuance on December 1, 2014, of $60.0 million of 4.27% First Mortgage Bonds due 2044 and the issuance of $60.0 million of 3.59% First Mortgage Bonds due 2030 on August 20, 2015. The proceeds from both bond issuances were used to refinance existing short-term indebtedness and for general corporate purposes.

	Interest Charges
	($ in millions)
	3 Months	3 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%
	2016	2015	Change	2016	2015	Change
Long-term debt interest	$11.3	$10.7	5.1%	$44.3	$41.3	7.4%
Short-term debt interest	0.1	0.1	(14.7)	0.3	0.2	40.6
Other interest	0.2	0.2	21.4	1.1	1.0	8.7
Total interest charges	$11.6	$11.0	5.3	$45.7	$42.5	7.6

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

We filed our most recent Integrated Resource Plan (IRP) with the MPSC on April 1, 2016. The IRP analysis of future loads and resources is normally conducted once every three years. This IRP reflects the completion of our 2013 Compliance Plan discussed in Note 7 of “Notes to Consolidated Financial Statements (Unaudited)”.

Our other rate cases, as we reported in our Annual Report on Form 10-K for the year ended December 31, 2015, remain unchanged. See Note 3, “Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information

MARKETS AND TRANSMISSION

Electric Segment

Day Ahead Market:  We are part of the SPP RTO Integrated Marketplace (IM) (or Day-Ahead Market), which replaced the Energy Imbalance Services (EIS) market. The SPP RTO created a single NERC-approved balancing authority (BA) that took over balancing authority responsibilities for its members, including Empire.

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

As a result, we have participated with the SPP members and other impacted utilities in two separate FERC settlement proceedings in an effort to reduce the costs to our customers. On October 13, 2015, SPP members, SPP, MISO and MISO members filed a settlement at the FERC regarding MISO’s unreserved and uncompensated use of the SPP members’ systems. As approved by the FERC, the agreement provides compensation and governance for the continued shared use of the transmission system among MISO, SPP and other impacted utilities. The regional through and out transmission delivery rate (RTOR) dispute regarding Plum Point has proceeded through settlement discussions and a resulting settlement agreement was filed with the FERC on February 25, 2016. The filing continues through the FERC process as of the date of this quarterly report.

Information concerning recent and pending SPP RTO and other FERC activities can be found under Note 3, “Regulatory Matters — Markets and Transmission” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the timing of our construction programs and other factors. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities for the quarters ended March 31:

Summary of Cash Flows

	Quarter Ended March 31,
(in millions)	2016	2015	Change
Cash provided by/(used in):
Operating activities	$51.4	$54.8	$(3.4)
Investing activities	(35.8)	(53.5)	17.7
Financing activities	(15.7)	(0.7)	(15.0)
Net change in cash and cash equivalents	$(0.1)	$0.6	$(0.7)

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

First Quarter 2016 Compared to 2015.  During the first quarter of 2016, our net cash flows provided from operating activities decreased $3.4 million, or 6.2%, from the first quarter of 2015. This change resulted primarily from the following:

•                  Decrease in net income - $(0.6) million.

•                  Changes in regulatory amortizations - $(3.5) million.

•                  Working capital changes for accounts receivable, accounts payable and other current assets and liabilities - $(4.5) million.

•                  Changes in pension and OPEB related amortizations — $1.5 million.

•                  Changes to deferred taxes, primarily related to tax depreciation and recognition of tax net operating losses - $1.4 million.

•                  Adjustments related to stock compensation valuations - $1.5 million.

•                  Regulatory fuel adjustment accruals - $1.1 million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $17.7 million during the first quarter of 2016 as compared to the first quarter of 2015, primarily due to a decrease in capital expenditures for the Riverton 12 combined cycle construction period over period.

Our capital expenditures incurred totaled approximately $34.5 million during the first quarter of 2016 compared to $53.6 million in the first quarter of 2015.

A breakdown of the capital expenditures for the quarters ended March 31, 2016 and 2015 is as follows:

	Capital Expenditures
(in millions)	2016	2015
Distribution and transmission system additions	$15.9	$15.8
New Generation - Riverton 12 combined cycle	9.0	30.6
Additions and replacements — electric plant	3.4	3.8
Gas segment additions and replacements	0.8	0.6
Transportation	3.6	0.2
Other (including retirements and salvage - net) (1)	1.4	2.0
Subtotal	34.1	53.0
Non-regulated capital expenditures (primarily fiber optics)	0.4	0.6
Subtotal capital expenditures incurred (2)	34.5	53.6
Adjusted for capital expenditures payable (3)	1.3	(0.1)
Total cash outlay	$35.8	$53.5

(1)  Other includes equity AFUDC of $(1.7) for 2016 and $(1.0) for 2015.

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

100.0% of our cash requirements for capital expenditures during the first quarter of 2016 were satisfied from internally generated funds (funds provided by operating activities less dividends paid).

We estimate that internally generated funds will provide 100.0% of the funds required for the remainder of our budgeted 2016 capital expenditures. If additional financing is needed, we intend to utilize short-term debt and a combination of debt and equity securities.

Financing Activities

First quarter 2016 compared to 2015.

Our net cash flows used in financing activities was $15.7 million in the first quarter of 2016, a decrease of $15.0 million as compared to the first quarter of 2015, primarily due to the following:

•                  Net short-term repayments of $6.0 million during the first quarter of 2016 as compared to net short-term borrowings $9.0 million during the first quarter of 2015.

Shelf Registration

We have a $200.0 million shelf registration statement with the SEC, effective December 13, 2013, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. As of March 31, 2016, $200.0 million remains available for issuance under this shelf registration statement. However, as a result of our regulatory approvals, we may only issue up to $150.0 million of such securities in the form of first mortgage bonds, of which $30.0 million remains available after the issuance of $60.0 million in first mortgage bonds on August 20, 2015 and $60 million on December 1, 2014. Any proceeds from offerings made pursuant to this shelf would be used to fund capital expenditures, refinance existing debt or general corporate needs during the effective period through December 2016.

Credit Agreements

We have in place a $200 million 5-year Credit Agreement which expires in October 2019. This agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20 million swingline loan sublimit, a $20 million sublimit for letters of credit issuance and, subject to bank approval, a $75 million accordion feature and two one-year extensions of the credit facility’s maturity date. See Note 6 of “Notes to Consolidated Financial Statements” under Item 8 for additional information regarding this agreement and our unsecured line of credit.

EDE Mortgage Indenture

Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) is limited by terms of the mortgage to $1.0 billion. Based on the $1.0 billion limit, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $297.0 million of new first mortgage bonds. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. The annual interest coverage requirement and retired bonds or 60% of net property additions tests would permit the issuance of more than $297.0 million of new first mortgage bonds; however, as discussed above, we are otherwise limited to the issuance of no more than $297.0 million of new first mortgage bonds.  As of March 31, 2016, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Gas Company (EDG Mortgage) is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of March 31, 2016, this test would allow us to issue approximately $12.3 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%. As of March 31, 2016, we are in compliance with all restrictive covenants of the EDG Mortgage.

Credit Ratings

Corporate credit ratings and the ratings for our securities are as follows:

	Moody’s	Standard & Poor’s
Corporate Credit Rating	Baa1	BBB
EDE First Mortgage Bonds	A2	A-
Senior Notes	Baa1	BBB
Commercial Paper	P-2	A-2
Outlook	Stable	Negative

On March 4, 2016, Moody’s reaffirmed our credit ratings and outlook. On December 15, 2015, Standard & Poor’s reaffirmed our credit ratings and revised our outlook to developing from stable in light of the December 13, 2015 announcement regarding our exploration of strategic alternatives. On February 10, 2016, Standard & Poor’s reaffirmed our credit ratings and revised our outlook to negative from developing in light of the February 9, 2016 announcement regarding the proposed merger. On April 29, 2016, Standard & Poor’s reaffirmed our credit ratings and outlook

A security rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered independently of all other ratings.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not materially changed at March 31, 2016, compared to December 31, 2015. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On April 28, 2016, the Board of Directors declared a quarterly dividend of $0.26 per share on common stock payable on June 15, 2016 to holders of record as of June 1, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating leases entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended March 31, 2016

RECENTLY ISSUED ACCOUNTING STANDARDS

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

We satisfied 65.0% of our 2015 generation fuel supply need through coal. Approximately 97% of our 2015 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2017. With these contracts and existing inventory, we have secured approximately 100% of our anticipated fuel requirements for 2016, 46% for 2017 and 23% for 2018 for our Asbury coal plant. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of March 31, 2016, 56%, or 6.5 million Dths, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2016 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices should increase 10% more than the price at March 31, 2016, our natural gas expenditures would increase by approximately $1.1 million based on our March 31, 2016 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of March 31, 2016, we have 1.3 million Dths in storage on the three pipelines that serve our customers. This represents 61% of our storage capacity. We have an additional 0.5 million Dths hedged through financial derivatives and physical contracts.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at March 31, 2016 and December 31, 2015 (in millions).

	March 31, 2016	December 31, 2015
Margin deposit assets	$10.3	$11.2

There were no margin deposit liabilities at these dates.

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at March 31, 2016, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value (in millions).

Net unrealized mark-to-market losses for physical forward natural gas contracts	$5.1
Net unrealized mark-to-market losses for financial natural gas contracts	9.0
Net credit exposure	$14.1

The $9.0 million net unrealized mark-to-market loss for financial natural gas contracts is comprised entirely of $9.0 million that our counterparties are exposed to Empire for unrealized losses. We are holding no collateral from any counterparty since we are below the $10.0 million mark-to-market collateral threshold in our agreements. As noted above, as of March 31, 2016, we have $10.3 million on deposit for NYMEX contract exposure to Empire, of which $10.0 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their March 31, 2016 levels, our collateral requirement would increase $7.9 million. If these prices increased 25%, our collateral requirement would decrease $8.6 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 of “Notes to Consolidated Financial Statements (Unaudited)” under “Legal Proceedings”, which description is incorporated herein by reference

Item 1A.  Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5.  Other Information.

For the twelve months ended March 31, 2016, our ratio of earnings to fixed charges was 2.61x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)                                 Exhibits.

(2)(a) Agreement and Plan of Merger, dated as of February 9, 2016, by and among The Empire District Electric Company, Liberty Utilities (Central) Co. and Liberty Sub Corp. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 9, 2016 and filed February 9, 2016, File No. 1-3368).

(2)(b) Amended and Restated By-Laws of The Empire District Electric Company, effective February 9, 2016 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 9, 2016 and filed February 9, 2016,  File No. 1-3368).

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 6, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three and twelve month periods ended March 31, 2016 and 2015, (ii) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

May 6, 2016