Form 10-Q
period 2016-09-30
EMPIRE DISTRICT ELECTRIC CO
filed 2016-11-07
CIK 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, 44,094,312 shares of common stock were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30
	2016	2015
	(000’s except per share amounts)
Operating revenues:
Electric	$169,070	$162,412
Gas	4,559	5,084
Other	1,725	2,218
	175,354	169,714
Operating revenue deductions:
Fuel and purchased power	45,795	45,795
Cost of natural gas sold and transported	861	1,301
Regulated operating expenses	27,224	28,437
Other operating expenses	740	879
Maintenance and repairs	10,456	11,454
Merger related expenses	252	—
Depreciation and amortization	23,852	20,090
Provision for income taxes	17,115	15,850
Other taxes	10,045	10,125
	136,340	133,931

Operating income	39,014	35,783
Other income and (deductions):
Allowance for equity funds used during construction	234	1,257
Interest income	26	2
Benefit for other income taxes	145	586
Other — non-operating expense, net	(449)	(1,751)
	(44)	94
Interest charges:
Long-term debt	11,298	11,001
Short-term debt	25	80
Allowance for borrowed funds used during construction	(140)	(743)
Other	282	254
	11,465	10,592

Net income	$27,505	$25,285
Weighted average number of common shares outstanding - basic	44,049	43,728
Weighted average number of common shares outstanding - diluted	44,106	43,819
Total earnings per weighted average share of common stock — basic and diluted	$0.62	$0.58
Dividends declared per share of common stock	$0.26	$0.26

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
	(000’s except per share amounts)
Operating revenues:
Electric	$435,256	$431,335
Gas	25,313	31,181
Other	5,421	6,299
	465,990	468,815
Operating revenue deductions:
Fuel and purchased power	121,140	133,926
Cost of natural gas sold and transported	9,900	14,765
Regulated operating expenses	82,554	84,656
Other operating expenses	2,555	2,474
Maintenance and repairs	33,387	37,303
Merger related expenses	8,691	—
Depreciation and amortization	65,073	60,237
Provision for income taxes	31,582	28,789
Other taxes	29,474	30,121
	384,356	392,271

Operating income	81,634	76,544
Other income and (deductions):
Allowance for equity funds used during construction	3,000	3,469
Interest income	80	142
Benefit for other income taxes	298	713
Other — non-operating expense, net	(1,219)	(2,675)
	2,159	1,649
Interest charges:
Long-term debt	33,895	32,504
Short-term debt	113	247
Allowance for borrowed funds used during construction	(1,809)	(2,030)
Other	855	780
	33,054	31,501

Net income	$50,739	$46,692
Weighted average number of common shares outstanding - basic	43,962	43,629
Weighted average number of common shares outstanding - diluted	44,007	43,721
Total earnings per weighted average share of common stock — basic and diluted	$1.15	$1.07
Dividends declared per share of common stock	$0.78	$0.78

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Twelve Months Ended
	September 30,
	2016	2015
	(000’s except per share amounts)
Operating revenues:
Electric	$559,005	$565,471
Gas	35,835	46,437
Other	7,907	8,271
	602,747	620,179
Operating revenue deductions:
Fuel and purchased power	157,074	182,494
Cost of natural gas sold and transported	14,636	22,860
Regulated operating expenses	111,449	112,094
Other operating expenses	3,392	3,217
Maintenance and repairs	44,605	50,424
Merger related expenses	8,691	—
Depreciation and amortization	85,386	78,774
Provision for income taxes	37,593	35,500
Other taxes	38,531	38,971
	501,357	524,334

Operating income	101,390	95,845
Other income and (deductions):
Allowance for equity funds used during construction	4,382	5,317
Interest income	83	145
Benefit for other income taxes	572	687
Other — non-operating expense, net	(1,972)	(3,019)
	3,065	3,130
Interest charges:
Long-term debt	45,193	42,824
Short-term debt	130	298
Allowance for borrowed funds used during construction	(2,623)	(2,984)
Other	1,111	1,033
	43,811	41,171
Net income	$60,644	$57,804
Weighted average number of common shares outstanding — basic	43,920	43,583
Weighted average number of common shares outstanding — diluted	43,956	43,677
Total earnings per weighted average share of common stock — basic	$1.38	$1.33
Total earnings per weighted average share of common stock — diluted	$1.38	$1.32
Dividends declared per share of common stock	$1.04	$1.04

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	($-000’s)
Assets
Plant and property, at original cost:
Electric	$2,695,201	$2,473,927
Gas	86,438	83,402
Other	45,001	44,263
Construction work in progress	31,840	183,689
	2,858,480	2,785,281
Accumulated depreciation and amortization	809,510	764,895
	2,048,970	2,020,386

Current assets:
Cash and cash equivalents	7,931	1,753
Restricted cash	4,728	4,726
Accounts receivable — trade, net of allowance $726 and $623, respectively	51,873	40,162
Accrued unbilled revenues	17,952	20,653
Accounts receivable — other	14,835	28,320
Fuel, materials and supplies	57,515	60,950
Prepaid expenses and other	11,346	8,835
Unrealized gain in fair value of derivative contracts	4,527	1,295
Regulatory assets	7,127	7,052
	177,834	173,746

Noncurrent assets and deferred charges:
Regulatory assets	207,154	209,708
Goodwill	39,492	39,492
Unrealized gain in fair value of derivative contracts	7	16
Other	3,100	3,297
	249,753	252,513
Total Assets	$2,476,557	$2,446,645

(Continued)

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2016	December 31, 2015
	($-000’s)
Capitalization and Liabilities
Common stock, $1 par value, 44,080,737 and 43,820,726 shares issued and outstanding, respectively	$44,081	$43,821
Capital in excess of par value	664,523	657,466
Retained earnings	117,869	101,443
Total common stockholders’ equity	826,473	802,730

Long-term debt (net of current portion):
Obligations under capital lease	3,335	3,580
First mortgage bonds and secured debt	725,313	724,838
Unsecured debt	100,978	100,935
Total long-term debt	829,626	829,353
Total long-term debt and common stockholders’ equity	1,656,099	1,632,083

Current liabilities:
Accounts payable and accrued liabilities	44,487	66,946
Current maturities of long-term debt	25,312	25,246
Short-term debt	—	25,000
Regulatory liabilities	17,724	8,615
Customer deposits	15,156	14,623
Interest accrued	15,213	7,348
Unrealized loss in fair value of derivative contracts	2,118	4,472
Taxes accrued	19,294	2,832
Other current liabilities	246	323
	139,550	155,405

Commitments and contingencies (Note 7)

Noncurrent liabilities and deferred credits:
Regulatory liabilities	131,778	132,457
Deferred income taxes	428,066	396,542
Unamortized investment tax credits	18,374	18,487
Pension and other postretirement benefit obligations	74,095	82,144
Unrealized loss in fair value of derivative contracts	1,520	3,696
Other	27,075	25,831
	680,908	659,157
Total Capitalization and Liabilities	$2,476,557	$2,446,645

See accompanying Notes to Consolidated Financial Statements.

THE EMPIRE DISTRICT ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
	($-000’s)
Operating activities:
Net income	$50,739	$46,692
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization including regulatory items	63,593	67,099
Pension and other postretirement benefit costs, net of contributions	(2,105)	(12,038)
Deferred income taxes and unamortized investment tax credit, net	31,284	28,237
Allowance for equity funds used during construction	(3,000)	(3,469)
Stock compensation expense	4,116	1,507
Non-cash (gain)/loss on derivatives	3,368	4,892
Other	99	(45)
Cash flows impacted by changes in:
Accounts receivable and accrued unbilled revenues	862	14,496
Fuel, materials and supplies	3,435	(2,495)
Prepaid expenses, other current assets and deferred charges	(13,533)	(5,813)
Accounts payable and accrued liabilities	(19,167)	(24,621)
Asset retirement obligations	(188)	(27)
Interest, taxes accrued and customer deposits	24,860	25,457
Other liabilities and other deferred credits	11,200	5,818

Net cash provided by operating activities	155,563	145,690

Investing activities:
Capital expenditures — regulated	(94,330)	(145,886)
Capital expenditures and other investments — non-regulated	(682)	(1,828)
Restricted cash	(1)	—

Net cash used in investing activities	(95,013)	(147,714)

Financing activities:
Proceeds from first mortgage bonds, net	—	60,000
Long-term debt issuance costs	—	(519)
Proceeds from issuance of common stock, net of issuance costs	5,173	4,307
Net short-term debt borrowings/(repayments)	(25,000)	(27,750)
Dividends	(34,313)	(34,042)
Other	(232)	(217)

Net cash provided by (used in) financing activities	(54,372)	1,779
Net increase (decrease) in cash and cash equivalents	6,178	(245)
Cash and cash equivalents at beginning of period	1,753	2,105
Cash and cash equivalents at end of period	$7,931	$1,860

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

Note 2 - Recently Issued and Proposed Accounting Standards

Presentation of debt issuance costs:  In April 2015, the FASB issued revised guidance addressing the presentation requirements for debt issuance costs. Under the revised guidance, all costs incurred to issue debt are to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The application of this standard resulted in $8.7 million in unamortized debt issuance costs being reclassified from deferred charges to long-term debt on the December 31, 2015 Consolidated Balance Sheet for comparative purposes and $8.1 million in unamortized debt issuance costs being reclassified from deferred charges to long-term debt on the September 30, 2016 Consolidated Balance Sheet.

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

Classification of Certain Cash Receipts and Cash Payments:  In August 2016 the FASB issued revised guidance addressing the classification of eight specific cash receipts and cash payments in the statement of cash flows.  The revised guidance is intended to reduce diversity in practice in how these items were being classified.  The new guidance is effective for interim and annual periods beginning after December 15, 2017.  The application of this standard is not expected to have a material impact on our results of operations, financial position or liquidity.

See Note 1 under “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding recently issued and proposed accounting standards.

Note 3— Regulatory Matters

The following table sets forth the components of our regulatory assets and liabilities on our consolidated balance sheet (in thousands).

Regulatory Assets and Liabilities

	September 30, 2016	December 31, 2015
Regulatory Assets:
Current:
Under recovered fuel costs	$7	$196
Current portion of long-term regulatory assets	7,120	6,856
Regulatory assets, current	7,127	7,052
Long-term:
Pension and other postretirement benefits(1)	101,307	108,273
Income taxes	48,581	48,613
Deferred construction accounting costs(2)	14,712	14,977
Unamortized loss on reacquired debt	9,226	9,731
Unsettled derivative losses — electric segment	3,323	7,775
System reliability — vegetation management	2,164	3,604
Storm costs	3,118	3,531
Asset retirement obligation	10,493	7,722
Customer programs	6,677	5,942
Missouri solar initiative(3)	10,897	3,504
Current portion of long-term regulatory assets	(7,120)	(6,856)
Unrecovered fuel costs	1,089	—
Other	2,687	2,892
Regulatory assets, long-term	207,154	209,708
Total Regulatory Assets	$214,281	$216,760

	September 30, 2016	December 31, 2015
Regulatory Liabilities:
Current:
Over recovered fuel costs	$14,416	$5,280
Current portion of long-term regulatory liabilities	3,308	3,335
Regulatory liabilities, current	17,724	8,615
Long-term:
Costs of removal(4)	98,265	94,193
SWPA payment for Ozark Beach lost generation	12,300	14,213
Income taxes	11,083	11,244
Deferred construction accounting costs — fuel(5)	7,574	7,690
Unamortized gain on interest rate derivative	2,904	3,031
Pension and other postretirement benefits	895	1,745
Over recovered fuel costs	2,065	2,300
System reliability — vegetation management	—	1,320
Current portion of long-term regulatory liabilities	(3,308)	(3,335)
Other	—	56
Regulatory liabilities, long-term	131,778	132,457
Total Regulatory Liabilities	$149,502	$141,072

(1)  Primarily consists of unfunded pension and other postretirement benefits (OPEB) liability. See Note 8.

(2)  Reflects deferrals resulting from our 2005 regulatory plan relating to Iatan 1, Iatan 2 and Plum Point. These amounts are being recovered over the life of the plants.

(3)  Resulting from the Missouri Clean Energy Initiative and consists of approximately 841 solar rebate applications processed and internal costs as of September 30, 2016, (compared to 262 as of December 31, 2015), resulting in solar rebate-related costs totaling approximately $10.9 million.

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

As of September 30, 2016 and December 31, 2015, we have recorded the following assets and liabilities representing the fair value of derivative financial instruments, (in thousands):

		September 30,	December 31,
ASSET DERIVATIVES		2016	2015
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current assets	$121	$2
	Non-current assets and deferred charges - other	7	16

Natural gas contracts, electric segment	Current assets	1,039	—
	Non-current assets and deferred charges - other		—
Transmission congestion rights, electric segment	Current assets	3,367	1,293
Total derivatives assets		$4,534	$1,311

		September 30,	December 31,
LIABILITY DERIVATIVES		2016	2015
Hedging instruments	Balance Sheet Classification	Fair Value	Fair Value
Natural gas contracts, gas segment	Current liabilities	$—	$282
	Non-current liabilities and deferred credits	—	66

Natural gas contracts, electric segment	Current liabilities	2,118	4,190
	Non-current liabilities and deferred credits	1,520	3,630
Total derivatives liabilities		$3,638	$8,168

Electric Segment

At September 30, 2016, approximately $1.1 million of unrealized net losses are applicable to natural gas financial instruments which will settle within the next twelve months.

The following tables set forth “mark-to-market” pre-tax gains/(losses) from non-designated derivative instruments for the electric segment for each of the periods ended September 30, (in thousands):

Non-Designated Hedging Instruments - Due to	Balance Sheet Classification of	Amount of Gain / (Loss) Recognized on Balance Sheet
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2016	2015	2016	2015	2016	2015
Commodity contracts	Regulatory (assets)/liabilities	$(1,678)	$(1,690)	$1,705	$(3,909)	$(1,240)	$(10,152)

Transmission congestion rights	Regulatory (assets)/liabilities	398	125	5,939	4,750	6,158	6,322
Total Electric Segment		$(1,280)	$(1,565)	$7,644	$841	$4,918	$(3,830)

Non-Designated Hedging Instruments -Due to	Statement of Income Classification of	Amount of Gain / (Loss) Recognized in Income
Regulatory Accounting	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Electric Segment	Derivative	2016	2015	2016	2015	2016	2015
Commodity contracts	Fuel and purchased power expense	$(2,231)	$(4,104)	$(3,774)	$(6,381)	$(5,508)	$(7,105)

Transmission congestion rights	Fuel and purchased power expense	1,468	1,133	3,811	6,446	4,833	8,653
Total Electric Segment		$(763)	$(2,971)	$37	$65	$(675)	$1,548

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

As of September 30, 2016, the following volumes and percentage of our anticipated volume of natural gas usage for our electric operations for the remainder of 2016 and for the next four years are shown below at the following average prices per Dekatherm (Dth). We utilize the following procurement guidelines for our electric segment, allowing the flexibility to hedge up to 100% of the current year’s and 80% of any future year’s expected requirements while being cognizant of volume risk. The 80% guideline is an annual target and volumes up to 100% can be hedged in any given month. For years beyond year four, additional factors of long term uncertainty (including with respect to required volumes and counterparty credit) are also considered.

		Dth Hedged		Procurement
Year	% Hedged	Physical	Financial	Average Price	Guidelines
Remainder 2016	33%	—	1,160,000	$3.122	Up to 100%
2017	41%	782,900	5,210,000	$3.347	60%
2018	20%	565,000	2,460,000	$3.334	40%
2019	10%	—	1,460,000	$2.955	20%
2020	0%	—	—	$—	10%

At September 30, 2016, the following transmission congestion rights (TCR) have been obtained to hedge congestion risk in the SPP IM (dollars in thousands):

Year	Monthly MWH Hedged	Estimated Fair Value
2016-17	8,464	$3,367

Gas Segment

We attempt to mitigate our natural gas price risk for our gas segment by a combination of (1) injecting natural gas into storage during the off-heating season months, (2) purchasing physical forward contracts and (3) purchasing financial derivative contracts. We target to have 95% of our storage capacity full by November 1 for the upcoming winter heating season. As the winter progresses, gas is withdrawn from storage to serve our customers. As of September 30, 2016, we had 1.8 million Dths in storage on the three pipelines that serve our customers. This represents 86% of our storage capacity.

The following table sets forth our long-term hedge strategy of mitigating price volatility for our customers by hedging a minimum of expected gas usage for the current winter season and the next two winter seasons and illustrates our hedged position as of September 30, 2016 (Dth in thousands).

Season	Target % Hedged by September 1	Dth Hedged - Financial	Dth Hedged - Physical	Dth in Storage	Actual % Hedged
Nov. 2016 – Mar. 2017	50%	200	—	1,751	65%
Nov. 2017 – Mar. 2018	Up to 50%	280	—	—	9%
Nov. 2018 – Mar. 2019	Up to 20%	0	—	—	0%

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

Non-Designated Hedging	Balance Sheet Classification of	Amount of Gain/(Loss) Recognized on Balance Sheet
Instruments Due to Regulatory	Gain / (Loss) on	Three Months Ended		Nine Months Ended		Twelve Months Ended
Accounting - Gas Segment	Derivative	2016	2015	2016	2015	2016	2015
Commodity contracts	Regulatory (assets)/liabilities	$(65)	$(236)	$107	$(50)	$(289)	$(647)
Total - Gas Segment		$(65)	$(236)	$107	$(50)	$(289)	$(647)

Contingent Features

Certain of our derivative instruments contain provisions that are triggered if we fail to maintain an investment grade credit rating with any relevant credit rating agency. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request increased collateralization on derivative instruments in net liability positions. We had no derivative instruments with the credit-risk-related contingent features in a net liability position on September 30, 2016 and have posted no collateral with counterparties in the normal course of business. Amounts reported as margin deposit assets represent our funds held on deposit for our contracts held with our NYMEX broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at the dates shown. There were no margin deposit liabilities at these dates.

(in millions)	September 30, 2016	December 31, 2015
Margin deposit assets	$4.2	$11.2

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

As shown above, our asset and liability commodity contract derivatives are reported at gross on the balance sheet. ASC guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. For the periods ended September 30, 2016 and December 31, 2015, we did not hold any collateral posted by our counterparties. The only collateral we have posted is our margin deposit assets described above. We have elected not to offset our margin deposit assets against any of our eligible commodity contracts.

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

Our TCR positions, which are acquired on the SPP IM, are valued using the most recent monthly auction clearing prices. Our commodity contracts are valued using the market value approach on a recurring basis. The following fair value hierarchy table presents information about our TCR and commodity contracts measured at fair value as of September 30, 2016 and December 31, 2015.

	Fair Value Measurements at Reporting Date Using
($ in 000’s) Description	Assets/(Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
Derivative assets	$4,534	$1,167	$3,367	$—
Derivative liabilities	$(3,638)	$(3,638)	$—	$—

December 31, 2015
Derivative assets	$1,311	$18	$1,293	$—
Derivative liabilities	$(8,168)	$(8,168)	$—	$—

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

The carrying amount of our total long-term debt exclusive of capital leases at both September 30, 2016 and December 31, 2015 was $851 million. The fair market value at September 30, 2016 was approximately $910 million as compared to approximately $815 million at December 31, 2015. These estimates were based on a bond pricing model, utilizing inputs classified as Level 2 in the fair value hierarchy, which include the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair market value may not represent the actual value that could have been realized as of September 30, 2016 or that will be realizable in the future.

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

The credit facility requires our total indebtedness to be less than 65.0% of our total capitalization at the end of each fiscal quarter and a failure to maintain this ratio will result in an event of default under the credit facility and will prohibit us from borrowing funds thereunder. As of September 30, 2016, we were in compliance with this covenant as our ratio of total indebtedness was 51% of our total capitalization. This credit facility is also subject to cross-default if we default on more than $25 million in the aggregate on our other indebtedness. As of September 30, 2016, we were not in default under any of such other indebtedness.

The credit agreement does not legally restrict the use of our cash in the normal course of operations. As of September 30, 2016, there were no outstanding borrowings under either the credit agreement or our commercial paper program which the credit agreement backs.

On October 20, 2016, the revolving credit facility was amended such that the pending Merger would not trigger the credit agreement’s change of control provision. The revolving credit facility will remain in place after the Merger closing.

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

The parties to the MOU have agreed to attempt in good faith to finalize and execute a stipulation of settlement and to present the stipulation of settlement to the Court for final approval. The stipulation of settlement will be subject to customary conditions and will provide for, among other things, certification of the alleged class as a non-opt-out class action and an award of plaintiff’s reasonable attorneys’ fees and expenses. The stipulation of settlement will also provide for the release of any and all claims arising out of or relating to the Merger. The settlement is subject to final Court approval following notice to the class members and the parties anticipate this will take place after the closing of the Merger. There can be no assurance that the settling parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement. In such event, or if the Merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect.

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

Coal, Natural Gas and Transportation Contracts

The following table sets forth our firm physical gas, coal and transportation contracts for the periods indicated as of September 30, 2016 (in millions).

	Firm physical gas and transportation contracts	Coal and coal transportation contracts
October 1, 2016 through December 31, 2016	$4.2	$1.6
January 1, 2017 through December 31, 2018	37.4	14.5
January 1, 2019 through December 31, 2020	28.8	2.2
January 1, 2021 and beyond	45.7	—

We have entered into long and short-term agreements to purchase coal and natural gas for our energy supply and natural gas operations. Under these contracts, the natural gas supplies are divided into firm physical commitments and derivatives that are used to hedge future purchases. The firm physical gas and transportation commitments are detailed in the table above.

We have coal supply agreements and transportation contracts in place to provide for the delivery of coal to the plants. These contracts are written with Force Majeure clauses that enable us to reduce tonnages or cease shipments under certain circumstances or events. These include mechanical or electrical maintenance items, acts of God, war or insurrection, strikes, weather and other disrupting events. This reduces the risk we have for not taking the minimum requirements of fuel under the contracts. The minimum requirements for our coal and coal transportation contracts as of September 30, 2016, are detailed in the table above. Our existing railroad agreement was modified and became effective on October 1, 2016. Our contractual obligations, as reflected in the table above, were reduced as a result of the amendment. The amended terms continue to allow us to operate the Asbury plant up to full load capacity.

Purchased Power

We have three purchased power agreements.

The Plum Point Energy Station (Plum Point) is a 670-megawatt, coal-fired generating facility near Osceola, Arkansas. We own, through an undivided interest, 50 megawatts of the unit’s capacity. We also have a long-term agreement for the purchase of an additional 50 megawatts of capacity from Plum Point. Commitments under this agreement are approximately $270.1 million through August 31, 2039, the end date of the agreement.

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

New Construction

In April 2016 we completed the conversion of Riverton Unit 12 from a simple cycle combustion turbine to a combined cycle unit. The conversion included the installation of a heat recovery steam generator (HRSG), steam turbine generator, auxiliary boiler, cooling tower, and other auxiliary equipment. Construction costs through September 30, 2016 were $167.8 million for the project to date, excluding AFUDC. Final costs are estimated to range from $167.8 million to $175 million, excluding AFUDC. This amount was included in our five-year capital expenditure plan.

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

The gross amount of assets recorded under capital leases total $5.3 million at September 30, 2016.

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

Greenhouse Gases (GHGs) – CO2

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

On February 9, 2016, the Supreme Court ordered a stay on the CPP. Twenty-seven states and numerous industry groups have challenged the CPP’s legality in the D.C. Circuit. The stay will remain in effect until the court resolves the legal challenges to the CPP. Presentation of oral arguments from defenders and challengers of the climate rule were heard before a ten-judge panel on September 27, 2016. The D.C. court is expected to decide the case by late February 2017. If, however, the case is appealed to the Supreme Court, the matter is likely to continue into 2018.

Other than the cancellation of the initial submittal deadline in September 2016, the EPA has not made any definitive statements regarding whether CPP timelines may change under the stay. The EPA continues to work on the CPP and released a proposed rule for the Clean Energy Incentive Program (CEIP) design guidelines on June 16, 2016. The ultimate cost of compliance cannot be determined at this time because of the uncertainties regarding the final outcome of the GHG regulations, including the legal challenges thereto, and the compliance methods yet to be chosen by the jurisdictions in which we operate. In any case, we expect the cost of complying with any such regulations to be recoverable in our rates.

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

Effective October 19, 2015, the EPA established a final rule to regulate the disposal of coal combustion residuals (CCRs) as a non-hazardous solid waste under subtitle D of the Resource Conservation and Recovery Act (RCRA). Compliance with both the CCR and ELG rules at our Asbury plant is expected to require the closure of the existing ash impoundment, construction of a new utility waste landfill and conversion of the existing bottom ash handling from a wet to a dry system. Final closure of the existing ash impoundment, for which an asset retirement obligation of $5.4 million has been recorded, is anticipated after the new landfill is operational. Separately, an asset retirement obligation of $4.4 million has been recorded for our interest in the coal ash impoundment at the Iatan Generating Station.

On February 1, 2016, a construction permit application was submitted to the Missouri Department of Natural Resources’ Solid Waste Management Program (SWMP) for a new utility waste landfill adjacent to the Asbury plant. The MDNR has issued a draft construction permit, and approval of the final permit for the utility waste landfill is expected by February 2017.

At this time, we anticipate CCR/ELG compliance costs to be approximately $15-$30 million. This estimate is based on our current capital budget, information gathered to date in relation to the multiple CCR Rule reports, and the current execution plan. As we move forward through the ELG and CCR rules’ timelines of compliance, these plans may change. Currently, the landfill construction and bottom ash conversion are anticipated to be complete by early 2019. The CCR impoundment will be closed within five years after inactivity. We expect compliance costs to be recoverable in our rates.

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

Renewable Energy

The Missouri Clean Energy Initiative (Proposition C) requires Empire and other investor-owned utilities in Missouri to generate or purchase electricity from renewable energy sources, such as solar, wind, biomass and hydro power, or purchase Renewable Energy Credits (RECs), in amounts equal to at least 5% of retail sales in 2014-2017, at least 10% in 2018-2020 and at least 15% by 2021. We are currently in compliance with this regulatory requirement as a result of generation from our Ozark Beach Hydroelectric Project and purchased power agreements previously mentioned with Cloud County Windfarm, LLC and Elk River Windfarm, LLC. Proposition C also requires that 2% of the energy from renewable energy sources must be solar. On May 6, 2015, the MPSC approved tariffs we filed on May 5, 2015 to establish solar rebate payment procedures and revise our net metering tariffs to accommodate the payment of solar rebates. We expect solar rebates to be sufficient to allow compliance with the current 2% requirement. As of September 30, 2016, we had processed 841 solar rebate applications resulting in solar rebate-related costs totaling approximately $10.9 million under the new tariff. We have recorded the $10.9 million as a regulatory asset (See Note 3 – Regulatory Matters). The law provides a number of methods that may be utilized to recover the associated expenses. We expect any costs to be recoverable in rates.

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

Note 8 — Retirement and Other Employee Benefits

Net periodic benefit cost, some of which is capitalized as a component of labor cost and some of which is deferred as a regulatory asset, is comprised of the following components and is shown for our noncontributory defined benefit pension plan, our supplemental retirement program (SERP) and other postretirement benefits (OPEB) (in thousands):

	Three months ended September 30,
	Pension Benefits		SERP		OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$1,752	$1,816	$41	$33	$826	$945
Interest cost	2,669	2,702	110	102	1,188	1,175
Expected return on plan assets	(3,387)	(3,396)	—	—	(1,375)	(1,272)
Amortization of prior service cost (1)	(157)	(157)	(4)	(10)	(253)	(253)
Amortization of net actuarial loss (1)	2,313	2,835	149	168	326	699
Net periodic benefit cost	$3,190	$3,800	$296	$293	$712	$1,294

	Nine months ended September 30,
	Pension Benefits		SERP		OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$5,650	$5,581	$132	$119	$2,453	$2,785
Interest cost	7,936	7,708	325	286	3,501	3,502
Expected return on plan assets	(10,318)	(10,175)	—	—	(4,124)	(3,897)
Amortization of prior service cost (1)	(472)	(472)	(11)	(32)	(758)	(758)
Amortization of net actuarial loss (1)	6,526	7,525	427	448	841	2,061
Net periodic benefit cost	$9,322	$10,167	$873	$821	$1,913	$3,693

	Twelve months ended September 30,
	Pension Benefits		SERP		OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$7,511	$7,198	$171	$157	$3,382	$3,435
Interest cost	10,505	10,413	421	383	4,668	4,592
Expected return on plan assets	(13,709)	(13,452)	—	—	(5,423)	(5,097)
Amortization of prior service cost (1)	(630)	(368)	(21)	(34)	(1,011)	(1,011)
Amortization of net actuarial loss (1)	9,034	9,178	576	574	1,528	2,303
Net periodic benefit cost	$12,711	$12,969	$1,147	$1,080	$3,144	$4,222

(1) Amounts are amortized from our regulatory asset originally recorded upon recognizing our net pension liability on the balance sheet.

We provide certain healthcare and life insurance benefits to eligible retired employees, their dependents and survivors through trusts we have established. Participants generally become eligible for retiree healthcare benefits after reaching age 55 with 5 years of service. Employees hired after June 1, 2014 will not receive a subsidy for healthcare benefits received upon retirement.

In accordance with our regulatory agreements, our pension funding policy is to make contributions that are at least equal to the greater of either the minimum funding requirements of ERISA or the accrued cost of the plan. We have made contributions totaling $12.5 million through the nine months ended September 30, 2016. No additional contributions are expected for the remainder of the year. Our OPEB funding policy is to contribute annually an amount at least equal to the actuarial cost of postretirement benefits. We expect to be required to fund approximately $2.6 million during 2016, of which we have made contributions of approximately $1.8 million as of September 30, 2016. The actual minimum funding requirements for both pension and OPEB will be determined based on the results of the actuarial valuations.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits the grant to eligible employees of options to purchase common stock at 90% of the lower of market value at date of grant or at date of exercise. The lookback feature of this plan is valued at 90% of the Black-Scholes methodology plus 10% of the maximum subscription price. As of September 30, 2016, there were 707,735 shares available for issuance in this plan.

	2016	2015
Subscriptions outstanding at September 30	25,118	59,463
Maximum subscription price(1)	$30.29	$21.43
Shares of stock issued	56,908	56,193
Stock issuance price	$21.09	$21.01

(1) Stock will be issued on the closing date of the purchase period, which runs from June 1, 2016 to May 31, 2017.

Assumptions for valuation of these shares are shown in the table below.

	2016	2015
Fair value of grants at June 30	$6.11	$3.58
Risk-free interest rate	0.70%	0.26%
Expected dividend yield	3.10%	4.40%
Expected volatility	27.00%	21.00%
Expected life in months	12	12
Grant Date	6/1/16	6/1/15

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

Note 9 — Equity Compensation

Our time-vested restricted stock awards and performance-based restricted stock awards are valued as liability awards, in accordance with fair value guidelines. We allow qualified individuals to elect to have taxes in excess of the minimum statutory requirements withheld from their awards and, therefore, the awards are classified as liability instruments under the ASC guidance on share based payment. Awards treated as liability instruments must be revalued each period until settled, and cost is accrued over the requisite service period and adjusted to fair value at each reporting period until settlement or expiration of the award. Grants were made in the first quarter of 2016 (the effect of which is included in the table below). We had unrecognized compensation expense of $1.8 million as of September 30, 2016 which will be recognized over the remaining requisite service period.

We recognized the following amounts in compensation expense and tax benefits for all of our stock-based awards and programs for the applicable periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2016	2015	2016	2015	2016	2015
Compensation Expense	$1,302	$598	$4,211	$1,659	$6,832	$2,976

Tax Benefit Recognized	485	213	1,565	592	2,549	1,081

Time-Vested Restricted Stock Awards

Our time-vested restricted stock awards vest after a three-year period. No dividend rights accumulate during the vesting period. Time-vested restricted stock is valued at an amount equal to the fair market value of our common stock on the date of grant. If employment terminates during the vesting period because of death, retirement, or disability, the participant is entitled to a pro-rata portion of the time-vested restricted stock awards such participant would otherwise have earned, which is distributed following the date of termination, with the remainder of the award forfeited. If employment is terminated during the vesting period for reasons other than those listed above, the time-vested restricted stock awards will be forfeited on the date of the termination, unless the Board of Directors Compensation Committee determines, in its sole discretion, that the participant is entitled to a pro-rata portion of the award. In addition, if a change in control occurs during the vesting period, a pro-rata portion of the time-vested restricted stock awards will vest upon such change in control, and any portion of such awards that remains unvested immediately after the change in control will be forfeited. Consummation of the Merger will constitute a change of control.

A summary of time-vested restricted stock activity under the plan for 2015 and 2016 is presented in the table below:

	2016		2015
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	shares	Date Fair Value	shares	Date Fair Value
Outstanding at January 1,	55,600	$24.60	41,000	$21.89
Granted	18,400	29.53	19,000	30.40
Distributed	(18,500)	21.36	(1,654)	21.92
Forfeited shares	0		(2,746)	25.91
Outstanding at September 30	55,500	$27.31	55,600	$24.60

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

Non-vested performance-based restricted stock awards (based on target number) as of September 30, 2016 and 2015 and changes during the nine months ended September 30, 2016 and 2015 were as follows:

	2016		2015
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	shares	Date Fair Value	shares	Date Fair Value
Outstanding at January 1,	69,021	$24.38	63,300	$21.74
Target shares granted	22,400	$29.53	21,800	$30.40
Shares issued in excess of target	18,403	$21.36	3,653	$30.55
Shares awarded	(43,036)	$21.36	(13,653)	$30.55
Forfeited shares	—	—	(6,079)	$24.10
Target shares not awarded	—	$—	—	$—
Granted, nonvested at September 30,	66,788	$27.22	69,021	$24.38

Note 10- Regulated Operating Expenses

The following table sets forth the major components comprising “regulated operating expenses” under “Operating Revenue Deductions” on our consolidated statements of income for all periods presented ended September 30 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	2016	2015	2016	2015	2016	2015
Electric transmission and distribution expense	$5,340	$7,325	$18,802	$21,839	$25,856	$28,619
Natural gas transmission and distribution expense	610	592	1,933	1,997	2,635	2,558
Power operation expense (other than fuel)	4,466	4,258	12,505	13,813	16,955	17,708
Customer accounts and assistance expense	2,712	2,649	8,252	8,142	11,047	10,889
Employee pension expense (1)	3,574	2,769	8,843	8,170	11,459	10,797
Employee healthcare expense (1)	2,691	3,022	7,373	7,640	9,895	9,970
General office supplies and expense	4,157	3,352	12,434	9,032	17,840	13,591
Administrative and general expense	2,935	3,650	10,594	11,647	13,810	15,061
Allowance for uncollectible accounts	651	705	1,530	2,050	1,560	2,453
Miscellaneous expense	88	115	288	326	392	448
Total	$27,224	$28,437	$82,554	$84,656	$111,449	$112,094

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

	For the three months ended September 30, 2016
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$169,070	$4,559	$2,070	$(345)	$175,354
Depreciation and amortization	22,365	1,009	478	—	23,852
Federal and state income taxes	17,065	(420)	325	—	16,970
Operating income	38,250	249	515	—	39,014
Interest income	25	5	26	(30)	26
Interest expense	10,668	967	—	(30)	11,605
Income from AFUDC (debt and equity)	369	5	—	—	374
Net income	27,691	(714)	528	—	27,505

Capital Expenditures	$23,715	$1,261	$104	—	$25,080

	For the three months ended September 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$162,412	$5,084	$2,563	$(345)	$169,714
Depreciation and amortization	18,651	984	455	—	20,090
Federal and state income taxes	15,137	(340)	467	—	15,264
Operating income	34,622	413	748	—	35,783
Interest income	1	6	12	(17)	2
Interest expense	10,384	968	—	(17)	11,335
Income from AFUDC (debt and equity)	1,997	3	—	—	2,000
Net income	25,086	(560)	759	—	25,285

Capital Expenditures	$39,867	$2,009	$470		$42,346

	For the nine months ended September 30, 2016
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$435,256	$25,313	$6,455	$(1,034)	$465,990
Depreciation and amortization	60,599	3,010	1,464	—	65,073
Federal and state income taxes	30,293	57	934	—	31,284
Operating income	77,195	2,977	1,462	—	81,634
Interest income	69	30	75	(94)	80
Interest expense	32,054	2,903	—	(94)	34,863
Income from AFUDC (debt and equity)	4,798	11	—	—	4,809
Net income	49,139	81	1,519	—	50,739

Capital Expenditures	$86,366	$3,264	$682		$90,312

	For the nine months ended September 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$431,335	$31,181	$7,334	$(1,035)	$468,815
Depreciation and amortization	55,930	2,932	1,375	—	60,237
Federal and state income taxes	26,296	454	1,326	—	28,076
Operating income	70,791	3,629	2,124	—	76,544
Interest income	128	34	33	(53)	142
Interest expense	30,686	2,898	—	(53)	33,531
Income from AFUDC (debt and equity)	5,493	6	—	—	5,499
Net income	43,809	728	2,155	—	46,692

Capital Expenditures	$137,977	$3,679	$1,824		$143,480

	For the twelve months ended September 30, 2016
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$559,005	$35,835	$9,286	$(1,379)	$602,747
Depreciation and amortization	79,402	4,001	1,983	—	85,386
Federal and state income taxes	35,121	403	1,497	—	37,021
Operating income	94,527	4,501	2,362	—	101,390
Interest income	74	32	90	(113)	83
Interest expense	42,675	3,872	—	(113)	46,434
Income from AFUDC (debt and equity)	6,987	18	—	—	7,005
Net income	57,569	641	2,434	—	60,644

Capital Expenditures	$117,500	$4,775	$1,082		$123,357

	For the twelve months ended September 30, 2015
($-000’s)	Electric	Gas	Other	Eliminations	Total
Statement of Income Information
Revenues	$565,471	$46,437	$9,650	$(1,379)	$620,179
Depreciation and amortization	72,971	3,902	1,901	—	78,774
Federal and state income taxes	31,894	1,230	1,689	—	34,813
Operating income	87,188	5,859	2,798	—	95,845
Interest income	131	36	40	(62)	145
Interest expense	40,352	3,865	—	(62)	44,155
Income from AFUDC (debt and equity)	8,290	11	—	—	8,301
Net Income	53,005	1,981	2,818	—	57,804

Capital Expenditures	$199,189	$5,431	$2,656		$207,276

	As of September 30, 2016
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$2,362,639	$124,544	$39,470	$(50,096)	$2,476,557

(1) Includes goodwill of $39,492.

	As of December 31, 2015
($-000’s)	Electric	Gas(1)	Other	Eliminations	Total
Balance Sheet Information
Total assets	$2,331,705	$127,359	$38,299	$(50,718)	$2,446,645

(1) Includes goodwill of $39,492.

Note 12— Income Taxes

The following table shows our provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2016	2015	2016	2015	2016	2015
Consolidated provision for income taxes	$17.0	$15.3	$31.3	$28.1	$37.0	$34.8
Consolidated effective federal and state income tax rates	38.2%	37.6%	38.1%	37.6%	37.9%	37.6%

The effective income tax rate for the three, nine and twelve month periods ended September 30, 2016 is higher than comparable periods in 2015 primarily due to lower equity AFUDC income in 2016 compared to 2015.

We do not have any unrecognized tax benefits as of September 30, 2016. We did not recognize any significant interest or penalties in any of the periods presented. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

The “Protecting Americans from Tax Hikes” Act (the “Act”) was signed into law on December 18, 2015. The Act restored several expired business tax provisions, including bonus depreciation for 2015. Because of the reinstatement of bonus depreciation, we anticipate making no material income tax payments in 2016.

We generated $74.1 million of tax NOLs during 2014, mainly due to bonus depreciation. We intend to carry forward these tax NOLs, which, if unused, will expire in 2034. We utilized $43.8 million of the 2014 tax NOLs on our 2015 return. We also anticipate incurring a $17.0 million NOL in 2016 mostly due to bonus depreciation we expect to utilize on our recently completed Riverton Combined Cycle Plant project. As of September 30, 2016, we estimate there are $12.4 million of tax-affected deferred tax assets remaining to be utilized related to the tax NOLs.

In 2010, we received $17.7 million of investment tax credits based on our investment in Iatan 2, which, if unused, will expire in 2030. We utilized $9.0 million of these credits on our 2013 tax return. Due to the passage of the Act, we estimate we will not be able to use the remaining credits on our 2016 tax return, but expect to use them to offset future income tax liabilities. The tax credits will have no significant income statement impact because they will flow to our customers as we amortize the tax credits over the life of the plant.

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

The closing of the Merger is subject to certain conditions, including, among others, approval of Empire shareholders, expiration or termination of the applicable Hart-Scott-Rodino Act (HSR Act) waiting period and receipt of all required regulatory approvals and consents, including from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission FCC), the Arkansas Public Service Commission (APSC), the Kansas Corporation Commission (KCC), the Missouri Public Service Commission (MPSC), the Oklahoma Corporation Commission (OCC) and the Committee on Foreign Investment in the United States (CFIUS), which approvals and consents shall not, individually or in the aggregate, have or be reasonably likely to have a material adverse effect on the business, properties, financial condition or results of operations of Liberty Utilities Co. and its subsidiaries (including Empire and its subsidiaries), taken as a whole. As discussed below, all approvals have been received except for approval from the KCC.

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

On June 29, 2016, we filed a joint motion with the APSC to approve a Stipulation and Settlement Agreement in the matter of the joint application for approval of the Merger filed March 16, 2016. We received an order on September 29, 2016 from the APSC approving the Merger.

On August 4, 2016, we filed a non-unanimous stipulation and agreement with the staff of the MPSC. On September 7, 2016, we received an order from the MPSC approving the Merger, effective October 7, 2016.

On October 6, 2016, we announced a filing with the KCC of a Unanimous Settlement Agreement with respect to the joint application for approval of the Merger filed March 16, 2016. The Unanimous Settlement Agreement is subject to approval by the KCC. As a condition of the Unanimous Settlement Agreement that was reached with the KCC staff, our pending Kansas rate case is to be withdrawn and current base rates are to remain in effect through January 1, 2019. A decision from Kansas regulators is due no later than January 10, 2017, with an expected transaction close early in 2017.

In connection with each of the regulatory agreements noted above, Liberty Utilities Co. has agreed to certain commitments regarding ongoing service to Empire customers, employment of Empire personnel, cost sharing mechanisms, and compliance with existing regulatory stipulations in the normal course of business.

In connection with entering into the Merger Agreement, Empire has incurred approximately $8.7 million of transaction costs as of September 30, 2016. We expect that the total transaction costs will be approximately $15 to $17 million, with approximately 50% payable in 2016 (assuming a 2017 closing date).

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

During the twelve months ended September 30, 2016, our gross operating revenues were derived as follows:

Electric segment sales*	92.7%
Gas segment sales	6.0
Other segment sales	1.3

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

Shareholder Lawsuit: Following the announcement of the Merger Agreement, a purported shareholder of Empire filed a complaint styled as a class action lawsuit which complaint alleges that Empire’s Board of Directors breached its fiduciary duties in agreeing to the Merger Agreement by, among other things, conducting an inadequate sales process and failing to obtain adequate consideration, having an interest in completing the Merger, and failing to make adequate disclosures in the proxy statement. The complaint seeks various relief, including an injunction against the Merger. The complaint also alleges that Empire, APUC, Liberty Central and Merger Sub aided and abetted such alleged breaches. On June 7, 2016, following arm’s length negotiations, Empire and other defendants entered into a Memorandum of Understanding (MOU) providing for the settlement, subject to court approval, of all claims asserted in the complaint against all defendants.  In connection with the MOU, Empire agreed to make additional disclosures related to the Merger in the proxy statement (which were made on June 8, 2016). Empire and the other defendants that entered into the MOU did so solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, that they committed any violation of law or engaged in any wrongful acts alleged in the complaint. The parties to the MOU have agreed to attempt in good faith to finalize and execute a stipulation of settlement and to present the stipulation of settlement to the Court for final approval. The stipulation of settlement will be subject to customary conditions and will provide for, among other things, certification of the alleged class as a non-opt-out class action and an award of plaintiff’s reasonable attorneys’ fees and expenses. The stipulation of settlement will also provide for the release of any and all claims arising out of or relating to the Merger. The settlement is subject to final Court approval following notice to the class members, and the parties anticipate this will take place after the closing of the Merger. There can be no assurance that the settling parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement. In such event, or if the Merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. See Note 7 of “Notes to Consolidated Financial Statements (Unaudited).”

Merger Approval Status: On March 16, 2016, we filed joint applications in all four states in which we have electric operations (Missouri, Oklahoma, Kansas and Arkansas) and with the FERC requesting approval of the Merger. As discussed below, all approvals have been received except for Kansas.

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

On June 29, 2016, we filed a joint motion with the APSC to approve a Stipulation and Settlement Agreement in the matter of the joint application for approval of the Merger filed March 16, 2016. We received an order on September 29, 2016 from the APSC approving the Merger.

On August 4, 2016, we filed a non-unanimous stipulation and agreement with the staff of the MPSC. On September 7, 2016, we received an order from the MPSC approving the Merger, effective October 7, 2016.

On October 6, 2016, we announced a filing with the KCC of a Unanimous Settlement Agreement with respect to the joint application for approval of the Merger filed March 16, 2016. The Unanimous Settlement Agreement is subject to approval by the KCC. As a condition of the Unanimous Settlement Agreement that was reached with the KCC staff, our pending Kansas rate case is to be withdrawn and current base rates are to remain in effect through January 1, 2019. A decision from Kansas regulators is due no later than January 10, 2017, with an expected transaction close early in 2017.

Earnings

The following table represents our basic and diluted earnings per weighted average share of common stock for the applicable periods ended September 30 (in dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2016	2015	2016	2015	2016	2015
Basic earnings per weighted average share of common stock	$0.62	$0.58	$1.15	$1.07	$1.38	$1.33
Diluted earnings per weighted average share of common stock	$0.62	$0.58	$1.15	$1.07	$1.38	$1.32

Electric segment gross margin increased during all periods ended September 30, 2016 compared to 2015, reflecting increased electric rates for our Missouri customers effective July 26, 2015 and September 14, 2016.

Electric earnings for the three months ended September 30, 2016 were positively impacted by the Missouri rate increases mentioned above as well as warmer weather and decreases in regulated operating and maintenance expenses as compared to the same period in 2015.

Electric earnings for the nine months ended September 30, 2016 were positively impacted by the Missouri rate increases and decreases in regulated operating and maintenance expenses. Electric and gas earnings for this period were negatively impacted by milder weather in the first quarter of 2016 as compared to the same period last year.

Electric earnings for the twelve months ended September 30, 2016 were positively impacted by the Missouri rate increases and decreases in regulated operating and maintenance expense. Electric and gas earnings for this period were negatively impacted by milder weather in the first quarter of 2016 and the fourth quarter of 2015 as compared to the same periods last year.

Electric earnings were also negatively impacted in all periods presented by increased depreciation and interest expense, reduced AFUDC and merger related expenses of approximately $0.3 million during the three months ended September 30, 2016 and $8.7 million in both the nine months ended and twelve months ended September 30, 2016 periods.

The table below sets forth a reconciliation of basic and diluted earnings per share (EPS) between the three months, nine months and twelve months ended September 30, 2015 and September 30, 2016, which is a non-GAAP presentation. The economic substance behind our non-GAAP EPS measure is to present the after tax impact of significant items and components of the statement of income on a per share basis before the impact of additional stock issuances. The dilutive effect of additional shares issued included in the table reflects the estimated impact of all shares issued during the periods ended September 30.

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

	Three Months Ended	Nine Months Ended	Twelve Months Ended
Earnings Per Share — 2015	$0.58	$1.07	$1.33

Gross margins
Electric segment	$0.09	$0.23	$0.27
Gas segment	0.00	(0.01)	(0.03)
Other segment	(0.01)	(0.01)	(0.01)
Total Gross Margin	0.08	0.21	0.23

Operating — electric segment	0.02	0.03	0.01
Operating —gas segment	0.00	0.00	0.00
Maintenance and repairs	0.01	0.05	0.08
Merger related expenses	0.00	(0.12)	(0.12)
Depreciation and amortization	(0.05)	(0.07)	(0.09)
Other taxes	0.00	0.01	0.00
AFUDC	(0.02)	(0.01)	(0.02)
Change in effective income tax rates	(0.01)	(0.01)	(0.01)
Interest charges	0.00	(0.02)	(0.03)
Other income and deductions	0.02	0.02	0.01
Dilutive effect of additional shares issued	(0.01)	(0.01)	(0.01)
Earnings Per Share — 2016	$0.62	$1.15	$1.38

Recent Activities

Regulatory Matters

On October 16, 2015, we filed a request with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers, seeking an annual increase in total revenue of approximately $33.4 million, or approximately 7.3%. We made a corresponding filing with the Oklahoma Corporation Commission (OCC) for adoption of Missouri proposed rates for our Oklahoma customers under an administrative ruling providing rate reciprocity which took effect in August 2015. This ruling permits us to request such rate reciprocity, but it does not require the OCC to grant such requests.

On June 21, 2016, we announced we had filed a Unanimous Stipulation and Agreement (Agreement) with the MPSC. The MPSC issued an order approving the Agreement on August 10, 2016 with rates effective September 14, 2016. The Agreement allows an annual increase in base revenues of approximately $20.4 million, or 4.46%. Base revenues established by the agreement are lower than the originally requested level of $33.4 million due primarily to lower fuel and purchased power costs than those built into current customer rates. The offsetting effect of reduced revenues and reduced fuel costs results in little impact to gross margin. The most significant factor driving the rate request was the cost associated with the conversion of the Riverton Unit 12 natural gas combustion turbine to combined cycle operation. The Agreement calls for the Fuel Adjustment Charge to remain in effect. In addition, a tracking mechanism for non-labor operating and maintenance expenses for the Riverton 12 Combined Cycle Unit will continue and tracking of pension and other post-employment benefit expenses will continue.

On September 23, 2016, we filed with the OCC for a change in rates for Oklahoma customers pursuant to the rate reciprocity rule mentioned above, seeking an annual increase in base revenues of approximately $4.7 million, or approximately 37.8% for Oklahoma electric customers. The OCC issued an order on October 13, 2016 rejecting the Missouri rates filed under the reciprocity rule. On November 2, 2016, we filed an application requesting that the current case be dismissed and filed a notice of intent to file an application seeking to implement a plan which would modify the rates and charges for our Oklahoma jurisdiction customers.

On September 16, 2016, we filed a request with the Kansas Corporation Commission (KCC) for changes in rates for our Kansas electric customers, seeking an annual increase in total revenue of approximately $6.4 million, or approximately 25.7%. On October 6, 2016, we announced a filing with the KCC of a Unanimous Settlement Agreement with respect to the joint application for approval of the Merger filed March 16, 2016. The Unanimous Settlement Agreement is subject to approval by the KCC. As a condition of the Unanimous Settlement Agreement that was reached with the KCC staff, our pending Kansas rate case is to be withdrawn and current base rates are to remain in effect through January 1, 2019. The agreement also provides that we may file a request to update the current Environmental Recovery Rider in Kansas to include costs associated with the Riverton 12 Combined Cycle project, which would produce approximately $1.2 million of additional revenue annually.

On July 21, 2016, we filed a request with the Arkansas Public Service Commission to implement a cost recovery rider for the conversion of the existing Riverton Unit 12 to combined cycle operation. The rider request was approved on October 25, 2016 and we will begin collecting approximately $0.6 million of additional annual revenue on November 1, 2016.

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

RESULTS OF OPERATIONS

The following discussion analyzes significant changes in the results of operations for the three, nine, and twelve-month periods ended September 30, 2016, compared to the same periods ended September 30, 2015.

The following table represents our results of operations by operating segment for the applicable periods ended September 30 (in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2016	2015	2016	2015	2016	2015
Electric	$27.7	$25.1	$49.1	$43.8	$57.6	$53.0
Gas	(0.7)	(0.6)	0.1	0.7	0.6	2.0
Other	0.5	0.8	1.5	2.2	2.4	2.8
Net income	$27.5	$25.3	$50.7	$46.7	$60.6	$57.8

Electric Segment

Electric operating revenues comprised approximately 96.4% of our total operating revenues during the third quarter of 2016.

Sales, Revenues and Gross Margin

KWh Sales

The amounts and percentage changes from the prior periods in kilowatt-hour (kWh) sales by major customer class for on-system (native load) sales for the applicable periods ended September 30, were as follows (in millions):

	kWh Sales
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2016	2015	Change(1)	2016	2015	Change(1)	2016	2015	Change(1)
Residential	540.9	514.5	5.1%	1,413.3	1,451.1	(2.6)%	1,798.4	1,895.0	(5.1)%
Commercial	443.8	436.9	1.6	1,197.6	1,208.1	(0.9)	1,566.9	1,594.7	(1.7)
Industrial	288.9	286.9	0.7	814.4	804.3	1.3	1,074.7	1,061.1	1.3
Wholesale on-system	95.6	93.2	2.6	255.0	255.3	(0.1)	330.5	334.9	(1.3)
Other(2)	34.8	34.6	0.5	99.7	99.2	0.5	131.6	129.9	1.4
Total on-system sales	1,404.0	1,366.1	2.8	3,780.0	3,818.0	(1.0)	4,902.1	5,015.6	(2.3)

(1) Percentage changes are based on actual kWh sales and may not agree to the rounded amounts shown above.

(2) Other kWh sales include street lighting, other public authorities and interdepartmental usage.

KWh sales for our on-system customers increased 2.8% primarily due to increased demand resulting from warmer weather in the third quarter of 2016 as compared to the third quarter of 2015. Total cooling degree days (the cumulative number of degrees that the daily average temperature for each day during that period was above 65° F) for the third quarter of 2016 were 14.4% more than the same period last year and 20.5% more than the 30-year average. KWh sales for our residential and commercial customers increased mainly due to the warmer weather. Industrial sales increased 0.7% mainly due to increased usage.

KWh sales for our on-system customers decreased 1.0% during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to decreased demand resulting from milder weather in the first quarter of 2016 as compared to the same period in 2015.

Residential kWh sales decreased 2.6% mainly due to the milder weather and decreased customer usage. Commercial kWh sales decreased 0.9%.  Industrial sales increased 1.3% mainly due to increased usage.

KWh sales for our on-system customers decreased 2.3% during the twelve months ended September 30, 2016, as compared to the same period in 2015, primarily due to decreased demand resulting from the impact of milder weather during the first quarter of 2016 and the fourth quarter of 2015, and other volumetric factors, as compared to the prior year periods. Residential and commercial kWh sales decreased primarily due to the milder weather during the twelve months ended September 30, 2016 and decreased customer usage. Industrial sales increased 1.3% mainly due to increased usage.

Revenues and Gross Margin

As shown in the Electric Segment Operating Revenues and Gross Margin table below, electric segment gross margin, defined as electric revenues less fuel and purchased power costs, increased approximately $6.7 million, $16.7 million and $19.0 million during the three month, nine month and twelve month periods ended September 30, 2016, respectively, as compared to the comparable periods in 2015 mainly due to the July 2015 increase in Missouri electric rates.

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

	Electric Segment Operating Revenues and Gross Margin
	3 Months	3 Months		9 Months	9 Months		12 Months	12 Months
	Ended	Ended	%	Ended	Ended	%	Ended	Ended	%
Customer Class	2016	2015	Change(1)	2016	2015	Change(1)	2016	2015	Change(1)
Residential	$72.2	$68.1	6.0%	$182.9	$181.3	0.9%	$232.2	$234.2	(0.9)%
Commercial	50.0	49.8	0.5	130.6	132.3	(1.3)	170.1	173.2	(1.8)
Industrial	25.2	26.3	(4.0)	66.4	67.7	(2.0)	86.8	87.9	(1.2)
Wholesale on-system	5.8	5.7	1.7	15.0	13.9	7.6	19.1	19.1	(0.1)
Other(2)	4.4	4.4	(1.5)	11.9	12.0	(0.7)	15.6	15.6	0.3
Total on-system revenues	$157.6	$154.3	2.1	$406.8	$407.2	(0.1)	$523.8	$530.0	(1.2)
Off-system wholesale(3)	—	—		—	—		—	0.0	(100.0)
SPP IM net revenues(3)	7.7	4.0	92.4	17.1	12.1	41.2	20.0	19.7	1.9
Total revenues from kWh sales	165.3	158.3	4.4	423.9	419.3	1.1	543.8	549.7	(1.1)
Miscellaneous revenues(4)	3.2	3.5	(10.7)	9.8	10.5	(6.2)	13.1	13.7	(4.5)
Total electric operating revenues	$168.5	$161.8	4.1	$433.7	$429.8	0.9	$556.9	$563.4	(1.2)
Water revenues	0.6	0.6	1.2	1.5	1.5	0.7	2.1	2.1	0.9
Total electric segment operating revenues	$169.1	$162.4	4.1	$435.2	$431.3	0.9	$559.0	$565.5	(1.1)
Actual fuel and purchased power expenditures(3)	44.2	41.3	7.0	112.7	111.0	1.5	142.7	145.5	(1.9)
SPP IM net purchases(3)	1.5	5.9	(74.2)	5.2	17.5	(70.3)	10.3	30.6	(66.3)
Net fuel recovery and deferral	0.6	(0.6)	202.2	5.6	7.5	(25.4)	6.9	8.6	(19.3)
SWPA amortization(5)	(0.7)	(0.7)	(1.3)	(1.9)	(1.9)	1.9	(2.5)	(2.6)	2.9
Unrealized (gain)/loss on derivatives	0.2	(0.1)	189.5	(0.5)	(0.2)	(187.5)	(0.3)	0.4	(193.7)
Total fuel and purchased power expense per income statement	$45.8	$45.8	0.0	$121.1	$133.9	(9.5)	$157.1	$182.5	(13.9)
Total Gross Margin	$123.3	$116.6	5.7	$314.1	$297.4	5.6	$401.9	$383.0	4.9

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

(5)  Missouri ten year amortization of the $26.6 million payment received from the Southwest Power Administration (SWPA) in September, 2010, of which $8.9 million of the Missouri portion remains to be amortized as of September 30, 2016.

Revenues for our on-system customers increased $3.3 million during the third quarter of 2016 as compared to the third quarter of 2015. The impact of weather and other volumetric related factors increased revenues an estimated $3.0 million. Increased customer rates of $5.0 million, primarily due to the July 2015 and September 2016 increases in Missouri electric rates, net of a $1.1 million decrease resulting from a lowering of Missouri base fuel recovery, contributed an estimated $3.9 million to revenues.  Improved customer counts increased revenues an estimated $1.1 million. A $2.2 million decrease in Missouri fuel recovery revenue and a $2.5 million decrease in non-Missouri fuel recovery revenue, decreased revenues. Both of these items were offset by a corresponding change in fuel expenses, resulting in little effect on gross margin.

Although on-system revenues decreased for the nine months and twelve months ended September 30, 2016 periods, electric margins increased for these same periods. As discussed below, the decrease in revenues for both periods was driven primarily by decreases in fuel recovery revenues which have little impact on margin.

Total revenues for our on-system customers decreased $0.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015, driven by a $7.6 million decrease in Missouri fuel recovery revenue and a $3.7 million decrease in non-Missouri fuel recovery revenue, both of which were offset by a corresponding change in fuel expenses, resulting in little effect on gross margin. Weather and other volumetric related factors (mainly decreased customer usage) decreased revenues an estimated $5.7 million. Positive revenue changes included increased customer rates of $18.0 million, primarily due to the July 2015 increase in Missouri electric rates, net of a $4.1 million decrease resulting from a lowering of Missouri base fuel recovery, which contributed an estimated $13.9 million to revenues. Improved customer counts also increased revenues an estimated $2.7 million.

Revenues for our on-system customers decreased $6.2 million for the twelve months ended September 30, 2016 as compared to the same period in 2015 driven by a $9.5 million decrease in Missouri fuel recovery revenue and a $4.5 million decrease in non-Missouri fuel recovery revenue, both of which were offset by a corresponding change in fuel expenses, resulting in little effect on gross margin. Weather and other volumetric related factors (mainly decreased customer usage) decreased revenues an estimated $13.7 million during the twelve months ended September 30, 2016, negatively impacting revenues. Positive revenue changes included increased customer rates of $23.7 million, primarily due to the July 2015 increase in Missouri electric rates, net of a $5.4 million decrease resulting from a lowering of Missouri base fuel recovery, which contributed an estimated $18.3 million to revenues. Improved customer counts increased revenues an estimated $3.2 million. Decreases in total fuel and purchased power expense during the twelve month period ended September 30, 2016, reflective of the content and timing of our various fuel mechanisms, also contributed positively to electric segment gross margin.

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

Operating Expenses — Other Than Fuel and Purchased Power

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended September 30, 2016 as compared to the same periods in 2015 (in millions):

	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	2016 vs. 2015	2016 vs. 2015	2016 vs. 2015
Regulated operating expense:
Transmission expense(1)	$(1.8)	$(2.7)	$(2.3)
Distribution expense	(0.2)	(0.4)	(0.4)
Power operation expense	0.2	(1.3)	(0.8)
Customer accounts and assistance expense	0.1	0.1	0.1
Employee pension expense	0.8	0.6	0.4
Employee health care expense	(0.4)	(0.3)	(0.1)
General office supplies and expense(2)	0.7	3.1	3.9
Administrative and general expense	(0.7)	(1.0)	(1.2)
Allowance for uncollectible accounts	0.0	(0.4)	(0.5)
Other miscellaneous accounts (netted)	—	—	—
TOTAL	$(1.3)	$(2.3)	$(0.9)

(1)         Mainly due to a $1.8 million MISO Regional Through-and-Out refund received in the third quarter of 2016 and $2.1 million in refunds for the nine month ended and twelve month ended periods, of which approximately 50% was offset by a change in fuel expense through our Missouri fuel adjustment clause.

(2)         Mainly due to increases in executive stock compensation of $0.7 million, $2.5 million and $3.6 million for the three month, nine month and twelve month periods ended September 30, 2016, respectively.

The table below shows maintenance and repairs expense increases/(decreases) for the applicable periods ended September 30, 2016 as compared to the same periods in 2015 (in millions):

	Three Months	Nine Months		Twelve Months
	Ended	Ended		Ended
	2016 vs. 2015	2016 vs. 2015		2016 vs. 2015
Transmission and distribution maintenance expense(1)	$(1.1)	$(2.2)		$(3.2)
Maintenance and repairs expense at:
Energy Center	(0.6)	—		(0.5)
Asbury plant	—	0.8		0.4
SLCC	0.5	(2.9	)(2)	(2.7	)(2)
State Line plant	—	(0.1)		(0.4)
Iatan plant	(0.1)	(0.9)		(1.0)
Plum Point plant	0.2	1.2		1.3
Riverton plant	—	(0.1)		(0.1)
Water plant	—	0.1		0.2
Other miscellaneous accounts (netted)	0.1	0.2		0.2
TOTAL	$(1.0)	$(3.9)		$(5.8)

(1) Mainly due to decreases in tree trimming maintenance expense.

(2) Mainly due to timing differences of a planned maintenance outage in 2015.

In connection with the Merger Agreement and the pending Merger, we incurred approximately $0.3 million of merger related expenses in the third quarter of 2016 and $8.7 million during the nine months and twelve months ended September 30, 2016.

Depreciation and amortization expense increased approximately $3.7 million (19.9%), $4.7 million (8.3%) and $6.4 million (8.8%) during the three month, nine month and twelve month periods ended September 30, 2016, respectively, primarily due to increased plant in service and a $2.6 million one-time adjustment from our recent Missouri rate case.

Other taxes decreased $0.1 million and $0.4 million during the three month and nine month periods ended September 30, 2016, respectively. Other taxes increased approximately $0.1 million during the twelve month period ended September 30, 2016.

Gas Segment

Gas Operating Revenues and Sales

The following table details our natural gas sales for the periods ended September 30:

Total Gas Delivered to Customers

	Three Months Ended			Nine Months Ended			Twelve Months Ended
			%			%			%
(bcf sales)	2016	2015	Change(1)	2016	2015	Change(1)	2016	2015	Change(1)
Residential	0.08	0.11	(24.3)%	1.39	1.59	(12.4)%	2.02	2.46	(17.8)%
Commercial	0.10	0.10	(0.3)	0.68	0.76	(10.4)	0.97	1.14	(15.6)
Industrial	0.01	0.00	28.6	0.03	0.03	(12.7)	0.03	0.05	(23.4)
Other(1)	0.00	0.00	(7.2)	0.02	0.02	4.7	0.03	0.03	(3.2)
Total retail sales	0.19	0.21	(11.8)	2.12	2.40	(11.6)	3.05	3.68	(17.1)
Transportation sales	0.84	0.87	(3.0)	2.98	3.31	(9.8)	4.13	4.65	(11.2)
Total gas operating sales	1.03	1.08	(4.8)	5.10	5.71	(10.6)	7.18	8.33	(13.8)

(1)  Other includes other public authorities and interdepartmental usage.

The following table details our natural gas revenues for the periods ended September 30:

Operating Revenues and Cost of Gas Sold

	Three Months Ended			Nine Months Ended			Twelve Months Ended
($ in millions)	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Residential	$2.5	$2.8	(12.0)%	$15.7	$19.6	(19.9)%	$22.4	$29.5	(24.1)%
Commercial	1.2	1.3	(13.0)	6.3	8.0	(21.7)	8.9	12.0	(25.4)
Industrial	0.0	0.1	(8.1)	0.2	0.3	(30.4)	0.2	0.4	(37.4)
Other(1)	0.0	0.0	(7.9)	0.2	0.3	(11.2)	0.3	0.3	(15.9)
Total retail revenues	$3.7	$4.2	(12.3)	$22.4	$28.2	(20.4)	$31.8	$42.2	(24.6)
Other revenues	0.1	0.1	(15.1)	0.3	0.3	(16.0)	0.4	0.4	(14.5)
Transportation revenues	0.8	0.8	1.4	2.6	2.7	(2.4)	3.6	3.8	(4.5)
Total gas operating revenues	$4.6	$5.1	(10.3)	$25.3	$31.2	(18.8)	$35.8	$46.4	(22.8)
Cost of gas sold	0.9	1.3	(33.8)	9.9	14.8	(33.0)	14.6	22.9	(36.0)
Gas segment gross margins	$3.7	$3.8	(2.2)	$15.4	$16.4	(6.1)	$21.2	$23.5	(10.1)

(1)  Other includes other public authorities and interdepartmental usage.

Gas retail sales and revenues decreased during all periods presented during 2016 as compared to the comparable periods in 2015 reflecting decreased demand due to milder temperatures. Total heating degree days for the 2015-2016 gas heating season (which runs from November to March) were 20.6% less than the 2014-2015 gas heating season and 18.5% less than the 30-year average gas heating season. As a result, our gas gross margin (defined as gas operating revenues less cost of gas in rates) decreased $0.1 million, $1.0 million and $2.4 million, during the three month, nine month and twelve month periods ended September 30, 2016, respectively.

We have a PGA clause in place that allows us to recover from our customers, subject to routine regulatory review, the cost of purchased gas supplies, transportation and storage, including costs associated with the use of financial instruments to hedge the purchase price of natural gas. Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a regulatory asset or regulatory liability until the balance is recovered from or credited to customers. As of September 30, 2016, we had $1.0 million recorded as a non-current regulatory asset.

Operating Revenue Deductions

The table below shows regulated operating expense increases/(decreases) for the applicable periods ended September 30, 2016 as compared to the same periods in 2015.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
(in millions)	2016 vs. 2015	2016 vs. 2015	2016 vs. 2015
Administrative and general expense	$0.1	$0.4	$0.5
Customer accounts expense	—	(0.1)	(0.3)
Other miscellaneous accounts (netted)	—	(0.1)	0.1
TOTAL	$0.1	$0.2	$0.3

Consolidated Company

Income Taxes

The following table shows our consolidated provision for income taxes (in millions) and our consolidated effective federal and state income tax rates for the applicable periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	2016	2015	2016	2015	2016	2015
Consolidated provision for income taxes	$17.0	$15.3	$31.3	$28.1	$37.0	$34.8
Consolidated effective federal and state income tax rates	38.2%	37.6%	38.1%	37.6%	37.9%	37.6%

See Note 12 of “Notes to Consolidated Financial Statements (Unaudited)” for more information and discussion concerning our income tax provision and effective tax rates.

Nonoperating Items

The following table shows the total allowance for funds used during construction (AFUDC) for the applicable periods ended September 30. AFUDC decreased during the twelve months ended September 30, 2016 as compared to the same period in 2015, reflecting the completion of the environmental retrofit project at our Asbury plant in December 2014. AFUDC increased during the nine months ended September 30, 2016 as compared to the same period in 2015 reflecting construction of the Riverton 12 combined cycle project. AFUDC decreased during the three months ended September 30, 2016 as compared to the same period in 2015 reflecting completion of the Riverton 12 combined cycle project.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(in millions)	2016	2015	2016	2015	2016	2015
Allowance for equity funds used during construction	$0.2	$1.3	$3.0	$3.5	$4.4	$5.3
Allowance for borrowed funds used during construction	0.2	0.7	1.8	2.0	2.6	3.0
Total AFUDC	$0.4	$2.0	$4.8	$5.5	$7.0	$8.3

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

	Interest Charges
	Third	Third		9 Months	9 Months		12 Months	12 Months
	Quarter	Quarter	%	Ended	Ended	%	Ended	Ended	%
(in millions)	2016	2015	Change	2016	2015	Change	2016	2015	Change
Long-term debt interest	$11.3	$11.0	2.7%	$33.9	$32.5	4.3%	$45.2	$42.8	5.5%
Short-term debt interest	0.0	0.1	(69.2)	0.1	0.2	(54.5)	0.1	0.3	(56.1)
Other interest	0.3	0.2	10.8	0.9	0.8	9.7	1.1	1.0	7.5
Total interest charges	$11.6	$11.3	2.4	$34.9	$33.5	4.0	$46.4	$44.1	5.2

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

The following table sets forth information regarding electric and water rate increases since January 1, 2013:

Jurisdiction	Date Requested	Annual Increase Granted	Percent Increase Granted	Date Effective
Missouri – Electric	October 16, 2015	$20,390,000	4.46%	September 14, 2016
Missouri – Electric	August 29, 2014	$17,125,000	3.90%	July 26, 2015
Kansas - Electric	December 5, 2014	$782,479	4.71%	June 1, 2015
Arkansas - Electric	February 23, 2015	$457,000	3.35%	February 23, 2015
Kansas - Electric	January 22, 2015	$273,455	1.08%	February 23, 2015
Arkansas - Electric	December 3, 2013	$1,366,809	11.34%	September 26, 2014
Missouri – Electric	July 6, 2012	$27,500,000	6.78%	April 1, 2013

On October 16, 2015, we filed a request with the Missouri Public Service Commission (MPSC) for changes in rates for our Missouri electric customers, seeking an annual increase in total revenue of approximately $33.4 million, or approximately 7.3%. We made a corresponding filing with the Oklahoma Corporation Commission (OCC) for adoption of Missouri proposed rates for our Oklahoma customers under an administrative ruling providing rate reciprocity which took effect in August 2015. This ruling permits us to request such rate reciprocity, but it does not require the OCC to grant such requests.

On June 21, 2016, we announced we had filed a Unanimous Stipulation and Agreement (Agreement) with the MPSC. The MPSC issued an order approving the Agreement on August 10, 2016 with rates effective September 14, 2016. The Agreement allows an annual increase in base revenues of approximately $20.4 million, or 4.46%. Base revenues established by the agreement are lower than the originally requested level of $33.4 million due primarily to lower fuel and purchased power costs than those built into current customer rates. The offsetting effect of reduced revenues and reduced fuel costs results in little impact to gross margin. The most significant factor driving the rate request was the cost associated with the conversion of the Riverton Unit 12 natural gas combustion turbine to combined cycle operation. The Agreement calls for the Fuel Adjustment Charge to remain in effect. In addition, a tracking mechanism for non-labor operating and maintenance expenses for the Riverton 12 Combined Cycle Unit will continue and tracking of pension and other post-employment benefit expenses will continue.

On September 23, 2016, we filed with the OCC for a change in rates for Oklahoma customers pursuant to the rate reciprocity rule mentioned above, seeking an annual increase in base revenues of approximately $4.7 million, or approximately 37.8% for Oklahoma electric customers. The OCC issued an order on October 13, 2016 rejecting the Missouri rates filed under the reciprocity rule. On November 2, 2016, we filed an application requesting that the current case be dismissed and filed a notice of intent to file an application seeking to implement a plan which would modify the rates and charges for our Oklahoma jurisdiction customers.

On September 16, 2016, we filed a request with the Kansas Corporation Commission (KCC) for changes in rates for our Kansas electric customers, seeking an annual increase in total revenue of approximately $6.4 million, or approximately 25.7%. On October 6, 2016, we announced a filing with the KCC of a Unanimous Settlement Agreement with respect to the joint application for approval of the Merger filed March 16, 2016. The Unanimous Settlement Agreement is subject to approval by the KCC. As a condition of the Unanimous Settlement Agreement that was reached with the KCC staff, our pending Kansas rate case is to be withdrawn and current base rates are to remain in effect through January 1, 2019. The agreement also provides that we may file a request to update the current Environmental Recovery Rider in Kansas to include costs associated with the Riverton 12 Combined Cycle project, which would produce approximately $1.2 million of additional revenue annually.

On July 21, 2016, we filed a request with the Arkansas Public Service Commission to implement a cost recovery rider for the conversion of the existing Riverton Unit 12 to combined cycle operation. The rider request was approved on October 25, 2016 and we will begin collecting approximately $0.6 million of additional annual revenue on November 1, 2016.

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

As a result, we have participated with the SPP members and other impacted utilities in two separate FERC settlement proceedings in an effort to reduce the costs to our customers. On October 13, 2015, SPP members, SPP, MISO and MISO members filed a settlement at the FERC regarding

MISO’s unreserved and uncompensated use of the SPP members’ systems. As approved by the FERC, the agreement provides compensation and governance for the continued shared use of the transmission system among MISO, SPP and other impacted utilities. The regional through and out transmission delivery rate (RTOR) dispute regarding Plum Point proceeded through settlement discussions and a resulting settlement agreement was filed with the FERC on February 25, 2016. The settlement closed on June 23, 2016 and we withdrew all claims on July 6, 2016. We have received a total of $2.1 million in MISO Regional Through-and-Out refunds in 2016.

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

Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015	Change
Cash provided by/(used in):
Operating activities	$155.6	$145.7	$9.9
Investing activities	(95.0)	(147.7)	52.7
Financing activities	(54.4)	1.8	(56.2)
Net change in cash and cash equivalents	$6.2	$(0.2)	$6.4

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

Nine Months Ended September 30, 2016 Compared to 2015.  During the nine months ended September 30, 2016 our net cash flows provided from operating activities increased $9.9 million, or 6.8%, from 2015. The increase is largely driven by changes in pension adjustments, deferred taxes, and regulated fuel treatment, while only partially offset by changes in customer receivables. Additional detailed changes are as follows:

•                  Increase in net income - $4.0 million.

•                  Lower pension contributions - $8.9 million.

•                  Net changes in fuel deferral mechanisms – $5.5 million.

•                  Increase in plant related depreciation - $5.0 million.

•                  Changes to deferred taxes, primarily related to accelerated tax depreciation and utilization of previous tax net operating losses - $3.0 million.

•                  Adjustments related to stock compensation valuations - $2.6 million.

•                  Working capital changes for accounts receivable, accounts payable and other current assets and liabilities - $(10.0) million.

•                  Amortizations related to regulatory fuel adjustment mechanisms - $(7.8) million.

•                  Changes in derivative loss positions - $(1.5) million.

Capital Requirements and Investing Activities

Our net cash flows used in investing activities decreased $52.7 million during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to a decrease in capital expenditures for the Riverton 12 combined cycle construction period over period reflecting the completion of the combined cycle unit in April 2016.

Our capital expenditures incurred totaled approximately $90.3 million during the nine months ended September 30, 2016, compared to $143.5 million for the nine months ended September 30, 2015.

A breakdown of the capital expenditures for the nine months ended September 30, 2016 and 2015 is as follows (in millions):

	Capital Expenditures
(in millions)	2016	2015
Distribution and transmission system additions	$51.6	$49.5
New Generation – Riverton 12 combined cycle	14.5	68.6
Additions and replacements – electric plant	8.3	12.6
Gas segment additions and replacements	3.0	3.3
Transportation	3.8	2.7
Other (including retirements, insurance proceeds and salvage -net) (1)	8.4	5.0
Subtotal	89.6	141.7
Non-regulated capital expenditures (primarily fiber optics)	0.7	1.8
Subtotal capital expenditures incurred (2)	90.3	143.5
Adjusted for capital expenditures payable (3)	4.7	4.2
Total cash outlay	$95.0	$147.7

(1) Other includes equity AFUDC of $(3.0) million and $(3.5) million for 2016 and 2015, respectively.

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

All of our cash requirements for capital expenditures during the third quarter of 2016 were satisfied from internally generated funds (funds provided by operating activities less dividends paid).

We estimate that internally generated funds will provide 100.0% of the funds required for the remainder of our budgeted 2016 capital expenditures. If operating activities do not provide all of the funds required and additional financing is needed, we intend to utilize short-term debt.

Financing Activities

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Our net cash flows used in financing activities was $54.4 million in the nine months ended September 30, 2016 as compared to $1.8 million provided by financing activities in the nine months ended September 30, 2015, a decrease of $56.2 million, primarily due to the following:

•                  No first mortgage bonds issued during the nine months ended September 30, 2016 compared to the issuance of $60.0 million of first mortgage bonds during the nine months ended September 30, 2015.

•                  Proceeds from issuance of common stock of $5.2 million during the nine months ended September 30, 2016 as compared to $4.3 million during the nine months ended September 30, 2015.

•                  Net short-term repayments of $25.0 million in the nine months ended September 30, 2016 as compared to net short-term repayments of $27.8 million during the nine months ended September, 2015.

•                  Dividends paid of $34.3 million during the nine months ended September 30, 2016 as compared to $34.0 million during the nine months ended September 30, 2015.

Shelf Registration

We have a $200.0 million shelf registration statement with the SEC, effective December 13, 2013, covering our common stock, unsecured debt securities, preference stock, and first mortgage bonds. As of September 30, 2016, $200.0 million remains available for issuance under this shelf registration statement. However, as a result of our regulatory approvals, we may only issue up to $150.0 million of such securities in the form of first mortgage bonds, of which $30.0 million remains available after the issuance of $60.0 million in first mortgage bonds on August 20, 2015 and $60 million on December 1, 2014. Any proceeds from offerings made pursuant to this shelf would be used to fund capital expenditures, refinance existing debt or general corporate needs during the effective period through December 2016.

Credit Agreements

We have in place a $200 million 5-year Credit Agreement which expires in October 2019. This agreement may be used for working capital, commercial paper back-up and general corporate purposes. The credit facility includes a $20 million swingline loan sublimit, a $20 million sublimit for letters of credit issuance and, subject to bank approval, a $75 million accordion feature and two one-year extensions of the credit facility’s maturity date. On October 20, 2016, the revolving credit facility was amended such that the pending Merger would not trigger the credit agreement’s change of control provision. The revolving credit facility will remain in place after the Merger closing. See Note 6 of “Notes to Consolidated Financial Statements” under Item 8 for additional information regarding this agreement and our unsecured line of credit.

EDE Mortgage Indenture

Substantially all of the property, plant and equipment of The Empire District Electric Company (but not its subsidiaries) is subject to the lien of the EDE Mortgage. Restrictions in the EDE mortgage bond indenture could affect our liquidity. The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Electric Company (EDE Mortgage) is limited by terms of the mortgage to $1.0 billion. Based on the $1.0 billion limit, and our current level of outstanding first mortgage bonds, we are limited to the issuance of $297.0 million of new first mortgage bonds. The EDE Mortgage contains a requirement that for new first mortgage bonds to be issued, our net earnings (as defined in the EDE Mortgage) for any twelve consecutive months within the fifteen months preceding issuance must be two times the annual interest requirements (as defined in the EDE Mortgage) on all first mortgage bonds then outstanding and on the prospective issue of new first mortgage bonds. In addition to the interest coverage requirement, the EDE Mortgage provides that new bonds must be issued against, among other things, retired bonds or 60% of net property additions. The annual interest coverage requirement and retired bonds or 60% of net property additions tests would permit the issuance of more than $297.0 million of new first mortgage bonds; however, as discussed above, we are otherwise limited to the issuance of no more than $297.0 million of new first mortgage bonds. As of September 30, 2016, we are in compliance with all restrictive covenants of the EDE Mortgage.

EDG Mortgage Indenture

The principal amount of all series of first mortgage bonds outstanding at any one time under the Indenture of Mortgage and Deed of Trust of The Empire District Gas Company (EDG Mortgage) is limited by terms of the mortgage to $300.0 million. Substantially all of the property, plant and equipment of The Empire District Gas Company is subject to the lien of the EDG Mortgage. The EDG Mortgage contains a requirement that for new first mortgage bonds to be issued, the amount of such new first mortgage bonds shall not exceed 75% of the cost of property additions acquired after the date of the Missouri Gas acquisition. The mortgage also contains a limitation on the issuance by EDG of debt (including first mortgage bonds, but excluding short-term debt incurred in the ordinary course under working capital facilities) unless, after giving effect to such issuance, EDG’s ratio of EBITDA (defined as net income plus interest, taxes, depreciation, amortization and certain other non-cash charges) to interest charges for the most recent four fiscal quarters is at least 2.0 to 1.0. As of September 30, 2016, this test would allow us to issue approximately $10.7 million principal amount of new first mortgage bonds at an assumed interest rate of 5.5%. As of September 30, 2016, we are in compliance with all restrictive covenants of the EDG Mortgage.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not materially changed at September 30, 2016 compared to December 31, 2015. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On October 27, 2016, the Board of Directors declared a quarterly dividend of $0.26 per share on common stock payable on December 15, 2016 to holders of record as of December 1, 2016.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of additional critical accounting policies. There were no changes in these policies in the quarter ended September 30, 2016.

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

We satisfied 65.0% of our 2015 generation fuel supply need through coal. Approximately 97% of our 2015 coal supply was Western coal. We have contracts and binding proposals to supply a portion of the fuel for our coal plants through 2017. With these contracts and existing inventory, we have secured approximately 100% of our anticipated fuel requirements for 2016, 59% for 2017 and 23% for 2018 for our Asbury coal plant. In order to manage our exposure to fuel prices, future coal supplies will be acquired using a combination of short-term and long-term contracts.

We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement program is designed to manage our costs to avoid volatile natural gas prices. We enter into physical forward and financial derivative contracts with counterparties relating to our future natural gas requirements that lock in prices (with respect to predetermined percentages of our expected future natural gas needs) in an attempt to lessen the volatility in our fuel expenditures and improve predictability. As of September 30, 2016, 33%, or 1.2 million Dths’s, of our anticipated volume of natural gas usage for our electric operations for the remainder of 2016 is hedged.

Based on our expected natural gas purchases for our electric operations for the next twelve months, if average natural gas prices increased 10% more than the price at September 30, 2016, our natural gas expenditures would increase by approximately $1.9 million based on our September 30, 2016 total hedged positions for the next twelve months. However, such an increase would be probable of recovery through fuel adjustment mechanisms in all of our jurisdictions, which significantly reduces the impact of fluctuating fuel costs.

We attempt to mitigate a portion of our natural gas price risk associated with our gas segment using physical forward purchase agreements, storage and derivative contracts. As of September 30, 2016, we have 1.8 million Dths in storage on the three pipelines that serve our customers. This represents 86% of our storage capacity. We have an additional 0.5 million Dths hedged through financial derivatives and physical contracts.

See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” for further information.

Credit Risk.

In order to minimize overall credit risk, we maintain credit policies, including the evaluation of counterparty financial condition and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. See Note 4 of “Notes to Consolidated Financial Statements (Unaudited)” regarding agreements containing credit risk contingent features. In addition, certain counterparties make available collateral in the form of cash held as margin deposits as a result of exceeding agreed-upon credit exposure thresholds or may be required to prepay the transaction. Conversely, we are required to post collateral with counterparties at certain thresholds, which is typically the result of changes in commodity prices. Amounts reported as margin deposit liabilities represent counterparty funds we hold that result from various trading counterparties exceeding agreed-upon credit exposure thresholds. Amounts reported as margin deposit assets represent our funds held on deposit for our NYMEX contracts with our broker and other financial contracts with other counterparties that resulted from us exceeding agreed-upon credit limits established by the counterparties. The following table depicts our margin deposit assets at September 30, 2016 and December 31, 2015 (in millions).

	September 30, 2016	December 31, 2015

Margin deposit assets	$4.2	$11.2

There were no margin deposit liabilities at these dates.

Our exposure to credit risk is concentrated primarily within our fuel procurement process, as we transact with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Below is a table showing our net credit exposure at September 30, 2016, reflecting that our counterparties are exposed to Empire for the net unrealized mark-to-market losses for physical forward and financial natural gas contracts carried at fair value(in millions).

Net unrealized mark-to-market losses for physical forward natural gas contracts	$1.2
Net unrealized mark-to-market losses for financial natural gas contracts	2.4
Net credit exposure	$3.6

The $2.4 million net unrealized mark-to-market loss for financial natural gas contracts is comprised of $2.5 million that our counterparties are exposed to Empire for unrealized losses, and $0.1 million Empire is exposed to two counterparties. We are holding no collateral from any counterparty since they are below the $10.0 million mark-to-market collateral threshold in our agreements. As noted above, as of September 30, 2016, we have $4.2 million on deposit for NYMEX contract exposure to Empire, of which $4.0 million represents our collateral requirement. If NYMEX gas prices decreased 25% from their September 30, 2016 levels, our collateral requirement would increase $7.6 million. If these prices increased 25%, our collateral requirement would decrease $2.5 million. Our other counterparties would not be required to post collateral with Empire.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

For the twelve months ended September 30, 2016, our ratio of earnings to fixed charges was 2.74x.  See Exhibit (12) hereto.

Item 6.  Exhibits.

(a)           Exhibits.

(10) First Amendment, dated as of October 20, 2016, to the Credit Agreement, dated as of October 20, 2014, among The Empire District Electric Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, and the lenders named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 20, 2016 and filed October 24, 2016, File No. 1-03368).

(12) Computation of Ratio of Earnings to Fixed Charges.

(31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) The following financial information from The Empire District Electric Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 7, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the three, nine and twelve month periods ended September 30, 2016 and 2015, (ii) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.**

*This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

November 7, 2016